Form 10-Q
period 2011-06-30
AG Mortgage Investment Trust, Inc.
filed 2011-08-12
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35151

AG MORTGAGE INVESTMENT TRUST, INC.

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(212) 692-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2011, there were 10,051,250 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	April 1, 2011
Assets
Restricted cash	$63,150,227	$—
Cash	787	1,000
Deferred costs	1,825,395

Total assets	$64,976,409	$1,000

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Contributions received in advance	$63,150,227	$—
Offering costs payable	1,825,395	—
Organization costs payable	15,605	—

Total liabilities	64,991,227	—

Stockholders’ Equity (Deficit)
Common stock, par value $0.01 per share; 1,000 shares authorized and 100 shares issued and outstanding	1	1
Preferred stock, par value $0.01 per share; 0 shares authorized and 0 shares issued and outstanding,	—	—
Additional paid-in-capital	999	999
Accumulated deficit	(15,818)	—

Total stockholders’ equity (deficit)	(14,818)	1,000

Total liabilities and stockholders’ equity (deficit)	$64,976,409	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

Period from March 7, 2011 to June 30, 2011
Revenues	$—

Expenses
Operating expenses	213
Organization costs	15,605

Net loss	$(15,818)

Net loss per share                 NM

NM = not meaningful - see Note 2 for details

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the period from March 7, 2011 to June 30, 2011

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 7, 2011	—	$—	—	$—	$—	$—	$—
Issuance of common stock	100	1	—	—	999	—	1,000
Net loss	—	—	—	—	—	(15,818)	(15,818)

Balance at June 30, 2011	100	$1	—	$—	$999	$(15,818)	$(14,818)

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

Period from March 7, 2011 to June 30, 2011
Cash Flows from Operating Activities
Net loss	$(15,818)
Increase/decrease in operating assets/liabilities:
Increase in organization costs payable	15,605

Net cash used in operating activities	(213)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,000

Net cash provided by financing activities	1,000

Net change in cash	787
Cash, Beginning of Period	—

Cash, End of Period	$787

Supplemental disclosure of non-cash financing activities:
Contributions received in advance	63,150,227
Increase in deferred costs due to offering costs incurred	1,825,395

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was organized in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of non-Agency and Agency residential mortgage-backed securities, or RMBS, other real estate-related securities and financial assets.

The sole stockholder of the Company is AG Funds, L.P. (“AG Funds”), a Delaware limited liability company. On March 7, 2011, AG Funds entered into a subscription agreement with the Company and agreed to purchase 100 shares of common stock for $1,000. The subscription amount was received by the Company on April 1, 2011.The Company subsequently completed an initial public offering on July 6, 2011. See Note 4 for details.

The Company is externally managed by AG REIT Management, LLC (the “Manager”), a newly formed subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser, and an affiliate of the sole stockholder.

The Company intends to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code commencing with its taxable period ending on December 31, 2011. In order to maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income to its stockholders.

As of June 30, 2011, the Company had not yet commenced operations.

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AG MIT, LLC and AG MIT II, LLC. All intercompany balances and transactions have been eliminated.

Cash

Cash is comprised of cash in bank.

Offering and organization costs

The Company incurred offering and organization costs in connection with arranging the Company’s initial public offering (the “IPO”) of its common stock. The offering and other organization costs of the IPO will be paid out of the proceeds of the offering. Offering costs have been accounted for as deferred costs in the June 30, 2011 consolidated balance sheet, and will be reclassified as a reduction of additional paid-in capital upon consummation of the offering. Costs incurred to organize the Company have been expensed as incurred. The Company’s obligation to pay for organization and offering expenses incurred is capped at 1% of the total gross proceeds from the IPO and the concurrent private placement, and the Manager will pay for such expenses incurred above the cap. See Note 3 for further details.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Net income (loss) per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income per share by dividing net income (loss) for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the period shown in the consolidated statement of operations, earnings per share is not presented. As the IPO and concurrent private placement had not yet closed as of June 30, 2011, the shares outstanding at June 30, 2011 represent the Company’s nominal seed balance sheet shares. We therefore believe the presentation of earnings per share is not a meaningful measure of the Company’s performance.

Valuation of financial instruments

The fair value of the financial instruments as applicable that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, we expect to determine fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level I – Quoted prices in active markets for identical assets or liabilities.

•	Level II – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•

Level III – Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Accounting for residential mortgage-backed securities

Our investments in RMBS will be carried at fair value in accordance with ASC 320. Realized gains and losses on sales of RMBS will be recorded in earnings at the time of disposition. How the change in fair value of RMBS is recognized is dependent on the accounting classification of the assets. Changes in the fair value of RMBS accounted for as trading securities or those which we have made a fair value election pursuant to ASC 825 “Financial Instruments” will be recognized in current period earnings.

For RMBS classified as available-for-sale securities, unrealized gains or losses, net of applicable deferred income taxes, will be excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity. In accordance with ASC 320-10 “Investments—Debt and Equity Securities,” other-than-temporary impairment will be recorded when the fair value of the RMBS accounted for as an available-for-sale security has declined below its cost basis and is not expected to recover in value. If we do not intend to sell such security and it is not more likely than not that we will be required to sell it before recovery of its cost basis, any credit component of an other-than-temporary impairment will be recognized in earnings and the remaining portion is recognized in other comprehensive income. The credit component of other-than-temporary impairment losses will be measured using cash flow projections including expectations around credit losses and

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

prepayments. In addition to this analysis, in accordance with ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” for certain securities which represent “beneficial interests in securitized financial assets,” whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment is considered to have occurred. The determination of other-than-temporary impairment will be made at least quarterly.

Investment consolidation

For each investment we make, we will evaluate the underlying entity that issued the securities we acquired or to which we make a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which we enter into an agreement for management, servicing or related services. In performing our analysis, we will refer to guidance in ASC 810-10, “Consolidation.” In situations where we are the transferor of financial assets, we will refer to the guidance in ASC 860-10 “Transfers and Servicing.”

In variable interest entities, or VIEs, an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If we were to treat securitizations as sales in the future, we will analyze the transactions under the guidelines of ASC 810-10 for consolidation.

We may periodically enter into transactions in which we sell assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization transaction. ASC 860-10 is a complex standard that may require us to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

Interest income recognition

Interest income on our RMBS, commercial mortgage-backed securities (“CMBS”) and other real estate-related loans will be accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts will be amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” or ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” as applicable.

We will estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. At least quarterly, these estimated cash flows will be assessed and a revised yield will be computed based on the current amortized cost of the investment, as needed. In estimating these cash flows, there will be a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and, as a result, our interest income.

For pools of whole loans purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable, we will apply the provisions of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Our accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.

Repurchase agreements

We expect to finance the acquisition of certain assets within our portfolio through the use of repurchase agreements. Repurchase agreements will be treated as collateralized financing transactions and will be carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements.

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the assets and the related financing on a gross basis on our statements of financial position with the corresponding interest income and interest expense in our statements of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

Accounting for derivative financial instruments

We may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We will use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. We will account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. If it is determined that the derivative financial instrument is not highly effective as a hedge, we will discontinue hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the instrument will be marked to market, with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria will be marked to market with the changes in value included in net income.

We may enter into derivatives that do not qualify for hedge accounting. Such derivatives will be recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the statement of operations.

Manager compensation

The management agreement provides for the payment to our Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 3.

Income taxes

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2011. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using our taxable income as opposed to net income reported under GAAP in the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We may elect to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

While a TRS will generate net income, a TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at a TRS level, no distribution is required and we can increase book equity of the consolidated entity.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more taxable REIT subsidiaries, such as AG MIT II, LLC, that are subject to corporate income taxation. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay corporate U.S. federal or state income tax. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal income taxes and applicable state and local taxes.

Share-based compensation

We will follow ASC 718, “Compensation—Stock Compensation” with regard to our equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

3. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provides for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, effective July 6, 2011 (the consummation of our initial public offering), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees.

Management fee

Our Manager will be entitled to a management fee equal to 1.50% per annum, calculated and paid quarterly, of the Company’s Stockholders’ Equity. For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

Expense reimbursement

The Company will be required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing our chief financial officer, general counsel and other employees as further described below.

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus any related withholding taxes and employee benefits paid to

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

(1) the Company’s chief financial officer based on the percentage of his time spent on our affairs, (2) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (3) other corporate finance, tax accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business.

Restricted stock grants

On July 6, 2011 (the consummation of our initial public offering), we entered into (i) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (ii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

The total number of shares that may be made subject to awards under our Manager Equity Incentive Plan and our Equity Incentive Plan will be equal to 277,500 shares. Awards under our equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events. The restricted common stock granted concurrently with the closing of the Company’s IPO will vest over a three-year period

Offering and organization costs

The Company’s obligation to pay for the expenses incurred in connection with its formation, the offering and the concurrent private placement has been capped at 1% of the total gross proceeds from the IPO and the concurrent private placement (or approximately $1.8 million, and approximately $2.0 million when the underwriters exercise their overallotment option, which occurred on July 20, 2011 as a subsequent event as detailed in Note 6). The Manager will pay expenses incurred above this 1% cap.

Termination fee

The termination fee, payable for (1) the Company’s termination of the management agreement without cause or (2) the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.

4. Initial Public Offering

On June 29, 2011, the Company entered into (i) a binding underwriting agreement with a group of underwriters to sell 5,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $110.0 million, (ii) a unit purchase agreement with the purchasers of units in a concurrent private placement to purchase 3,205,000 units at $20.00 per share (see Note 5 for detail), (iii) stock purchase agreements with AG Funds and two of our officers, to purchase in the aggregate 500,000 private placement shares of the Company’s common stock at $20.00 per share, (iv) a registration rights agreement with the purchasers of units in the private placement, AG Funds and two of our officers, and (v) an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. See Note 3 for further detail on the management fee and expense reimbursement. The issuance of shares and subsequent receipt of cash related to the IPO and concurrent private placement will be recorded upon settlement of the offering.

The Company completed its IPO and concurrent private placement on July 6, 2011, at which time all subscriptions were paid in cash and the Company issued 9,205,000 shares of common stock. Net proceeds to the

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

Company were $182.3 million, net of issuance costs borne by the Company of approximately $1.8 million. As detailed in Note 6, on July 20, 2011, the underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock at $20.00 per share. After such exercise, net proceeds to the Company increased to $198.1 million, net of total issuance costs borne by the Company of approximately $2.0 million. The Company’s obligation to pay for the expenses incurred in connection with its formation, the IPO and the concurrent private placement were capped at 1% of the total gross proceeds from the offering and concurrent private placement (or approximately $1.8 million, increasing to approximately $2.0 million when the underwriters exercised their overallotment option). The Manager will pay the expenses incurred above this 1% cap. Additionally, the Manager has agreed to pay the entire underwriting discount; therefore, no underwriting discount will be borne by the Company.

On July 6, 2011 we entered into (i) warrant agreements with the purchasers of 3,205,000 units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

As of June 30, 2011, the Company received $63.2 million of contributions. These contributions were received in advance of the IPO’s completion, and have been recorded as restricted cash, with a corresponding liability in the consolidated balance sheet.

5. Private Placement

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consists of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant has an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), will be exercisable as described below and are exercisable during the seven-year period commencing on June 29, 2011. The private placement shares and private placement warrants will immediately separate and will be issued separately, but will be purchased together in the private placement. Total proceeds from the private placement were $74.1 million, including 500,000 private placement shares sold to AG Funds and two of our officers.

AG Funds, together with two of our officers, have committed to participate in the private placement and subscribe collectively for 500,000 private placement shares.

The Company’s independent director nominees entered into a lock-up agreement under which they have agreed, subject to the terms and conditions of the lock-up agreement, not to sell the private placement shares, warrants or the shares of our common stock issuable upon exercise of the private placement warrants, which we refer to as the warrant shares, for 180 days from the closing of this private placement. AG Funds and two of our officers entered into a lock-up agreement under which they agreed, subject to the terms and conditions of the lock-up agreement, not to sell the private placement shares, warrants or warrant shares for two years from the closing of the private placement.

6. Subsequent Events

On July 6, 2011, four independent directors were elected as independent members of the Board of Directors (the “Board”), effective immediately. The Independent Directors formed and became members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

On July 20, 2011, pursuant to the terms of the Underwriting Agreement, dated June 29, 2011, between the Company, the Manager, Angelo, Gordon and Deutsche Bank Securities Inc., as representative of the several underwriters (the “Underwriters”), the Underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock (the “Additional Shares”) at $20.00 per share. The over-allotment

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

option to purchase up to an additional 825,000 shares of the Company’s common stock was granted in connection with the Company’s recent IPO of 5.5 million shares. The Company received proceeds of $16.0 million from the sale of the Additional Shares. At the completion of the offering, after giving effect to the partial exercise of the over-allotment option and the private placement, the Company has sold a total of 10,005,000 shares of common stock and raised approximately $198.1 million in net proceeds.

As of August 8, 2011, the Company had acquired an aggregate securities portfolio equaling $1.39 billion in principal amount, comprised of $880.9 million in 15-year fixed-rate RMBS issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity (collectively, “Agency”), $242.4 million in 20-year fixed-rate Agency RMBS, $47.6 million of Agency interest only strips, $45.8 million of inverse Agency interest only strips, $82.3 million of non-Agency RMBS, $20.0 million of CMBS, $23.8 million current notional of credit derivative trades, and $50.0 million in a forward purchase of specified Agency pools. We have entered into $628.0 million notional of pay-fixed receive-LIBOR swaps that have variable maturities between February 2012 and July 2016. We have entered into master repurchase agreements with thirteen counterparties, under which to date we have borrowed $1.03 billion. The repurchase agreements have maturities between August 12, 2011 and October 21, 2011. We have unsettled trades of $120.2 million, which are a liability not included in financing totals, but included in our aggregate securities portfolio above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “report,” we refer to AG Mortgage Investment Trust, Inc. as “we,” “us,” “the Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC as our “Manager,” and we refer to the indirect parent company of our Manager, Angelo, Gordon & Co., L.P. as “Angelo, Gordon.”

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our registration statement on Form S-11, initially filed on March 7, 2011, and as subsequently amended, in connection with our recent initial public offering, which we refer to as our “IPO registration statement.”

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-11 (Commission File No. 333-172656), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

Overview

We are a newly formed Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of Agency and non-Agency residential mortgage-backed securities, or RMBS, other real estate-related securities and financial assets. We are externally managed by our Manager, a newly formed subsidiary of Angelo, Gordon. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes and to maintain our exemption from registration under the Investment Company Act. Over time, we intend to maintain a portfolio of RMBS and other assets, such as commercial mortgage-backed securities, or CMBS, as part of our plan to qualify as a REIT, while satisfying the requirements for exemption from registration under the Investment Company Act. In this regard, we may also acquire RMBS that represent the entire beneficial interest in the underlying pool of mortgage loans.

Our business objective is to provide attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. We will invest in target assets for our portfolio with the intention of holding them in our portfolio until they are mature, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act.

We intend to use debt financing to increase potential returns to our stockholders and to help fund the acquisition of our target assets. Potential financing sources may include repurchase agreements to finance RMBS and other financings that we and our Manager assess to be consistent with our financing strategy.

Recent Developments

On July 6, 2011, we successfully completed our initial public offering, or IPO, pursuant to which we sold 5,500,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $110.0 million. Concurrently with the consummation of our IPO, we completed a private placement in which we sold 3,205,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.5 of a share of our common stock, at a price of $20.00 per unit. Each warrant has an exercise price of $20.50 per share. In addition, we sold 500,000 private placement shares of our common stock to AG Funds, an affiliate of Angelo, Gordon, and two of our officers, at a price of $20.00 per share. The gross proceeds to us from these private placements were $74.1 million. We did not pay any underwriting discounts or commissions in connection with the private placements.

On July 20, 2011, the underwriters in our IPO exercised their over-allotment option to purchase an additional 800,000 shares of our common stock at a price of $20.00 per share for gross proceeds of $16.0 million. Collectively, we received net proceeds from our IPO and the related private placements of approximately $198.1 million after subtracting expenses incurred in connection with formation of $2.0 million.

Following our IPO, we have been actively working to deploy our IPO proceeds and to generally commence our operations, as described in our IPO registration statement. See below for a description of our investments and their related financing strategies.

Factors Impacting Our Operating Results

See the caption “Risk Factors” in our registration statement on Form S-11 (Commission File No. 333-172656), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Investment Activities

We began investing the proceeds of our IPO and our private placements immediately following the pricing of our IPO and our concurrent private placement. As of August 8, 2011, the Company had acquired an aggregate securities portfolio equaling $1.39 billion in principal amount, comprised of $880.9 million in 15-year fixed-rate Agency RMBS, $242.4 million in 20-year fixed-rate Agency RMBS, $47.6 million of Agency interest only strips, $45.8 million of inverse Agency interest only strips, $82.3 million of non-Agency RMBS, $20.0 million of CMBS, $23.8 million current notional of credit derivative trades, and $50.0 million in a forward purchase of specified Agency pools. We have entered into $628.0 million notional of pay-fixed receive-LIBOR swaps that have variable maturities between February 2012 and July 2016. We have entered into master repurchase agreements with thirteen counterparties, under which to date we have borrowed $1.03 billion. The repurchase agreements have maturities between August 12, 2011 and October 21, 2011. We have unsettled trades of $120.2 million, which are a liability not included in financing totals, but included in our aggregate securities portfolio above.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our consolidated financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page 5 of this report.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the period ended June 30, 2011:

Period from March 7, 2011 to June 30, 2011
Revenues	$—

Expenses
Operating expenses	213
Organization costs	15,605

Net loss	$(15,818)

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our financing sources include the net proceeds of this offering.

We intend to use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets, and will also depend on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We expect to generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

As of August 8, 2011, we have entered into master repurchase agreements (“MRAs”) with thirteen counterparties, under which we have borrowed $1.03 billion. The current borrowings under repurchase agreements have maturities between August 12, 2011 and October 21, 2011. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms may include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of August 8, 2011, we have entered into $628.0 million notional of pay-fixed receive-LIBOR swaps that have variable maturities between February 2012 and July 2016.

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

Contractual Obligations

As of June 30, 2011, we had the following contractual obligations. On June 29, 2011, we entered into (i) a binding underwriting agreement with a group of underwriters to sell 5,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $110.0 million, (ii) a unit purchase agreement with the purchasers of units in the concurrent private placement to purchase 3,205,000 units at $20.00 per share, (iii) stock purchase agreements with AG Funds and two of our officers, to purchase in the aggregate 500,000 private placement shares of the Company’s common stock at $20.00 per share, (iv) a registration rights agreement with the purchasers of units in the private placement, AG Funds and two of our officers, and (v) an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

On July 6, 2011 we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of the IPO and the concurrent private placement to acquire assets in our target asset classes, we may fund our quarterly distributions out of such net proceeds.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary components of our market risk relate to interest rates, liquidity, prepayment rates and credit risk. While we do not seek to avoid risk completely, we seek to assume risk that can be quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our repurchase agreements. We seek to reduce interest rate risks on any outstanding debt and minimize exposure to interest rate fluctuations thereon through the use of interest rate swaps, interest rate caps or other financial instruments, or through a combination of these strategies.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. For the foreseeable future, our repurchase arrangements will generally be short term in nature with each repurchase arrangement having a term of between 30 and 90 days. The financing rate on these arrangements will generally be fixed at the outset of each repurchase transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. In an attempt to offset the increase in funding costs related to rising short term interest rates, our Manager enters into hedging transactions structured to provide us with positive cash flow in the event short term interest rates rise. Our Manager accomplishes this through the use of interest rate swaps, interest rate caps and other derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire.

Generally, in a rising interest rate environment, the fair value of our MBS portfolio would be expected to decrease. In particular, the portion of our MBS portfolio with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon MBS tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon MBS. We anticipate that fixed-rate coupon MBS will comprise a substantial majority of our portfolio for the foreseeable future.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

We pledge MBS and cash as collateral to secure our repurchase transactions. Should the fair value of our MBS pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our MBS decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions which could cause additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007, 2008 and 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur losses.

Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a substantial cushion of cash and unpledged MBS assets in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) diversifying our exposure across a broad number of financing counterparties, (ii) limiting our exposure to any single financing counterparty and (iii) monitoring the ongoing financial stability of our financing counterparties.

Prepayment Risk

Premiums arise when we acquire RMBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value). Conversely, discounts arise when we acquire RMBS at a price below the principal balance of the mortgages securing such RMBS. Premiums paid on our RMBS are amortized against interest income and accretable purchase discounts on our RMBS are accreted to interest income. Purchase premiums on our RMBS, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments could result.

In addition, our interest rate hedges are structured in part based upon assumed levels of future prepayments within our RMBS portfolio. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter than assumed, which could reduce the effectiveness of our Manager’s hedging strategies and may cause losses on such transactions.

Our Manager seeks to mitigate our prepayment risk by investing in RMBS with a variety of prepayment characteristics as well as by attempting to maintain in our portfolio a mix of assets purchased at a premium with assets purchased at a discount.

Real Estate Value Risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing or commercial real estate); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral underlying our RMBS and CMBS portfolios as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

Credit Risk

Although we do not expect to encounter credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any non-Agency assets in our portfolio, include residential and commercial mortgage whole loans as well as Non-Agency RMBS and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the Company’s management, including its principal executive officer and principal financial officer, as appropriate, allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from March 7, 2011 (inception) through June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2011, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)(1) on June 29, 2011 with the SEC in connection with our IPO.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 29, 2011, the SEC declared effective our IPO registration statement (File No. 333-172656), pursuant to which we registered 5,500,000 shares of our common stock. On July 6, 2011, we consummated our IPO and sold 5,500,000 shares of our common stock to the public at a price of $20.00 per share for an aggregate offering price of $110.0 million. In connection with the IPO, $6,433,100 in underwriting discounts and commissions were paid by Angelo, Gordon. We received net proceeds from our IPO of approximately $108.2 million, after deducting the offering expenses payable by us of approximately $1.8 million. On July 20, 2011, our IPO underwriters exercised their over-allotment option in connection with our IPO and purchased an additional 800,000 shares of our common stock at a price of $20.00 per share, resulting in additional proceeds to us of $15.8 million, after deducting additional offering expenses of $0.2 million. Our IPO is now complete.

The IPO was underwritten by Deutsche Bank Securities Inc., acting as the representative of Stifel, Nicolaus & Company, Incorporated, RBC Capital Markets, LLC, JMP Securities LLC, National Securities Corporation, Sterne, Agee & Leach, Inc., Wunderlich Securities, Inc., Ladenburg Thalmann & Co. Inc., The PrinceRidge Group LLC and SMBC Nikko Capital Markets Limited.

On July 6, 2011, concurrent with the consummation of our IPO, we completed a private placement in which we sold 3,205,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.5 of a share of our common stock, at a price of $20.00 per unit. The units have an exercise price of $20.50. In addition, we sold 500,000 private placement shares of our common stock to AG Funds and two of our officers, at a price of $20.00 per share. The aggregate proceeds from these private offerings were $74.1 million. We did not pay any underwriting discounts or commissions in connection with these private placements. In conducting these private placements, we relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

We invested the net proceeds of the IPO and the private placements as described in this report under the caption “Investment Activities.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

10.1	Form of Unit Purchase Agreement by and between the Company and the purchasers of units in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit No. 10.2 of Amendment No. 5 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 22, 2011. (“Pre-Effective Amendment No. 5”).

10.2	Form of Stock Purchase Agreement by and between the Company and the purchasers of shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 2.

10.3	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011.

10.4	Form of Warrant between the Company and the purchasers of units in the concurrent private placement, incorporated by reference to Exhibit No. 10.4 of Pre-Effective Amendment No. 5.

10.5	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

10.6	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

10.7	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

10.8	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 12, 2011	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

August 12, 2011	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q

June 30, 2011

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

10.1	Form of Unit Purchase Agreement by and between the Company and the purchasers of units in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit No. 10.2 of Amendment No. 5 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 22, 2011. (“Pre-Effective Amendment No. 5).

10.2	Form of Stock Purchase Agreement by and between the Company and the purchasers of shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 2.

10.3	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011.

10.4	Form of Warrant between the Company and the purchasers of units in the concurrent private placement, incorporated by reference to incorporated by reference to Exhibit No. 10.4 of Pre-Effective Amendment No. 5.

10.5	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

10.6	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

10.7	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

10.8	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.