Form 10-Q/A
period 2011-06-30
AG Mortgage Investment Trust, Inc.
filed 2011-09-12
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2011, there were 10,051,250 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to AG Mortgage Investment Trust, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

10.1	Form of Unit Purchase Agreement by and between the Company and the purchasers of units in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit No. 10.2 of Amendment No. 5 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 22, 2011. (“Pre-Effective Amendment No. 5”).

10.2	Form of Stock Purchase Agreement by and between the Company and the purchasers of shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 2.

10.3	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011.

10.4	Form of Warrant between the Company and the purchasers of units in the concurrent private placement, incorporated by reference to Exhibit No. 10.4 of Pre-Effective Amendment No. 5.

10.5	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

10.6	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

10.7	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

10.8	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

September 12, 2011	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

September 12, 2011	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

10.1	Form of Unit Purchase Agreement by and between the Company and the purchasers of units in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit No. 10.2 of Amendment No. 5 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 22, 2011. (“Pre-Effective Amendment No. 5”).

10.2	Form of Stock Purchase Agreement by and between the Company and the purchasers of shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 2.

10.3	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the concurrent private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011.

10.4	Form of Warrant between the Company and the purchasers of units in the concurrent private placement, incorporated by reference to Exhibit No. 10.4 of Pre-Effective Amendment No. 5.

10.5	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

10.6	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

10.7	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

10.8	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.