Form 10-Q
period 2011-09-30
AG Mortgage Investment Trust, Inc.
filed 2011-11-14
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 10,052,854 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30. 2011	April 1, 2011
Assets
Real Estate securities, at fair value
Agency - $1,127,762,195 pledged as collateral	$1,207,272,751	$—
Non-Agency - $29,911,229 pledged as collateral	58,376,699	—
CMBS - $6,444,820 pledged as collateral	12,741,260	—
ABS - $4,999,405 pledged as collateral	4,999,405	—
Linked transactions, net, at fair value	10,691,262	—
Cash and cash equivalents	61,458,348	1,000
Restricted cash	4,299,047	—
Interest receivable	4,112,253	—
Derivative assets, at fair value	1,742,156	—
Prepaid expenses	527,217	—

Total Assets	1,366,220,398	1,000

Liabilities
Repurchase agreements	$1,088,735,885	$—
Payable on unsettled trades	54,740,684	—
Interest payable	1,032,158	—
Derivative liabilities, at fair value	8,491,027	—
Dividend payable	4,004,400	—
Due to affiliates	1,295,090	—
Accrued expenses	507,451	—

Total Liabilities	1,158,806,695	—

Stockholders’ Equity (Deficit)
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 10,005,000 shares issued and outstanding	100,050	1
Additional paid-in capital	198,116,829	999
Retained earnings	9,196,824	—

	207,413,703	1,000

Total Liabilities & Equity	$1,366,220,398	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2011	Period from March 7, 2011 to September 30, 2011
Net Interest Income
Interest income	$8,726,394	$8,726,394
Interest expense	590,247	590,247

	8,136,147	8,136,147

Other Income (Loss)
Net realized gain	4,291,139	4,291,139
Gain (loss) on linked transactions, net	204,727	204,727
Realized loss on periodic interest settlements of interest rate swaps, net	(986,502)	(986,502)
Unrealized gain (loss) on derivative instruments, net	(6,562,093)	(6,562,093)
Unrealized gain (loss) on real estate securities	9,694,455	9,694,455

	6,641,726	6,641,726

Expenses
Management fee to affiliate	742,557	742,557
Other operating expenses	818,274	834,092

	1,560,831	1,576,649

Net income (loss)	$13,217,042	$13,201,224

Earnings Per Share of Common Stock
Basic	$1.42	$3.20
Diluted	$1.41	$3.18

Weighted Average Number of Shares of Common Stock Outstanding
Basic	9,339,516	4,130,940
Diluted	9,383,253	4,150,285

Dividends Declared per Share of Common Stock	$0.40

AG Mortgage Investment Trust Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the period from March 7, 2011 to September 30, 2011

(Unaudited)

	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total
Balance at March 7, 2011	—	$—	—	$—	$—	$—	$—
Issuance of common stock	10,005,100	100,051	—	—	200,000,949	—	200,101,000
Offering costs	—	—	—	—	(1,985,394)	—	(1,985,394)
Repurchase of shares at issue price	(100)	(1)	—	—	(999)	—	(1,000)
Dividends declared	—	—	—	—	—	(4,004,400)	(4,004,400)
Amortization of equity based compensation	—	—	—	—	102,273	—	102,273
Net income (loss)	—	—	—	—	—	13,201,224	13,201,224

Balance at September 30, 2011	10,005,000	100,050	—	—	198,116,829	9,196,824	207,413,703

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

Period from March 7, 2011 to September 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$13,201,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized Gains	(4,291,139)
Net accretion of premium related to real estate securities	1,218,969
Unrealized losses (gains) on linked transactions, net	141,183
Unrealized losses (gains) on derivative instruments, net	6,562,093
Unrealized losses (gains) on real estate securities	(9,694,455)
Equity based compensation expense	102,273
Increase/decrease in operating assets/liabilities:	—
Increase in prepaid expense	(527,217)
Increase in interest receivable	(4,112,253)
Increase in interest payable	1,032,158
Increase in due to affiliates	742,557
Increase in other liabilities	507,451

Net cash provided by (used in) operating activities	4,882,844

Cash Flows from Investing Activities
Purchase of real estate securities	(1,551,839,634)
Purchase of securities underlying linked transactions	(50,394,201)
Proceeds from sale of real estate securities	316,603,583
Principal repayments on securities	19,338,127
Principal repayments on securities underlying linked transactions	1,418,165
Purchase of credit derivatives	204,133
Payments received from credit derivatives	17,355
Restricted cash provided by (used in) investment activities	(3,397,127)

Net cash provided by (used in) investing activities	(1,268,049,599)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	200,101,000
Repurchase of shares	(1,000)
Payment of offering costs	(1,432,862)
Borrowings under repurchase agreements	2,220,836,797
Borrowings under repurchase agreements underlying linked transactions	38,932,000
Repayments of repurchase agreements	(1,132,100,912)
Repayments of repurchase agreements underlying linked transactions	(808,000)
Collateral held by derivative counterparty	(631,920)
Collateral held by repurchase counterparty	(270,000)

Net cash provided by (used in) financing activities	1,324,625,103

Net change in cash	61,458,348
Cash, Beginning of Period	—

Cash, End of Period	$61,458,348

Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$4,004,400

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was organized in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, CMBS and ABS.

Non-Agency RMBS represent fixed- and floating-rate residential non-Agency RMBS, including investment grade (AAA through BBB) and non investment grade classes (BB and below). The mortgage loan collateral for residential non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Commercial Mortgage Backed Securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non investment grade classes (BB and below). CMBS will be secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Asset Backed Securities (“ABS”) investments are securitized investments similar to the aforementioned investments except the underlying assets are diverse, not only representing real estate related assets.

Collectively, we refer to all assets types as Real Estate Securities.

On March 7, 2011, AG Funds, L.P. (“AG Funds”), a Delaware limited liability company, entered into a subscription agreement with the Company and agreed to purchase 100 shares of common stock for $1,000. The subscription amount was received by the Company on April 1, 2011 making AG Funds the sole stockholder of the Company. The Company subsequently completed an initial public offering on July 6, 2011 and concurrently repurchased the 100 shares from AG Funds at their issue price.

The Company is externally managed by AG REIT Management, LLC (the “Manager”), a newly formed subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser.

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

Offering and organization costs

The Company incurred offering and organization costs in connection with arranging the Company’s initial public offering (the “IPO”) of its common stock. The offering and other organization costs of the IPO were paid out of the proceeds of the offering. Offering costs have been accounted for as a reduction of additional paid-in-capital. Costs incurred to organize the Company have been expensed as incurred. The Company’s obligation to pay for organization and offering expenses incurred is capped at 1% of the total gross proceeds from the IPO and the concurrent private placement, and the Manager paid for such expenses incurred above the cap. See Note 9 for further details.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Net income (loss) per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income per share by dividing net income (loss) for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Valuation of financial instruments

The fair value of the financial instruments that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, we expect to determine fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

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

Accounting for real estate securities

Our investments in real estate securities are recorded in accordance with ASC 320. We have chosen to make a fair value election pursuant to ASC 825 for our Real Estate securities portfolio. The Real Estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain (loss) on real estate securities”.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities, which requires the securities to be carried at fair value on the Consolidated Balance Sheet with changes in fair value charged to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

The cost of positions sold is calculated using a FIFO basis. Realized gains and losses on sales of Real Estate securities are recorded in earnings at the time of disposition.

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

September 30, 2011

removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization transaction. ASC 860-10 is a complex standard that may require us to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”

Interest income recognition

Interest income on our real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” or ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income will flow though the interest income line item on the Consolidated Statement of Operations.

We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. At least quarterly, these estimated cash flows will be assessed and a revised yield is computed based on the current amortized cost of the investment, as needed. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and, as a result, our interest income.

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

Repurchase agreements

We finance the acquisition of certain assets within our portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements.

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2011, we have met all margin call requirements.

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions in accordance with ASC 860-10. This standard requires

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the assets and the related financing on a gross basis on our balance sheet with the corresponding interest income and interest expense in our statements of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income.

Accounting for derivative financial instruments

We may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2011 none of our interest rate derivatives have been designated as hedges. Such derivatives are recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the statement of operations.

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations in the line item unrealized gain (loss) on derivative instruments, net.

Manager compensation

The management agreement provides for the payment to our Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 9.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

We have elected to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

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

Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the straight-line method to amortize compensation expense for the restricted common shares granted to the Manager.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

3. Real Estate Securities

The following table presents the current principal balance, amortized cost, gross unrealized gain, gross unrealized loss, and fair market value of the Company’s real estate securities portfolio at September 30, 2011. Real estate securities that are accounted for as components of linked transactions are not reflected in the tables set forth in this note. See Note 6 for further details. The Company’s Agency RMBS are mortgage pass-through certificates representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, CMBS and ABS portfolios are not issued or guaranteed by Fannie Mae, Freddie Mac and are therefore subject to credit risk. Agency RMBS securities have an explicit government guarantee.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$878,441,239	$27,200,550	$905,641,789	$13,553,579	$(309,386)	$918,885,982	3.50%	2.76%
20 Year Fixed Rate	82,389,263	2,536,978	84,926,241	2,046,442	—	86,972,683	4.06%	3.40%
30 Year Fixed Rate	184,581,876	9,247,516	193,829,392	753,370	—	194,582,762	4.00%	3.25%
Interest Only	46,178,111	(36,137,763)	10,040,348	—	(3,209,024)	6,831,324	5.50%	6.65%
Non-Agency RMBS	81,815,722	(23,089,388)	58,726,334	597,354	(946,989)	58,376,699	4.20%	7.00%
CMBS	20,000,000	(4,467,852)	15,532,148	—	(2,790,888)	12,741,260	5.82%	11.28%
ABS	5,000,000	(593)	4,999,407	—	(2)	4,999,405	3.68%	3.69%

Total	$1,298,406,211	$(24,710,552)	$1,273,695,659	$16,950,745	$(7,256,289)	$1,283,390,115	3.76%	3.18%

(1)	We have chosen to make a fair value election pursuant to ASC 825 for our securities portfolios. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item.

The following table details weighted average life by Agency RMBS, Agency IO and Other Securities:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—	—	$—	$—	—	$26,510,418	$26,620,178	3.13%
Greater than one year and less than or equal to three years	—	—	—	—	—	—	4,999,405	4,999,407	3.68%
Greater than three years and less than or equal to five years	701,046,296	690,605,740	3.50%	2,879,246	3,655,262	6.00%	—	—	—
Greater than five years	499,395,131	493,791,682	3.79%	3,952,078	6,385,086	5.23%	44,607,541	47,638,304	5.70%

Total	$1,200,441,427	$1,184,397,422	3.62%	$6,831,324	$10,040,348	5.50%	$76,117,364	$79,257,889	4.52%

(1)	For purposes of this table, Other Securities represents Non-Agency RMBS, CMBS and ABS investments held as of September 30, 2011.
(2)	Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

During the period ended September 30, 2011, the Company sold nine securities for total proceeds of $316.6 million, recording realized gains of $4.6 million and realized losses of $0.3 million.

4. Fair Value Measurements

As described in Note 2, the fair value of financial instruments that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, we determine fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level I – Quoted prices in active markets for identical assets or liabilities.

•	Level II – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

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

Values for the Company’s securities and derivatives portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Consequently, no credit valuation adjustment was made in determining the fair value of derivatives.

The securities underlying the Company’s linked transactions are valued using similar techniques to those used for the Company’s securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in form to the Company’s Agency securities portfolio, and the Company therefore estimates fair value based on similar methods.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$—	$918,885,982	$—	$918,885,982
20 Year Fixed Rate	—	86,972,683	—	86,972,683
30 Year Fixed Rate	—	194,582,762	—	194,582,762
TBA	—	1,742,156	—	1,742,156
Interest Only	—	6,831,324	—	6,831,324
Non-Agency RMBS	—	31,866,281	26,510,418	58,376,699
CMBS	—	12,741,260	—	12,741,260
ABS	—	—	4,999,405	4,999,405
Linked Transactions	—	5,325,812	5,365,450	10,691,262

Total Assets Carried at Fair Value	$—	$1,258,948,260	$36,875,273	$1,295,823,533

Liabilities:
Swaps	$—	$(7,469,433)	$—	$(7,469,433)
Credit Derivatives	—	(1,021,594)	—	(1,021,594)

Total Liabilities Carried at Fair Value	$—	$(8,491,027)	$—	$(8,491,027)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the period ended September 30, 2011.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

The following table presents additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Non-Agency RMBS	ABS	Linked Transactions
Beginning balance	$—	$—	$—
Transfers (1):
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Purchases	28,057,466	4,999,406	5,271,730
Proceeds from sales	—	—	—
Proceeds from settlement	(1,551,383)	—	—
Total net gains/ (losses) (2)
Included in net income	4,335	(1)	93,720
Included in other comprehensive income (loss)	—	—	—
Ending Balance	$26,510,418	$4,999,405	$5,365,450

Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2011 (2)	$4,335	$(1)	$93,720

(1)	Transfers are assumed to occur at the beginning of the quarter.
(2)	Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain (loss) on linked transactions	$93,720
Unrealized gain (loss) on real estate securities	4,334

Total	$98,054

5. Repurchase Agreements

We pledge certain of our real estate securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of our master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements as of September 30, 2011:

	Agency RMBS		Non-Agency RMBS / CMBS / ABS
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$806,763,885	0.26%	$2,134,000	1.72%
31-60 days	224,086,000	0.30%	15,696,000	1.47%
61-90 days	—	—	14,440,000	1.50%
Greater than 90 days	25,616,000	0.33%	—	—

Total / Weighted Average	$1,056,465,885	0.27%	$32,270,000	1.50%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at September 30, 2011:

September 30, 2011
Repurchase agreements secured by Agency RMBS	$1,056,465,885
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	1,113,726,734
Repurchase agreements secured by Non-Agency RMBS, CMBS and ABS	32,270,000
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements	41,355,454
Cash pledged (i.e., restricted cash) under repurchase agreements	270,000

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with 16 counterparties, under which we have outstanding debt with 13 counterparties at September 30, 2011. At September 30, 2011, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At September 30, 2010, the Company had repurchase agreements of $38.1 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 6 for details.

6. Derivatives

The Company’s derivatives include interest rate swaps (“swaps”), credit derivates, to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency interest-only securities.

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2011.

Derivative Instrument	Designation	Balance Sheet Location	September 30, 2011
Interest Rate Swaps, at fair value	Non-Hedge	Derivative Liabilities	$(7,469,433)
Credit Derivatives, at fair value	Non-Hedge	Derivative Liabilities	(1,021,594)
TBAs, at fair value	Non-Hedge	Derivative Assets	1,742,156
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	10,691,262

The following table summarizes information related to derivatives:

September 30, 2011

Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements	$728,025,000
Notional amount of Credit Derivatives	23,142,046
Notional amount of TBAs	150,000,000
Notional amount of Linked Transactions (1)	53,288,835

(1)	This represents the current face of the securities comprising linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

The following table summarizes gains (losses) related to derivatives:

	Income Statement Location	September 30, 2011
Non-hedge derivatives gain (loss):
Interest Rate Swaps	Gain (loss) on derivative instruments, net	$(7,469,434)
Credit Derivatives	Gain (loss) on derivative instruments, net	(834,815)
TBAs	Gain (loss) on derivative instruments, net	1,742,156
Linked transactions	Gain (loss) on linked transactions, net	204,727

Interest Rate Swaps

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about the Company’s interest rate swaps as follows:

Interest Rate Swaps

Maturity	Notional Amount		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2012	$100,000,000		0.354%	0.230%	0.39
2013	182,000,000	*	0.535%	0.231%	2.06
2014	204,500,000	*	1.000%	0.248%	2.83
2015	174,025,000		1.436%	0.243%	3.84
2016	67,500,000	*	1.738%	0.233%	4.88

Total/Wtd Avg	$728,025,000		0.968%	0.239%	2.74

*	These figures include forward starting swaps with a total notional of $130.0 million and a weighted average start date of December 9, 2011. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of September 30, 2011.

Credit Derivatives

The Company utilizes credit derivatives to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. The maximum payouts for these credit derivatives are limited to the current notional amount of each swap contract. The Company currently holds credit default swaps where the Company is a seller of credit protection on an index of Non-Agency RMBS. The credit derivatives mature in 2037 and pay a monthly fixed-rate premium of 4.58%.

The following table presents information about the Company’s credit derivatives as follows:

September 30, 2011
Fair value amount	$(1,021,594)
Notional amount (1)	23,142,046
Collateral held by counterparty (2)	3,759,848

(1)	Represents the Company’s maximum exposure.
(2)	Collateral held is in the form of cash and securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

TBAs

The Company has entered into TBA positions to facilitate the future purchase of Agency securities. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency securities with certain principal and interest terms and certain types of underlying collateral, but the particular Agency securities to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. The Company generally intends to take delivery of TBA positions. Contracts for the purchase or sale of specified Agency securities are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following table presents information about the Company’s TBAs for the three months ended September 30, 2011:

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Notional Amount	Fair Value as of Period End	Payable to Broker	Derivative Asset	Weighted Average Life
Purchases of TBAs	$—	$150,000,000	—	$150,000,000	$154,816,375	$(153,074,219)	$1,742,156	6.34

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. The fair value of linked transactions reflects the value of the underlying non-Agency RMBS and linked repurchase agreement borrowings.

The following table presents certain information related to the securities and repurchase agreements comprising linked transactions:

Linked Transactions
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized MTM	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$31,788,835	$27,429,515	$27,192,138	$271,524	$(237,378)	$34,146	6.04%	4.74	$22,862,000	1.66%	0.07
ABS	21,500,000	21,526,930	21,623,124	74,386	96,195	170,581	4.85%	4.17	15,262,000	1.27%	0.08

Total	$53,288,835	$48,956,445	$48,815,262	$345,910	$(141,183)	$204,727	5.56%	4.49	$38,124,000	1.50%	0.07

At September 30, 2011, the Company had real estate securities with a fair value of $14.1 million and restricted cash of $1.1 million pledged as collateral against its derivatives. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

7. Equity and Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

As of September 30, 2011 the Company’s warrants and outstanding shares of restricted common stock are as follows:

Warrants	1,602,500
Restricted stock held by the Manager	40,250
Restricted stock held by the independent directors	6,000

During the quarter ended September 30, 2011, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants, and are therefore not included in the Company’s diluted weighted average shares outstanding. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. These shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended September 31, 2011:

Three Months Ended September 30, 2011
Numerator:
Net income to common stockholders for basic and diluted earnings per share	$13,217,042

Denominator:
Basic weighted average shares outstanding	9,339,516
Manager and director units	43,737

Diluted weighted average shares outstanding	9,383,253

Basic Earnings Per Share:	$1.42
Diluted Earnings Per Share:	$1.41

During the quarter ended September 30, 2011, the Company declared a quarterly dividend to common shareholders totaling $4.0 million or $0.40 per share, which was paid in October.

8. Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states recognize REIT status as well. During the quarter ended September 30, 2011, the Company recorded no income tax expense.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state and local tax examinations.

We have elected to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital. For the year ended December 31, 2011, the Company estimates that all income distributed in the form of dividends will be characterized as ordinary income.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

9. Related Party Transactions

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

For the three months ended September 30, 2011, the Company incurred management fees of approximately $742,557.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (1) the Company’s chief financial officer based on the percentage of his time spent on our affairs, (2) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (3) other corporate finance, tax accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. The Manager waived their right to receive their expense reimbursement, for the quarter ended September 30, 2011.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

The total number of shares that may be made subject to awards under our Manager Equity Incentive Plan and our Equity Incentive Plan will be equal to 277,500 shares. Awards under our equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events. The restricted common stock granted concurrently with the closing of the Company’s IPO will vest over a three-year period.

We also pay a $60,000 annual base directors’ fee to each of our independent directors. Base directors’ fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director shall be determined based on the fair market value of the Corporation’s common stock equal to the closing price thereof on the New York Stock Exchange on the last business day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment shall be made to each independent director in lieu of any fractional shares. All directors’ fees will be paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears.

Offering and organization costs

The Company’s obligation to pay for the expenses incurred in connection with its formation, the offering and the concurrent private placement has been capped at 1% of the total gross proceeds from the IPO and the concurrent private placement (or approximately $2.0 million when the underwriters exercised their overallotment option, which occurred on July 20, 2011. The Manager has paid expenses incurred above this 1% cap. The Manager incurred $773,009 of offering costs that will not be reimbursed.

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

10. Initial Public Offering

On June 29, 2011, the Company entered into (i) a binding underwriting agreement with a group of underwriters to sell 5,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $110.0 million, (ii) a unit purchase agreement with the purchasers of units in a concurrent private placement to purchase 3,205,000 units at $20.00 per share, (iii) stock purchase agreements with AG Funds and two of our officers, to purchase in the aggregate 500,000 private placement shares of the Company’s common stock at $20.00 per share, (iv) a registration rights agreement with the purchasers of units in the private placement, AG Funds and two of our officers, and (v) an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. See Note 9 for further detail on the management fee and expense reimbursement. The issuance of shares and subsequent receipt of cash related to the IPO and concurrent private placement were recorded upon settlement of the offering.

The Company completed its IPO and concurrent private placement on July 6, 2011, at which time all subscriptions were paid in cash and the Company issued 9,205,000 shares of common stock. Net proceeds to the Company were $182.3 million, net of issuance costs borne by the Company of approximately $1.8 million. As detailed below, on July 20, 2011, the underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock at $20.00 per share. After such exercise, net proceeds to the Company increased to $198.1 million, net of total issuance costs borne by the Company of approximately $2.0 million. The Company’s

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2011

obligation to pay for the expenses incurred in connection with its formation, the IPO and the concurrent private placement was capped at 1% of the total gross proceeds from the offering and concurrent private placement (or approximately $1.8 million, increasing to approximately $2.0 million when the underwriters exercised their overallotment option). The Manager will pay the expenses incurred above this 1% cap. Additionally, the Manager has agreed to pay the entire underwriting discount; therefore, no underwriting discount will be borne by the Company.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of 3,205,000 units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

On July 20, 2011, pursuant to the terms of the Underwriting Agreement, dated June 29, 2011, between the Company, the Manager, Angelo, Gordon and Deutsche Bank Securities Inc., as representative of the several underwriters (the “Underwriters”), the Underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock (the “Additional Shares”) at $20.00 per share. The over-allotment option to purchase up to an additional 825,000 shares of the Company’s common stock was granted in connection with the Company’s IPO of 5.5 million shares. The Company received proceeds of $16.0 million from the sale of the Additional Shares. At the completion of the offering, after giving effect to the partial exercise of the over-allotment option and the private placement, the Company has sold a total of 10,005,000 shares of common stock and raised approximately $198.1 million in net proceeds.

11. Private Placement

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), and was exercised as described below. The private placement shares and private placement warrants were immediately separated and were issued separately, but were purchased together in the private placement. Total proceeds from the private placement were $74.1 million, including 500,000 private placement shares sold to AG Funds and two of our officers.

AG Funds, together with two of our officers, committed to participate in the private placement and subscribed collectively for 500,000 private placement shares.

The Company’s independent directors entered into a lock-up agreement under which they have agreed, subject to the terms and conditions of the lock-up agreement, not to sell the private placement shares, warrants or the shares of our common stock issuable upon exercise of the private placement warrants, which we refer to as the warrant shares, for 180 days from the closing of this private placement. AG Funds and two of our officers entered into a lock-up agreement under which they agreed, subject to the terms and conditions of the lock-up agreement, not to sell the private placement shares, warrants or warrant shares for two years from the closing of the private placement.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2011.

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

Our business objective is to provide attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. We invest in target assets for our portfolio with the intention of holding them in our portfolio until they are mature, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act.

We use debt financing to increase potential returns to our stockholders and to help fund the acquisition of our target assets. Potential financing sources may include repurchase agreements to finance real estate securities and other financings that we and our Manager assess to be consistent with our financing strategy.

Factors Impacting Our Operating Results

See the caption “Risk Factors” in our registration statement on Form S-11 (Commission File No. 333-172656), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Investment Activities

During the quarter ended September 30, 2011 the Company commenced its investment activities and substantially completed the deployment of the proceeds raised in our initial public offering and concurrent private placement. The market opportunities during July supported rapid deployment of a majority of our capital into Agency securities. The initial Agency portfolio was focused in the 15-year and 20-year securities. Throughout the quarter, the portfolio was rotated into securities backed by loans with favorable prepayment characteristics and longer duration Agency RMBS. During the period ended September 30, 2011, the Company sold securities for proceeds of $316.6 million and recorded realized gains of $4.3 million.

The following table summarizes our portfolio as of September 30, 2011:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$878,441,239	$27,200,550	$905,641,789	$13,553,579	$(309,386)	$918,885,982	3.50%	2.76%
20 Year Fixed Rate	82,389,263	2,536,978	84,926,241	2,046,442	—	86,972,683	4.06%	3.40%
30 Year Fixed Rate	184,581,876	9,247,516	193,829,392	753,370	—	194,582,762	4.00%	3.25%
Interest Only	46,178,111	(36,137,763)	10,040,348	—	(3,209,024)	6,831,324	5.50%	6.65%
Non-Agency RMBS	81,815,722	(23,089,388)	58,726,334	597,354	(946,989)	58,376,699	4.20%	7.00%
CMBS	20,000,000	(4,467,852)	15,532,148	—	(2,790,888)	12,741,260	5.82%	11.28%
ABS	5,000,000	(593)	4,999,407	—	(2)	4,999,405	3.68%	3.69%

Total	$1,298,406,211	$(24,710,552)	$1,273,695,659	$16,950,745	$(7,256,289)	$1,283,390,115	3.76%	3.18%

(1)	We have chosen to make a fair value election pursuant to ASC 825 for our securities portfolios. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item.

We have also made certain investments in Real Estate Securities which are classified as linked transactions. When the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. The fair value of linked transactions reflects the value of the underlying Real Estate Securities and linked repurchase agreement borrowings.

The following table presents certain information related to the securities and repurchase agreements comprising linked transactions:

Linked Transactions
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized MTM	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$31,788,835	$27,429,515	$27,192,138	$271,524	$(237,378)	$34,146	6.04%	4.74	$22,862,000	1.66%	0.07
ABS	21,500,000	21,526,930	21,623,124	74,386	96,195	170,581	4.85%	4.17	15,262,000	1.27%	0.08

Total	$53,288,835	$48,956,445	$48,815,262	$345,910	$(141,183)	$204,727	5.56%	4.49	$38,124,000	1.50%	0.07

The Company has entered into TBA positions to facilitate the future purchase of Agency securities. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency securities with certain principal and interest terms and certain types of underlying collateral, but the particular Agency securities to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. The Company generally intends to take delivery of TBA positions. Contracts for the purchase or sale of specified Agency securities are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following table presents information about the Company’s TBAs for the three months ended September 30, 2011:

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Notional Amount	Fair Value as of Period End	Payable to Broker	Derivative Asset	Weighted Average Life
Purchases of TBAs	$—	$150,000,000	—	$150,000,000	$154,816,375	$(153,074,219)	$1,742,156	6.34

The Company utilizes credit derivatives to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate premium over the term of the contract. These instruments enable the Company to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to the Company and the Company agrees to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. The maximum payouts for these credit derivatives are limited to the current notional amount of each swap contract. The Company currently holds credit default swaps where the Company is a seller of credit protection on an index of non-Agency RMBS. The credit derivatives mature in 2037 and pay a monthly fixed-rate premium of 4.58%.

The following table presents information about the Company’s credit derivatives as follows:

September 30, 2011
Fair value amount	$(1,021,594)
Notional amount (1)	23,142,046
Collateral held by counterparty (2)	3,759,848

(1)	Represents the Company’s maximum exposure.
(2)	Collateral held is in the form of cash and securities.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through September 30, 2011 the leverage has been in the form of repurchase agreements. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, non-Agency RMBS, CMBS and ABS portfolios through the use of repurchase agreements.

The following table presents certain information regarding the Company’s repurchase agreements as of September 30, 2011:

	Agency RMBS		Non-Agency RMBS /CMBS /ABS
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$806,763,885	0.26%	$2,134,000	1.72%
31-60 days	224,086,000	0.30%	15,696,000	1.47%
61-90 days	—	—	14,440,000	1.50%
Greater than 90 days	25,616,000	0.33%	—	—

Total / Weighted Average	$1,056,465,885	0.27%	$32,270,000	1.50%

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into MRAs with 16 counterparties, under which we have outstanding debt with 13 counterparties at September 30, 2011. At September 30, 2011, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about the Company’s interest rate swaps as follows:

Interest Rate Swaps

Maturity	Notional Amount		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2012	$100,000,000		0.354%	0.230%	0.39
2013	182,000,000	*	0.535%	0.231%	2.06
2014	204,500,000	*	1.000%	0.248%	2.83
2015	174,025,000		1.436%	0.243%	3.84
2016	67,500,000	*	1.738%	0.233%	4.88

Total/Wtd Avg	$728,025,000		0.968%	0.239%	2.74

*	These figures include forward starting swaps with a total notional of $130.0 million and a weighted average start date of December 9, 2011. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of September 30, 2011.

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the period ended September 30, 2011:

	Three Months Ended September 30, 2011	Period from March 7, 2011 to September 30, 2011
Net Interest Income
Interest income	$8,726,394	$8,726,394
Interest expense	590,247	590,247

	8,136,147	8,136,147

Other Income (Loss)
Net realized gain	4,291,139	4,291,139
Gain (loss) on linked transactions, net	204,727	204,727
Realized loss on periodic interest settlements of interest rate swaps, net	(986,502)	(986,502)
Unrealized gain (loss) on derivative instruments, net	(6,562,093)	(6,562,093)
Unrealized gain (loss) on real estate securities	9,694,455	9,694,455

	6,641,726	6,641,726

Expenses
Management fee to affiliate	742,557	742,557
Other operating expenses	818,274	834,092

	1,560,831	1,576,649

During the quarter ended September 30, 2011 we commenced our investing operations and completed our initial deployment of capital.

Net Interest Income

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily of fixed rate Agency securities. The portfolio has been financed with repurchase agreements. The difference between the interest earned on the assets and the interest accrued on the repurchase agreements is our net interest margin. During the three months ended September 30, 2011, we had a weighted average cost of securities and repurchase agreements of $1.0 billion and $875.8 million, respectively. On an annualized basis, the average yield earned on the assets was 3.50%, and the average rate paid on the debt was 0.72%.

Other Income (Loss)

During the quarter we sold certain Agency securities realizing a net gain of $4.3 million. We may opportunistically reposition the portfolio for numerous reasons including rotating into investment with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

We have not designated any of our derivates instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income. Our derivative instruments include interest rate derivatives, credit derivatives and certain TBA securities.

We have elected the fair value option on our securities portfolio. As a result the change in market value of our securities is included as a component of net income.

Management Fees

For the quarter ended September 30, 2011 our management fees were $0.7 million. Management fees are based upon a percentage of our equity after certain adjustments, including the exclusion of unrealized gains or losses.

Other Operating Costs

For the quarter ended September 30, 2011 other operating costs were $0.8 million. The amount is primarily comprised of professional fees, insurance, director’s fees and the amortization of equity based compensation granted to our manager in connection with our initial public offering and concurrent private placement.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our financing sources include the net proceeds of this offering.

At September 30, 2011 we had $61.5 million cash available to support our liquidity needs. Additionally, we had $34.7 million of Agency securities and $26.3 million of other securities that had not been pledged as collateral under any of our agreements. We intend to use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets, and will also depend on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We expect to generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with sixteen counterparties, allowing the Company to utilize leverage in its operations. As of September 30, 2011, we have debt outstanding of $1.1 billion with thirteen of the counterparties. The current borrowings under repurchase agreements have maturities between October 4, 2011 and January 20, 2012. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms may include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements at September 30, 2011:

September 30, 2011
Overnight	$—
Within 30 days	808,897,885
30 to 59 days	239,782,000
60 to 89 days	14,440,000
90 to 119 days	25,616,000
Greater than or equal to 120 days	—

Total	$1,088,735,885

The Company entered into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. We then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying non-Agency RMBS and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of September 30, 2011, the Company has four linked transactions resulting in $38.1 million of embedded repurchase agreements with a weighted average rate of 1.50%. The weighted average contractual maturity of the repurchase agreements is October 28, 2011.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of September 30, 2011, we have entered into $728.0 million notional of pay-fixed receive-LIBOR swaps that have variable maturities between February 2012 and July 2016.

Effects of Margin Requirements, Leverage and Credit Spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

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

Contractual Obligations

As of September 30, 2011, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

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

We have presented a table that details the contractual maturity of our repurchase agreements at September 30, 2011. Refer to the liquidity and capital resources section for the table.

Off-Balance Sheet Arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of September 30, 2011, our net exposure to linked transactions is $48.8 million. See the investment activities section of the MD&A for further details.

We also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event.

We currently hold two credit default swaps where we are the seller of credit protection on an index of non-Agency RMBS. As of September 30, 2011 our credit default swaps have a notional balance of $23.1 million, which represents our maximum exposure. See the investment activities section of the MD&A for further details.

The Company has entered into TBA positions to facilitate the future purchase of Agency securities. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency securities with certain principal and interest terms and certain types of underlying collateral, but the particular Agency securities to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. The Company generally intends to take delivery of TBA positions. Our maximum exposure to loss represents the payable amount until the settlement date. As of September 30, 2011, our maximum exposure to loss on TBAs is $153.1 million. See the investment activities section of the MD&A for further details.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of the IPO and the concurrent private placement to acquire assets in our target asset classes; we may fund our quarterly distributions out of such net proceeds.

On September 19, 2011, the Company declared a dividend of $0.40 per share of common stock. The dividend was paid on October 27, 2011 to shareholders of record on September 30, 2011, with an ex-dividend date of September 28, 2011.

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

Generally, in a rising interest rate environment, the fair value of our real estate securities portfolio would be expected to decrease. In particular, the portion of our real estate securities portfolio with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon real estate securities tend to have significantly more duration or price sensitivity to changes in interest rates, than floating-rate coupon real estate securities. We anticipate that fixed-rate coupon real estate securities will comprise a substantial majority of our portfolio for the foreseeable future.

The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2011.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected Agency securities prices relies on assumptions that define specific Agency securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our Agency securities as a part of our overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in Projected Portfolio Value (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-2.02%	-8.63%
+50	-0.86%	-4.31%
-50	0.39%	3.64%
-100	-0.08%	4.96%

(1)	Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.
(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)	Interest income includes trades settled as of September 30, 2011.
(4)	The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

We pledge real estate securities and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions which could cause additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007, 2008 and 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur losses.

Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a substantial cushion of cash and unpledged real estate securities assets in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) diversifying our exposure across a broad number of financing counterparties, (ii) limiting our exposure to any single financing counterparty and (iii) monitoring the ongoing financial stability of our financing counterparties.

Prepayment Risk

Premiums arise when we acquire real estate securities at a price in excess of the principal balance of the mortgages securing such real estate securities (i.e., par value). Conversely, discounts arise when we acquire real estate securities at a price below the principal balance of the mortgages securing such real estate securities. Premiums paid on our real estate securities are amortized against interest income and accretable purchase discounts on our real estate securities are accreted to interest income. Purchase premiums on our real estate securities, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments could result.

In addition, our interest rate hedges are structured in part based upon assumed levels of future prepayments within our real estate securities portfolio. If prepayments are slower or faster than assumed, the life of the real estate securities will be longer or shorter than assumed, which could reduce the effectiveness of our Manager’s hedging strategies and may cause losses on such transactions.

Our Manager seeks to mitigate our prepayment risk by investing in real estate securities with a variety of prepayment characteristics as well as by attempting to maintain in our portfolio a mix of assets purchased at a premium with assets purchased at a discount.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Other than the following, there have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)(1) on June 29, 2011 with the SEC in connection with our IPO.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

Failure to maintain an exemption from the Investment Company Act would adversely affect us.

We conduct our business in a manner that we believe allows us to avoid being regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” As interpreted by the staff of the SEC, this exemption generally requires that: (i) at least 55% of our investment portfolio consists of “mortgages and other liens on and interests in real estate,” or “qualifying real estate interests,” and (ii) at least 80% of our investment portfolio consists of qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, we may treat Agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool, or a “whole pool,” as qualifying real estate interests. Therefore, the Agency securities and any other mortgage-related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying real estate interests or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets, or we could be required at times to adopt less efficient methods of financing certain of our Agency securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration and regulation as an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation from the Investment Company Act.

On August 30, 2011, the SEC issued a concept release (No. IC-29778; File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) to solicit public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of mortgage REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. If we fail to continue to qualify for this exemption from registration and regulation as an investment company, we could be required either to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for shares of our common stock.

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

We invested the net proceeds of the IPO and the private placements as described in this report under the caption “Investment Activities.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 14, 2011	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

November 14, 2011	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q

September 30, 2011

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.