Form 10-K
period 2011-12-31
AG Mortgage Investment Trust, Inc.
filed 2012-03-19
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35151

AG MORTGAGE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(212) 692-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $170,671,600 based on the closing sales price on the New York Stock Exchange on June 30, 2011.

As of March 1, 2012, there were 15,804,342 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2012 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

AG MORTGAGE INVESTMENT TRUST, INC.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some of these factors are described under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

PART I

ITEM 1. BUSINESS

In this annual report on Form 10-K, or this “report,” we refer to AG Mortgage Investment Trust, Inc. as “we,” “us,” “the Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC as our “Manager,” and we refer to the indirect parent company of our Manager, Angelo, Gordon & Co., L.P. as “Angelo, Gordon.”

Our company

We are a Maryland real estate investment trust focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets.

We are currently invested substantially in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include collateralized mortgage obligations, or CMOs. We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or non-Agency RMBS. Our non-Agency RMBS investments may include fixed-and floating-rate securities, including investment grade and non-investment grade. We have the discretion to invest in other target assets, including commercial mortgage-backed securities, or CMBS, residential and commercial mortgage loans and asset backed securities, or ABS, which, together with Agency RMBS and non-Agency RMBS, we collectively refer to as real estate securities.

We were incorporated in Maryland on March 1, 2011, and commenced operations in July 2011. In July 2011, we successfully completed our initial public offering, or IPO, pursuant to which we sold 6,300,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $126.0 million. Concurrently with the consummation of our IPO, we completed a private placement in which we sold 3,205,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.5 of a share of our common stock, at a price of $20.00 per unit. Each warrant has an exercise price of $20.50 per share. In addition, we sold 500,000 private placement shares of our common stock to AG Funds, an affiliate of Angelo, Gordon, and two of our officers, at a price of $20.00 per share. The gross proceeds to us from the private placement were $74.1 million. Collectively, we received net proceeds from our IPO, the private placement and the exercise of the underwriters’ over-allotment option of approximately $198.1 million after subtracting expenses incurred in connection with formation of $2.0 million.

The majority of the net proceeds from our IPO and private offering, as well as monies that we have borrowed under repurchase agreements have been deployed to purchase a $1.3 billion investment portfolio as of December 31, 2011, which primarily consisted of $1.26 billion in Agency RMBS, $58.8 million in non-Agency RMBS, $13.5 million in CMBS and $4.5 million in ABS. We have also entered into $793.0 million notional amount of pay-fixed receive-LIBOR swaps.

On January 24, 2012, we completed a follow-on offering of 5,000,000 shares of our common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotments at a price of $19.00 per share, for gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offerings were approximately $104.1 million, net of issuance costs of approximately $5.2 million.

We have commenced investing the net proceeds from the follow-on offering to acquire our target assets in accordance with our objectives and strategies described in this report.

We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2011. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Our manager

We are externally managed and advised by AG REIT Management, LLC, a subsidiary of Angelo, Gordon. Angelo, Gordon is an SEC-registered investment adviser with approximately $22 billion under management as of December 31, 2011. Angelo, Gordon’s platform is composed of a broad range of alternative investment strategies, including RMBS, CMBS, ABS, commercial real estate, net lease real estate, distressed credit, leveraged loans and private equity.

Pursuant to the terms of our management agreement with AG REIT Management LLC, our Manager provides us with our management team, including our officers, along with appropriate support personnel. Each of our officers is an employee of our Manager. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Current market opportunities

Residential market opportunities

According to the most recent Corelogic data, approximately one out of every four mortgages currently exceeds the value of the related home, and over six million residential mortgages in the U.S. are in some stage of delinquency. As a result, we believe housing prices remain vulnerable to further declines, which we believe will alter the historical relationship between interest rates and refinancing behavior. Although mortgage interest rates remain at historical lows, many borrowers who would otherwise refinance their existing mortgage are not able to do so because of declining home values and negative equity in the home.

While we anticipate mortgage loan delinquencies and credit losses may continue to rise and housing conditions may continue to deteriorate in the near term, we believe that current prices for certain non-Agency RMBS offer attractive risk-adjusted returns. Recent U.S. government and central bank actions, such as Government Sponsored Enterprise mortgage-backed securities purchases, the Home Affordable Refinance Program, the Home Affordable Modification Program and the Public-Private Investment Program, designed to lower mortgage rates, stabilize home values and restore credit flows in the financial sector and to the broader economy will positively impact our business. If the U.S. economy continues to heal and consumers de-lever their household balance sheets, we expect credit defaults to decrease. Further, we believe housing markets are in the late stages of bottoming and stabilizing following six years of declining prices. We believe the healing of the housing market will be a long and gradual process. Record low rates, improving labor markets and greater availability of financing should be supportive for the housing markets.

In addition, we believe that the current economic climate, mortgage origination capacity constraints and declining home values, will result in fewer borrowers seeking to voluntarily prepay their existing fixed rate mortgage loans, and we believe that this reduction in borrower voluntary prepayment propensity enhances the value derived from levered Agency RMBS assets.

Involuntary prepayments, also known as borrower defaults, have taken a more significant role in Agency RMBS performance along with government modification initiatives. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into Agency RMBS performance drivers.

Regulatory reform may dramatically transform financing of the housing market and facilitate high quality investment opportunities.

After studying housing finance policies over the last few years, the U.S. Department of Treasury and the Department of Housing and Urban Development on February 11, 2011 presented to Congress a plan to reform the existing housing paradigm. Central to the Administration’s plan is a transformation of the role of government in the housing market. In the past, the government’s financial and tax policies encouraged housing purchases and real estate investment over other sectors of the economy, allocated profits and public sector subsidies to stockholders of Fannie Mae and Freddie Mac and ultimately left credit risk to the U.S. taxpayers. Sustained housing price declines since 2006 resulted in these government-sponsored enterprises facing catastrophic losses as described by the U.S. Treasury. While the U.S. government continues to stand behind the obligations of these entities, in September 2008 the Federal Housing Finance Agency put Fannie Mae and Freddie Mac into conservatorship, where they remain today.

Based on our interpretation of where policy is headed, we believe the U.S. government’s primary role will over time become limited to regulatory oversight, consumer protection, targeted and defined assistance for low- and moderate-income homeowners and renters, and carefully designed support for market stability and crisis response. Private markets will over time become the primary source of mortgage credit and bear the burden for losses. We believe the current framework for financing housing in the U.S. may be restructured as a consequence of (i) the Administration’s housing reform plan, (ii) the Dodd-Frank Wall Street and Consumer Protection Act’s (“Dodd-Frank Act”) regulatory overhaul of the financial sector and (iii) broad-based adoption of Basel III regulatory capital requirements for mortgage-related assets. We believe risk retention rules and requirements for regulated institutions to hold more capital to withstand future recessions or significant declines in home prices may impede broker-dealers from engaging in an “originate, warehouse and distribute” business model through securitization. Should the potential wind down of Fannie Mae and Freddie Mac come to fruition, we believe we will be well positioned to capitalize on available investments in newly originated mortgage assets. We also believe that we may benefit from the Administration’s proposal to promote a level playing field for housing finance, and we expect curtailment of government support for housing could begin as early as this year, with a reduction in loans eligible for government-sponsored enterprise guarantees based upon loan size and a gradual rise in guarantee fees. We believe these actions will accelerate the demand for private capital into the housing finance sector, and we expect that we will be well positioned to make attractive risk-adjusted investments in new residential-mortgage assets.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Our target assets include Agency RMBS, non-Agency RMBS, CMBS and other real estate-related assets. Since our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Current labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, have been supportive of our Agency RMBS investments. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, CMBS and ABS assets for our investment portfolio. We expect to gradually and opportunistically allocate more capital among Non-Agency RMBS, CMBS and ABS assets when we are presented with compelling investment returns.

As of December 31, 2011, the fair value of our investment portfolio comprised 94.3% of Agency RMBS, 4.4% of non-Agency RMBS, 1.0% in CMBS and 0.3% of ABS.

Our financing and hedging strategy

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

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. Generally, we intend to use, on a debt-to-equity basis, up to 6 to 9 times leverage on our Agency RMBS assets. With respect to our non-Agency RMBS and CMBS assets, we intend to use 2 to 3 times leverage, except in conjunction with securitizations which provide term financings that may be available to us depending upon market conditions. For these asset classes based upon the equity allocation as of December 31, 2011 and on an aggregate debt-to-equity basis, we do not generally expect to exceed, on a debt-to-equity basis, a 9-to-1 leverage ratio. As of December 31, 2011 our aggregate debt-to-equity leverage ratio was 5.67-to-1, which reflects our current mix of Agency RMBS, non-Agency RMBS, CMBS and other assets. A lower leverage ratio reflects our Manager’s consideration of a possible European sovereign debt and banking crisis which may subsequently impact U.S. capital funding markets.

We finance our investments in real estate securities primarily through short-term borrowings structured as repurchase agreements.

As of December 31, 2011, we had entered into master repurchase agreements, or MRAs, with twenty-one counterparties, under which we have borrowed an aggregate $1.2 billion from sixteen of these counterparties. As of December 31, 2011, the borrowings under repurchase agreements had maturities between January 3, 2012 and March 22, 2012.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2011, we had entered into $793.0 million notional of pay-fixed receive-LIBOR swaps that have variable maturities between February 2012 and December 2018.

Risk management strategy

Our overall portfolio strategy is designed to generate attractive returns through various phases of the economic cycle. We believe that our broad approach within the real estate market, which considers all major categories of real estate assets, allows us to invest in a variety of attractive investment opportunities and help insulate our portfolio from some of the risks that arise in a single collateral type or single risk strategy. We believe that Angelo, Gordon has a strong reputation for risk management and compliance. Angelo, Gordon’s investment philosophy combines in-depth research, conservative valuation approach and diversification to achieve investment returns.

The components of our risk management strategy are:

•

Disciplined adherence to risk-adjusted return. Our Manager deploys capital only when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.

•

Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the $11 trillion U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities (prime conforming, jumbo, Alt-A and subprime) and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are unattractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our mortgage portfolio is less likely to suffer from dislocations in specific sectors of the market. We believe a diversified mortgage portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns more resistant to changes in the interest rate and consumer credit environment.

•

Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.

•

Active hedging and rebalancing of portfolio. Our Manager evaluates periodically the risk portion of our portfolio against preestablished risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate and credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio (so-called carry trade), on the other end of the risk spectrum.

•

Limiting exposure to single event. Our Manager attempts to reduce our exposure to a single adverse occurrence. These types of idiosyncratic risks, if too large and unmanaged, can result in large swings in profitability and present a significant negative impact on the creditworthiness of the issuer. Our Manager seeks to mitigate this exposure through prescribed risk tolerances that govern, among other things:

•	establishing geographic concentration limits on all non-Agency and Agency RMBS and loans in our portfolio;

•	limiting our maximum exposure to a single borrower; and

•	limiting a portion of our investment portfolio to a single year of interest rate reset.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to extend risk taking capacity during periods of changing market fundamentals.

Our investments

Our target asset classes

We have thus far invested the preponderance of the proceeds of our IPO and the follow-on offering in Agency RMBS. We expect our portfolio, over time, will include a more significant portion of non-Agency RMBS. We also have the discretion to invest in other target assets (as described below).

Our target asset classes and the principal investments in which we invest are as follows:

Asset Class	Principal Investments
Agency RMBS

•      RMBS for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.

Asset Class	Principal Investments
Non-Agency RMBS

•      Fixed- and floating-rate residential non-Agency RMBS, including investment grade and non-investment grade classes. The mortgage loan collateral for residential non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Other real estate-related assets and financial assets

•      Fixed- and floating-rate CMBS, including investment grade and non-investment grade classes. CMBS will be secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

•      Residential mortgage loans secured by residential real property, including prime, Alt-A and subprime mortgage loans.

•      First or second lien loans, subordinate interests in first mortgages, bridge loans to be used in the acquisition, construction or redevelopment of a property and mezzanine financing secured by interests in commercial real estate.

•      Other real estate structured finance products, mortgage servicing rights, other real estate-related loans and securities and other financial assets.

•      Investment grade and non-investment grade debt and equity tranches of securitizations backed by various asset classes including, but not limited to, small balance commercial mortgages, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans. Investments in ABS generally are not qualifying income for purposes of the 75% asset test applicable to REITs and generally do not generate qualifying income for purposes of the 75% income test applicable to REITs. As a result we may be limited in our ability to invest in such assets.

Our board of directors has adopted a set of investment guidelines that outline our target assets and other criteria which are used by our Manager to evaluate specific investment opportunities as well as our overall portfolio composition. Our Manager makes day-to-day determinations as to the timing and percentage of our assets that will be invested in each of the approved asset classes. Our decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any one of our approved asset classes at any given time. We may change our strategy and policies without a vote of our stockholders. We believe that the diversification of our portfolio of assets and the flexibility of our strategy combined with our Manager’s and its affiliates’ experience will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.

Investment policies

Investment guidelines

We comply with investment policies and procedures and investment guidelines that are approved by our board of directors and implemented by our Manager. We review our investment portfolio and our compliance with our investment policies, procedures and guidelines at each regularly scheduled meeting of our board of directors. Our independent directors do not review or approve individual investment, leverage or hedging decisions made by our Manager.

Our board of directors has adopted the following guidelines, among others, for our investments and borrowings:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	our investments will be in our target assets.

These investment guidelines may be changed by our board of directors without the approval of our stockholders.

Distribution policy

On September 19, 2011, we declared a dividend of $0.40 per share of common stock to stockholders of record as of September 30, 2011 and paid such dividend on October 27, 2011. On December 14, 2011, we declared a dividend of $0.70 per share of common stock to stockholders of record as of December 30, 2011 and paid such dividend on January 27, 2012. On March 14, 2012, we declared a dividend of $0.70 per share of common stock to stockholders of record as of March 30, 2012 and will pay such dividend on April 27, 2012.

We intend to continue to make regular quarterly distributions to holders of our common stock. We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. Distributions to our stockholders will be generally taxable to our stockholders as ordinary income, although a portion of our distributions may be designated by us as capital gain or qualified dividend income or may constitute a return of capital.

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon investment professionals provides competitive advantages to us. Angelo, Gordon has over 90 investment professionals across its lines of investment disciplines. Of those, over 50 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team is led by Jonathan Lieberman and has ten investment professionals, including portfolio managers, traders, analysts, and statisticians. The senior investment professionals have broad experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. The RMBS team has oversight from Michael Gordon, John Angelo and David Roberts who have an average of over 35 years of investment experience. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

Breadth of Angelo, Gordon’s experience

Although our core investment strategy is focused on RMBS, Angelo, Gordon’s expertise in related investment disciplines such as CMBS, ABS, commercial real estate, net lease real estate, distressed credit, leveraged loans and private equity provides our Manager with both (i) valuable investment insights to our RMBS investment selection and strategy and (ii) flexibility to invest in target assets other than RMBS opportunistically as market conditions warrant. As market conditions change and new opportunities are created that are consistent with our strategy and are structurally appropriate for us, we believe Angelo, Gordon’s extensive experience can assist our Manager in moving quickly to take advantage of those opportunities on our behalf.

Access to our Manager’s relationships

Angelo, Gordon has created a broad network of deal sources, including relationships with major issuers of residential debt securities and the broker-dealers that trade these securities, augmented by ongoing dialogue with a substantial number of smaller, regional firms that tend to find investment opportunities that are often priced and sold on an off-market basis. Our Manager’s investment team has extensive industry contacts and client relationships which have generated proprietary deal flow.

Disciplined investment approach and granular credit analysis

We seek to maximize our risk-adjusted returns through our Manager’s disciplined investment approach, which relies on rigorous quantitative and qualitative analysis. Our investment thesis is predicated upon in-depth loan-level analysis and our proprietary analytics, which allow us to underwrite loans individually based on updated borrower credit information and property attributes. Our focus on fundamental granular analysis remains the cornerstone of our investment philosophy, and we believe that through this approach we can identify attractive investment opportunities.

Access to Angelo, Gordon’s well developed infrastructure and asset management systems

Angelo, Gordon has invested and continues to invest in the technology, analytics and systems that we believe are required to effectively and comprehensively evaluate potential RMBS investments. The Manager’s investment team and Angelo, Gordon’s technology group have developed proprietary databases, portfolio systems and quantitative models to enhance valuation analytics (pipeline modeling, roll rates and severity of loss). Most recently, Angelo, Gordon selected TransUnion as a data provider for its Consumer Risk Indicator. This product provides borrower information representing what we believe is the next step in loan-level analysis and that we expect will provide a deeper, more current understanding of borrower credit than available before in the RMBS sector. Our Manager’s RMBS investment team has developed proprietary prepayment, default, delinquency roll rate and loss severity models to analyze current mark-to-market home values on a loan-by-loan basis using borrower monthly performance statistics, credit characteristics and home price appreciation (or depreciation) by metropolitan statistical area for most of the RMBS market.

Access to Angelo, Gordon’s accounting, tax and internal risk control management systems

Our Manager utilizes Angelo, Gordon’s well developed accounting, tax and internal control departments, comprising over 35 certified public accountants. Additionally, our Manager has access to Angelo, Gordon’s technology, client service, disaster recovery and operational infrastructure to support our operations. We believe that Angelo, Gordon has a strong reputation for risk management and compliance.

Alignment of interests between our stockholders and our Manager

AG Funds, L.P., an affiliate of Angelo, Gordon, purchased 400,000 shares of our common stock in the private placement. These shares and any other shares acquired by AG Funds, L.P. during the two years following the consummation of our IPO are subject to a lock-up agreement under which AG Funds has agreed, subject to the terms and conditions of the lock-up agreement, not to sell the shares until June 29, 2013. As a result, the economic interests of our Manager are significantly aligned with those of our stockholders.

Operating and regulatory structure

REIT qualification

We have elected to be treated as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ending on December 31, 2011. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a significant portion of our business is expected to be conducted through, and a significant portion of our income may be earned in, one or more taxable REIT subsidiaries, or TRSs, such as AG MIT II, LLC that are subject to corporate income taxation.

Investment Company Act exemption

We conduct our operations so that we and each of our subsidiaries are not investment companies under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” do not include (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called “private investment company” exemptions).

While we directly engage to a minor extent in actively investing, reinvesting or trading in securities, we do not do so as our primary activity. Rather, we are primarily engaged in the business of owning or holding the securities of our wholly owned or majority-owned subsidiaries that are in real estate-related businesses. Therefore, we believe that we are not an investment company as defined in Section 3 (a)(1)(A).

We also believe we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) or Section 3(c)(6) of the Investment Company Act. We describe Sections 3(c)(5)(C) and 3(c)(6) further below. Because entities relying on Section 3(c)(5)(C) or Section 3(c)(6) are not investment companies, our interests in those subsidiaries generally do not constitute “investment securities.” To the extent that our subsidiaries qualify only for either the Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, however, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. We continuously monitor our holdings on an ongoing basis to determine our compliance with that test.

As discussed, we generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts from the definition of “investment company” entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in “qualifying assets” and at least another 25% in additional qualifying assets or in “real estate-related” assets (with no more than 20% comprised of miscellaneous assets). We take the position that qualifying assets for this purpose include mortgage loans and other assets, such as the entire ownership in whole pool RMBS, that the SEC staff in various no-action letters or other pronouncements has determined are the functional equivalent of whole mortgage loans for purposes of the Investment Company Act. While the SEC staff has issued a no-action letter that permits the treatment of such interests in Agency whole pool RMBS as qualifying assets, no such SEC staff guidance is available with respect to non-Agency whole pool RMBS. Accordingly, we rely on our own judgment and analysis in treating non-Agency whole pool RMBS as qualifying assets by analogy to Agency whole pool RMBS.

We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and non-Agency partial pool RMBS.

As noted above, certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through wholly owned or majority-owned subsidiaries that rely on Section 3(c)(5)(C). Section 3(c)(6) exempts entities (among others) that primarily engage, directly or through majority-owned subsidiaries, in the businesses described in Section 3(c)(5)(C). We refer to a subsidiary that relies on Section 3(c)(6) as a 3(c)(6) subsidiary. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), and any guidance published by the staff could require us to adjust our strategy to reflect that advice. Although the SEC staff has issued little Section 3(c)(6) interpretive guidance, we believe that our 3(c)(6) subsidiaries may rely on Section 3(c)(6) if, among other things, at least 55% of a 3(c)(6) subsidiary’s assets consist of, and at least 55% of a 3(c)(6) subsidiary’s income are derived from, qualifying assets owned by a 3(c)(6) subsidiary’s wholly owned or majority-owned subsidiaries. We note that if we inadvertently fall within one of the definitions of “investment company” in Section 3(a)(1) of the Investment Company Act, we also may ourselves rely on the exclusion provided by Section 3(c)(6) of the Investment Company Act.

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. For example, in August 2011 the SEC issued a concept release seeking, among other things, comments on the SEC’s staff’s historical interpretive positions concerning the application of Section 3(c)(5)(C). In that release the SEC requested comments about how Section 3(c)(5)(C) is interpreted by, and affects investors in, REITs, whether the SEC should take action to provide greater clarity, consistency or regulatory certainty regarding the application of Section 3(c)(5)(C) and whether it would be advisable for the SEC to engage in rulemaking with regard to Section 3(c)(5)(C) (such as by defining terms or establishing a safe harbor), to issue an interpretive release concerning the application of Section 3(c)(5)(C) to REITs, to provide exemptive relief or to engage in no further action at this time. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Qualification for exemption from the definition of investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. Although we monitor our and our subsidiaries’ portfolios, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

Restrictions on ownership and transfer of shares

Our charter, subject to certain exceptions, prohibits any person from directly or indirectly owning more than 9.8% by vote or value, whichever is more restrictive, of our outstanding common stock, referred to in this report collectively as the share ownership limits. Our articles of incorporation also prohibit any person from directly or indirectly owning our common stock of any class if such ownership would result in us being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.

Our charter generally provides that any common stock owned or transferred in violation of the foregoing restrictions will be deemed to be transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee will acquire no rights in such shares. If the foregoing is ineffective for any reason to prevent a violation of these restrictions, then the transfer of such shares will be void ab initio.

No person may transfer our common stock or any interest in our common stock if the transfer would result in our common stock being owned by fewer than 100 persons. Any attempt to transfer our common stock in violation of this minimum will be void ab initio.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market conditions.” In addition, there are numerous REITs with similar asset acquisition objectives. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Staffing

We are managed by our Manager pursuant to the management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo, Gordon or its affiliates. We have no employees. Angelo, Gordon has over 250 employees.

Available Information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com . We make available free of charge on, or through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov . The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and stockholders may lose some or all of their investment.

Risks associated with our management and relationship with our Manager and its affiliates

We are dependent upon our Manager, its affiliates and their key personnel and may not find a suitable replacement if the management agreement with our Manager is terminated or such key personnel are no longer available to us, which would materially and adversely affect us.

In accordance with our management agreement, we are externally advised by our Manager, and all of our officers are employees of our Manager or its affiliates. We have no separate facilities and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager, now or in the future, including other Angelo, Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies. Furthermore, our Manager has the sole discretion to hire and fire its employees, and our board of directors and stockholders have no authority over the individual employees of our Manager, although our board of directors does have authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. In addition, the management agreement does not require our Manager to dedicate specific personnel to us or to require personnel servicing our business to allocate a specific amount of time to us. The failure of any of our Manager’s key personnel to service our business with the requisite time and dedication, or the departure of such personnel from our Manager, or the failure of our Manager to attract and retain key personnel, would materially and adversely affect our ability to execute our business plan. Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of Angelo, Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third parties.

All of our officers and our non-independent directors are employees of our Manager, Angelo, Gordon or its affiliates. The management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party and the terms, including the fees payable to our Manager, may not be as favorable to us. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

We expect that our Manager will source all of our investments, and existing or future entities or accounts managed by our Manager may compete with us for, or may participate in, some of those investments, which could result in conflicts of interest.

Although we are subject to Angelo, Gordon’s allocation policy which specifically addresses some of the conflicts relating to our investment opportunities, which are described under “Business—Conflicts of Interest,” there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Our Manager may be precluded from transacting in particular investments in certain situations, including but not limited to situations where Angelo, Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo, Gordon or any of its affiliates possess material, non-public information. Consistent with Angelo, Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to apply regulatory requirements, client guidelines and/or contractual obligations. Angelo, Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo, Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo, Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo, Gordon change and develop over time, additional issues and considerations may affect Angelo, Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities.

Our Manager and Angelo, Gordon and their employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, Angelo, Gordon, either for its own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees may also invest in other entities managed by other managers which are eligible to purchase target assets. Angelo, Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). Angelo, Gordon and its affiliates may at certain times be simultaneously seeking to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another Angelo, Gordon client or affiliate is already invested or has co-invested. We have not adopted any policy which would allow us to, or prohibit us from, buying or otherwise obtaining assets from any Angelo, Gordon client or selling or transferring any assets to such clients. We are limited in our ability to acquire assets that are not “qualifying real estate assets” and/or real estate-related assets, as described under “Business—Operating and Regulatory Structure—Investment Company Act Exemption,” whereas other Angelo, Gordon funds and other entities or accounts that Angelo, Gordon currently manages and may manage in the future are not so limited.

Our results are dependent upon the efforts of our Manager.

Our Manager’s success, which will be largely determinative of our own success, depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our targeted investment strategies and then identifying and consummating them on favorable terms, the level and volatility of interest rates, its ability to access on our behalf short-term and long-term financing on favorable terms and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given. In addition, our Manager faces substantial competition for attractive investment opportunities. We cannot assure you that our Manager will be able to cause us to make investments with attractive risk-adjusted returns or will not seek on our behalf investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially.

Our Manager’s senior management team has limited experience operating a REIT or a public company.

Our Manager’s senior management team has limited experience operating a REIT or a public company. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or force us to pay unexpected taxes and penalties. In such events, our net income would be reduced and we would incur a loss. In addition, our Manager has no experience operating a business in compliance with the numerous requirements and limitations of the Investment Company Act applicable to REITs. Our Manager’s lack of experience in managing a portfolio of assets under REIT and Investment Company Act limitations may limit our ability to achieve our investment objectives. Our Manager’s senior management team may not operate us successfully or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

Our board of directors has approved very broad investment policies for our Manager and does not review or approve each investment decision made by our Manager.

Our Manager is authorized to follow very broad investment policies and, therefore, has great latitude in determining the types of assets that are proper investments for us, allocations among asset classes and individual investment decisions. In the future, our Manager may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of directors periodically reviews our investment policies and our investment portfolio but does not review or approve each proposed investment by our Manager. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors.

The manner of determining the management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio because it is based on our Stockholders’ Equity and not on our performance.

Our Manager is entitled to receive a management fee that is based on our Stockholders’ Equity at the end of each quarter. Accordingly, the possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager’s entitlement to such significant non-performance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to make distributions to our stockholders and the market price of our common stock. The compensation payable to our Manager will increase as a result of any future issuances of our equity securities, even if the issuance are dilutive to existing stockholders.

Termination of our management agreement would be costly and, in certain cases, not permitted.

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually, and following the initial term ending June 30, 2014, the management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

Our Manager may terminate the management agreement if we become required to register as an investment company under the Investment Company Act with termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee to our Manager. Furthermore, our Manager may decline to renew the management agreement by providing us with 180 days’ written notice, in which case we would not be required to pay a termination fee to our Manager. Our Manager may also terminate the management agreement upon at least 60 days’ prior written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay to our Manager the termination fee described above. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

The management agreement provides that our Manager does not assume any responsibility other than to provide the services specified in such agreement. The agreement further provides that our Manager is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. In addition, our Manager, Angelo, Gordon and its respective affiliates, managers, officers, directors, directors, employees and members are held harmless from, and indemnified by us against, certain liabilities on customary terms.

Our Manager has waived its right to certain reimbursements pursuant to the management agreement. If our Manager decides in the future not to grant such waiver, our operating expenses would increase.

We are required to reimburse our Manager for operating expenses related to the Company that are incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. As of December 31, 2011 the Manager had incurred approximately $1.9 million of reimbursable expenses. Currently, our Manager waives its right to request reimbursement from us of these expenses until such time as it determines to rescind the waiver in part or in whole. If our Manager decides to rescind the waiver in part or in whole, our operating expenses would increase and such increase may be substantial.

Risks related to our business

We have a limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

We were organized in March 2011 and commenced operations upon completion of our IPO on July 6, 2011. We cannot assure you that we will be able to operate our business successfully or execute our operating policies and strategies as described in this report. The results of our operations depend on several factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategies and our Manager’s success in identifying and consummating them on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given. In addition, we face substantial competition in acquiring attractive investments. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially.

Furthermore, there can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make distributions to our stockholders.

As a result of difficult conditions in the financial markets and the economy generally, the risks to our business strategies are high and there are no assurances that we will be successful in implementing our business strategies.

The implementation of our business strategies may be materially affected by conditions in the mortgage market, the financial markets and the economy generally. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets. The residential and commercial mortgage markets have been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The severity of the liquidity limitation was largely unanticipated by the markets, and access to mortgages was and continues to be substantially limited. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies.

A continuation or increase in the volatility and deterioration in the RMBS, CMBS and residential or commercial mortgage markets, or the broader ABS market may adversely affect our ability to acquire assets and implement our business strategy and our results of operation may be negatively impacted.

Compliance with our Investment Company Act exemption imposes limits on our operations.

We conduct our business and the business of each of our subsidiaries so as not to become regulated as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” do not include (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so-called “private investment company” exemptions).

While we directly engage to a minor extent in actively investing, reinvesting or trading in securities, we do not do so as our primary activity. Rather, we are primarily engaged in the business of owning or holding the securities of our wholly owned or majority-owned subsidiaries that are in real-estate related businesses. Therefore, we believe that we are not an investment company as defined in Section 3(a)(1)(A).

We also believe we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) or Section 3(c)(6) of the Investment Company Act. We describe Sections 3(c)(5)(C) and 3(c)(6) further below. Because entities relying on Section 3(c)(5)(C) or Section 3(c)(6) are not investment companies, our interests in those subsidiaries generally do not constitute “investment securities.” To the extent that our subsidiaries qualify only for either the Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, however, we limit our holdings in those kinds of entities so that, together with other investment securities, we will satisfy the 40% test. We continuously monitor our holdings on an ongoing basis to determine our compliance with that test.

As discussed, we generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts from the definition of “investment company” entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in “qualifying assets” and at least another 25% in additional qualifying assets or in “real estate-related” assets (with no more than 20% comprised of miscellaneous assets). We take the position that qualifying assets for this purpose include mortgage loans and other assets, such as the entire ownership in whole pool RMBS, that the SEC staff in various no-action letters or other pronouncements has determined are the functional equivalent of whole mortgage loans for purposes of the Investment Company Act. While the SEC staff has issued a no-action letter that permits the treatment of such interests in Agency whole pool RMBS as qualifying assets, no such SEC staff guidance is available with respect to non-Agency whole pool RMBS. Accordingly, we rely on our own judgment and analysis in treating non-Agency whole pool RMBS as qualifying assets by analogy to Agency whole pool RMBS.

We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates and non-Agency partial pool RMBS.

As noted above, certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through wholly owned or majority-owned subsidiaries that rely on Section 3(c)(5)(C). Section 3(c)(6) exempts entities (among others) that primarily engage, directly or through majority-owned subsidiaries, in the businesses described in Section 3(c)(5)(C). We refer to a subsidiary that relies on Section 3(c)(6) as a 3(c)(6) subsidiary. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), and any guidance published by the staff could require us to adjust our strategy to reflect that advice. Although the SEC staff has issued little Section 3(c)(6) interpretive guidance, we believe that our 3(c)(6) subsidiaries may rely on Section 3(c)(6) if, among other things, at least 55% of a 3(c)(6) subsidiary’s assets consist of, and at least 55% of a 3(c)(6) subsidiary’s income are derived from, qualifying assets owned by a 3(c)(6) subsidiary’s wholly owned or majority-owned subsidiaries. We note that if we inadvertently fall within one of the definitions of “investment company” in Section 3(a)(1) of the Investment Company Act, we also may ourselves rely on the exclusion provided by Section 3(c)(6) of the Investment Company Act.

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. For example, in August 2011 the SEC issued a concept release seeking, among other things, comments on the SEC’s staff’s historical interpretive positions concerning the application of Section 3(c)(5)(C). In that release the SEC requested comments about how Section 3(c)(5)(C) is interpreted by, and affects investors in, REITs, whether the SEC should take action to provide greater clarity, consistency or regulatory certainty regarding the application of Section 3(c)(5)(C) and whether it would be advisable for the SEC to engage in rulemaking with regard to Section 3(c)(5)(C) (such as by defining terms or establishing a safe harbor), to issue an interpretive release concerning the application of Section 3(c)(5)(C) to REITs, to provide exemptive relief or to engage in no further action at this time. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Qualification for exemption from the definition of investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. Although we monitor our and our subsidiaries’ portfolios, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business. If we were required to register as an investment company under the Investment Company Act and did so register, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan and substantially reduce our ability to use leverage.

Failure to maintain an exemption from the Investment Company Act would adversely affect us.

We conduct our business in a manner that we believe allows us to avoid being regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” As interpreted by the staff of the SEC, this exemption generally requires that: (i) at least 55% of our investment portfolio consists of “mortgages and other liens on and interests in real estate,” or “qualifying real estate interests,” (the “55% Test”) and (ii) at least 80% of our investment portfolio consists of qualifying real estate interests plus “real estate-related assets (the “80% Test”).” In satisfying the 55% Test, we may treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool, or a “whole pool,” as qualifying real estate interests. Therefore, the Agency RMBS and any other mortgage-related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying real estate interests or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets, or we could be required at times to adopt less efficient methods of financing certain of our Agency RMBS. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration and regulation as an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation from the Investment Company Act.

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) to solicit public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of mortgage REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. If we fail to continue to qualify for this exemption from registration and regulation as an investment company, we could be required either to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for shares of our common stock.

Competition may limit the availability of desirable investments and result in reduced risk-adjusted returns.

Our profitability depends, in part, on our ability to acquire our targeted investments at favorable prices. We compete with other mortgage REITs, specialty finance companies, private funds, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities. These other entities increase competition for the available supply of mortgage assets suitable for purchase. Many of our anticipated competitors are significantly larger than we are and have stronger balance sheets and access to greater capital and other resources than we have and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exemption from registration under the Investment Company Act, which could allow them to consider a wider variety of investments and establish more relationships than we can. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could materially and adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objective or to achieve positive investment results or investment results that allow any or a specified level of distributions to our stockholders, and our failure to accomplish any of the foregoing would materially and adversely affect us.

We may change our investment and operational policies without stockholder consent, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Our board of directors determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

We may also change our investment strategies and policies and target asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, the investments contemplated in this report. A change in our investment strategies and policies and target asset classes may increase our exposure to interest rate risk, default risk and real estate market fluctuations, which could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

Our business is highly dependent on the communications and information systems of Angelo, Gordon. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and ability to make distributions to our stockholders.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Recent announcements of deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. A number of mortgage servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they review and correct their foreclosure practices. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia has announced it is reviewing foreclosure practices in their various jurisdictions. The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in RMBS, the Manager carefully considers many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS. The Manager is actively reviewing and monitoring the deficiencies and delays in the foreclosure process and assessing its potential impact on our business, financial condition, and results of operations.

Risks related to U.S. government programs

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

The payments of principal and interest we receive on our Agency RMBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are U.S. government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the U.S. Ginnie Mae is part of a U.S. government agency and its guarantees are backed by the full faith and credit of the U.S.

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established a new regulator for Fannie Mae and Freddie Mac, the U.S. Federal Housing Finance Agency, or the FHFA. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and RMBS portfolios and requiring that these portfolios are reduced over time.

In an effort to further stabilize the U.S. mortgage market, the U.S. Treasury pursued three additional initiatives beginning in 2008. First, it entered into preferred stock purchase agreements, which have been subsequently amended, with each of the GSEs to ensure that they maintain a positive net worth. Second, it established a new secured short-term credit facility, which was available to Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) when other funding sources were unavailable. Third, it established an agency security purchase program under which the U.S. Treasury purchased Agency RMBS in the open market. The U.S. Federal Reserve also established a program of purchasing Agency RMBS.

Those efforts resulted in significant U.S. government financial support and increased control of the GSEs. In December 2010, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through December 31, 2010, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to approximately $88 billion and $63 billion, respectively. The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012. Those agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency RMBS portfolios (they were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).

Both the secured short-term credit facility and the Agency RMBS program initiated by the U.S. Treasury expired on December 31, 2009. However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired approximately $220 billion of Agency RMBS. In addition, while the U.S. Federal Reserve’s program of agency security purchases terminated in 2010, the FHFA reported that through January 2010, the U.S. Federal Reserve had purchased $1.03 trillion net of Agency RMBS. Subject to specified investment guidelines, the portfolios of Agency RMBS purchased through the programs established by the U.S. Treasury and the U.S. Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency RMBS that we seek to acquire during the remaining term of these portfolios.

Although the U.S. government has committed to support the positive net worth of Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, Agency RMBS. Despite the steps taken by the U.S. government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency RMBS. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. government could determine to stop providing liquidity support of any kind to the mortgage market. In fact, the U.S. Department of the Treasury in February 2011 announced its intention to wind down Fannie Mae and Freddie Mac in a report to Congress. Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency RMBS and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency RMBS and our existing Agency RMBS could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our Agency RMBS (as well as non-Agency RMBS and other securities) as collateral for our financings under the repurchase agreements that we have entered into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest we earn on our portfolio of Agency RMBS and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, and could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our business, operations and financial condition.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, mortgage-backed securities.

The U.S. government, through the Federal Reserve, the Federal Housing Administration (or the FHA) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with non-Agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, mortgage-backed securities that we may purchase.

Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and may adversely affect our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act, or EESA, was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our business.

In addition, U.S. government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

We are subject to the risk that agencies of and entities sponsored by the U.S. government may not be able to fully satisfy their guarantees of Agency RMBS or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The interest and principal payments we receive on the Agency RMBS are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we may invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the Agency RMBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

As conservator of Fannie Mae and Freddie Mac, FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to FHFA’s appointment as conservator. Freddie Mae and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If FHFA were to transfer Freddie Mac or Fannie Mae’s guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.

Risks related to financing and hedging

Difficult conditions in the residential real estate market may cause us to experience market losses related to our holdings, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Recently, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market has an impact on new demand for homes, which will compress home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The further deterioration of the non-Agency or Agency RMBS market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

We may incur significant debt in the future, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

Subject to market conditions and availability, we may incur significant debt in the future. We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•

our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investments, stockholder distributions or other purposes; and

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact the ability to refinance or modify loans and/or to sell real estate assets owned.

Most of our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of which will depend on a number of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Our operating results depend, in large part, on differences between the income earned on our investments, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our investments are not match-funded, the income earned on such investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

Our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.

As of December 31, 2011, we have entered into MRAs with twenty-one counterparties, under which we have borrowed an aggregate $1.2 billion from sixteen counterparties. As of December 31, 2011, the borrowings under repurchase agreements had maturities between January 3, 2012 and March 22, 2012. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

Future lenders may impose similar restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

In the event non-recourse long-term financing structures become available to us in the future, such structures may expose us to risks which could result in losses to us.

In such structures, our lenders typically would not have a general claim against us as an entity, as opposed to the assets themselves. We also may finance our investments on a long-term basis through issuances of equity and non-collateralized debt in the capital markets or otherwise, to the extent such financing is available. Although under current market conditions we do not anticipate that non-recourse long-term financing for our investments is currently available, we may utilize these financing structures if and when they become available. Prior to any such financing, we seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we are subject to the risk that we will not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we will not be able to obtain new short-term facilities or will not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

The use of securitization financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of securitizations we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the securitization terms will provide that, if certain delinquencies or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that these performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future securitization financings, we cannot assure you of the actual terms of the securitization delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Given recent volatility in the securitization market, rating agencies may depart from historic practices for securitization financings, making them more costly for us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, over-collateralization or other credit enhancement expense associated with our securitization financings will increase.

If AG REIT Management, LLC ceases to be our Manager pursuant to the management agreement or one or more of our Manager’s key personnel are no longer servicing our business, depository institutions providing any financing arrangements that we have may not provide future financing to us, which could materially and adversely affect us.

Depository institutions that finance our investments may require that AG REIT Management, LLC remain as our Manager under the management agreement and that certain key personnel of our Manager continue to service our business. If AG REIT Management, LLC ceases to be our Manager or one or more of our Manager’s key personnel are no longer servicing our business, it may constitute an event of default and the depository institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we may be required to curtail our asset acquisitions and/or dispose of assets at an inopportune time.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we will incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We will also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase the securities for their initial value but will receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements may also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

Our use or future use of repurchase agreements to finance our RMBS, CMBS and ABS may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Our borrowings or future borrowings under repurchase agreements for our RMBS and other ABS may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender party to such agreement files for bankruptcy. Therefore, our use of repurchase agreements to finance our investments exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

We depend, and may in the future depend, on repurchase agreement financing to acquire RMBS and other ABS, and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

We use repurchase agreement financing as a strategy to increase the return on our assets. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

Our ability to fund our RMBS and other ABS may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing.

If major market participants exit the repurchase agreement financing business, the value of our RMBS and other ABS could be negatively impacted, thus reducing net stockholder equity, or book value. Furthermore, if many of our lenders or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our RMBS and other ABS assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuation of the RMBS and other ABS that secure the outstanding borrowings. Typically repurchase agreements grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price.

Our liquidity may also be adversely affected by margin calls under repurchase agreements for our RMBS and other ABS because we will be dependent in part on the lenders’ valuation of the collateral securing the financing. Any such margin call could harm our liquidity, results of operation, and financial condition. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We use repurchase agreements to finance our acquisition of RMBS and other ABS. If the market value of the RMBS and other ABS pledged or sold by us to a financing institution declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

Although under current market conditions we do not anticipate that securitization financings will be available, in the event they become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate assets in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

Subject to maintaining our qualification as a REIT and our exemption under the Investment Company Act, we pursue hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level of interest rates, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay.

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner or may fail to qualify for hedge accounting treatment.

Our hedging activities, which are intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. No assurance can be given that a liquid secondary market will exist for derivative instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Risks related to our investments

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are reported for accounting purposes at fair value. Changes in the market values of those assets are directly charged or credited to earnings for the period. As a result, a decline in values will reduce the book value of our Company.

A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation from our investments. In some cases, our investments are not rated by any rating agency. Therefore, our Manager’s assessment of the value, and therefore pricing, of our investments is very difficult and their accuracy is inherently uncertain. Furthermore, our investments may not appreciate in value and, in fact, may decline in value. In addition, the obligors on our investments may default on, or be delayed in making, interest and/or principal payments. Accordingly, we are subject to an increased risk of loss and may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset our losses and expenses.

We may acquire non-Agency RMBS collateralized by subprime and Alt-A mortgage loans, which are subject to increased risks.

The mortgage and other loans underlying the non-Agency RMBS that we acquire are subject to defaults, foreclosure timeline extension, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us. Residential mortgage loans are secured by single family residential property and, when not guaranteed by an agency, are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The mortgage loans that we acquire, the mortgages underlying the RMBS that we acquire, the commercial mortgage loans underlying the CMBS that we acquire and the assets underlying the ABS are all subject to defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and premium, any of which could result in losses to us.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we acquire non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally-chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS we invest in are subject to all of the risks of the respective underlying commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own would materially and adversely affect us.

Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of REO properties. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of residential mortgage loans and RMBS. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase which may have an adverse effect on the credit support of RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. Depending on the class of CMBS we have acquired or may acquire, we may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager overestimates the loss-adjusted yields of our CMBS investments, we may experience losses.

Our Manager values our potential CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

The B-Notes we may acquire may be subject to additional risks related to the privately-negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Bridge loans involve a greater risk of loss than traditional investment grade mortgage loans with fully insured borrowers.

We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or redevelopment of a property. The borrower has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our Company and the price of our shares of common stock may be adversely affected.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We invest primarily in RMBS, as well as other assets such as CMBS, mortgage loans and ABS. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of RMBS.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets.

An increase in interest rates may cause a decrease in the volume of certain of our target assets which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our non-Agency RMBS and mortgage loans we acquire. Changes in interest rates and prepayments affect the market price of our target assets. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (1) assess the market value of our investment portfolio, (2) implement our hedging strategies and (3) implement techniques to reduce our prepayment rate volatility will be significantly affected, which could materially adversely affect our financial position and results of operations.

Interest rate mismatches between our RMBS backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

We fund most of our investments in long term RMBS with short term borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of RMBS backed by adjustable-rate mortgages, or ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of RMBS backed by ARMs or hybrid ARMs and our borrowings are not identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect the level of our dividends and the market price of our common stock.

In addition, RMBS backed by ARMs or hybrid ARMs are typically subject to lifetime interest rate caps which limit the amount an interest rate can increase through the maturity of the RMBS. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of RMBS. This problem is magnified for RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

Because we employ short term funding agreements to finance our portfolio, mismatches between the maturities of our assets and liabilities may impact our financial results if we are unable to renew or otherwise refinance our liabilities.

Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. Returns on our asset portfolio are generated from long term RMBS investments generally financed by short term recourse borrowings. We therefore have an inherent mismatch between the maturity of our assets and of the associated financings. Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms. If we are unable to renew or otherwise refinance our liabilities, assets may have to be sold, wherein we may realize less value than the value at which we previously recorded investments.

Because we acquire fixed-rate securities, an increase in interest rates on our borrowings may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our assets. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we are required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale. We are required to evaluate our assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security on which we have not made a mark to market election is other-than-temporarily impaired, and we do not intend to sell and it is not more likely than not that we will be required to sell the security, we would reduce the value of such security on our balance sheet by recording an impairment charge in our income statement for the credit component of the other-than-temporary impairment and/or a reduction to other comprehensive income for the component of the other-than-temporary impairment related to other factors. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional target assets, which could restrict our ability to increase our net income.

Rapid changes in the values of our residential mortgage loans and other real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exemption from registration under the Investment Company Act.

If the market value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

We may experience a decline in the market value of our assets.

A decline in the market value of assets on which we have not made a mark to market election may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets where fair value is less than cost, we are unable to assert that we will recover our amortized cost basis of the assets even if we do not intend to sell and it is not more likely than not that we will be required to sell such assets. If such a determination were to be made, we would recognize the credit component of the other-than-temporary impairment through earnings and write down the amortized cost of such assets by the other-than-temporary impairment recognized in earnings to a new cost basis. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

The value of our investment portfolio may be affected by prepayment rates on mortgage loans. Many loans do not contain any restrictions on borrowers’ abilities to prepay their residential mortgage loans and therefore actual maturities of Agency RMBS are generally shorter than their stated contractual maturities. Prepayment rates on loans are influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, we cannot predict with certainty such prepayment rates, and no strategy can completely insulate us from prepayment or other such risks. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Many of our investments may be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

We expect generally that any securities we purchase will be in connection with privately-negotiated transactions that will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933, as amended, or the Securities Act, if the obligors agree to do so, or will be able to sell the securities only under Rule 144 or other rules under the Securities Act which permit only limited sales under specified conditions. Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value maintained for it in our records. Furthermore, we may face other restrictions on our ability to liquidate an investment in an entity to the extent that we have or could be attributed with material non-public information regarding such entity.

Investments in subordinated loans and subordinated mortgage-backed securities could subject us to increased risk of losses.

We invest in subordinated loans and subordinated non-Agency RMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan, and the unpledged assets of the borrower may not be sufficient to satisfy our loan. If a borrower defaults on our loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our loan will be satisfied only after all senior debt is paid in full. In the case of commercial mortgage loans, where senior debt exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on mortgage loans included in a securitization will be borne first by holders of the “first loss” subordinated security and then, in turn, by the holders of more senior securities, beginning with the most subordinated. In addition, losses on the property securing a commercial mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by subordinated security holders, as described in the preceding sentence. In the event of default of a mortgage loan we own (and, if the loan is a commercial mortgage loan, the exhaustion of any equity support, reserve fund or letter of credit) and, in the case of non-Agency RMBS and CMBS in which we invest, the exhaustion of any credit support provided by any classes of securities junior to such non-Agency RMBS and CMBS, we may not recover all or even a significant part of our investment, which could result in repayment losses. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may suffer significant losses.

The prices of lower credit quality investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments are rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which will adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Insurance on real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

Our Manager’s due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Before making an investment, our Manager assesses the strengths and weaknesses of the originators, borrowers, and the underlying property values, as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager relies on resources available to it and, in some cases, an investigation by third parties. There can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any investment will be successful.

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic, diversification or concentration limitations except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the current period marked by dislocation and weakness in the capital and credit markets), especially if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new investments since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Furthermore, a weakening economy and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investments with them in the event of a default on a particular investment because the value of any collateral may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. A weakening economy and declining real estate values may increase the likelihood of re-default rates even after we have completed loan modifications. Our exposure will increase to the extent of the subordination, if applicable, of our investment. In addition, under such conditions, our access to capital will generally be more limited, if available at all, and more expensive. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our financial condition and earnings may be adversely affected.

The manner in which we compete and the products for which we compete are affected by changing conditions, which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of government-sponsored entities, changes in the role of credit rating agencies or their rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and earnings may be adversely affected.

Our investments are generally recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.

The values of some of our investments may not be readily determinable. We measure the fair value of these investments quarterly, in accordance with guidance set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 820-10, “Fair Value Measurements and Disclosures.” The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our company or our board of directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

In certain cases, our Manager’s determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain securities in which we invest are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

The receivables underlying the ABS we acquire are subject to credit exposure, which could result in losses to us.

ABS are securities backed by various asset classes including, but not limited to, small balance commercial mortgages, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans. ABS remain subject to the credit exposure of the underlying receivables. In the event of increased rates of delinquency with respect to any receivables underlying our ABS, we may not realize our anticipated return on these investments.

Standard & Poor’s recent downgrade in the credit rating of the U.S. government and the possibility of a further downgrade or additional downgrades by other credit rating agencies may have a material adverse effect on our business, financial condition and results of operations, as well as the price of our common stock.

Standard & Poor’s recent downgrade in the credit rating of the U.S. government and the possibility of a further downgrade by Standard & Poor’s or additional downgrades by other credit rating agencies may have a material adverse effect on our business, financial condition and results of operations, as well as the price of our common stock. The impact on the company of the downgrade and resulting financial market volatility may include, but not be limited to, the following:

•	The value of our assets may decline;

•	Since we utilize repurchase agreements which are secured by our assets, a decline in value of our assets may require us to post additional collateral to secure our debt;

•	Significant changes in interest rates may occur which may increase our borrowing costs, reduce advance rates on repurchase agreements and reduce our liquidity; and

•	Such interest rate volatility may cause further decline in the value of our interest rate swaps causing us to post additional collateral.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Risks related to accounting

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to timely prepare our financial statements. Our inability to timely prepare our financial statements in the future would likely adversely affect our share price significantly.

Changes in accounting treatment may adversely affect our reported profitability and/or investment strategy.

From time to time, updates are made to authoritative GAAP, which could significantly impact our business or financial performance in negative ways that we cannot predict or prepare against. The FASB anticipates the completion of many standard-setting projects in 2012, including such items as consolidation, financial statement presentation, revenue recognition, financial instruments, hedging, contingencies and fair value. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operation or financial condition.

For example, prior to the issuance of FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which is codified in ASC 860, “Transfers and Servicing,” entities accounted separately for a transfer of a financial asset and a repurchase agreement with the same counterparty. The transferor and transferee would first analyze the initial transfer for sale and purchase accounting, without considering the effect of the repurchase agreement. The repurchase agreement was separately analyzed as a transfer of a financial asset (as collateral) with an agreement to repurchase the financial asset.

In February 2008, the FASB, issued FSP FAS 140-3, codified in ASC 860, to provide guidance concerning when a transferor and transferee should account separately for an initial transfer of a financial asset and a related repurchase financing. Entities were then required to consider the two transactions as part of the same arrangement. When doing so, the rights obtained by the initial transferor through the repurchase agreement would generally cause the transferor to fail the legal isolation requirements of ASC 860, and derecognition by the initial transferor would not be permissible. The implication for the transferee of the financial assets is that the transaction is initially recognized as a forward purchase transaction. While the accounting treatment would not affect the economics of these transactions, it would affect how these transactions are reported on the financial statements. If we are not able to comply with the criteria under ASC 860 for same party transactions we would be precluded from presenting securities and the related financings, as well as the related interest income and interest expense, on a gross basis on our financial statements, which had been the previous treatment for all such transactions. Instead, we would be required to account for the purchase commitment and related repurchase agreement on a net basis and record a forward commitment to purchase securities, which would be classified as a derivative instrument. Such forward commitments would be recorded at fair value with subsequent changes in fair value recognized in earnings. Additionally, we would record the cash portion of our investment in securities as a mortgage-related receivable from the counterparty on our balance sheet. This change in presentation may have a material impact on our net income, and it could have an adverse impact on our operations. It could have an impact on our ability to include certain securities purchased and simultaneously financed from the same counterparty as qualifying real estate interests or real estate-related assets used to qualify under the exemption to not have to register as an investment company under the Investment Company Act. It could also limit our investment opportunities as we may need to limit our purchases of securities that are simultaneously financed with the same counterparty.

Our Manager utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith will subject us to potential risks.

Given the complexity of our investments and strategies, our Manager must rely heavily on analytical models (both proprietary models developed by our Manager and those supplied by third parties) and information and data supplied by third parties, or Models and Data. Models and Data are used to value investments or potential investments and also in connection with hedging our investments. When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on Models and Data, especially valuation models, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful. Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some of the analytical models used by our Manager, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by Angelo, Gordon may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Risks related to our organization and structure

Certain provisions of Maryland law could inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combination unless the consideration being received by common stockholders satisfies certain conditions. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a “control share acquisition” (defined as the acquisition of “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our directors who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions since we have a class of equity securities registered under the Exchange Act, and at least three directors who are not officers or employees of the corporation and are not affiliated with any acquiring person. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors as soon as we become eligible to do so.

Our authorized but unissued common and preferred shares may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued common stock and preferred shares. In addition, our board of directors may, without stockholder approval, increase the aggregate number of our authorized shares or the number of shares of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, among other things, our board may establish a class or series of common stock or preferred shares that could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action.

Our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter and bylaws provide that, subject to the rights of any series of preferred shares, a director may be removed only for “cause” (as defined in our charter), and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies generally may be filled only by a majority of the remaining directors in office, even if less than a quorum, for the full term of the director who vacated. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in our control that is in the best interests of our stockholders.

Our charter generally does not permit ownership in excess of 9.8% of our common stock and attempts to acquire our shares in excess of the share ownership limits will be ineffective unless an exemption is granted by our board of directors.

Our charter generally prohibits beneficial or constructive ownership by any person of more than 9.8% by vote or value, whichever is more restrictive, of our outstanding common stock. Our board of directors, in its sole discretion, may grant an exemption to these prohibitions, subject to certain conditions and receipt by our board of certain representations and undertakings. Our board of directors may from time to time increase certain of these limits for one or more persons and may increase or decrease such limits for all other persons. Any decrease in the share ownership limits generally applicable to all stockholders will not be effective for any person whose percentage ownership of our shares is in excess of such decreased limits until such time as such person’s percentage ownership of our shares equals or falls below such decreased limits, but any further acquisition of our shares in excess of such person’s percentage ownership of our shares will be in violation of the applicable limits. Our board of directors may not increase these limits (whether for one person or all stockholders) if such increase would allow five or fewer persons to beneficially own more than 49.9% in value of our outstanding shares or otherwise cause us to fail to qualify as a REIT.

The constructive ownership rules contained in our charter are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Any attempt to own or transfer our common stock or preferred shares (if and when issued) in excess of the share ownership limits without the consent of our board of directors or in a manner that would cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being deemed to be transferred to a director for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be void ab initio. Further, any transfer of our shares that would result in our shares being held by fewer than 100 persons will be void ab initio.

Risks related to taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We have been organized and we operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2011. Although we do not intend to request a ruling from the Internal Revenue Service, or the IRS, as to our REIT qualification, we have received these opinions of McDermott Will & Emery LLP with respect to our qualification as a REIT. These opinions were issued in connection with our IPO and follow-on offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinions of McDermott Will & Emery LLP represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion in connection with our IPO and follow-on offering were expressed as of the date issued. Counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of McDermott Will & Emery LLP and our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by McDermott Will & Emery LLP. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes and the tax treatment of participation interests that we hold in mortgage loans may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on all of our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn would have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

The percentage of our assets represented by TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A significant portion of our activities will likely be conducted through one or more TRSs, and we expect that such TRSs may from time to time hold significant assets.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (at the end of each quarter). While we currently manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances.

A TRS will be subject to U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us. We will receive distributions from TRSs which will be classified as dividend income to the extent of the earnings and profits of the distributing corporation. We may from time to time need to make such distributions in order to keep the value of our TRSs below 25% of our total assets.

However, TRS dividends will generally not constitute “good” income for purposes of one of the tests we must satisfy to qualify as a REIT, namely, that at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will be monitoring our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below 25% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. Although there are other measures we can take in such circumstances in order to remain in compliance, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

Despite our qualification as a REIT, a significant portion of our income may be earned through TRSs that are subject to U.S. federal income taxation.

Despite our qualification as a REIT, we may be subject to a significant amount of U.S. federal income taxes. We may hold a significant amount of our assets from time to time in one or more TRSs, subject to the limitation that securities in TRSs may not represent more than 25% of our assets in order for us to remain qualified as a REIT. In the future, our TRS may originate and sell loans in a manner that might expose us to the 100% tax on “prohibited transactions.” In addition, loans that are to be modified will in general be held by a TRS on the date of their modification and for a period of time thereafter. Finally, some or all of the real estate properties that we may from time to time acquire by foreclosure or other procedure will likely be held in one or more TRSs. All taxable income and gains derived from the assets held from time to time in our TRSs will be subject to regular corporate income taxation.

Dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

The maximum tax rate for dividends paid by corporations to domestic stockholders that are individuals, trusts and estates is generally 15% through taxable years beginning on or before December 31, 2012. Dividends paid by REITs, however, are generally not eligible for the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a TRS and certain other income and gain subject to corporate-level taxation, such dividends generally will be eligible for the preferential tax rates that apply to qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

The REIT distribution requirements could adversely affect our ability to execute our business strategies.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Code and to avoid paying corporate tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code.

We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we will invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

As a result, to the extent such income is not recognized within a TRS, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. Moreover, if our only feasible alternative were to make a taxable distribution of our shares to comply with the REIT distribution requirements for any taxable year and the value of our shares was not sufficient at such time to make a distribution to our stockholders in an amount at least equal to the minimum amount required to comply with such REIT distribution requirements, we would generally fail to qualify as a REIT for such taxable year and would be precluded from being taxed as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Modifications of the terms of debt instruments in conjunction with reductions in the value of the real property securing such debt instruments could cause us to fail to qualify as a REIT.

Our investments in debt instruments may be materially affected by the weakened condition of the real estate market and the economy in general. As a result, many of the terms of our debt instruments may be modified to avoid foreclosure actions and for other reasons. Under the Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan.

In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of (i) the date we agreed to acquire the loan or (ii) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer.

Revenue Procedure 2011-16 provides a safe harbor pursuant to which we are not required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is (1) occasioned by a borrower default or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the

IRS will not successfully challenge our internal valuations. If the terms of our debt instruments are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% value test. Unless we qualified for relief under certain Code cure provisions, such failures could cause us to fail to qualify as a REIT.

Our ability to invest in distressed debt may be limited by our intention to maintain our qualification as a REIT.

We may acquire distressed debt. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (i) the date we agreed to acquire the loan or (ii) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test. Revenue Procedure 2011-16 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of distressed debt. It will be less helpful if the value of the distressed debt increases over time. Under the safe harbor, when the current value of a distressed debt exceeds the fair market value of the real property that secures the debt, determined as of the date we committed to acquire the debt, the excess will be treated as a non-qualifying asset. Accordingly, an increasing portion of a distressed debt will be treated as a non-qualifying asset as the value of the distressed debt increases. Additionally, Revenue Procedure 2011-16 states that the IRS will treat distressed debt acquired by a REIT as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (1) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (2) the face amount of the debt (and not the purchase price or current value of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt that we acquire may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT.

A recent IRS administrative pronouncement with respect to investments by REITs in distressed debt secured by both real and personal property, if interpreted adversely to us, could cause us to pay penalty taxes or potentially to lose our REIT status.

Treasury Regulations provide rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property or on interests in real property.” Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. Revenue Procedure 2011-16 contains an example regarding the application of the interest apportionment regulation. The example interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We expect that all or most of the mortgage loans that we will acquire will be secured only by real property and no other property value is taken into account in our underwriting and pricing. Accordingly, we believe that the interest apportionment regulation will not apply to all or most of our portfolio. Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2011-16 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the 75% REIT gross income test. If we did not meet this test, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

We may be required to report taxable income early in our holding period for certain investments in excess of the economic income we ultimately realize from them.

We acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Market discount on a debt instrument accrues on the basis of the constant yield to maturity of the debt instrument based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If that turned out not to be the case, and we eventually collected less on the debt instrument than the amount we paid for it plus the market discount we had previously reported as income, there would generally be a bad debt deduction available to us at that time, but our ability to benefit from that bad debt deduction would depend on our having taxable income in that later taxable year.

Similarly, many of the RMBS that we buy have been issued with original issue discount, which discount might reflect doubt as to whether the entire principal amount of such RMBS will ultimately prove to be collectible. We are required to report such original issue discount based on a constant yield method and income will be accrued and currently taxable based on the assumption that all future projected payments due on such RMBS will be made. If such RMBS turns out not to be fully collectible, a bad debt deduction will become available only in the later year that uncollectibility is provable.

Finally, in the event that any debt instruments or RMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have a bad debt deduction available to us when such interest was determined to be uncollectible, the utility of that deduction would depend on our having taxable income in that later year or thereafter.

REITs may not carry back net operating losses to prior taxable years, but may only carry net operating losses over to future years. Amounts corresponding to the amounts of the types of income described in this report would generally have been distributed and taxed to our stockholders as a dividend when we were required to report such income. If we had no taxable income in the later year that the bad debt deduction became available, we and our stockholders would derive no tax benefit from that deduction. This possible “income early, losses later” phenomenon could, accordingly, adversely affect us and our stockholders if it were persistent and in significant amounts.

If we make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

If we make a taxable distribution of our shares, stockholders would be required to include the amount of such distribution into income even though they did not receive sufficient cash to satisfy any tax imposed on such distribution. Accordingly, stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Moreover, in the case of a taxable distribution of our shares with respect to which any withholding tax is imposed on a stockholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.

The share ownership limits applicable to us that are imposed by the Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Under our charter, no person may own more than 9.8% by vote or value, whichever is more restrictive, of our outstanding common stock. However, our board of directors may, in its sole discretion, grant an exemption to the share ownership limits (prospectively or retrospectively), subject to certain conditions and the receipt by our board of certain representations and undertakings. In addition, our board of directors may change the share ownership limits as described under “Business—Restrictions on ownership and transfer of our shares.” Our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our shares that would result in us being “closely held” under Section 856(h) of the Code or that would otherwise cause us to fail to qualify as a REIT or (b) transferring shares if such transfer would result in our shares being owned by fewer than 100 persons. The share ownership limits applicable to us that are imposed by the tax law are based upon direct or indirect ownership by “individuals,” which term includes certain entities. Ownership limitations are common in the organizational documents of REITs and are intended, among other purposes, to provide added assurance of compliance with the tax law requirements and to minimize administrative burdens. However, our share ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs. Such subsidiaries are subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with the REIT requirements can be difficult and may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue otherwise attractive investments in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and RMBS. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of RMBS subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We have entered and may in the future enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our RMBS to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the RMBS sold pursuant thereto. We believe that we are treated for REIT asset and income test purposes as the owner of the RMBS that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the RMBS to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the RMBS during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

The taxable mortgage pool, or TMP, rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations in the future, if any, will likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a “qualified REIT subsidiary.”

In the case of such wholly REIT owned TMPs, certain categories of our stockholders, such as foreign stockholders otherwise eligible for treaty benefits, stockholders with net operating losses, and tax exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income received from us that is attributable to the TMP or “excess inclusion income.” In addition, to the extent that our shares are owned in record name by tax exempt “disqualified organizations,” such as certain government related entities that are not subject to tax on unrelated business income, we may incur a corporate level tax on our allocable portion of excess inclusion income from such a wholly REIT owned TMP. In that case and to the extent feasible, we may reduce the amount of our distributions to any disqualified organization whose share ownership gave rise to the tax, or we may bear such tax as a general corporate expense. To the extent that our shares owned by disqualified organizations are held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the shares held by the broker/dealer or other nominee on behalf of disqualified organizations. While we attempt to minimize the portion of our distributions that is subject to these rules, the law is unclear concerning computation of excess inclusion income, and its amount could be significant.

In the case of any TMP that would be taxable as a domestic corporation if it were not wholly REIT owned, we will be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. This marketing limitation may prevent us from selling more junior or non-investment grade debt securities in such securitizations and maximizing our proceeds realized in those offerings.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department,

which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our common stock.

ERISA may restrict investments by certain plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment might constitute or give rise to a prohibited transaction under ERISA, the Code, or any substantially similar federal, state, or local law. ERISA and the Code impose restrictions on: (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA; (ii) plans described in Section 4975 (e)(1) of the Code that are subject to Section 4975 of the Code, including retirement accounts and Keogh Plans; (iii) any entity whose underlying assets include “plan assets” by reason of investment in such entity by a plan described in (i) or (ii) (each of (i), (ii), and (iii), or a Plan); and (iv) persons described as “parties in interest” under ERISA and “disqualified persons” under the Code who have certain specified relationships to a Plan. Also, some non-U.S. plans and governmental plans may be subject to non-U.S., U.S. federal, state or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code.

ERISA imposes certain duties on persons who are fiduciaries with respect to a Plan. Under ERISA, any person who exercises any authority or control over the management or disposition of a Plan’s assets is considered to be a fiduciary of that Plan. Both ERISA and Section 4975 of the Code prohibit certain transactions involving “plan assets” between a Plan and “parties in interest” or “disqualified persons.” Violations of these rules may result in the imposition of an excise tax or penalty, and violations of similar laws likewise may result in the imposition of taxes or penalties.

Certain affiliates of our Manager, Angelo, Gordon, and/or the underwriters may be fiduciaries, “parties in interest,” or “disqualified persons” with respect to a number of Plans. Accordingly, investment in shares of our common stock by a Plan that has such a relationship could be deemed to constitute a prohibited transaction under Title I of ERISA or Section 4975 of the Code. Such transactions may, however, be subject to one or more statutory or administrative exemptions, such as: Section 408(b)(17) of ERISA, which exempts certain transactions with non-fiduciary service providers; Prohibited Transaction Class Exemption, or PTCE, 90-1, which exempts certain transactions involving insurance company pooled separate accounts; PTCE 91-38, which exempts certain transactions involving bank collective investment funds; PTCE 84-14, which exempts certain transactions effected on behalf of a Plan by a “qualified professional asset manager”; PTCE 95-60, which exempts certain transactions involving insurance company general accounts; PTCE 96-23, which exempts certain transactions effected on behalf of a Plan by an “in-house asset manager”; PTCE 75-1, which exempts certain transactions involving a Plan and certain members of an underwriting syndicate; or another available exemption. Such exemptions may not, however, apply to all of the transactions that could be deemed prohibited transactions in connection with a Plan’s investment in shares of our common stock. If a purchase was to result in a non-exempt prohibited transaction, such purchase may have to be rescinded, though there can be no assurance that a rescission would avoid the imposition of taxes or penalties.

Under ERISA, if a Plan acquires an “equity interest” in an entity, such a Plan’s assets may be deemed to include an interest in the underlying assets of that entity. In that event, the operations of such entity could be deemed to constitute a prohibited transaction under ERISA and Section 4975 the Code.

If, however, a Plan acquires a “publicly offered security,” as defined under the rules and regulations promulgated by the Department of Labor (the “Plan Asset Rules”), the issuer of such security is not deemed to hold the assets of a Plan for purposes of ERISA or the Code. Under the Plan Asset Rules, a “publicly offered security” is a security that is freely transferable, widely-held, and is either (i) part of a class of securities registered under Section 12(b) or 12(g) of the Exchange Act or (ii) sold to the Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is part is registered under the Exchange Act within the requisite time.

It is anticipated that the shares of our common stock being offered hereby will meet the criteria of “publicly offered securities” under the Plan Asset Rules. Although no assurances can be given, the underwriters expect that there will be no restrictions imposed on the transfer of interests in the shares of our common stock and the shares of our common stock will be held by at least 100 independent investors at the conclusion of the offering. In addition, the shares of our common stock will be sold as part of an offering pursuant to an effective registration statement under the Securities Act and will be timely registered under the Exchange Act.

If the shares of our common stock fail to meet the criteria of “publicly offered securities” under the Plan Asset Rules, and if “benefit plan investors,” as that term is defined in ERISA, hold twenty-five percent (25%) or more of any class of our equity interests, our assets may be deemed to include the assets of any Plan that is a purchaser of shares of our common stock. In that event, transactions between us or involving our assets and “parties in interest” or “disqualified persons” with respect to such a Plan might be prohibited under ERISA and Section 4975 of the Code unless a statutory or administrative exemption exists and all conditions for such exemptive relief are satisfied. However, there is no assurance that such an exemption or any other exemption would apply.

Withholding tax may apply to our dividends after December 31, 2013 and proceeds of sales in respect of our common stock after December 31, 2014.

United States federal withholding tax at a 30% rate will apply to payments of dividends after December 31, 2013 and gross proceeds from sales of our stock after December 31, 2014 made to foreign financial institutions (and certain of their affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. The withholding tax also will apply to payments of dividends and gross proceeds of sales to certain foreign entities that do not disclose the name, address and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners).

Thus, if a stockholder holds our shares through a foreign financial institution or foreign corporation or trust, dividends and gross proceeds of sales made after the applicable dates may be subject to a 30% withholding tax. Stockholders that are not United States persons may be subject to withholding tax on our dividends under current law.

Risks related to our common stock

Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing stockholders and may be senior to our common stock for the purposes of making distributions, including liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may issue debt or equity securities or make other borrowings. Upon liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before holders of our common stock. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional common share issuances, directly or through convertible or exchangeable securities, warrants or options, will generally dilute the holdings of our existing stockholders and may reduce the market price of our common stock. Our preferred shares, if issued, would likely have a preference on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or other borrowings will reduce the market price of our common stock and dilute their ownership in us.

Future issuances and sales of our common stock may depress the market price of our common stock.

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional common stock and preferred shares on the terms and for the consideration it deems appropriate. We cannot predict the effect, if any, of future issuances of our common stock or the prospect of such issuances on the market price of our common stock. Issuances of a substantial amount of our common stock, or the perception that such issuances might occur, could depress the market price of our common stock.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this report.

Until our portfolio of assets generates sufficient income and cash flow, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected.

Our board of directors makes determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of the underlying assets; and

•

the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates. As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gains income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property. Our executive and administrative office is located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212)-692-2000.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of March 1, 2012, there were 15,804,342 shares of common stock outstanding and approximately 82 registered holders of our common stock. The 82 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2011	High	Low
Third Quarter	$19.99	$17.41
Fourth Quarter	$21.17	$16.48

	Common Dividends Declared per Share
Record Date	Amount	Date of Payment
September 30, 2011	$0.40	October 27, 2011
December 30, 2011	$0.70	January 27, 2012

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

Equity incentive plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our Manager and affiliates and personnel of our Manager and its affiliates. The total number of shares that may be made subject to awards under our Manager Equity Incentive Plan and our Equity Incentive Plan is 277,500 shares. Awards under our equity incentive plans are forfeitable until they become vested.

The following table presents certain information about our equity incentive plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	—	—	229,646
Equity compensation plans not approved by stockholders	—	—	—

Total	—	—	229,646

Issuer purchases of equity securities

On March 7, 2011, AG Funds, L.P., a Delaware limited liability company, entered into a subscription agreement with the Company and agreed to purchase 100 shares of common stock for $1,000. The subscription amount was received by the Company on April 1, 2011 making AG Funds the sole stockholder of the Company. The Company subsequently completed an initial public offering on July 6, 2011 and concurrently repurchased the 100 shares from AG Funds at their issue price.

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from June 29, 2011 to the NYSE closing price per share on January 13, 2012 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”), an index of selected issuers in an Agency REIT peer group, an index of selected issuers in a Credit-Sensitive REIT peer group and an index of selected issuers in a Hybrid REIT peer group. For companies not public on June 29, 2011, this chart shows total return since their IPO. Total return values were calculated assuming $100 invested on June 29, 2011 with the reinvestment of all dividends.

Source: SNL Financial. Market data as of January 13, 2012.

(1)	Agency REITs include: AGNC, ANH, ARR, CMO, CYS, HTS and NLY.
(2)	Credit-Sensitive REITs include: PMT and RWT.
(3)	Hybrid REITs include: CIM, DX, IVR, MFA and TWO.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below at December 31, 2011 and for the period from March 7, 2011 (date of inception) to December 31, 2011 has been derived from the Company’s audited consolidated financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes, included elsewhere in this report.

	December 31, 2011	April 1, 2011
Balance Sheet Data:
Real estate securities, at fair value
Agency—$1,186,149,842 pledged as collateral	$1,263,214,099	$—
Non-Agency—$47,227,005 pledged as collateral	58,787,051	—
CMBS—$2,747,080 pledged as collateral	13,537,851	—
ABS—$4,526,620 pledged as collateral	4,526,620	—
Cash and cash equivalents	35,851,249
Total assets	1,394,205,951	1,000
Repurchase agreements	1,150,149,407	—
Payable on unsettled trades	18,759,200
Derivative liabilities, net, at fair value	6,479,713	—
Dividend payable	7,011,171
Stockholders’ equity	206,283,920	1,000

Period from March 7, 2011 to December 31, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$18,748,669
Interest expense	1,696,344

17,052,325
Other Income
Net realized gain	3,701,392
Loss on linked transactions, net	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(2,162,290)
Unrealized loss on derivative instruments, net	(6,491,430)
Unrealized gain on real estate securities	11,040,692

5,279,800
Expenses
Management fee to affiliate	1,512,898
Other operating expenses	1,566,642
Equity based compensation to affiliate	176,165
Excise tax	105,724

3,361,429
Net Income	$18,970,696
Share Data:
Earnings Per Share of Common Stock:
Basic	$3.20
Diluted	$3.20
Dividends Declared per Share of Common Stock	$1.10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

Overview

We are a Maryland real estate investment trust focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets. We are externally managed by our Manager, a subsidiary of Angelo, Gordon. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

We are currently invested substantially in Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include CMOs. We also invest in non-Agency RMBS, CMBS and ABS. These investments may include fixed- and floating- rate securities, including investment grade and noninvestment grade. We also have the discretion to invest in other target assets, including residential and commercial loans. We expect, over time, to gradually and opportunistically allocate more capital among non-Agency RMBS, CMBS and ABS assets when we are presented with compelling investment returns.

We conduct our operations to qualify and be taxed as REIT for U.S. federal income tax purposes, commencing with our current taxable year ending December 31, 2011. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

Recent developments

We were incorporated in Maryland on March 1, 2011, and commenced operations in July 2011. In July 2011, we successfully completed our initial public offering, or IPO, pursuant to which we sold 6,300,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $126.0 million. Concurrently with the consummation of our IPO, we completed a private placement in which we sold 3,205,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.5 of a share of our common stock, at a price of $20.00 per unit. Each warrant has an exercise price of $20.50 per share. In addition, we sold 500,000 private placement shares of our common stock to AG Funds, an affiliate of Angelo, Gordon, and two of our officers, at a price of $20.00 per share. The gross proceeds to us from the private placement were $74.1 million. Collectively, we received net proceeds from our IPO, the private placement and the exercise of the underwriters’ over-allotment option of approximately $198.1 million after subtracting expenses incurred in connection with formation of $2.0 million.

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $19.00 per share, for gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offerings were approximately $104.1 million, net of issuance costs of approximately $5.2 million.

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate, or CPR, on our RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our RMBS.

Market conditions

Due to the dramatic repricing of real estate assets thus far and the continuing uncertainty in the direction of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets creating a potential opportunity for us to capitalize on these market dislocations and capital void.

We believe that in spite of the difficult market environment for mortgage-related assets, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment, as the depressed trading prices of our target assets have caused a corresponding increase in available yields. We also believe that the recent actions taken by the U.S. government, the Federal Reserve and other governmental and regulatory bodies to address the financial crisis may have a positive impact on market conditions and on our business. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Our investment activities

We are currently invested in Agency RMBS, non-Agency RMBS, CMBS and other real estate-related assets. Since our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Current labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, have been supportive of our Agency RMBS investments. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, CMBS and ABS assets for our investment portfolio. We expect to gradually and opportunistically allocate more capital among Non-Agency RMBS, CMBS and ABS assets when we are presented with compelling investment returns.

We finance our investments in real estate securities primarily through short-term borrowings structured as repurchase agreements. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

As discussed further in the Critical Accounting Policies section below, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout Item 7 where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have un-linked the transactions and used the gross presentation as used for all other securities, and we have presented a reconciliation to GAAP. The presentation inclusive of linked transactions is consistent with how the Company’s management evaluates the business, and believes provides the most accurate depiction of the Company’s investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of December 31, 2011:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$738,344,948	$760,870,424	$11,440,485	$772,310,909	3.32%	4.7
20 Year Fixed Rate	227,566,114	234,928,115	2,658,722	237,586,837	3.69%	5.5
30 Year Fixed Rate	232,890,169	245,052,681	1,626,801	246,679,482	3.99%	8.1
Interest Only	43,505,596	9,459,096	(2,822,225)	6,636,871	5.50%	4.8
Non-Agency RMBS	102,246,062	93,265,308	(2,896,992)	90,368,316	5.90%	3.6
CMBS	19,500,000	14,088,035	(550,184)	13,537,851	5.88%	5.3
ABS	21,046,150	21,011,653	(125,118)	20,886,535	4.50%	4.3

Total: Non-GAAP Basis—Including Linked Transactions	$1,385,099,039	$1,378,675,312	$9,331,489	$1,388,006,801	3.81%	5.3

Linked Transactions	$54,035,772	$49,650,383	$(1,709,203)	$47,941,180	5.47%	4.4
Total: GAAP Basis—Excluding Linked Transactions	$1,331,063,267	$1,329,024,929	$11,040,692	$1,340,065,621	3.74%	5.3

As mentioned above, our investments have been focused in Agency RMBS given the relative ease of funding and superior liquidity. We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

Our non-Agency RMBS are subject to risk of loss with regard to principal and interest payments and as of December 31, 2011 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through December 31, 2011 the leverage has been in the form of repurchase agreements. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase arrangements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each arrangement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase arrangement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, non-Agency RMBS, CMBS and ABS portfolios through the use of repurchase agreements.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2011:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$720,189,000	0.48%	14.6	5.97%
31-60 days	336,574,407	0.43%	47.7	4.89%
61-90 days	132,540,000	0.52%	74.7	7.26%
Greater than 90 days	—	—	—	—

Total: Non-GAAP Basis—Including Linked Transactions	$1,189,303,407	0.47%	30.7	5.81%
Linked Transactions	$39,154,000	1.80%	8.4	17.66%
Total: GAAP Basis—Excluding Linked Transactions	$1,150,149,407	0.42%	31.4	5.38%

The following table presents a reconciliation of our leverage ratio at December 31, 2011 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of payables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$1,208,062,607	$206,283,920	5.86x
Non-GAAP Adjustments	39,154,000	—
GAAP Leverage	1,168,908,607	206,283,920	5.67x

(1)	Includes repurchase agreements and payable on unsettled trades as of December 31, 2011.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into MRAs with twenty-one counterparties, under which we have outstanding debt with sixteen of these counterparties at December 31, 2011. At December 31, 2011, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and may use forward-starting, one-and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about the Company’s interest rate swaps as follows:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2012	$100,000,000	0.354%	0.285%	0.14
2013	182,000,000	0.535%	0.286%	1.78
2014	204,500,000	1.000%	0.395%	2.54
2015	184,025,000	1.412%	0.380%	3.56
2016	87,500,000	1.625%	0.328%	4.63
2018	35,000,000	1.728%	0.511%	6.88

Total/Wtd Avg	$793,025,000	1.008%	0.350%	2.72

The Company has entered into to-be-announced, or TBA, security positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following table presents information about the Company’s TBAs for the period ended December 31, 2011:

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$—	$275,000,000	$(175,000,000)	$100,000,000	$104,708,010	$(103,791,133)	$1,428,595	$(511,718)

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the period ended December 31, 2011:

Period from March 7, 2011 to December 31, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$18,748,669
Interest expense	1,696,344

17,052,325
Other Income
Net realized gain	3,701,392
Loss on linked transactions, net	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(2,162,290)
Unrealized loss on derivative instruments, net	(6,491,430)
Unrealized gain on real estate securities	11,040,692

5,279,800
Expenses
Management fee to affiliate	1,512,898
Other operating expenses	1,566,642
Equity based compensation to affiliate	176,165
Excise tax	105,724

3,361,429

During the period ended December 31, 2011 we commenced our investing operations and completed our initial deployment of capital.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on the assets and the interest accrued on the repurchase agreements is our net interest margin. During the period ended December 31, 2011, we had a weighted average cost of securities and repurchase agreements of $1.2 billion and $1.0 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.33%, and the average rate paid on the debt was 0.38%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the period ended December 31, 2011 was 0.50%.

Realized and unrealized gains (losses) on investments and derivatives

During the period we sold certain real estate securities realizing a net gain of $4.9 million and settled certain derivatives realizing a net loss of $1.2 million. We may opportunistically reposition the portfolio for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income. Our derivative instruments include interest rate derivatives, and certain TBA securities.

We have elected the fair value option on our real estate securities portfolio. As a result, the change in market value of our securities is included as a component of net income.

The change in unrealized gains (losses) was attributable to the changes in market pricing on the underlying instruments during the period.

Management fees and other expenses

For the period ended December 31, 2011 our management fees were $1.5 million. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses.

For the period ended December 31, 2011 other operating costs were $1.6 million. The amount was primarily comprised of professional fees, insurance, director’s fees and the amortization of equity based compensation granted to our Manager in connection with our initial public offering and concurrent private placement.

For the period ended December 31, 2011, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2012. In conjunction with this, we accrued an excise tax of $0.1 million, which is included in the excise tax line item on the accompanying consolidated statements of operations.

Book value per share

As of December 31, 2011, our book value per common share was $20.52.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value.

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, non-Agency RMBS, CMBS and other real estate-related assets, on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain on real estate securities”. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

Valuation of our real estate securities portfolio is determined by our Manager using third-party pricing services. The evaluation methodology of third-party pricing services used incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated.

Interest income

Interest income on our real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. We have elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. At least quarterly, these estimated cash flows are assessed and a revised yield is computed based on the current amortized cost of the investment, as needed. As further explained below, there are uncertainties and contingencies involved in estimating cash flows, which are difficult to predict and are subject to future events that may impact our estimates and, as a result, our interest income.

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates; we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally non-Agency RMBS, CMBS and ABS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

Linked transactions

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the assets and the related financing on a gross basis on our balance sheet with the corresponding interest income and interest expense in our statements of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The analysis of transactions under these rules requires assumptions based on management’s judgment and experience.

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risks. We may use derivative instruments such as interest rate swaps, to-be-announced, or TBA, security positions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings during the period in which they occur.

Recent accounting pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). ASU 2011-03 simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe that the adoption of the amended guidance will have a significant effect on our consolidated financial statements now or in the future.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). ASU 2011-04 amends Topic 820 and does not modify the requirements for when fair value measurements apply; rather, it clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this guidance now or in the future.

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact from this guidance.

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our real estate securities portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, to make dividend payments on our capital stock, and to fund our operations.

At December 31, 2011 we had $35.9 million cash available to support our liquidity needs. Additionally, we had $77.1 million of Agency RMBS and $22.4 million of other real estate securities that had not been pledged as collateral under any of our agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with twenty-one counterparties, allowing the Company to utilize leverage in its operations. As of December 31, 2011, we had debt outstanding of $1.2 billion with sixteen of the counterparties. The current borrowings under repurchase agreements have maturities between January 3, 2012 and March 22, 2012. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at December 31, 2011:

December 31, 2011
Overnight	$—
Within 30 days	720,189,000
30 to 59 days	336,574,407
60 to 89 days	132,540,000
90 to 119 days	—
Greater than or equal to 120 days	—

Total	$1,189,303,407

The Company enters into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of December 31, 2011, the Company has four linked transactions resulting in $39.2 million of embedded repurchase agreements with a weighted average rate of 1.8%. The weighted average contractual maturity of the repurchase agreements is January 8, 2012.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2011, we have entered into $793.0 million notional of pay-fixed receive-LIBOR swaps that have variable maturities between February 2012 and December 2018.

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

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and general corporate expenses.

Contractual obligations

As of December 31, 2011, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Currently, our Manager waives its right to request reimbursement from us of these expenses until such time as it determines to rescind the waiver in part or in whole.

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

We have presented a table that details the contractual maturity of our repurchase agreements at December 31, 2011. All repurchase agreements entered into by the Company mature in less than one year. Refer to the Liquidity and Capital resources section for the table. As of December 31, 2011, the Company is obligated to pay accrued interest on its repurchase agreements in the amount of $0.6 million.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of December 31, 2011, our maximum exposure to loss on linked transactions is $47.9 million.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. As of December 31, 2011, we did not employ any credit derivatives.

The Company has entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of December 31, 2011, our maximum exposure to loss on TBAs is $103.8 million. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investment activities.”

Certain related party transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not bee pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo, Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Grants of restricted common stock

As of December 31, 2011, we have granted an aggregate of 7,604 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2011, 4,958 shares of restricted common stock granted to our Manager have vested.

See Note 9 of this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offering to acquire assets in our target asset classes, we may fund our quarterly distributions out of such net proceeds.

On September 19, 2011, we declared a dividend of $0.40 per share of common stock to stockholders of record as of September 30, 2011 and paid such dividend on October 27, 2011. On December 14, 2011, we declared a dividend of $0.70 per share of common stock to stockholders of record as of December 30, 2011 and paid such dividend on January 27, 2012. On March 14, 2012, we declared a dividend of $0.70 per share of common stock to stockholders of record as of March 30, 2012 and will pay such dividend on April 27, 2012.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in the “Business” section of this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2011, we determined that we were in maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2011. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2011. Overall, we believe that we met the REIT income and asset tests. We also met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2011, we believe that we qualified as a REIT under the Code.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. For the foreseeable future, the overwhelming majority of our repurchase arrangements will generally be short term in nature with each repurchase arrangement having a term of between 30 and 90 days. The financing rate on these arrangements will generally be fixed at the outset of each repurchase transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. In an attempt to offset the increase in funding costs related to rising short term interest rates, our Manager enters into hedging transactions structured to provide us with positive cash flow in the event short term interest rates rise. Our Manager accomplishes this through the use of interest rate swaps, interest rate caps and other derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

Interest rate effects on fair value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire.

Generally, in a rising interest rate environment, the fair value of our real estate securities portfolio would be expected to decrease. In particular, the portion of our real estate securities portfolio with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon real estate securities tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon real estate securities. We anticipate that fixed-rate coupon real estate securities will comprise a substantial majority of our portfolio for the foreseeable future.

The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2011.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, our Manager may from time to time sell any of our Agency RMBS as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in Projected Portfolio Value (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-2.30%	-10.07%
+50	-0.99%	-5.03%
-50	0.57%	3.88%
-100	0.28%	4.26%

(1)	Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.
(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)	Interest income includes trades settled as of December 31, 2011.
(4)	The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

We pledge real estate securities and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their maturities which could cause additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007, 2008 and 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur losses.

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

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date, or adjusted prospectively through an adjustment of the yield over the remaining life of the security for securities accounted for under ASC 320-10 (generally Agency RMBS) and ASC 325-40 (generally Non-Agency RMBS, CMBS and ABS,) respectively.

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

Credit risk

Although we do not expect to encounter credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any non-Agency assets in our portfolio, including residential and commercial mortgage whole loans as well as Non-Agency RMBS and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Risk management

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;

•	structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods;

•	using hedging instruments to adjust the interest rate sensitivity of our target assets and our borrowings; and

•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our target assets and the interest rate indices and adjustment periods of our financings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of AG Mortgage Investment Trust, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AG Mortgage Investment Trust, Inc. and its subsidiaries at December 31, 2011 and April 1, 2011, and the results of their operations and their cash flows for the period from March 7, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 2012

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	April 1, 2011
Assets
Real estate securities, at fair value
Agency—$1,186,149,842 pledged as collateral	$1,263,214,099	$—
Non-Agency—$33,624,111 pledged as collateral	58,787,051	—
CMBS—$2,747,080 pledged as collateral	13,537,851	—
ABS—$18,129,514 pledged as collateral	4,526,620	—
Linked transactions, net, at fair value	8,787,180	—
Cash and cash equivalents	35,851,249	1,000
Restricted cash	3,037,055	—
Interest receivable	4,219,640	—
Derivative assets, at fair value	1,428,595	—
Prepaid expenses	317,950	—
Due from broker	341,491	—
Due from affiliates	104,994	—
Deferred costs	52,176	—

Total Assets	$1,394,205,951	$1,000

Liabilities
Repurchase agreements	$1,150,149,407	$—
Payable on unsettled trades	18,759,200	—
Interest payable	2,275,138	—
Derivative liabilities, at fair value	7,908,308	—
Dividend payable	7,011,171	—
Due to affiliates	770,341	—
Accrued expenses	668,552	—
Due to broker	379,914	—

Total Liabilities	1,187,922,031	—

Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 and 1,000 shares of common stock authorized and 10,009,958 and 100 shares issued and outstanding at December 31, 2011 and April 1, 2011, respectively	100,100	1
Additional paid-in capital	198,228,694	999
Retained earnings	7,955,126	—

	206,283,920	1,000

Total Liabilities & Equity	$1,394,205,951	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

Period from March 7, 2011 to December 31, 2011
Net Interest Income
Interest income	$18,748,669
Interest expense	1,696,344

17,052,325

Other Income
Net realized gain	3,701,392
Loss on linked transactions, net	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(2,162,290)
Unrealized loss on derivative instruments, net	(6,491,430)
Unrealized gain on real estate securities	11,040,692

5,279,800

Expenses
Management fee to affiliate	1,512,898
Other operating expenses	1,566,642
Equity based compensation to affiliate	176,165
Excise tax	105,724

3,361,429

Net Income	$18,970,696

Earnings Per Share of Common Stock
Basic	$3.20
Diluted	$3.20

Weighted Average Number of Shares of Common Stock Outstanding
Basic	5,933,839
Diluted	5,933,930

Dividends Declared per Share of Common Stock	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the period from March 7, 2011 to December 31, 2011

	Common Stock		Preferred Stock		Additional Paid-in-Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at March 7, 2011	—	$—	—	$—	$—	$—	$—
Issuance of common stock	10,005,100	100,051	—	—	200,000,949	—	200,101,000
Offering costs	—	—	—	—	(1,985,394)	—	(1,985,394)
Grant of restricted stock	4,958	50			7,677		7,727
Repurchase of shares at issue price	(100)	(1)	—	—	(999)	—	(1,000)
Dividends declared	—	—	—	—	—	(11,015,570)	(11,015,570)
Amortization of equity based compensation	—	—	—	—	206,461	—	206,461
Net income	—	—	—	—	—	18,970,696	18,970,696

Balance at December 31, 2011	10,009,958	100,100	—	—	198,228,694	7,955,126	206,283,920

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Period from March 7, 2011 to December 31, 2011
Cash Flows from Operating Activities
Net income	$18,970,696
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(3,701,392)
Net accretion of premium related to real estate securities	3,712,237
Unrealized losses on linked transactions, net	1,709,203
Unrealized losses on derivative instruments, net	6,491,430
Unrealized gains on real estate securities	(11,040,692)
Equity based compensation to affiliate	176,165
Equity based compensation expense	38,023
Increase/decrease in operating assets/liabilities:
Increase in interest receivable	(4,219,640)
Increase in prepaid expense	(317,950)
Increase in due from broker	(341,491)
Increase in due from affiliates	(104,994)
Increase in deferred costs	(52,176)
Increase in interest payable	2,275,138
Increase in due to affiliates	770,341
Increase in accrued expenses	668,552
Increase in due to broker	379,914

Net cash provided by operating activities	15,413,364

Cash Flows from Investing Activities
Purchase of real estate securities	(2,204,357,540)
Purchase of securities underlying linked transactions	(60,394,201)
Proceeds from sale of real estate securities	824,824,233
Proceeds from sale of securities underlying linked transactions	5,031,250
Principal repayments on real estate securities	71,645,278
Principal repayments on securities underlying linked transactions	5,671,227
Purchase of credit derivatives	204,133
Net settlement of credit derivatives	(2,494,693)
Net settlement of TBAs	(68,360)
Restricted cash used in investment activities	(2,308,001)

Net cash used in investing activities	(1,362,246,674)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	200,101,000
Repurchase of shares	(1,000)
Payment of offering costs	(1,985,394)
Borrowings under repurchase agreements	4,613,266,954
Borrowings under repurchase agreements underlying linked transactions	191,000,000
Repayments of repurchase agreements	(3,463,117,547)
Repayments of repurchase agreements underlying linked transactions	(151,846,000)
Collateral held by derivative counterparty	(540,000)
Collateral held by repo counterparty	(189,054)
Dividend paid	(4,004,400)

Net cash provided by financing activities	1,382,684,559

Net change in cash and cash equivalents	35,851,249
Cash and cash equivalents, Beginning of Period	—

Cash and cash equivalents, End of Period	$35,851,249

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$1,082,541

Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$7,011,171

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

Non-Agency RMBS represent fixed-and floating-rate residential non-Agency RMBS, including investment grade (AAA through BBB) and non investment grade classes (BB and below). The mortgage loan collateral for residential non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

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

The Company is externally managed by AG REIT Management, LLC (the “Manager”), a newly formed subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

The Company is a real estate investment trust (a “REIT”) under the Code commencing with its taxable period ending on December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AG MIT, LLC and AG MIT II, LLC. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, interest rate swaps and repurchase agreements. Restricted cash is carried at cost, which approximates fair value. Cash held by the Company as collateral is included in the due to broker line item on the consolidated balance sheet.

Offering and organization costs

The Company incurred offering and organization costs in connection with arranging the Company’s initial public offering of its common stock. The offering and other organization costs of the IPO were paid out of the proceeds of the offering. Offering costs have been accounted for as a reduction of additional paid-in-capital. Costs incurred to organize the Company have been expensed as incurred. The Company’s obligation to pay for organization and offering expenses incurred was capped at 1% of the total gross proceeds from the IPO and the concurrent private placement, and the Manager paid for such expenses incurred above the cap. See Note 9 for further details.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Earnings per share

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

Valuation of financial instruments

The fair value of the financial instruments that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, we determine fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•

Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Transfers between levels are assumed to occur at the beginning of the reporting period.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

Accounting for real estate securities

Our investments in real estate securities are recorded in accordance with ASC 320. We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. The real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain on real estate securities.”

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

Sales of securities

Sales of securities are driven by our Manager’s portfolio management process. Our Manager seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of securities and derivatives, inclusive of linked transactions are included in the net realized gain line item on the consolidated statement of operations, and are recorded at the time of disposition. The cost of positions sold is calculated using a FIFO basis.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

Interest income recognition

Interest income on our real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. We have elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs”, ASC 320-10 “Investments—Debt and Equity Securities” or ASC 325-40 “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income will flow though the interest income line item on the Consolidated Statement of Operations.

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates; we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally non-Agency RMBS, CMBS and ABS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable, we will apply the provisions of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2011, we have met all margin call requirements.

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

December 31, 2011

Accounting for derivative financial instruments

We may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2011 none of our interest rate derivatives have been designated as hedges. Such derivatives are recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the statement of operations.

When derivative contracts are executed with the same counterparty, the value of the derivative contracts is reported on a net-by-counterparty basis on the balance sheet, where a legal right of off-set exists under an enforceable netting agreement. As a result, the net exposure to counterparties is reported as either an asset or liability on the balance sheet.

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations in the line item unrealized loss on derivative instruments, net.

Manager compensation

The management agreement provides for the payment to our Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 9.

Income taxes

We conduct our operations to qualify and be taxed as a REIT commencing with our taxable year ending December 31, 2011. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

We have elected to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of December 31, 2011, there was no activity in our TRSs.

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

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income we retained and on which we have paid corporate income tax.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 8 for further details.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Real Estate Securities

The following table presents the current principal balance, amortized cost, gross unrealized gain, gross unrealized loss, and fair market value of the Company’s real estate securities portfolio at December 31, 2011. Real estate securities that are accounted for as components of linked transactions are not reflected in the tables set forth in this note. See Note 6 for further details. The Company’s Agency RMBS are mortgage pass-through certificates representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, CMBS and ABS portfolios are not issued or guaranteed by Fannie Mae, Freddie Mac and are therefore subject to credit risk. Agency RMBS securities have an explicit government guarantee.

	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized (1)		Fair Value	Weighted Average
				Gains	Losses		Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$738,344,948	$22,525,476	$760,870,424	$11,486,386	$(45,901)	$772,310,909	3.32%	2.62%
20 Year Fixed Rate	227,566,114	7,362,001	234,928,115	2,658,722	—	237,586,837	3.69%	3.00%
30 Year Fixed Rate	232,890,169	12,162,512	245,052,681	1,626,801	—	246,679,482	3.99%	3.18%
Interest Only	43,505,596	(34,046,500)	9,459,096	—	(2,822,225)	6,636,871	5.50%	3.45%
Non-Agency RMBS	64,710,290	(4,601,272)	60,109,018	9,545	(1,331,512)	58,787,051	5.96%	6.31%
CMBS	19,500,000	(5,411,965)	14,088,035	313,881	(864,065)	13,537,851	5.88%	13.44%
ABS	4,546,150	(28,590)	4,517,560	9,060	—	4,526,620	3.68%	3.69%

Total	$1,331,063,267	$(2,038,338)	$1,329,024,929	$16,104,395	$(5,063,703)	$1,340,065,621	3.74%	3.07%

(1)	We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

The following table details weighted average life by Agency RMBS, Agency IO and Other Securities:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—		$—	$—		$14,804,111	$14,800,710	5.81%
Greater than one year and less than or equal to three years	—	—		—	—		18,129,515	18,120,455	6.33%
Greater than three years and less than or equal to five years	577,553,643	567,006,561	3.58%	4,515,576	6,245,328	5.77%	22,253,850	22,313,511	5.92%
Greater than five years	679,023,585	673,844,659	3.55%	2,121,295	3,213,768	5.00%	21,664,046	23,479,937	5.46%

Total	$1,256,577,228	$1,240,851,220	3.56%	$6,636,871	$9,459,096	5.50%	$76,851,522	$78,714,613	5.83%

(1)	For purposes of this table, Other Securities represents Non-Agency RMBS, CMBS and ABS investments held as of December 31, 2011.
(2)	Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

During the period ended December 31, 2011, the Company sold nineteen securities for total proceeds of $824.8 million, recording realized gains of $7.4 million and realized losses of $2.5 million. See Note 6 for amounts realized on settlement of certain derivatives.

4. Fair Value Measurements

As described in Note 2, the fair value of financial instruments that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, we determine fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•

Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Values for the Company’s securities and derivatives portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of our risk management process, we review and analyze all prices obtain by comparing prices to recently completed transactions involving the same or similar securities on or near the reporting date. If, in the opinion of the Manager, one or more securities prices reported to us are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the security it receives from the issuer and available market information.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

The securities underlying the Company’s linked transactions are valued using similar techniques to those used for the Company’s securities portfolio. The value of the underlying security is then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in form to the Company’s Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$—	$772,310,909	$—	$772,310,909
20 Year Fixed Rate	—	237,586,837	—	237,586,837
30 Year Fixed Rate	—	246,679,482	—	246,679,482
Interest Only	—	6,636,871	—	6,636,871
Non-Agency RMBS	—	30,380,046	28,407,005	58,787,051
CMBS	—	13,537,851	—	13,537,851
ABS	—	—	4,526,620	4,526,620
Linked transactions	—	3,509,863	5,277,317	8,787,180
Derivative assets	—	1,428,595	—	1,428,595

Total Assets Carried at Fair Value	$—	$1,312,070,454	$38,210,942	$1,350,281,396

Liabilities:
Derivative liabilities	$—	$(7,908,308)	$—	$(7,908,308)

Total Liabilities Carried at Fair Value	$—	$(7,908,308)	$—	$(7,908,308)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the period ended December 31, 2011.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

The following table presents additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Non-Agency RMBS	ABS	Linked Transactions
Beginning balance	$—	$—	$—
Transfers (1):
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Purchases	43,057,466	4,999,406	6,758,730
Proceeds from sales	(6,276,906)	—	—
Proceeds from settlement	(8,591,915)	(453,850)	(1,287,007)
Total net gains/ (losses) (2)
Included in net income	218,360	(18,936)	(194,406)
Included in other comprehensive income (loss)	—	—	—
Ending Balance	$28,407,005	$4,526,620	$5,277,317
Change in unrealized appreciation/depreciation for level 3 assets still held as of December 31, 2011 (2)	$3,400	$(18,936)	$(194,406)

(1)	Transfers are assumed to occur at the beginning of the period.
(2)	Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain (loss) on linked transactions, net	$(194,406)
Unrealized gain (loss) on real estate securities	35,595
Interest income	163,829

Total	$5,018

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the period ended December 31, 2011.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of our master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2011:

	Agency RMBS		Non-Agency RMBS /CMBS /ABS
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$652,002,000	0.35%	$29,033,000	1.66%
31-60 days	334,825,407	0.42%	1,749,000	1.95%
61-90 days	118,340,000	0.37%	14,200,000	1.80%
Greater than 90 days	—	—	—	—

Total / Weighted Average	$1,105,167,407	0.37%	$44,982,000	1.71%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at December 31, 2011:

December 31, 2011
Repurchase agreements secured by Agency RMBS	$1,105,167,407
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	1,175,091,729
Repurchase agreements secured by Non-Agency RMBS, CMBS and ABS	44,982,000
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements	54,500,705
Cash pledged (i.e., restricted cash) under repurchase agreements	189,054

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with twenty-one counterparties, under which we have outstanding debt with sixteen counterparties at December 31, 2011. At December 31, 2011, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2011, the Company had repurchase agreements of $39.2 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 6 for details.

6. Derivatives

The Company’s derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. The Company also utilized credit derivatives during the period, which were settled for a net realized loss of $2.3 million. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency interest-only securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2011.

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2011
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(7,396,590)
TBAs, at fair value	Non-Hedge	Derivative assets, at fair value	1,428,595
TBAs, at fair value	Non-Hedge	Derivative liabilities, at fair value	(511,718)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	8,787,180

The following table summarizes information related to derivatives:

December 31, 2011
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements	$793,025,000
Net notional amount of TBAs	100,000,000
Notional amount of Linked Transactions (1)	54,035,772

(1)	This represents the current face of the securities comprising linked transactions.

The following table summarizes gains (losses) related to derivatives:

	Income Statement Location	For the Period Ended December 31, 2011
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$(7,396,590)
TBAs	Net realized gain	1,042,651
TBAs	Unrealized loss on derivative instruments, net	905,160
Linked transactions	Net realized gain	(10,763)
Linked transactions	Loss on linked transactions, net	(808,564)
Credit derivatives	Net realized gain	(2,290,560)

Interest Rate Swaps

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and may use forward-starting, one- and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

The following table presents information about the Company’s interest rate swaps as follows:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2012	$100,000,000	0.354%	0.285%	0.14
2013	182,000,000	0.535%	0.286%	1.78
2014	204,500,000	1.000%	0.395%	2.54
2015	184,025,000	1.412%	0.380%	3.56
2016	87,500,000	1.625%	0.328%	4.63
2018	35,000,000	1.728%	0.511%	6.88

Total/Wtd Avg	$793,025,000	1.008%	0.350%	2.72

TBAs

The Company has entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following table presents information about the Company’s TBAs for the period ended December 31, 2011:

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$—	$275,000,000	$(175,000,000)	$100,000,000	$104,708,010	$(103,791,133)	$1,428,595	$(511,718)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. The fair value of linked transactions reflects the value of the underlying non-Agency RMBS and ABS, and respective linked repurchase agreement borrowings.

The following table presents certain information related to the securities and repurchase agreements comprising linked transactions:

Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized Loss	Realized Loss	Amount Included in Statement of Operations for the Period Ended December 31, 2011	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$37,535,772	$33,156,290	$31,581,265	$657,612	$(1,575,024)	$—	$(917,412)	5.80%	4.10	$27,088,000	1.92%	0.03
ABS	16,500,000	16,494,093	16,359,915	243,027	(134,179)	(10,763)	98,085	4.72%	5.00	12,066,000	1.52%	0.01

Total	$54,035,772	$49,650,383	$47,941,180	$900,639	$(1,709,203)	$(10,763)	$(819,327)	5.47%	4.38	$39,154,000	1.80%	0.02

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

At December 31, 2011, the Company had real estate securities with a fair value of $11.1 million and restricted cash of $0.5 million pledged as collateral against its derivatives. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

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

As of December 31, 2011 the Company’s warrants and outstanding shares of restricted common stock are as follows:

Warrants	1,602,500
Restricted stock held by the Manager	40,250
Restricted stock held by the independent directors	7,604

During the period ended December 31, 2011, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants, and are therefore not included in the Company’s diluted weighted average shares outstanding. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. These shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the period ended December 31, 2011:

Three Months Ended December 31, 2011
Numerator:
Net income to common stockholders for basic and diluted earnings per share	$5,769,472

Denominator:
Basic weighted average shares outstanding	10,009,958
Manager and director units	841

Diluted weighted average shares outstanding	10,010,799

Basic Earnings Per Share:	$0.58
Diluted Earnings Per Share:	$0.58

On September 19, 2011, we declared a dividend of $0.40 per share of common stock to stockholders of record as of September 30, 2011 and paid such dividend on October 27, 2011. On December 14, 2011, we declared a dividend of $0.70 per share of common stock to stockholders of record as of December 30, 2011 paid such dividend on January 27, 2012. On March 14, 2012, we declared a dividend of $0.70 per share of common stock to stockholders of record as of March 30, 2012 and will pay such dividend on April 27, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

8. Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states recognize REIT status as well.

For the period ended December 31, 2011, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2012. In conjunction with this, we accrued an excise tax of $0.1 million, which is included in the excise tax line item on the accompanying consolidated statements of operations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state and local tax examinations.

We have elected to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of December 31, 2011, there was no activity in our TRSs.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital. For the year ended December 31, 2011, all income distributed in the form of dividends has been characterized as ordinary income.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2011. Our tax return for the 2011 tax year is open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

9. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provides for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, effective July 6, 2011 (the consummation of our initial public offering), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

For the period ended December 31, 2011, the Company incurred management fees of approximately $1.5 million.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (1) the Company’s chief financial officer based on the percentage of his time spent on our affairs, (2) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (3) other corporate finance, tax accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. As of December 31, 2011 the Manager had incurred approximately $1.9 million of reimbursable expenses. The Manager waived their right to receive their expense reimbursement for the period ended December 31, 2011, and will do so until such time as it determines to rescind the waiver in whole or in part.

Restricted stock grants

On July 6, 2011 (the consummation of our initial public offering), we entered into (i) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which will vest ratably on a quarterly basis over a three-year period that began on October 1, 2011, and (ii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date.

The total number of shares that may be made subject to awards under our Manager Equity Incentive Plan and our Equity Incentive Plan will be equal to 277,500 shares. Awards under our equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

We also pay a $60,000 annual base directors’ fee to each of our independent directors. Base directors’ fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the fair market value of the Company’s common stock equal to the closing price thereof on the New York Stock Exchange on the last business day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred during the time of service as an independent member of the Company’s board.

The following table presents information with respect to the Company’s restricted stock for the period ended December 31, 2011:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	$—	$—
Granted	47,854	19.96
Cancelled/forfeited	—	—

Outstanding at end of year	47,854	19.96

Unvested at end of year	42,896	20.00

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

During the period ended December 31, 2011, 4,958 shares of restricted stock vested.

At December 31, 2011, the Company had unrecognized compensation expense of $0.8 million related to the unvested shares of restricted common stock. The Company had accrued dividends payable of $25,827 on unvested shares of restricted stock at December 31, 2011. The total fair value of restricted shares vested during the period ended December 31, 2011 was approximately $92,715 based on the closing price of the stock on the vesting date. The unrecognized compensation expense at December 31, 2011 is expected to be recognized over a weighted average period of 1.43 years.

The Company capitalized equity based compensation expense of $214,188 during the period ended December 31, 2011 associated with the amortization of restricted stock.

Offering and organization costs

The Company’s obligation to pay for the expenses incurred in connection with its formation, the offering and the concurrent private placement was capped at 1% of the total gross proceeds from the IPO and the concurrent private placement or approximately $2.0 million when the underwriters exercised their overallotment option,

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

which occurred on July 20, 2011. The Manager has paid expenses incurred above this 1% cap. The Manager incurred $1.0 million of offering costs that will not be reimbursed. In conjunction with this, as of December 31, 2011, the Manager owes the Company $0.1 million, net, in offering costs paid directly by the Company. This amount was paid subsequent to year-end.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at December 31, 2011.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

13. Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows:

		Quarter Ended
	Period from March 7, 2011 to June 30, 2011	September 30, 2011	December 31, 2011
Net Interest Income
Interest income	$—	$8,726,394	$10,022,275
Interest expense	—	590,247	1,106,097

	—	8,136,147	8,916,178

Other Income
Net realized gain	—	4,291,139	(589,747)
Loss on linked transactions, net	—	204,727	(1,013,291)
Realized loss on periodic interest settlements of interest rate swaps, net	—	(986,502)	(1,175,788)
Unrealized loss on derivative instruments, net	—	(6,562,093)	70,663
Unrealized gain on real estate securities	—	9,694,455	1,346,237

	—	6,641,726	(1,361,926)

Expenses
Management fee to affiliate	—	742,557	770,341
Other operating expenses	15,818	739,452	811,372
Equity based compensation to affiliate	—	78,822	97,343
Excise tax	—	—	105,724

	15,818	1,560,831	1,784,780

Net Income	$(15,818)	$13,217,042	$5,769,472

Earnings Per Share of Common Stock
Basic	NM	$1.42	$0.58
Diluted	NM	$1.41	$0.58
Weighted Average Number of Shares of Common Stock Outstanding
Basic	NM	9,339,516	10,009,958
Diluted	NM	9,383,253	10,010,799
Dividends Declared per Share of Common Stock		$0.40	$0.70

NM = not meaningful

14. Subsequent Events

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotments at a price of $19.00 per share, for gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offerings were approximately $104.1 million, net of issuance costs of approximately $5.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTNANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2012 annual meeting of stockholders to be held on or about May 18, 2012 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2011.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d) (4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e) (4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements.

2.	Schedules to Financial Statements – None.

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this report.

3.	Exhibits:

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

21.1	Subsidiaries of the Registrant.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

March 19, 2012	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer

March 19, 2012	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 19, 2012	By:	/s/ DAVID ROBERTS
David Roberts Director and Chief Executive Officer

March 19, 2012	By:	/s/ JONATHAN LIEBERMAN
Jonathan Lieberman Director and Chief Investment Officer

March 19, 2012	By:	/s/ JOHN ANGELO
John Angelo Director and Executive Chairman

March 19, 2012	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

March 19, 2012	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

March 19, 2012	By:	/s/ PETER LINNEMAN
Peter Linneman Director

March 19, 2012	By:	/s/ JAMES VOSS
James Voss Director

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-K

December 31, 2011

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

21.1	Subsidiaries of the Registrant.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

Exhibit No.	Description

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.