Form 10-Q
period 2012-03-31
AG Mortgage Investment Trust, Inc.
filed 2012-05-15
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 15,805,862 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Real estate securities, at fair value
Agency - $2,069,309,412 and $1,186,149,842 pledged as collateral, respectively	$2,222,569,510	$1,263,214,099
Non-Agency - $72,883,614 and $47,227,005 pledged as collateral, respectively	72,883,614	58,787,051
ABS - $27,760,052 and $4,526,620 pledged as collateral, respectively	27,760,052	4,526,620
CMBS - $4,021,091 and $2,747,080 pledged as collateral, respectively	4,021,091	13,537,851
Linked transactions, net, at fair value	36,020,511	8,787,180
Cash and cash equivalents	20,812,898	35,851,249
Restricted cash	3,916,000	3,037,055
Interest receivable	7,721,103	4,219,640
Receivable on unsettled trades	79,425,620	—
Derivative assets, at fair value	113,281	1,428,595
Prepaid expenses	261,061	317,950
Other assets	313,150	393,667
Due from affiliates	—	104,994

Total Assets	$2,475,817,891	$1,394,205,951

Liabilities
Repurchase agreements	$2,086,690,314	$1,150,149,407
Payable on unsettled trades	54,757,865	18,759,200
Interest payable	1,622,442	2,275,138
Derivative liabilities, at fair value	9,337,310	7,908,308
Dividend payable	11,039,560	7,011,171
Due to affiliates	1,049,294	770,341
Accrued expenses	1,116,935	668,552
Due to broker	—	379,914

Total Liabilities	2,165,613,720	1,187,922,031

Stockholders’ Equity
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 15,764,800 and 10,009,958 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	157,648	100,100
Additional paid-in capital	302,180,519	198,228,694
Retained earnings	7,866,004	7,955,126

	310,204,171	206,283,920

Total Liabilities & Equity	$2,475,817,891	$1,394,205,951

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

Three Months Ended March 31, 2012
Net Interest Income
Interest income	$13,996,628
Interest expense	1,827,414

12,169,214

Other Income
Net realized gain	2,429,020
Gain on linked transactions, net	3,439,185
Realized loss on periodic interest settlements of interest rate swaps, net	(1,457,950)
Unrealized loss on derivative instruments, net	(2,845,879)
Unrealized loss on real estate securities	(755,552)

808,824

Expenses
Management fee to affiliate	1,049,294
Other operating expenses	813,324
Equity based compensation to affiliate	87,329
Excise tax	77,653

2,027,600

Net Income	$10,950,438

Earnings Per Share of Common Stock
Basic	$0.77
Diluted	$0.77

Weighted Average Number of Shares of Common Stock Outstanding
Basic	14,179,635
Diluted	14,180,789

Dividends Declared per Share of Common Stock	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total
Balance at December 31, 2011	10,009,958	$100,100	—	$—	$198,228,694	$7,955,126	$206,283,920
Issuance of common stock	5,750,000	57,500	—	—	109,192,500	—	109,250,000
Offering costs	—	—	—	—	(5,344,481)	—	(5,344,481)
Grant of restricted stock	4,842	48	—	—	8,074	—	8,122
Dividends declared	—	—	—	—	—	(11,039,560)	(11,039,560)
Amortization of equity based compensation	—	—	—	—	95,732	—	95,732
Net income	—	—	—	—	—	10,950,438	10,950,438

Balance at March 31, 2012	15,764,800	$157,648	—	$—	$302,180,519	$7,866,004	$310,204,171

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Net income	$10,950,438
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(2,429,020)
Net accretion of premium related to real estate securities	4,844,559
Unrealized gains on linked transactions, net	(2,001,931)
Unrealized losses on derivative instruments, net	2,845,879
Unrealized losses on real estate securities	755,552
Equity based compensation to affiliate	87,329
Equity based compensation expense	40,005
Increase/decrease in operating assets/liabilities:
Increase in interest receivable	(3,501,463)
Decrease in prepaid expense	56,889
Decrease in other assets	80,517
Decrease in due from affiliates	104,994
Decrease in interest payable	(652,696)
Increase in due to affiliates	278,953
Increase in accrued expenses	448,383
Decrease in due to broker	(379,914)

Net cash provided by operating activities	11,528,474

Cash Flows from Investing Activities
Purchase of real estate securities	(1,222,126,033)
Purchase of securities underlying linked transactions	(142,396,982)
Proceeds from sale of real estate securities	144,498,225
Principal repayments on real estate securities	41,611,891
Principal repayments on securities underlying linked transactions	8,567,464
Net settlement of interest rate swaps	153,721
Net settlement of TBAs	1,593,437
Restricted cash used in investment activities	(857,999)

Net cash used in investing activities	(1,168,956,276)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	109,250,000
Payment of offering costs	(5,344,481)
Borrowings under repurchase agreements	4,192,078,320
Borrowings under repurchase agreements underlying linked transactions	363,883,861
Repayments of repurchase agreements	(3,255,537,413)
Repayments of repurchase agreements underlying linked transactions	(254,908,719)
Collateral held by derivative counterparty	(210,002)
Collateral held by repurchase counterparty	189,056
Dividend paid	(7,011,171)

Net cash provided by financing activities	1,142,389,451

Net change in cash and cash equivalents	(15,038,351)
Cash and cash equivalents, Beginning of Period	35,851,249

Cash and cash equivalents, End of Period	$20,812,898

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$1,681,785
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$11,039,560

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was organized in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS and CMBS.

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

Collectively, we refer to all asset types as real estate securities.

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

The Company is externally managed by AG REIT Management, LLC (the “Manager”), a newly formed subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under the management agreement.

The Company conducts its operations to qualify and be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code commencing with its taxable period ended December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AG MIT, LLC and AG MIT II, LLC. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

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

Offering and organization costs

The Company incurred offering and organization costs in connection with arranging the Company’s initial public offering (the “IPO”) and subsequent follow-on offering of its common stock. The offering and other organization costs were paid out of the proceeds of the respective offerings. Offering costs have been accounted for as a reduction of additional paid-in-capital. Costs incurred to organize the Company have been expensed as incurred. The Company’s obligation to pay for organization and offering expenses incurred in connection with the IPO was capped at 1% of the total gross proceeds from the IPO and the concurrent private placement, and the Manager paid for such expenses incurred above the cap.

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

Valuation of financial instruments

The fair value of the financial instruments that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

•

Level 3 – Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Transfers between levels are assumed to occur at the beginning of the reporting period.

Accounting for real estate securities

Our investments in real estate securities are recorded in accordance with ASC 320. We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. The real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized loss on real estate securities.”

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

Realized gains or losses on sales of securities and derivatives, inclusive of securities classified as a component of linked transactions are included in the net realized gain line item on the consolidated statement of operations, and are recorded at the time of disposition. The cost of positions sold is calculated using a FIFO basis.

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

March 31, 2012

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

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally non-Agency RMBS, ABS and CMBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

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

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2012, we have met all margin call requirements.

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

Accounting for derivative financial instruments

We may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2012 none of our interest rate derivatives have been designated as hedges. Such derivatives are recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

When derivative contracts are executed with the same counterparty, the value of the derivative contracts is reported on a net-by-counterparty basis on the balance sheet, where a legal right of off-set exists under an enforceable netting agreement. As a result, the net exposure to counterparties is reported as either an asset or liability on the balance sheet.

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our Consolidated Statement of Operations in the line item “Unrealized loss on derivative instruments, net.”

Manager compensation

The management agreement provides for the payment to our Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 9.

Income taxes

We conduct our operations to qualify and be taxed as a REIT commencing with our taxable year ended December 31, 2011. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification.

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

We have elected to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of March 31, 2012, there was no activity in our TRSs.

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

March 31, 2012

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

Stock-based compensation

We follow ASC 718, “Compensation—Stock Compensation” with regard to our equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (“ASU 2011-03”), which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings. In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. This ASU changes the assessment of effective control by focusing on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations. ASU 2011-03 was effective for the Company for the first interim or annual period beginning on or after December 15, 2011. With the exception of Linked Transactions, the Company records repurchase agreements as secured borrowings and not sales, and accordingly, the adoption of this update on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

3. Real Estate Securities

The following table presents the current principal balance, amortized cost, gross unrealized gain, gross unrealized loss, and fair market value of the Company’s real estate securities portfolio at March 31, 2012. Real estate securities that are accounted for as components of linked transactions are not reflected in the tables set forth in this note. See Note 6 for further details. The Company’s Agency RMBS are mortgage pass-through certificates representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. Agency RMBS securities have an explicit government guarantee.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$881,720,959	$27,976,152	$909,697,111	$14,350,952	$(859,843)	$923,188,220	3.26%	2.56%
20 Year Fixed Rate	242,520,924	8,762,952	251,283,876	2,107,514	(396,748)	252,994,642	3.62%	2.95%
30 Year Fixed Rate	929,458,284	44,726,742	974,185,026	2,164,659	(5,518,056)	970,831,629	3.78%	3.14%
Interest Only	384,910,364	(306,961,875)	77,948,489	2,006,748	(4,400,218)	75,555,019	6.17%	7.01%
Non-Agency RMBS	78,629,130	(5,889,276)	72,739,854	826,602	(682,842)	72,883,614	5.36%	6.28%
ABS	27,561,942	(25,861)	27,536,081	223,971	—	27,760,052	5.66%	5.72%
CMBS	5,000,000	(1,516,719)	3,483,281	537,810	—	4,021,091	5.61%	16.28%

Total	$2,549,801,603	$(232,927,885)	$2,316,873,718	$22,218,256	$(11,857,707)	$2,327,234,267	4.02%	3.17%

(1)	We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item. The gross unrealized stated above represent inception to date unrealized gains (losses).

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—	—	$—	$—	—	$10,246,990	$10,207,290	5.81%
Greater than one year and less than or equal to three years	—	—	—	—	—	—	49,528,936	48,751,252	6.27%
Greater than three years and less than or equal to five years	469,013,356	458,399,573	3.50%	66,649,240	66,963,528	6.24%	9,739,274	9,317,894	2.46%
Greater than five years	1,678,001,135	1,676,766,440	3.55%	8,905,779	10,984,961	5.74%	35,149,557	35,482,780	5.27%

Total	$2,147,014,491	$2,135,166,013	3.54%	$75,555,019	$77,948,489	6.17%	$104,664,757	$103,759,216	5.45%

(1)	For purposes of this table, Other Securities represents Non-Agency RMBS, ABS and CMBS investments held as of March 31, 2012.
(2)	Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

During the period ended March 31, 2012, the Company sold five securities for total proceeds of $144.4 million, with an additional $79.4 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $2.2 million and realized losses of $1.6 million. See Note 6 for amounts realized on settlement of certain derivatives.

4. Fair Value Measurements

As described in Note 2, the fair value of financial instruments that we record at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

•	Level 2 – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•

Level 3 – Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Values for the Company’s securities and derivatives portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the risk management process, the Company reviews and analyzes all prices obtain by comparing prices to recently completed transactions involving the same or similar securities on or near the reporting date. If, in the opinion of the Manager, one or more securities prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the security it receives from the issuer and available market information.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$—	$923,188,220	$—	$923,188,220
20 Year Fixed Rate	—	252,994,642	—	252,994,642
30 Year Fixed Rate	—	970,831,629	—	970,831,629
Interest Only	—	75,555,019	—	75,555,019
Non-Agency RMBS	—	38,718,195	34,165,419	72,883,614
ABS	—	—	27,760,052	27,760,052
CMBS	—	4,021,091	—	4,021,091
Linked transactions	—	26,513,710	9,506,801	36,020,511
Derivative assets	—	113,281	—	113,281

Total Assets Carried at Fair Value	$—	$2,291,935,787	$71,432,272	$2,363,368,059

Liabilities:
Derivative liabilities	$—	$(9,337,310)	$—	$(9,337,310)

Total Liabilities Carried at Fair Value	$—	$(9,337,310)	$—	$(9,337,310)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the period ended March 31, 2012.

The following table presents additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Non-Agency RMBS	ABS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$5,277,317
Transfers (1):
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Purchases	11,605,000	23,504,164	17,999,478
Proceeds from sales	—	—	—
Proceeds from settlement	(5,957,238)	(516,739)	(14,212,730)
Total net gains/ (losses) (2)
Included in net income	110,652	246,007	442,736
Included in other comprehensive income (loss)	—	—	—
Ending Balance	$34,165,419	$27,760,052	$9,506,801

Change in unrealized appreciation/depreciation for level 3 assets still held as of March 31, 2012 (2)	$110,652	$246,007	$442,736

(1)	Transfers are assumed to occur at the beginning of the period.
(2)	Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$442,736
Unrealized loss on real estate securities	370,325
Interest income	(13,666)

Total	$799,395

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the period ended March 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Non-Agency RMBS	$34,165,419	Discounted Cash Flow	Yield	4.48% - 7.21% (5.86%)
			Projected Collateral Prepayments	0.00% - 10.00% (3.58%)
			Projected Collateral Losses	2.92% - 30.00% (10.76%)
			Projected Collateral Severities	40.00% - 85.00% (57.20%)
ABS	$27,760,052	Discounted Cash Flow	Yield	4.08% - 7.05% (5.72%)
			Projected Collateral Prepayments	1.50% - 20.00% (20.00%)
Linked Transactions*	$9,506,801	Discounted Cash Flow	Yield	4.73% - 6.79% (5.69%)
			Projected Collateral Prepayments	0.00% - 20.00% (6.48%)
			Projected Collateral Losses	1.00% - 15.00% (5.08%)
			Projected Collateral Severities	30.00% - 70.00% (47.26%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS, ABS and CMBS investments.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the reporting entity’s Non-Agency RMBS, ABS and securities classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

5. Repurchase Agreements

We pledge certain of our real estate securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase arrangement at which time the Company may enter into a new repurchase arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of our master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

The following table presents certain information regarding the Company’s repurchase agreements as of March 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,122,509,022	0.44%	5.63%
31-60 days	564,553,292	0.39%	4.65%
61-90 days	399,628,000	0.40%	5.23%

Total / Weighted Average	$2,086,690,314	0.42%	5.29%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at March 31, 2012:

March 31, 2012
Repurchase agreements secured by Agency RMBS	$2,005,282,456
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	2,053,602,617
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	81,407,858
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	104,664,756
Cash pledged (i.e., restricted cash) under repurchase agreements	—

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with twenty-four counterparties, under which we have outstanding debt with twenty-one counterparties at March 31, 2012. At March 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At March 31, 2012, the Company had repurchase agreements of $148.1 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 6 for details.

6. Derivatives

The Company’s derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency interest-only securities.

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2012.

Derivative Instrument	Designation	Balance Sheet Location	March 31, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(8,754,890)
TBAs, at fair value	Non-Hedge	Derivative assets, at fair value	113,281
TBAs, at fair value	Non-Hedge	Derivative liabilities, at fair value	(582,420)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	36,020,511

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

The following table summarizes information related to derivatives:

March 31, 2012

Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements	$1,168,025,000
Notional amount of TBAs	95,000,000
Notional amount of Linked Transactions (1)	205,224,133

(1)	This represents the current face of the securities comprising linked transactions.

The following table summarizes gains (losses) related to derivatives:

	Income Statement Location	Three Months Ended March 31, 2012
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$(1,358,300)
Interest rate swaps	Net realized gain	153,721
TBAs	Unrealized loss on derivative instruments, net	(1,487,579)
TBAs	Net realized gain	1,706,719
Linked transactions	Gain on linked transactions, net	3,439,185

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

The following table presents information about the Company’s interest rate swaps as follows:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2013	$142,000,000	0.525%	0.242%	1.60
2014	204,500,000	1.000%	0.551%	2.29
2015	334,025,000	1.131%	0.507%	3.13
2016	282,500,000	1.176%	0.464%	4.02
2017	60,000,000	1.184%	0.530%	4.86
2018	120,000,000	1.608%	0.483%	6.14
2019	25,000,000	1.881%	0.474%	6.97

Total/Wtd Avg	$1,168,025,000	1.113%	0.470%	3.49

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

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

The following table presents information about the Company’s TBAs for the three months ended March 31, 2012:

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(225,000,000)	$95,000,000	$97,258,205	$(97,727,344)	$113,281	$(582,420)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. The fair value of linked transactions reflects the value of the underlying Non-Agency RMBS, ABS and CMBS and respective linked repurchase agreement borrowings.

The following table presents certain information related to the securities and repurchase agreements comprising linked transactions:

Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized Gain	Amount Included in Statement of Operations for the Three Months Ended March 31, 2012	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$170,724,133	$149,341,246	$149,415,487	$1,268,894	$1,700,335	$2,969,229	4.81%	5.98	$122,316,142	1.87%	0.05
ABS	16,500,000	16,494,354	16,734,687	158,050	301,596	459,646	4.72%	4.75	12,313,000	1.64%	0.01
CMBS	18,000,000	17,999,479	17,999,479	10,310	—	10,310	6.79%	5.11	13,500,000	1.74%	0.08

Total	$205,224,133	$183,835,079	$184,149,653	$1,437,254	$2,001,931	$3,439,185	4.98%	5.80	$148,129,142	1.84%	0.05

At March 31, 2012, the Company had real estate securities with a fair value of $15.7 million and restricted cash of $0.8 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $184.1 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

As of March 31, 2012 the Company’s warrants and outstanding shares of restricted common stock are as follows:

Warrants	1,602,500
Restricted stock held by the Manager	40,250
Restricted stock held by the independent directors	9,092

During the quarter ended March 31, 2012, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants, and are therefore not included in the Company’s diluted weighted average shares outstanding. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. These shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Numerator:
Net income to common stockholders for basic and diluted earnings per share	$10,950,438

Denominator:
Basic weighted average shares outstanding	14,179,635
Manager and director restricted stock	1,154

Diluted weighted average shares outstanding	14,180,789

Basic Earnings Per Share:	$0.77
Diluted Earnings Per Share:	$0.77

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

We have elected to treat certain of our subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of March 31, 2012, there was no activity in our TRSs.

We intend to pay dividends on our common stock in an amount equal to at least 90% of our REIT taxable income, which is calculated generally before the dividends paid deduction and excluding net capital income, in order to maintain our qualification as a REIT for U.S. federal income tax purposes. In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. A portion of the Company’s dividends may be characterized as capital gains or return of capital.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2012. Our tax return for the 2012 tax year is open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, the policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

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

For the three months ended March 31, 2012, the Company incurred management fees of approximately $1.0 million.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (1) the Company’s chief financial officer based on the percentage of his time spent on the Company’s affairs, (2) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (3) other corporate finance, tax accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the quarter ended March 31, 2012 the Manager had incurred approximately $0.9 million of reimbursable expenses. The Manager waived their right to receive their expense reimbursement for the quarter ended March 31, 2012, and will do so until such time as it determines to rescind the waiver in whole or in part.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

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

The Company also pays a $60,000 annual base directors’ fee to each of its independent directors. Base directors’ fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the fair market value of the Corporation’s common stock equal to the closing price thereof on the New York Stock Exchange on the last business day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred during the time of service as an independent member of the Company’s board.

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

10. Equity

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

March 31, 2012

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

On July 20, 2011, pursuant to the terms of the Underwriting Agreement, dated June 29, 2011, between the Company, the Manager, Angelo, Gordon and Deutsche Bank Securities Inc., as representative of the several underwriters (the “Underwriters”), the Underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock (the “Additional Shares”) at $20.00 per share. The over-allotment option to purchase up to an additional 825,000 shares of the Company’s common stock was granted in connection with the Company’s IPO of 5.5 million shares. The Company received proceeds of $16.0 million from the sale of the Additional Shares. At the completion of the offering, after giving effect to the partial exercise of the over-allotment option and the private placement, the Company sold a total of 10,005,000 shares of common stock and raised approximately $198.1 million in net proceeds.

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

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $19.00 per share, for gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offerings were approximately $104.0 million, net of issuance costs of approximately $5.3 million.

During the quarter ended March 31, 2012, the Company declared a quarterly dividend to common shareholders totaling $11.0 million or $0.70 per share, which was paid in April.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at March 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

13. Subsequent Events

On April 9, 2012, AG MIT, LLC (“AG MIT”), a direct, wholly-owned subsidiary of AG Mortgage Investment Trust, Inc., entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s acquisition of certain residential, Non-Agency Securities. Each transaction under the Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Repurchase Agreement provides for a 364-day facility with an aggregate maximum borrowing capacity of $75 million and is set to mature on April 8, 2013, and may be extended for an additional 90 days.

In connection with the Repurchase Agreement, the Company entered into a guarantee agreement under which the Company has fully guaranteed all of AG MIT’s payment and performance obligations under the Repurchase Agreement. The Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Repurchase Agreement also contains financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $185 million; and (iii) at all times, Liquidity of not less than $20 million and unrestricted cash of not less than $5 million.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K (Commission File No. 001-35151), which is available on the Securities and Exchange Commission’s website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

Overview

We are a Maryland real estate investment trust focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed assets, other real estate-related securities and financial assets. We are externally managed by our Manager, a newly formed subsidiary of Angelo, Gordon. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

We are currently invested substantially in Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include CMOs. We also invest in Non-Agency RMBS, ABS and CMBS. These investments may include fixed- and floating- rate securities, including investment grade and noninvestment grade. We also have the discretion to invest in other target assets, including residential and commercial loans. We expect, over time, to gradually and opportunistically allocate more capital among Non-Agency RMBS, ABS and CMBS assets when we are presented with compelling investment returns.

We conduct our operations to qualify and be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

Recent developments

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $19.00 per share, for gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offerings were approximately $104.0 million, net of issuance costs of approximately $5.3 million.

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

See the caption “Risk Factors” in our Annual Report on Form 10-K (Commission File No. 001-35151), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, ABS and CMBS assets. Since our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Current labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, have been supportive of our Agency RMBS investments. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio. We expect to gradually and opportunistically allocate more capital among Non-Agency RMBS, ABS and CMBS assets when we are presented with compelling investment returns.

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

As discussed in Note 2, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout Item 2 where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have un-linked the transactions and used the gross presentation as used for all other securities, and we have presented a reconciliation to GAAP. Despite the derivative classification per GAAP, we view the underlying investments and related repurchase agreements substantially the same as all other investments and financings. The presentation inclusive of linked transactions is consistent with how the Company’s management evaluates the business, and believes provides the most accurate depiction of the Company’s investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of March 31, 2012:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$881,720,959	$909,697,111	$13,491,109	$923,188,220	3.26%	5.01
20 Year Fixed Rate	242,520,924	251,283,876	1,710,766	252,994,642	3.62%	6.31
30 Year Fixed Rate	929,458,284	974,185,026	(3,353,397)	970,831,629	3.78%	9.53
Interest Only	384,910,364	77,948,489	(2,393,470)	75,555,019	6.17%	4.60
Non-Agency RMBS	249,353,263	222,081,100	218,001	222,299,101	4.99%	5.25
ABS	44,061,942	44,030,435	464,304	44,494,739	5.31%	4.58
CMBS	23,000,000	21,482,760	537,810	22,020,570	6.53%	4.85

Total: Non-GAAP Basis - Including Linked Transactions	$2,755,025,736	$2,500,708,797	$10,675,123	$2,511,383,920	4.09%	6.61

Linked Transactions	$205,224,133	$183,835,079	$314,574	$184,149,653	4.98%	5.80

Total: GAAP Basis - Excluding Linked Transactions	$2,549,801,603	$2,316,873,718	$10,360,549	$2,327,234,267	4.02%	6.67

As mentioned above, our investments have been primarily focused in Agency RMBS given the relative ease of funding and superior liquidity. We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Our Non-Agency RMBS are subject to risk of loss with regard to principal and interest payments and as of March 31, 2012 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through March 31, 2012 the leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS portfolios through the use of repurchase agreements.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of March 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,270,638,164	0.60%	15.4	7.17%
31-60 days	564,553,292	0.39%	51.1	4.65%
61-90 days	399,628,000	0.40%	77.7	5.23%

Total: Non-GAAP Basis - Including Linked Transactions	$2,234,819,456	0.51%	35.6	6.19%

Linked Transactions	$148,129,142	1.84%	17.5	18.81%

Total: GAAP Basis - Excluding Linked Transactions	$2,086,690,314	0.42%	36.9	5.29%

The following table presents a reconciliation of our leverage ratio at March 31, 2012 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$2,210,151,701	$310,204,171	7.12x
Non-GAAP Adjustments	148,129,142	—
GAAP Leverage	2,062,022,559	310,204,171	6.65x

(1)	Includes repurchase agreements and net payable/receivable on unsettled trades as of March 31, 2012.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into MRAs with twenty-four counterparties, under which we have outstanding debt with twenty-one of these counterparties at March 31, 2012. At March 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

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

The following table presents information about the Company’s interest rate swaps as follows:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2013	$142,000,000	0.525%	0.242%	1.60
2014	204,500,000	1.000%	0.551%	2.29
2015	334,025,000	1.131%	0.507%	3.13
2016	282,500,000	1.176%	0.464%	4.02
2017	60,000,000	1.184%	0.530%	4.86
2018	120,000,000	1.608%	0.483%	6.14
2019	25,000,000	1.881%	0.474%	6.97

Total/Wtd Avg	$1,168,025,000	1.113%	0.470%	3.49

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

The following table presents information about the Company’s TBAs for the period ended March 31, 2012:

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(225,000,000)	$95,000,000	$97,258,205	$(97,727,344)	$113,281	$(582,420)

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS and CMBS, on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain on real estate securities”. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS and CMBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Recent accounting pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings. In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. This ASU changes the assessment of effective control by focusing on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations. ASU 2011-03 was effective for the Company for the first interim or annual period beginning on or after December 15, 2011. With the exception of Linked Transactions, the Company records repurchase agreements as secured borrowings and not sales, and accordingly, the adoption of this update on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the quarter ended March 31, 2012:

Three Months Ended March 31, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$13,996,628
Interest expense	1,827,414

12,169,214

Other Income
Net realized gain	2,429,020
Gain on linked transactions, net	3,439,185
Realized loss on periodic interest settlements of interest rate swaps, net	(1,457,950)
Unrealized loss on derivative instruments, net	(2,845,879)
Unrealized loss on real estate securities	(755,552)

808,824

Expenses
Management fee to affiliate	1,049,294
Other operating expenses	813,324
Equity based compensation to affiliate	87,329
Excise tax	77,653

2,027,600

Net Income	$10,950,438

Share Data:
Earnings Per Share of Common Stock:
Basic	$0.77
Diluted	$0.77

Dividends Declared per Share of Common Stock	$0.70

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on the assets and the interest accrued on the repurchase agreements is our net interest margin. During the quarter ended March 31, 2012, we had a weighted average cost of securities and repurchase agreements of $2.0 billion and $1.7 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.22%, and the average rate paid on the debt was 0.49%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the period ended March 31, 2012 was 0.33%.

Realized and unrealized gains (losses) on investments and derivatives

During the period we sold certain real estate securities realizing a net gain of $0.6 million and settled certain derivatives realizing a net gain of $1.8 million. We may opportunistically reposition the portfolio for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

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

Management fees and other expenses

For the period ended March 31, 2012, our management fees were $1.0 million. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses.

For the period ended March 31, 2012, other operating costs were $0.8 million. The amount was primarily comprised of professional fees, insurance and director’s fees.

Book value per share

As of March 31, 2012, our book value per common share was $19.63.

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

At March 31, 2012 we had $20.8 million cash available to support our liquidity needs. Additionally, we had $153.3 million of Agency RMBS that had not been pledged as collateral under any of our agreements. We intend to use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We expect to generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with twenty-four counterparties, allowing the Company to utilize leverage in its operations. As of March 31, 2012, we had debt outstanding of $2.2 billion with twenty-one of the counterparties, including repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between April 2, 2012 and June 26, 2012. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms may include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at March 31, 2012:

March 31, 2012
Overnight	$—
Within 30 days	1,270,638,164
30 to 59 days	564,553,292
60 to 89 days	399,628,000
90 to 119 days	—
Greater than or equal to 120 days	—

Total: Non-GAAP Basis - Including Linked Transactions	$2,234,819,456

Linked Transactions	$148,129,142

Total: GAAP Basis - Excluding Linked Transactions	$2,086,690,314

The Company enters into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of March 31, 2012, the Company has thirteen linked transactions resulting in $148.1 million of embedded repurchase agreements with a weighted average rate of 1.84%. The weighted average contractual maturity of the repurchase agreements is April 18, 2012.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of March 31, 2012, we have entered into $1.2 billion notional of pay-fixed receive-LIBOR swaps that have variable maturities between July 2013 and March 2019.

Effects of margin requirements, leverage and credit spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase agreements, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

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

Contractual obligations

As of March 31, 2012, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. For the quarter ended March 31, 2012 the Manager had incurred approximately $0.9 million of reimbursable expenses. Currently, our Manager waives its right to request reimbursement from us of these expenses until such time as it determines to rescind the waiver in part or in whole.

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

We have presented a table that details the contractual maturity of our repurchase agreements at March 31, 2012. Refer to the liquidity and capital resources section for the table. All repurchase agreements entered into by the

Company mature in less than one year. Refer to the Liquidity and Capital resources section for the table. As of March 31, 2012, the Company is obligated to pay accrued interest on its repurchase agreements in the amount of $0.6 million.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of March 31, 2012, our maximum exposure to loss on linked transactions is $184.1 million. See the investment activities section of the MD&A for further details.

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

The Company has entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of March 31, 2012, our maximum exposure to loss on TBAs is $97.7 million. See the investment activities section of the MD&A for further details.

Certain related party transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not be pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

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

Grants of restricted common stock

As of March 31, 2012, we have granted an aggregate of 9,092 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2012, 9,800 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 9 of this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offering to acquire assets in our target asset classes; we may fund our quarterly distributions out of such net proceeds.

On March 14, 2012, we declared a dividend of $0.70 per share of common stock to stockholders of record as of March 30, 2012 and paid such dividend in April.

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. For the foreseeable future, the overwhelming majority of our repurchase agreements will generally be short term in nature with each repurchase agreement having a term of between 30 and 90 days. The financing rate on these agreements will generally be fixed at the outset of each repurchase transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest margin between the related assets and borrowings and may even result in losses. In an attempt to offset the increase in funding costs related to rising short term interest rates, our Manager enters into hedging transactions structured to provide us with positive cash flow in the event short term interest rates rise. Our Manager accomplishes this through the use of interest rate swaps, interest rate caps and other derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

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

The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2012.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, our Manager may from time to time sell any of our Agency RMBS as a part of our overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in Projected Portfolio Value (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-3.17%	-10.90%
+50	-1.45%	-5.45%
-50	1.00%	4.44%
-100	0.95%	4.93%

(1)	Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.
(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)	Interest income includes trades settled as of March 31, 2012.
(4)	The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

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

Differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date, or adjusted prospectively through an adjustment of the yield over the remaining life of the security for securities accounted for under ASC 320-10 (generally Agency RMBS) and ASC 325-40 (generally Non-Agency RMBS, ABS and CMBS,) respectively.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*10.1	Master Repurchase and Securities Contract dated as of April 9, 2012 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.2	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 15, 2012	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

May 15, 2012	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q

March 31, 2012

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*10.1	Master Repurchase and Securities Contract dated as of April 9, 2012 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.2	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.