Form 10-Q
period 2012-06-30
AG Mortgage Investment Trust, Inc.
filed 2012-08-08
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

  Large Accelerated filer ☐   Accelerated filer ☐Non-Accelerated filer ☒    Smaller reporting company  ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2012, there were 15,807,258 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Real estate securities, at fair value
Agency - $2,138,181,777 and $1,186,149,842 pledged as collateral, respectively	$2,249,892,387	$1,263,214,099
Non-Agency - $122,992,984 and $47,227,005 pledged as collateral, respectively	149,897,715	58,787,051
ABS - $13,509,441 and $4,526,620 pledged as collateral, respectively	13,509,441	4,526,620
CMBS - $11,557,506 and $2,747,080 pledged as collateral, respectively	11,557,506	13,537,851
Linked transactions, net, at fair value	44,074,905	8,787,180
Cash and cash equivalents	17,457,490	35,851,249
Restricted cash	2,303,178	3,037,055
Interest receivable	8,341,685	4,219,640
Receivable on unsettled trades	141,814,687	-
Derivative assets, at fair value	-	1,428,595
Other assets	35,826	711,617
Due from affiliates	-	104,994
Total Assets	$2,638,884,820	$1,394,205,951

Liabilities
Repurchase agreements	$2,133,730,466	$1,150,149,407
Payable on unsettled trades	123,670,601	18,759,200
Interest payable	752,036	613,803
Derivative liabilities, at fair value	23,413,215	9,569,643
Dividend payable	11,042,972	7,011,171
Due to affiliates	1,196,383	770,341
Accrued expenses	822,531	668,552
Due to broker	54,000	379,914
Total Liabilities	2,294,682,204	1,187,922,031

Stockholders' Equity
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 15,769,674 and 10,009,958 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	157,697	100,100
Additional paid-in capital	302,304,109	198,228,694
Retained earnings	41,740,810	7,955,126
	344,202,616	206,283,920

Total Liabilities & Equity	$2,638,884,820	$1,394,205,951

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

		Period from		Period from
	Three Months Ended	March 7, 2011 to	Six Months Ended	March 7, 2011 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Interest Income
Interest income	$17,883,008	$-	$31,879,636	$-
Interest expense	2,450,017	-	4,277,431	-
	15,432,991	-	27,602,205	-

Other Income
Net realized gain	7,552,780	-	9,981,800	-
Gain on linked transactions, net	3,364,972	-	6,804,157	-
Realized loss on periodic interest settlements of interest rate swaps, net	(2,132,414)	-	(3,590,364)	-
Unrealized loss on derivative instruments, net	(10,575,768)	-	(13,421,647)	-
Unrealized gain on real estate securities, net	33,593,211	-	32,837,659	-
	31,802,781	-	32,611,605	-

Expenses
Management fee to affiliate	1,196,383	-	2,245,677	-
Other operating expenses	760,915	15,818	1,574,239	15,818
Equity based compensation to affiliate	104,771	-	192,100	-
Excise tax	255,925	-	333,578	-
	2,317,994	15,818	4,345,594	15,818

Net Income (Loss)	$44,917,778	$(15,818)	$55,868,216	$(15,818)

Earnings Per Share of Common Stock
Basic	$2.85	NM	$3.73	NM
Diluted	$2.85	NM	$3.73	NM

Weighted Average Number of Shares of Common Stock Outstanding
Basic	15,769,674	NM	14,974,655	NM
Diluted	15,772,853	NM	14,976,123	NM

Dividends Declared per Share of Common Stock	$0.70	$-	$1.40	$-

NM - not meaningful - See Note 2 for details

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total
Balance at March 7, 2011	-	$-	-	$-	$-	$-	$-
Issuance of common stock	100	1	-	-	999	-	1,000
Net loss	-	-	-	-	-	(15,818)	(15,818)
Balance at June 30, 2011	100	$1	-	$-	$999	$(15,818)	$(14,818)

Balance at January 1, 2012	10,009,958	$100,100	-	$-	$198,228,694	$7,955,126	$206,283,920
Issuance of common stock	5,750,000	57,500	-	-	109,192,500	-	109,250,000
Offering costs			-	-	(5,344,481)	-	(5,344,481)
Grant of restricted stock and amortization of equity based compensation	9,716	97	-	-	227,396	-	227,493
Dividends declared	-	-	-	-		(22,082,532)	(22,082,532)
Net income	-	-	-	-	-	55,868,216	55,868,216
Balance at June 30, 2012	15,769,674	$157,697	-	$-	$302,304,109	$41,740,810	$344,202,616

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

		Period from
	Six Months Ended	March 7, 2011 to
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$55,868,216	$(15,818)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(9,981,800)	-
Net accretion of premium related to real estate securities	13,098,144	-
Unrealized gains on linked transactions, net	(2,859,986)	-
Unrealized losses on derivative instruments, net	13,421,647	-
Unrealized gains on real estate securities, net	(32,837,659)	-
Equity based compensation to affiliate	192,100	-
Equity based compensation expense	80,005	-
Change in operating assets/liabilities:
Interest receivable	(4,122,045)	-
Prepaid expense	282,124	-
Other assets	393,667	-
Due from affiliates	104,994	-
Interest payable	1,977,035	-
Due to affiliates	426,042	-
Accrued expenses	153,979	15,605
Due to broker	(325,914)	-
Net cash provided by operating activities	35,870,549	(213)

Cash Flows from Investing Activities
Purchase of real estate securities	(1,628,868,857)	-
Purchase of securities underlying linked transactions	(258,088,821)	-
Proceeds from sale of real estate securities	438,488,138	-
Proceeds from sale of securities underlying linked transactions	17,536,406
Principal repayments on real estate securities	101,870,967	-
Principal repayments on securities underlying linked transactions	20,823,409	-
Net settlement of interest rate swaps	(267,115)	-
Net settlement of TBAs	1,717,266	-
Restricted cash provided by investment activities	2,208,001	-
Net cash used in investing activities	(1,304,580,606)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	109,250,000	1,000
Payment of offering costs	(5,344,481)	-
Borrowings under repurchase agreements	8,998,701,429	-
Borrowings under repurchase agreements underlying linked transactions	981,637,451	-
Repayments of repurchase agreements	(8,015,120,370)	-
Repayments of repurchase agreements underlying linked transactions	(799,282,876)	-
Collateral held by derivative counterparty	(340,000)	-
Collateral held by repurchase counterparty	(1,134,124)	-
Dividend paid	(18,050,731)	-
Net cash provided by financing activities	1,250,316,298	1,000

Net change in cash and cash equivalents	(18,393,759)	787
Cash and cash equivalents, Beginning of Period	35,851,249	-
Cash and cash equivalents, End of Period	$17,457,490	$787

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$3,960,904	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$11,042,972	$-
Contributions received in advance	$-	$63,150,227
Increase in deferred costs due to offering costs incurred	$-	$1,825,395

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

Non-Agency RMBS represent fixed-and floating-rate residential non-Agency RMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Asset Backed Securities (“ABS”) investments are securitized investments similar to the aforementioned investments except the underlying assets are diverse, not only representing real estate related assets.

Commercial Mortgage Backed Securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). CMBS will be secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Collectively, we refer to all asset types as real estate securities.

On March 7, 2011, AG Funds, L.P. (“AG Funds”), a Delaware limited liability company, entered into a subscription agreement with the Company and agreed to purchase 100 shares of common stock for $1,000. The subscription amount was received by the Company on April 1, 2011 making AG Funds the sole stockholder of the Company. The Company had no operations prior to the three months ended June 30, 2011. The Company subsequently completed an initial public offering on July 6, 2011 and concurrently repurchased the 100 shares from AG Funds at their issue price.

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

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

Earnings per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income per share by dividing net income (loss) for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the period ended June 30, 2011, earnings per share is not presented. As the IPO and concurrent private placement had not yet closed as of June 30, 2011, the shares outstanding at June 30, 2011 represent the Company’s nominal seed balance sheet shares. We therefore believe the presentation of earnings per share for June 30, 2011 is not a meaningful measure of the Company’s performance.

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. The real estate securities are recorded at fair market value on the balance sheet and the period change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain on real estate securities, net.”

These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, “Debt and Equity Securities,” which requires the securities to be carried at fair value on the Consolidated Balance Sheet with changes in fair value charged to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investment consolidation

For each investment we make, we will evaluate the underlying entity that issued the securities we acquired or to which we make a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which we enter into an agreement for management, servicing or related services. In performing our analysis, we will refer to guidance in ASC 810-10, “Consolidation.” In situations where we are the transferor of financial assets, we will refer to the guidance in ASC 860-10, “Transfers and Servicing.”

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

June 30, 2012

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

Interest income recognition

Interest income on our real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. We have elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments—Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income will flow though the interest income line item on the Consolidated Statement of Operations.

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

June 30, 2012

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

We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2012, we have met all margin call requirements.

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the assets and the related financing on a gross basis on our balance sheet with the corresponding interest income and interest expense in our statements of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The Company refers to these transactions as Linked Transactions.

Accounting for derivative financial instruments

We may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We primarily use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2012 none of our interest rate derivatives have been designated as hedges. Such derivatives are recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

When derivative contracts are executed with the same counterparty, the value of the derivative contracts is reported on a net-by-counterparty basis on the balance sheet, where a legal right of off-set exists under an enforceable netting agreement. As a result, the net exposure to counterparties is reported as either an asset or liability on the balance sheet.

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in the Consolidated Statement of Operations in the line item “Unrealized loss on derivative instruments, net.”

Manager compensation

The management agreement provides for the payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 9.

Income taxes

The Company conducts its operations to qualify and be taxed as a REIT commencing with its taxable period ended December 31, 2011. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to its stockholders, and provided that it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and do not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company lost its REIT qualification.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using taxable income as opposed to net income reported under GAAP in the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has elected to treat certain of its subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS of ours may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of June 30, 2012, there was no activity in the Company’s TRSs.

While a TRS will generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more taxable REIT subsidiaries, such as AG MIT II, LLC, that are subject to corporate income taxation. The Company believes it will operate in a manner that will allow the Company to qualify for taxation as a REIT. As a result of its expected REIT qualification, the Company does not generally expect to pay corporate U.S. federal or state income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to U.S. federal income taxes and applicable state and local taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

As a REIT, if the Company fails to distribute in any calendar year at least the sum of (i) 85% of ordinary income for such year, (ii) 95% of capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.

The Company evaluates uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 8 for further details.

Stock-based compensation

The Company applies the provisions of ASC 718, “Compensation—Stock Compensation” with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

3. Real Estate Securities

The following table presents the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, and fair market value of the Company’s real estate securities portfolio at June 30, 2012. Real estate securities that are accounted for as components of linked transactions are not reflected in the tables set forth in this note. See Note 6 for further details. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. Agency RMBS securities have an explicit government guarantee.

		Premium		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$718,433,236	$22,534,927	$740,968,163	$20,476,516	$-	$761,444,679	3.21%	2.43%
20 Year Fixed Rate	267,032,664	9,993,509	277,026,173	6,280,230	(215,738)	283,090,665	3.60%	2.74%
30 Year Fixed Rate	1,010,458,768	47,782,201	1,058,240,969	16,444,814	(76,255)	1,074,609,528	3.73%	3.00%
ARM	39,356,792	1,672,664	41,029,456	25,043	-	41,054,499	2.96%	2.13%
Interest Only	481,251,064	(391,876,102)	89,374,962	3,314,895	(2,996,841)	89,693,016	6.11%	8.57%
Non-Agency RMBS	176,989,810	(27,215,940)	149,773,870	1,000,145	(876,300)	149,897,715	4.32%	6.56%
ABS	13,500,000	(740)	13,499,260	10,181	-	13,509,441	6.59%	6.59%
CMBS	12,490,589	(1,462,895)	11,027,694	529,812	-	11,557,506	5.17%	9.15%
Total	$2,719,512,923	$(338,572,376)	$2,380,940,547	$48,081,636	$(4,165,134)	$2,424,857,049	4.05%	3.25%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item. The gross unrealized stated above represent inception to date unrealized gains (losses).

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$12,740,655	$12,695,289	5.18%
Greater than one year and less than or equal to three years	-	-	-	-	-	-	70,626,004	69,991,625	5.75%
Greater than three years and less than or equal to five years	838,750,277	814,973,021	3.28%	77,044,913	76,985,875	6.09%	71,511,821	70,989,798	3.26%
Greater than five years	1,321,449,094	1,302,291,740	3.66%	12,648,103	12,389,087	6.20%	20,086,182	20,624,112	5.39%
Total	$2,160,199,371	$2,117,264,761	3.51%	$89,693,016	$89,374,962	6.11%	$174,964,662	$174,300,824	4.52%

(1) For purposes of this table, Other Securities represents Non-Agency RMBS, ABS and CMBS investments held as of June 30, 2012.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

During the quarter ended June 30, 2012, the Company sold nine securities for total proceeds of $214.9 million, with an additional $141.6 million of proceeds on four unsettled security sales as of quarter end, recording realized gains of $7.1 million and realized losses of $0.1 million. For the six months ended June 30, 2012, the Company sold fifteen securities for total proceeds of $438.5 million, with additional proceeds on four unsettled security sales as mentioned above as of June 30, 2012, recording realized gains of $9.3 million and realized losses of $1.7 million. See Note 6 for amounts realized on settlement of certain derivatives.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

Values for the Company’s securities and derivatives portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar securities on or near the reporting date. If, in the opinion of the Manager, one or more securities prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the security it receives from the issuer and available market information.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2012:

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$761,444,679	$-	$761,444,679
20 Year Fixed Rate	-	283,090,665	-	283,090,665
30 Year Fixed Rate	-	1,074,609,528	-	1,074,609,528
ARM	-	41,054,499	-	41,054,499
Interest Only	-	89,693,016	-	89,693,016
Non-Agency RMBS	-	94,974,803	54,922,912	149,897,715
ABS	-	-	13,509,441	13,509,441
CMBS	-	4,048,231	7,509,275	11,557,506
Linked transactions	-	28,967,248	15,107,657	44,074,905
Total Assets Carried at Fair Value	$-	$2,377,882,669	$91,049,285	$2,468,931,954

Liabilities:
Derivative liabilities	$-	$(23,413,215)	$-	$(23,413,215)
Total Liabilities Carried at Fair Value	$-	$(23,413,215)	$-	$(23,413,215)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

June 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$34,165,419	$27,760,052	$-	$9,506,801
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	26,904,731	-	9,725,625	48,959,782
Proceeds from sales
Proceeds from settlement	(6,056,932)	(14,575,792)	(2,257,188)	(44,296,830)
Total net gains/ (losses) (2)
Included in net income	(90,306)	325,181	40,838	937,904
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$54,922,912	$13,509,441	$7,509,275	$15,107,657

Change in unrealized appreciation/depreciation for level 3 assets still held as of June 30, 2012 (3)	$(90,306)	$8,471	$40,838	$136,792

(1) Transfers are assumed to occur at the beginning of the period.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$937,904
Unrealized gain on real estate securities, net	299,949
Interest income	(24,236)
Total	$1,213,617

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$136,792
Unrealized gain on real estate securities, net	(15,650)
Interest income	(25,347)
Total	$95,795

Six Months Ended

June 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$-	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-		-
Purchases	38,509,731	23,504,164	9,725,625	66,959,260
Proceeds from sales	-	-	-	-
Proceeds from settlement	(12,014,170)	(15,092,531)	(2,257,188)	(58,509,560)
Total net gains/ (losses) (2)
Included in net income	20,346	571,188	40,838	1,380,640
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$54,922,912	$13,509,441	$7,509,275	$15,107,657
			-
Change in unrealized appreciation/depreciation for level 3 assets still held as of June 30, 2012 (3)	$20,347	$10,181	$40,838	$205,281

(1) Transfers are assumed to occur at the beginning of the period.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$1,380,640
Unrealized gain on real estate securities, net	670,274
Interest income	(37,902)
Total	$2,013,012

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$205,281
Unrealized gain on real estate securities, net	113,951
Interest income	(42,585)
Total	$276,647

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2012.

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$54,922,912	Discounted Cash Flow	Yield	4.41% - 7.21% (5.23%)
			Projected Collateral Prepayments	1.00% - 9.00% (6.87%)
			Projected Collateral Losses	2.90% - 35.00% (5.47%)
			Projected Collateral Severities	45.00% - 85.00% (53.44%)
ABS	$13,509,441	Discounted Cash Flow	Yield	6.17% - 7.05% (6.59%)
			Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
CMBS	$7,509,275	Discounted Cash Flow	Yield	5.31% - 5.31% (5.31%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
Linked Transactions*	$15,107,657	Discounted Cash Flow	Yield	4.14% - 10.93% (6.04%)
			Projected Collateral Prepayments	2.00% - 2.00% (2.00%)
			Projected Collateral Losses	15.00% - 35.00% (24.62%)
			Projected Collateral Severities	50.00% - 70.00% (60.14%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS, ABS and CMBS investments.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS, ABS, CMBS and securities classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

The following table presents certain information regarding the Company’s repurchase agreements as of June 30, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,760,354,373	0.48%	6.01%
31-60 days	192,397,981	0.46%	4.55%
61-90 days	11,846,000	0.92%	23.92%
Greater than 90 days	169,132,112	0.80%	8.57%
Total / Weighted Average	$2,133,730,466	0.50%	6.18%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at June 30, 2012:

June 30, 2012
Repurchase agreements secured by Agency RMBS	$2,019,006,928
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	2,109,030,868
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	114,723,538
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	148,059,931
Cash pledged (i.e., restricted cash) under repurchase agreements	1,323,178

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with twenty-four counterparties, under which we have outstanding debt with twenty-two counterparties at June 30, 2012. At June 30, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

On April 9, 2012, AG MIT, LLC (“AG MIT”), a direct, wholly-owned subsidiary of AG Mortgage Investment Trust, Inc., entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency Securities. Each transaction under the Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Repurchase Agreement provides for a 364-day facility with an aggregate maximum borrowing capacity of $75 million and is set to mature on April 8, 2013, and may be extended for an additional 90 days.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At June 30, 2012, the Company had repurchase agreements of $221.5 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 6 for details.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

6. Derivatives

The Company's derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency interest-only securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2012.

Derivative Instrument	Designation	Balance Sheet Location	June 30, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(23,413,215)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	44,074,905

The following table summarizes information related to derivatives:

June 30, 2012
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements	$1,203,025,000
Notional amount of Linked Transactions (1)	288,078,547

(1) This represents the current face of the securities comprising linked transactions.

The following table summarizes gains (losses) related to derivatives:

		Three Months Ended	Six Months Ended
	Income Statement Location	June 30, 2012	June 30, 2012
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$(11,158,188)	$(12,516,488)
Interest rate swaps	Net realized gain	(420,836)	(267,115)
TBAs	Unrealized loss on derivative instruments, net	582,420	(905,159)
TBAs	Net realized gain	10,547	1,717,266
Linked transactions	Gain on linked transactions, net	3,364,972	6,804,157
Linked transactions	Net realized gain	993,422	993,422

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

The following table presents information about the Company’s interest rate swaps as follows:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2013	$42,000,000	0.562%	0.241%	1.07
2014	204,500,000	1.000%	0.453%	2.04
2015	334,025,000	1.131%	0.495%	2.88
2016	307,500,000	1.157%	0.433%	3.77
2017	60,000,000	1.184%	0.530%	4.61
2018	120,000,000	1.608%	0.481%	5.89
2019	115,000,000	1.750%	0.469%	6.78
2022	20,000,000	0.468%	1.753%	9.97
Total/Wtd Avg	$1,203,025,000	1.194%	0.482%	3.78

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2012:

For the Three Months Ended June, 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$95,000,000	$-	$(95,000,000)	$-	$-	$-	$-	$-

For the Six Months Ended June, 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(320,000,000)	$-	$-	$-	$-	$-

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

The following table presents certain information related to the securities accounted for as a part of linked transactions:

				For the Three Months Ended June 30, 2012				For the Six Months Ended June 30, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized Gain (Loss)	Realized Gain (Loss)	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain	Realized Gain (Loss)	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$242,943,875	$220,738,264	$221,805,266	$1,992,884	$1,007,535	$(48,022)	$2,952,397	$3,261,778	$2,707,870	$(48,022)	$5,921,626	5.04%	6.01
ABS	-	-	-	72,110	(239,726)	1,041,444	873,828	230,160	61,870	1,041,444	1,333,474	-	-
CMBS	45,134,672	43,682,348	43,778,213	441,923	90,246	-	532,169	452,233	90,246	-	542,479	3.90%	3.80
Total	$288,078,547	$264,420,612	$265,583,479	$2,506,917	$858,055	$993,422	$4,358,394	$3,944,171	$2,859,986	$993,422	$7,797,579	4.86%	5.66

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions:

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$186,527,574	1.81%	0.06
ABS	-	-	-
CMBS	34,981,000	1.75%	0.06
	$221,508,574	1.80%	0.06

At June 30, 2012, the Company had real estate securities with a fair value of $29.2 million and restricted cash of $0.9 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $265.6 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

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

As of June 30, 2012 the Company’s warrants and outstanding shares of restricted common stock are as follows:

Warrants	1,602,500
Restricted stock held by the Manager	40,250
Restricted stock held by the independent directors	10,612

During the quarter ended June 30, 2012, the Company has assumed that no warrants would be exercised as the average market value per share of the Company's common stock was below the strike price of the warrants, and are therefore not included in the Company’s diluted weighted average shares outstanding. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. These shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2012:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Numerator:
Net income to common stockholders for basic and diluted earnings per share	$44,917,778	$55,868,216

Denominator:
Basic weighted average shares outstanding	15,769,674	14,974,655
Manager and director restricted stock	3,179	1,468
Diluted weighted average shares outstanding	15,772,853	14,976,123

Basic Earnings Per Share:	$2.85	$3.73
Diluted Earnings Per Share:	$2.85	$3.73

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

The Company has elected to treat certain of its subsidiaries, including AG MIT II, LLC, as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of June 30, 2012, there was no activity in the Company’s TRSs.

The Company intends to pay dividends on its common stock in an amount equal to at least 90% of its REIT taxable income, which is calculated generally before the dividends paid deduction and excluding net capital income, in order to maintain our qualification as a REIT for U.S. federal income tax purposes. In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. A portion of the Company’s dividends may be characterized as capital gains or return of capital.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2012. The Company’s tax return for the 2012 tax year is open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, the policy is to classify them as a component of provision for income taxes.

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

Management fee

The Manager will be entitled to a management fee equal to 1.50% per annum, calculated and paid quarterly, of the Company’s Stockholders’ Equity. For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

For the three and six months ended June 30, 2012, the Company incurred management fees of approximately $1.2 million and $2.2 million, respectively.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (1) the Company’s chief financial officer based on the percentage of his time spent on the Company’s affairs, (2) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (3) other corporate finance, tax accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three and six months ended June 30, 2012 the Manager had incurred approximately $0.9 million and $1.8 million of reimbursable expenses, respectively. The Manager waived their right to receive their expense reimbursement for the three and six months ended June 30, 2012, and will do so until such time as it determines to rescind the waiver in whole or in part.

Restricted stock grants

On July 6, 2011 (the consummation of the initial public offering), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which will vest ratably on a quarterly basis over a three-year period that began on October 1, 2011, and (ii) restricted stock award agreements with the Company’s independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date.

The total number of shares that may be made subject to awards under the Manager Equity Incentive Plan and the Equity Incentive Plan will be equal to 277,500 shares. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events. The restricted common stock granted concurrently with the closing of the Company’s IPO will vest over a three-year period.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

Termination fee

The termination fee, payable for (1) the Company’s termination of the management agreement without cause or (2) the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2012, no event of termination of the management agreement has occurred.

10. Equity

On June 29, 2011, the Company entered into agreements including (i) a binding underwriting agreement with a group of underwriters to sell 5,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $110.0 million, (ii) a unit purchase agreement with the purchasers of units in a concurrent private placement to purchase 3,205,000 units at $20.00 per share, and (iii) stock purchase agreements with AG Funds and two of our officers, to purchase in the aggregate 500,000 private placement shares of the Company’s common stock at $20.00 per share.

The Company completed its IPO and concurrent private placement on July 6, 2011, at which time all subscriptions were paid in cash and the Company issued 9,205,000 shares of common stock. Net proceeds to the Company were $182.3 million, net of issuance costs borne by the Company of approximately $1.8 million.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of 3,205,000 units in the private placement. Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), and was exercised as described below. The private placement shares and private placement warrants were immediately separated and were issued separately, but were purchased together in the private placement. On July 6, 2011, we also entered into (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

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

During the quarter ended June 30, 2012, the Company declared a quarterly dividend to common shareholders totaling $11.0 million or $0.70 per share, which was paid in July. For the six months ended June 30, 2012, the Company declared dividends to common shareholders of $22.1 million or $1.40 per share.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

11. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at June 30, 2012.

12. Subsequent Events

On August 3, 2012, the Company completed a preferred offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock at a liquidation preference of $25.00 per share. The Company received gross proceeds of approximately $45.0 million. Net proceeds to the Company from the offerings were approximately $43.6 million, net of issuance costs of approximately $1.4 million. The Company has granted the underwriters an over-allotment option of 270,000 shares, which was exercised in full on August 7, 2012. The option is expected to close on August 9, 2012 and the additional net proceeds to the Company will be approximately $6.5 million.

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

We are currently invested substantially in Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations, or CMOs. We also invest in Non-Agency RMBS, ABS and CMBS. These investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We also have the discretion to invest in other target assets, including residential and commercial loans. We expect, over time, to gradually and opportunistically allocate more capital among Non-Agency RMBS, ABS and CMBS assets when we are presented with compelling investment returns.

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

On August 3, 2012, the Company completed a preferred offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock at a liquidation preference of $25.00 per share. The Company received gross proceeds of approximately $45.0 million. Net proceeds to the Company from the offerings were approximately $43.6 million, net of issuance costs of approximately $1.4 million. The Company has granted the underwriters an over-allotment option of 270,000 shares, which was exercised in full on August 7, 2012. The option is expected to close on August 9, 2012 and the additional net proceeds to the Company will be approximately $6.5 million.

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

As discussed in Note 2, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout Item 2 where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have un-linked the transactions and used the gross presentation as used for all other securities, and we have presented a reconciliation to GAAP. Despite the derivative classification per GAAP, we view the underlying investments and related repurchase agreements substantially the same as all other investments and financings. The presentation inclusive of linked transactions is consistent with how the Company’s management evaluates the business, and believes it provides the most accurate depiction of the Company’s investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of June 30, 2012:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$718,433,236	$740,968,163	$20,476,516	$761,444,679	3.21%	4.51
20 Year Fixed Rate	267,032,664	277,026,173	6,064,492	283,090,665	3.60%	5.01
30 Year Fixed Rate	1,010,458,768	1,058,240,969	16,368,559	1,074,609,528	3.73%	8.32
ARM	39,356,792	41,029,456	25,043	41,054,499	2.96%	5.89
Interest Only	481,251,064	89,374,962	318,054	89,693,016	6.11%	4.38
Non-Agency RMBS	419,933,685	370,512,134	1,190,847	371,702,981	4.73%	5.10
ABS	13,500,000	13,499,260	10,181	13,509,441	6.59%	1.65
CMBS	57,625,261	54,710,042	625,677	55,335,719	4.18%	3.35
Total: Non-GAAP Basis - Including Linked Transactions	$3,007,591,470	$2,645,361,159	$45,079,369	$2,690,440,528	4.13%	5.88

Linked Transactions	$288,078,547	$264,420,612	$1,162,867	$265,583,479	4.86%	5.66

Total: GAAP Basis - Excluding Linked Transactions	$2,719,512,923	$2,380,940,547	$43,916,502	$2,424,857,049	4.05%	5.90

As mentioned above, our investments have been primarily focused in Agency RMBS given the relative ease of funding and superior liquidity. We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Our Non-Agency RMBS are subject to risk of loss with regard to principal and interest payments and as of June 30, 2012 have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through June 30, 2012 the leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS portfolios through the use of repurchase agreements.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of June 30, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,981,862,947	0.63%	16.1	7.11%
31-60 days	192,397,981	0.46%	48.4	4.55%
61-90 days	11,846,000	0.92%	69.8	23.92%
Greater than 90 days	169,132,112	0.80%	270.4	8.57%
Total: Non-GAAP Basis - Including Linked Transactions	$2,355,239,040	0.63%	37.3	7.09%

Linked Transactions	$221,508,574	1.80%	22.7	15.82%

Total: GAAP Basis - Excluding Linked Transactions	$2,133,730,466	0.50%	38.77	6.18%

The following table presents a reconciliation of our leverage ratio at June 30, 2012 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$2,337,094,954	$344,202,616	6.79	x
Non-GAAP Adjustments	221,508,574	-
GAAP Leverage	2,115,586,380	344,202,616	6.15	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades as of June 30, 2012.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into MRAs with 24 counterparties, under which we have outstanding debt with twenty-two of these counterparties at June 30, 2012. At June 30, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

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

The following table presents information about the Company’s interest rate swaps as follows:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2013	$42,000,000	0.562%	0.241%	1.07
2014	204,500,000	1.000%	0.453%	2.04
2015	334,025,000	1.131%	0.495%	2.88
2016	307,500,000	1.157%	0.433%	3.77
2017	60,000,000	1.184%	0.530%	4.61
2018	120,000,000	1.608%	0.481%	5.89
2019	115,000,000	1.750%	0.469%	6.78
2022	20,000,000	0.468%	1.753%	9.97
Total/Wtd Avg	$1,203,025,000	1.194%	0.482%	3.78

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

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2012:

For the Three Months Ended June, 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$95,000,000	$-	$(95,000,000)	$-	$-	$-	$-	$-

For the Six Months Ended June, 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(320,000,000)	$-	$-	$-	$-	$-

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS and CMBS, on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain on real estate securities, net”. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Recent accounting pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

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

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the three months ended June 30, 2012 vs. the period from March 7, 2011 to June 30, 2011 and the six months ended June 30, 2012 vs. the period from March 7, 2011 to June 30, 2011:

		Period from		Period from
	Three Months Ended	March 7, 2011 to	Six Months Ended	March 7, 2011 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Statement of Operations Data:
Net Interest Income
Interest income	$17,883,008	$-	$31,879,636	$-
Interest expense	2,450,017	-	4,277,431	-
	15,432,991	-	27,602,205	-

Other Income
Net realized gain	7,552,780	-	9,981,800	-
Gain on linked transactions, net	3,364,972	-	6,804,157	-
Realized loss on periodic interest settlements of interest rate swaps, net	(2,132,414)	-	(3,590,364)	-
Unrealized loss on derivative instruments, net	(10,575,768)	-	(13,421,647)	-
Unrealized gain on real estate securities, net	33,593,211	-	32,837,659	-
	31,802,781	-	32,611,605	-

Expenses
Management fee to affiliate	1,196,383	-	2,245,677	-
Other operating expenses	760,915	15,818	1,574,239	15,818
Equity based compensation to affiliate	104,771	-	192,100	-
Excise tax	255,925	-	333,578	-
	2,317,994	15,818	4,345,594	15,818

Net Income (Loss)	$44,917,778	$(15,818)	$55,868,216	$(15,818)

Share Data:
Earnings Per Share of Common Stock:
Basic	$2.85	NM	$3.73	NM
Diluted	$2.85	NM	$3.73	NM

Dividends Declared per Share of Common Stock	$0.70	$-	$1.40	$-

NM - not meaningful - See Note 2 for details

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements is our net interest margin. During the three months ended June 30, 2012, we had a weighted average cost of securities and repurchase agreements of $2.6 billion and $2.3 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.31%, and the average rate paid on the debt was 0.57%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the period ended June 30, 2012 was 0.38%. The Company determined a comparison of the three and six months ended June 30, 2012 vs. the period March 7, 2011 to June 30, 2011 is not a meaningful metric as operations had not commenced as of June 30, 2011.

Realized and unrealized gains (losses) on investments and derivatives

During the three months ended June 30, 2012 we sold certain real estate securities realizing net gains of $7.0 million and settled certain derivatives realizing net gains of $0.6 million. During the six months ended June 30, 2012 we sold certain real estate securities realizing a net gain of $7.6 million and settled certain derivatives realizing a net gain of $2.4 million. We may opportunistically reposition the portfolio for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

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

The change in unrealized gains (losses) was attributable to the changes in market pricing on the underlying instruments during the periods presented.

Management fees and other expenses

For the three and six months ended June 30, 2012, our management fees were $1.2 million and $2.2 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses.

For the three and six months ended June 30, 2012, other operating costs were $0.8 million and $1.6 million, respectively. The amount was primarily comprised of professional fees, insurance and director’s fees.

Book value per share

As of June 30, 2012, our book value per common share was $21.78.

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

At June 30, 2012 we had $17.5 million cash available to support our liquidity needs. Additionally, we had $111.7 million of Agency RMBS and $26.9 million of credit investments that had not been pledged as collateral under any of our agreements. We intend to use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We expect to generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with twenty-four counterparties, allowing the Company to utilize leverage in its operations. As of June 30, 2012, we had debt outstanding of $2.4 billion with twenty-two of the counterparties, including repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between July 2, 2012 and June 17, 2013. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms may include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at June 30, 2012:

June 30, 2012
Overnight	$-
Within 30 days	1,981,862,947
30 to 59 days	192,397,981
60 to 89 days	11,846,000
90 to 119 days	-
Greater than or equal to 120 days	169,132,112
Total: Non-GAAP Basis - Including Linked Transactions	$2,355,239,040

Linked Transactions	$221,508,574

Total: GAAP Basis - Excluding Linked Transactions	$2,133,730,466

The Company enters into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of June 30, 2012, the Company has seventeen linked transactions resulting in $221.5 million of embedded repurchase agreements with a weighted average rate of 1.80%. The weighted average contractual maturity of the repurchase agreements is July 23, 2012.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of June 30, 2012, we have entered into $1.2 billion notional of LIBOR swaps that have variable maturities between July 2013 and June 2022.

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

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offering and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and general corporate expenses.

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

Contractual obligations

As of June 30, 2012, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. For the three and six months ended June 30, 2012 the Manager had incurred approximately $0.9 million and $1.8 million of reimbursable expenses, respectively. Currently, our Manager waives its right to request reimbursement from us of these expenses until such time as it determines to rescind the waiver in part or in whole.

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

We have presented a table that details the contractual maturity of our repurchase agreements at June 30, 2012. Refer to the Liquidity and Capital Resources section for the table. As of June 30, 2012, the Company is obligated to pay accrued interest on its repurchase agreements in the amount of $0.8 million.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of June 30, 2012, our maximum exposure to loss on linked transactions is $265.6 million. See the investment activities section of the MD&A for further details.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. We have no credit derivative investments as of June 30, 2012.

The Company has entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of June 30, 2012, we did not have any TBAs. See the investment activities section of the MD&A for further details.

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

Grants of restricted common stock

As of June 30, 2012, we have granted an aggregate of 10,612 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2012, 14,674 shares of restricted common stock granted to our Manager and independent directors have vested.

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

During the quarter ended June 30, 2012, we declared a quarterly dividend to common shareholders totaling $11.0 million or $0.70 per share, which was paid in July. For the six months ended June 30, 2012, the Company declared dividends to common shareholders of $22.1 million or $1.40 per share.

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

The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2012.

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

Change in Interest Rates (basis points)	Percentage Change in Projected Portfolio Value (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-18.23%	-15.69%
+50	-7.67%	-7.84%
-50	3.19%	5.80%
-100	-2.25%	6.01%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of June 30, 2012.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

The value of our investments in interest only securities would be especially negatively affected by changes in prepayment rates.

Many residential mortgage loans do not contain any restrictions on borrowers’ abilities to prepay their loans and therefore actual maturities of Agency RMBS are generally shorter than their stated contractual maturities. Interest only Agency RMBS only entitle the holder to interest payments. Therefore, the yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
* 3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*10.1	Master Repurchase and Securities Contract dated as of April 9, 2012 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.2	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	XBRL exhibits will be filed by amendment pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 8, 2012	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

August 8, 2012	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
June 30, 2012

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*10.1	Master Repurchase and Securities Contract dated as of April 9, 2012 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.2	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	XBRL exhibits will be filed by amendment pursuant to Rule 405 of Regulation S-T.

