Form 10-Q/A
period 2012-06-30
AG Mortgage Investment Trust, Inc.
filed 2012-08-24
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-Q / A

(Amendment No. 1)

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 001-35151

AG MORTGAGE INVESTMENT TRUST, INC.

Maryland	27-5254382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York (Address of principal executive offices)	10167 (Zip Code)

Registrant’s telephone number, including area code: (212) 692-2000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of August 8, 2012, there were 15,807,258 outstanding shares of Common Stock of AG Mortgage Investment Trust, Inc.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of AG Mortgage Investment Trust, Inc. (the “Company”) for the quarterly period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 8, 2012 (the “Original Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following materials from the Company’s Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL	Instance Document

101.SCH	XBRL	Taxonomy Extension Schema Document

101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL	Taxonomy Extension Label Linkbase Document

101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document

This Amendment No. 1 does not reflect events occurring after August 8, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in the Company’s Original Form 10-Q.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-Q under Item 6 of Part II.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).
*3.2 *3.3

Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

Articles supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.1 *4.2

Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission of August 2, 2012.

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

*31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed previously partly filed previously.
**	Filed with this Amendment No. 1 to the quarterly report on Form 10-Q.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 24, 2012	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

August 24, 2012	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer

4