Form 10-Q
period 2012-09-30
AG Mortgage Investment Trust, Inc.
filed 2012-11-15
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

  Large Accelerated filer ☐    Accelerated filer ☐ Non-Accelerated filer ☒ Smaller reporting company  ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of November 12, 2012, there were 23,125,694 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Real estate securities, at fair value:
Agency - $3,718,533,776 and $1,186,149,842 pledged as collateral, respectively	$3,953,652,516	$1,263,214,099
Non-Agency - $373,124,776 and $47,227,005 pledged as collateral, respectively	396,794,077	58,787,051
ABS - $31,336,101 and $4,526,620 pledged as collateral, respectively	31,336,101	4,526,620
CMBS - $126,046,875 and $2,747,080 pledged as collateral, respectively	172,963,674	13,537,851
Linked transactions, net, at fair value	97,566,244	8,787,180
Cash and cash equivalents	80,496,926	35,851,249
Restricted cash	5,130,047	3,037,055
Interest receivable	15,864,560	4,219,640
Receivable on unsettled trades	11,147,587	-
Derivative assets, at fair value	2,936,328	1,428,595
Other assets	706,130	711,617
Due from broker	744,876	-
Due from affiliates	-	104,994
Total Assets	$4,769,339,066	$1,394,205,951

Liabilities
Repurchase agreements	$3,843,228,617	$1,150,149,407
Payable on unsettled trades	159,830,920	18,759,200
Interest payable	2,115,798	613,803
Derivative liabilities, at fair value	38,305,994	9,569,643
Dividend payable	17,584,168	7,011,171
Due to affiliates	2,482,701	770,341
Accrued expenses	1,312,565	668,552
Due to broker	-	379,914
Total Liabilities	4,064,860,763	1,187,922,031

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 and 0 shares issued and outstanding ($51,750,000 and $0 aggregate liquidation preference) at September 30, 2012 and December 31, 2011, respectively	49,919,633	-
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 and 0 shares issued and outstanding ($115,000,000 and $0 aggregate liquidation preference) at September 30, 2012 and December 31, 2011, respectively	111,302,268	-
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 22,883,480 and 10,009,958 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	228,835	100,100
Additional paid-in capital	458,172,393	198,228,694
Retained earnings	84,855,174	7,955,126
	704,478,303	206,283,920

Total Liabilities & Equity	$4,769,339,066	$1,394,205,951

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

				Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	March 7, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Interest Income
Interest income	$28,285,116	$8,726,394	$60,164,752	$8,726,394
Interest expense	4,228,610	590,247	8,506,041	590,247
	24,056,506	8,136,147	51,658,711	8,136,147

Other Income
Net realized gain	4,105,323	4,291,139	14,087,123	4,291,139
Gain on linked transactions, net	6,688,111	204,727	13,492,268	204,727
Realized loss on periodic interest settlements of interest rate swaps, net	(2,471,590)	(986,502)	(6,061,954)	(986,502)
Unrealized loss on derivative instruments, net	(13,371,486)	(6,562,093)	(26,793,133)	(6,562,093)
Unrealized gain on real estate securities, net	45,917,570	9,694,455	78,755,229	9,694,455
	40,867,928	6,641,726	73,479,533	6,641,726

Expenses
Management fee to affiliate	1,657,701	742,557	3,903,378	742,557
Other operating expenses	1,653,547	739,452	3,227,786	755,270
Equity based compensation to affiliate	120,612	78,822	312,712	78,822
Excise tax	272,195	-	605,773	-
	3,704,055	1,560,831	8,049,649	1,576,649

Net Income	61,220,379	13,217,042	117,088,595	13,201,224

Dividends on preferred stock	790,100	-	790,100	-

Net Income Available to Common Stockholders	$60,430,279	$13,217,042	$116,298,495	$13,201,224

Earnings Per Share of Common Stock
Basic	$3.13	$1.42	$7.07	$3.20
Diluted	$3.10	$1.41	$7.07	$3.18

Weighted Average Number of Shares of Common Stock Outstanding
Basic	19,336,154	9,339,516	16,439,100	4,130,940
Diluted	19,462,984	9,383,253	16,449,450	4,150,285

Dividends Declared per Share of Common Stock	$0.77	$0.40	$2.17	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in-Capital	Earnings	Total
Balance at March 7, 2011	-	$-	$-	$-	$-	$-	$-
Net proceeds from issuance of common stock	10,005,100	100,051	-	-	198,015,555	-	198,115,606
Repurchase of shares at issue price	(100)	(1)	-	-	(999)	-	(1,000)
Grant of restricted stock and amortization of equity based compensation	-	-	-	-	102,273	-	102,273
Common dividends declared	-	-	-	-	-	(4,004,400)	(4,004,400)
Net income	-	-	-	-	-	13,201,224	13,201,224
Balance at September 30, 2011	10,005,000	$100,050	$-	$-	$198,116,829	$9,196,824	$207,413,703

Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	12,857,056	128,570	-	-	259,574,984	-	259,703,554
Net proceeds from issuance of preferred stock	-	-	49,919,633	111,302,268	-	-	161,221,901
Grant of restricted stock and amortization of equity based compensation	16,466	165	-	-	368,715	-	368,880
Common dividends declared	-	-	-	-	-	(39,666,700)	(39,666,700)
Preferred Series A dividends declared	-	-	-	-	-	(521,847)	(521,847)
Preferred Series B dividends declared			-	-	-	-	-
Net income	-	-	-	-	-	117,088,595	117,088,595
Balance at September 30, 2012	22,883,480	$228,835	$49,919,633	$111,302,268	$458,172,393	$84,855,174	$704,478,303

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

		Period from
	Nine Months Ended	March 7, 2011 to
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net income	$117,088,595	$13,201,224
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(14,087,123)	(4,291,139)
Net amortization of premium related to real estate securities	25,957,829	1,218,969
Unrealized gains on linked transactions, net	(6,630,834)	141,183
Unrealized losses on derivative instruments, net	26,793,133	6,562,093
Unrealized gains on real estate securities, net	(78,755,229)	(9,694,455)
Equity based compensation to affiliate	312,712	78,822
Equity based compensation expense	121,442	23,451
Change in operating assets/liabilities:
Interest receivable	(11,644,920)	(4,112,253)
Other assets	(739,389)	(527,217)
Due from affiliates	104,994	-
Interest payable	1,925,763	1,032,158
Due to affiliates	1,712,360	742,557
Accrued expenses	644,013	507,451
Due to broker	(379,914)	-
Net cash provided by operating activities	62,423,432	4,882,844

Cash Flows from Investing Activities
Purchase of real estate securities	(3,837,629,974)	(1,551,839,634)
Purchase of securities underlying linked transactions	(485,212,383)	(50,394,201)
Proceeds from sale of real estate securities	733,698,851	316,603,583
Proceeds from sale of securities underlying linked transactions	19,540,469	-
Principal repayments on real estate securities	195,364,056	19,338,127
Principal repayments on securities underlying linked transactions	38,127,461	1,418,165
Purchase of credit derivatives	-	204,133
Net payments received from credit derivatives	-	17,355
Net settlement of interest rate swaps	(332,127)	-
Net settlement of TBAs	1,363,750	-
Restricted cash provided by (used in) investment activities	1,451,001	(3,397,127)
Net cash used in investing activities	(3,333,628,896)	(1,268,049,599)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	256,188,502	198,668,138
Net proceeds from issuance of preferred stock	161,128,492	-
Net proceeds from ATM	119,201	-
Net proceeds from cash exercised warrants	3,356,508	-
Repurchase of shares	-	(1,000)
Borrowings under repurchase agreements	15,936,148,227	2,220,836,797
Borrowings under repurchase agreements underlying linked transactions	1,753,757,081	38,932,000
Repayments of repurchase agreements	(13,243,069,017)	(1,132,100,912)
Repayments of repurchase agreements underlying linked transactions	(1,518,618,310)	(808,000)
Collateral held by derivative counterparty	(2,100,000)	(631,920)
Collateral held by repurchase counterparty	(1,443,993)	(270,000)
Dividends paid on common stock	(29,093,703)	-
Dividends paid on preferred stock	(521,847)	-
Net cash provided by financing activities	3,315,851,141	1,324,625,103

Net change in cash and cash equivalents	44,645,677	61,458,348
Cash and cash equivalents, Beginning of Period	35,851,249	-
Cash and cash equivalents, End of Period	$80,496,926	$61,458,348

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements, including repurchase agreements underlying linked transactions	$9,198,068	$386,413
Supplemental disclosure of non-cash investing and financing activities:
Common stock dividends declared but not paid	$17,584,168	$4,004,400
Real estate securities recorded upon unlinking of Linked Transactions	$170,956,115	$-
Repurchase agreements recorded upon unlinking of Linked Transactions	$139,532,632	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was organized in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored entity, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS and CMBS (as defined below).

Non-Agency RMBS represent fixed-and floating-rate RMBS issued by entities or organizations other than a U.S. government-sponsored enterprise or agency of the U.S. government, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Asset backed securities (“ABS”) investments are securitized investments similar to the aforementioned investments except the underlying assets are diverse, not only representing real estate related assets.

Commercial mortgage backed securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). CMBS will be secured by, or evidence an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

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

The Company is externally managed by AG REIT Management, LLC (the “Manager”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to the Manager’s day-to-day duties and obligations arising under the management agreement.

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

September 30, 2012

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

Offering and organization costs

The Company incurred offering and organization costs in connection with arranging the Company’s initial public offering (the “IPO”), subsequent follow-on offerings of its common stock and issuances of preferred stock. The offering and other organization costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings have been accounted for as a reduction of additional paid-in-capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds. Costs incurred to organize the Company have been expensed as incurred. The Company’s obligation to pay for organization and offering expenses incurred in connection with the IPO was capped at 1% of the total gross proceeds from the IPO and the concurrent private placement, and the Manager paid for such expenses incurred above the cap.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Earnings per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income per share by dividing net income (loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

September 30, 2012

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

Investment consolidation

For each investment made, the Company will evaluate the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company will refer to guidance in ASC 810-10, “Consolidation.” In situations where the Company is the transferor of financial assets, the Company will refer to the guidance in ASC 860-10, “Transfers and Servicing.”

In variable interest entities (“VIEs”), an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company were to treat securitizations as sales in the future, the Company will analyze the transactions under the guidelines of ASC 810-10 for consolidation.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

The Company may periodically enter into transactions in which it sells assets. Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

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

From time to time, the Company may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on the balance sheet, depending upon the structure of the securitization transaction. ASC 860-10 is a complex standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments—Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income will flow though the interest income line item on the Consolidated Statement of Operations.

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates, we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Our accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.

Repurchase agreements

The Company finances the acquisition of certain assets within its portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements.

The Company pledges certain securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2012, the Company has met all margin call requirements.

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company evaluates such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on the balance sheet with the corresponding interest income and interest expense in its statements of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in net income. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate security at the time the transaction will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis.

 Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. Interest rate derivative instruments are primarily used to mitigate interest rate risk rather than to enhance returns. Derivative financial instruments are accounted for in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2012, the Company does not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

When derivative contracts are executed with the same counterparty, the value of the derivative contracts is reported on a net-by-counterparty basis on the balance sheet, where a legal right of off-set exists under an enforceable netting agreement. As a result, the net exposure to counterparties is reported as either an asset or liability on the balance sheet.

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBAs are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in the Consolidated Statement of Operations in the line item “Unrealized loss on derivative instruments, net.”

Manager compensation

The management agreement provides for the payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 9.

Income taxes

The Company conducts its operations to qualify and be taxed as a REIT commencing with its taxable period ended December 31, 2011. Accordingly, the Company generally will not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to its stockholders, and provided that it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company lost its REIT qualification.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using taxable income as opposed to net income reported under GAAP in the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has elected to treat one of its wholly-owned subsidiaries, AG MIT II, LLC, as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of September 30, 2012, there was no activity in the Company’s TRS.

While a TRS will generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

The Company’s financial results generally are not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through a TRS, such as AG MIT II, LLC, that is subject to corporate income taxation. The Company believes it has operated and will continue to operate in a manner that will allow the Company to qualify for taxation as a REIT. As a result of its expected REIT qualification, the Company does not expect to pay corporate U.S. federal or state income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to U.S. federal income taxes and applicable state and local taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

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

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that either are presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. We do not believe the adoption of ASU 2011-11 will have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (“ASU 2011-03”), which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets, and in order to do so, the transferor must have the ability to repurchase such assets.  This ASU changes the assessment of effective control by focusing on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 was effective for the Company for the first interim or annual period beginning on or after December 15, 2011.  With the exception of Linked Transactions, the Company records repurchase agreements as secured borrowings and not sales, and accordingly, the adoption of this update on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

3. Real Estate Securities

The following table presents the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, and fair market value of the Company’s real estate securities portfolio at September 30, 2012. Real estate securities that are accounted for as components of linked transactions are not reflected in the tables set forth in this note. See Note 6 for further details. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$1,310,198,668	$53,128,093	$1,363,326,761	$31,511,082	$(80,647)	$1,394,757,196	3.01%	2.17%
20 Year Fixed Rate	278,054,304	11,359,858	289,414,162	9,606,022	-	299,020,184	3.59%	2.84%
30 Year Fixed Rate	1,814,505,818	107,102,858	1,921,608,676	40,285,981	(1,454,911)	1,960,439,746	3.73%	2.86%
ARM	38,556,987	1,621,311	40,178,298	854,973	-	41,033,271	2.96%	2.34%
Interest Only	1,198,052,615	(944,550,288)	253,502,327	10,913,420	(6,013,628)	258,402,119	6.06%	7.68%
Credit Investments:
Non-Agency RMBS	427,696,149	(52,582,753)	375,113,396	3,447,766	(995,104)	377,566,058	5.13%	5.72%
ABS	31,375,000	(50,387)	31,324,613	12,559	(1,071)	31,336,101	5.40%	5.52%
CMBS	121,916,342	(2,250,817)	119,665,525	1,759,385	(302,397)	121,122,513	4.97%	5.90%
Interest Only	650,756,644	(580,091,344)	70,665,300	628,744	(224,864)	71,069,180	2.31%	5.67%
Total	$5,871,112,527	$(1,406,313,469)	$4,464,799,058	$99,019,932	$(9,072,622)	$4,554,746,368	4.01%	3.29%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$1,778,645	$1,778,201	5.06%
Greater than one year and less than or equal to three years	-	-	-	3,727,006	3,612,657	5.83%	125,053,446	124,770,869	4.77%
Greater than three years and less than or equal to five years	677,182,073	652,017,857	3.23%	207,712,336	202,808,160	6.11%	280,258,462	275,994,085	3.05%
Greater than five years	3,018,068,324	2,962,510,040	3.48%	46,962,777	47,081,510	5.89%	194,003,299	194,225,679	5.39%
Total	$3,695,250,397	$3,614,527,897	3.44%	$258,402,119	$253,502,327	6.06%	$601,093,852	$596,768,834	3.63%

(1) For purposes of this table, Other Securities represents the following Credit Investments held as of September 30, 2012, Non-Agency RMBS, ABS, CMBS and Interest Only.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

During the quarter ended September 30, 2012, the Company sold four securities for total proceeds of $284.1 million, with an additional $11.1 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $2.0 million and realized losses of $0.1 million. For the nine months ended September 30, 2012, the Company sold twenty-four securities for total proceeds of $733.7 million, inclusive of the one unsettled security sale mentioned above as of September 30, 2012, recording realized gains of $11.3 million and realized losses of $1.8 million. See Note 6 for amounts realized on settlement of certain derivatives.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

4. Fair Value Measurements

As described in Note 2, the fair value of financial instruments that are recorded at fair value will be determined by the Manager, subject to oversight of the board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

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

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association (“ISDA”). Consequently, no credit valuation adjustment was made in determining the fair value of derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$1,394,757,196	$-	$1,394,757,196
20 Year Fixed Rate	-	299,020,184	-	299,020,184
30 Year Fixed Rate	-	1,960,439,746	-	1,960,439,746
ARM	-	41,033,271	-	41,033,271
Interest Only	-	258,402,119	-	258,402,119
Credit Investments:
Non-Agency RMBS	-	222,968,781	154,597,277	377,566,058
ABS	-	-	31,336,101	31,336,101
CMBS	-	51,199,533	69,922,980	121,122,513
Interest Only		71,069,180		71,069,180
Linked transactions	-	89,172,570	8,393,674	97,566,244
Derivative assets		2,936,328	-	2,936,328
Total Assets Carried at Fair Value	$-	$4,390,998,908	$264,250,032	$4,655,248,940

Liabilities:
Derivative liabilities	$-	$(38,305,994)	$-	$(38,305,994)
Total Liabilities Carried at Fair Value	$-	$(38,305,994)	$-	$(38,305,994)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

September 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$54,922,912	$13,509,441	$7,509,275	$15,107,657
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	36,414,561	17,824,181	22,441,133	19,459,549
Reclassification of security type (2)	71,069,657		45,265,490	(23,016,762)
Proceeds from sales	-	-	-	(2,004,063)
Proceeds from settlement	(7,752,426)	-	(6,296,687)	(1,349,363)
Total net gains/ (losses) (3)
Included in net income	(57,427)	2,479	1,003,769	196,656
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$154,597,277	$31,336,101	$69,922,980	$8,393,674

Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2012 (4)	$(57,427)	$2,479	$1,003,769	$192,593

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$196,656
Unrealized gain on real estate securities, net	952,706
Interest income	(3,885)
Total	$1,145,477

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$192,593
Unrealized gain on real estate securities, net	952,706
Interest income	(3,885)
Total	$1,141,414

Nine Months Ended

September 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$-	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	74,924,292	41,328,345	32,166,758	86,418,809
Reclassification of security type (2)	71,069,657	-	45,265,490	(23,016,762)
Proceeds from sales	-	-	-	(2,004,063)
Proceeds from settlement	(19,766,596)	(15,092,531)	(8,553,875)	(59,858,923)
Total net gains/ (losses) (3)	-	-	-	-
Included in net income	(37,081)	573,667	1,044,607	1,577,296
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$154,597,277	$31,336,101	$69,922,980	$8,393,674
	-	-	-	-
Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2012 (4)	$(37,080)	$12,660	$1,044,608	$397,873

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$1,577,296
Unrealized gain on real estate securities, net	1,622,980
Interest income	(41,787)
Total	$3,158,489

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$397,874
Unrealized gain on real estate securities, net	1,066,657
Interest income	(46,470)
Total	$1,418,061

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2012.

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$154,597,277	Discounted Cash Flow	Yield Projected Collateral Prepayments Projected Collateral Losses Projected Collateral Severities	4.42% - 7.21% (5.10%) 0.00% - 8.00% (6.05%) 0.50% - 35.00% (3.00%) 25.00% - 65.00% (40.34%)
ABS	$31,336,101	Discounted Cash Flow	Yield Projected Collateral Prepayments Projected Collateral Losses Projected Collateral Severities	4.71% - 7.05% (6.60%) 5.00% - 20.00% (14.04%) 0.00% - 0.00% (0.00%) 0.00% - 100.00% (39.72%)
CMBS	$69,922,980	Discounted Cash Flow	Yield Projected Collateral Prepayments Projected Collateral Losses Projected Collateral Severities	4.22% - 7.88% (5.85%) 0.00% - 0.00% (0.00%) 0.00% - 0.00% (0.00%) 0.00% - 100.00% (88.64%)
Linked Transactions*	$8,393,674	Discounted Cash Flow	Yield Projected Collateral Prepayments Projected Collateral Losses Projected Collateral Severities	2.49% - 10.93% (4.43%) 0.00% - 0.00% (0.00%) 0.00% - 35.00% (6.42%) 0.00% - 70.00% (16.75%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS investments.

 As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS securities classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

5. Repurchase Agreements

The Company pledges certain real estate securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of our master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

The following table presents certain information regarding the Company’s repurchase agreements as of September 30, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,382,057,232	0.62%	7.75%
31-60 days	582,068,000	0.48%	5.41%
61-90 days	297,628,000	0.52%	7.22%
Greater than 90 days	581,475,385	0.70%	7.68%
Total / Weighted Average	$3,843,228,617	0.60%	7.34%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at September 30, 2012:

September 30, 2012
Repurchase agreements secured by Agency RMBS	$3,420,523,001
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	3,672,070,633
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	422,705,616
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	530,507,752
Cash pledged (i.e., restricted cash) under repurchase agreements	1,633,047

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with 26 counterparties, under which we have outstanding debt with all 26 counterparties at September 30, 2012. At September 30, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

On April 9, 2012, AG MIT, LLC (“AG MIT”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency RMBSs. Each transaction under the Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Repurchase Agreement provides for a 364-day facility with an aggregate maximum borrowing capacity of $75 million and is set to mature on April 8, 2013, and may be extended for an additional 90 days.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At September 30, 2012, the Company had repurchase agreements of $274.3 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 6 for details.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

6. Derivatives

The Company's derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency interest-only securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2012.

Derivative Instrument	Designation	Balance Sheet Location	September 30, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(35,733,143)
TBAs	Non-Hedge	Derivative liabilities, at fair value	(2,572,851)
TBAs	Non-Hedge	Derivative assets, at fair value	2,936,328
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	97,566,244

The following table summarizes information related to derivatives:

September 30, 2012
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements	$1,841,025,000
Notional amount of Linked Transactions (1)	399,457,214

(1) This represents the current face of the securities comprising linked transactions.

The following table summarizes gains (losses) related to derivatives:

		Three Months Ended	Nine Months Ended
	Income Statement Location	September 30, 2012	September 30, 2012
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$(13,734,963)	$(26,251,451)
Interest rate swaps	Net realized gain	(65,012)	(332,127)
TBAs	Unrealized loss on derivative instruments, net	363,477	(541,682)
TBAs	Net realized gain	(353,516)	1,363,750
Linked transactions	Gain on linked transactions, net	6,688,111	13,492,268
Linked transactions	Net realized gain	2,611,936	3,605,358

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

The following table presents information about the Company’s interest rate swaps as follows:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$204,500,000	1.000%	0.440%	1.79
2015		334,025,000	1.131%	0.406%	2.63
2016		307,500,000	1.157%	0.389%	3.52
2017	*	385,000,000	1.027%	0.390%	4.94
2018	*	270,000,000	1.379%	0.388%	5.87
2019		290,000,000	1.472%	0.419%	6.78
2022		50,000,000	1.685%	0.415%	9.93
Total/Wtd Avg		$1,841,025,000	1.204%	0.403%	4.50

* These figures include forward starting swaps with a total notional of $300.0 million and a weighted average start date of November 14, 2012. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of September 30, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

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

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2012:

For the Three Months Ended September 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$-	$275,000,000	$(275,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

For the Nine Months Ended September 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$495,000,000	$(595,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. When, or if a transaction is longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying Non-Agency RMBS, ABS and CMBS and respective linked repurchase agreement borrowings. Certain of our Linked Transactions became unlinked during the periods presented, For the three months ended September 30, 2012, Non-Agency RMBS and CMBS with a fair value of $118.8 million and $45.3 million, respectively, and related repurchase agreement borrowings secured by Non-Agency RMBS and CMBS of $97.2 million and $37.1 million, respectively, were unlinked. For the nine months ended September 30, 2012, Non-Agency RMBS and CMBS with a fair value of $125.7 million and $45.3 million, respectively, and related repurchase agreement borrowings secured by Non-Agency RMBS and CMBS of $102.4 million and $37.1 million, respectively, were unlinked. For the three and nine months ended September 30, 2012, the Company had net realized gains of $2.6 million from the unlinking of Linked Transactions.

The following table presents certain information related to the securities accounted for as a part of linked transactions:

				For the Three Months Ended September 30, 2012				For the Nine Months Ended September 30, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$399,457,214	$367,050,519	$371,859,013	$2,709,109	$3,129,536	$950,769	$6,789,414	$5,970,888	$5,837,405	$902,747	$12,711,040	4.76%	6.32
ABS	-	-	-	-	-	-	-	230,160	61,870	1,041,444	1,333,474	-	-
CMBS	-	-	-	208,153	641,313	1,661,167	2,510,633	660,386	731,559	1,661,167	3,053,112	-	-
Total	$399,457,214	$367,050,519	$371,859,013	$2,917,262	$3,770,849	$2,611,936	$9,300,047	$6,861,434	$6,630,834	$3,605,358	$17,097,626	4.76%	6.32

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions:

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$274,292,769	1.82%	0.05
	$274,292,769	1.82%	0.05

At September 30, 2012, the Company had real estate securities with a fair value of $46.5 million and restricted cash of $2.6 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $371.9 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

7. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of September 30, 2012, the Company’s outstanding warrants and shares of restricted common stock were as follows:

Warrants	2,366,500
Restricted stock held by the Manager	26,834
Restricted stock held by the independent directors	4,000

Each warrant entitles the holder to purchase half a share of the company’s common stock at a fixed price upon exercise of the warrant. During the three and nine months ended September 30, 2012, the average market value per share of the Company's common stock was above the exercise price of the warrants, and therefore included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and therefore are not considered to be participating shares. Restricted shares are analyzed for dilutive impact to weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2012 as well as the three months ended September 30, 2011 and the period from March 7, 2011 to September 30, 2011:

				Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	March 7, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income available to common stockholders for basic and diluted earnings per share	$60,430,279	$13,217,042	$116,298,495	$13,201,224

Denominator:
Basic weighted average common shares outstanding	19,336,154	9,339,516	16,439,100	4,130,940
Diluted effect of manager and director restricted stock and warrants	126,830	43,737	10,350	19,345
Diluted weighted average common shares outstanding	19,462,984	9,383,253	16,449,450	4,150,285

Basic Earnings Per Share of Common Stock:	$3.13	$1.42	$7.07	$3.20
Diluted Earnings Per Share of Common Stock:	$3.10	$1.41	$7.07	$3.18

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

8. Income Taxes

As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states recognize REIT status as well.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state and local tax examinations.

The Company has elected to treat one of its wholly-owned subsidiaries, AG MIT II, LLC, as a taxable REIT subsidiary, or TRS. In general, a TRS may hold assets and engage in activities that a Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of September 30, 2012, there was no activity in the Company’s TRS.

The Company intends to pay dividends on its common stock in an amount equal to at least 90% of its REIT taxable income, which is calculated generally before the dividends paid deduction and excluding net capital income, in order to maintain its qualification as a REIT for U.S. federal income tax purposes. In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for U.S. federal income tax purposes. A portion of the Company’s dividends may be characterized as capital gains or return of capital.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2012. The Company’s tax returns for the 2011 and 2012 tax years are open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, the policy is to classify them as a component of provision for income taxes.

9. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provides for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 upon the consummation of our IPO, the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under the management agreement.

Management fee

The Manager is entitled to a management fee equal to 1.50% per annum, calculated and paid quarterly, of the Company’s Stockholders’ Equity. For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

For the three and nine months ended September 30, 2012, the Company incurred management fees of approximately $1.7 million and $3.9 million, respectively.

Termination fee

The termination fee, payable for (1) the Company’s termination of the management agreement without cause or (2) the Manager’s termination of the management agreement upon a default in the company’s performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2012, no event of termination of the management agreement has occurred.

Expense reimbursement

The Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing our chief financial officer, general counsel and other employees as further described below.

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (1) the Company’s chief financial officer based on the percentage of his time spent on the Company’s affairs, (2) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (3) other corporate finance, tax accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three and nine months ended September 30, 2012 the Manager had incurred approximately $1.2 million and $3.0 million of reimbursable expenses, respectively. The Company has expensed into Other operating expenses $0.8 million during the current quarter which will be paid to Manager. The Manager waived its right to receive the remaining expense reimbursement of $0.4 million for the current quarter, in addition to the $1.8 million for the first six months of the year.

Restricted stock grants

On July 6, 2011 (the date of consummation of the initial public offering), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which will vest ratably on a quarterly basis over a three-year period that began on October 1, 2011, and (ii) restricted stock award agreements with the Company’s independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date.

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock are available to be awarded. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, has authority to provide for accelerated vesting upon the occurrence of certain events.

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

September 30, 2012

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

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of 3,205,000 units in the private placement. Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant has an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The private placement shares and private placement warrants were immediately separated and were issued separately, but were purchased together in the private placement. On July 6, 2011, we also entered into (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

On July 20, 2011, pursuant to the terms of the Underwriting Agreement, dated June 29, 2011, between the Company, the Manager, Angelo, Gordon and Deutsche Bank Securities Inc., as representative of the several underwriters (the “Underwriters”), the Underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock (the “Additional Shares”) at $20.00 per share. The over-allotment option to purchase up to an additional 825,000 shares of the Company’s common stock was granted in connection with the Company’s IPO of 5.5 million shares. The Company received gross proceeds of $16.0 million from the sale of the Additional Shares. At the completion of the offering, after giving effect to the partial exercise of the over-allotment option and the private placement, the Company sold a total of 10,005,000 shares of common stock and raised approximately $198.1 million in net proceeds.

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $19.00 per share, for aggregate gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offering were approximately $104.0 million, net of issuance costs of approximately $5.3 million.

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At September 30, 2012, approximately $672.4 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2012, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

On August 15, 2012, the Company completed a public offering of 6,000,000 shares of its common stock and simultaneously issued an additional 900,000 shares pursuant to the underwriters’ over-allotment option at a price of $23.29 per share. The Company received total gross proceeds of approximately $160.7 million. Net proceeds to the Company from the offering were approximately $152.7 million, net of underwriting discounts, commissions and expenses.

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation, or the Sales Agents, which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2012, the Company sold 5,000 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $119,000.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of our common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.

As of September 30, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 38,307 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. As of September 30, 2012, warrants were exercised by the cash exercise option, which resulted in the issuance of 163,749 shares of common stock for proceeds to the Company of $3.4 million.

During the quarter ended September 30, 2012, the Company declared a quarterly dividend to common stockholders totaling $17.6 million, or $0.77 per share, which was paid on October 26, 2012. For the nine months ended September 30, 2012, the Company declared dividends to common shareholders of $39.7 million, or $2.17 per share.

During the quarter ended September 30, 2012, the board of directors declared a distribution to the holders of the Series A Preferred Stock of $0.2521 per share for the partial quarterly period that began on the initial issuance date of the Series A Preferred Stock and ended on September 16, 2012. The distribution was paid on September 17, 2012 to stockholders of record as of August 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

11. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2012.

12. Subsequent Events

For the period from September 30, 2012 to November 14, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 16,924 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the same period, warrants were exercised by the cash exercise option, which resulted in the issuance of 72,500 shares of common stock for proceeds to the Company of $1.5 million.

For the period from September 30, 2012 to November 14, 2012, the Company issued 44,466 shares of common stock under the Equity Distribution Agreements. Net proceeds to the Company were $1.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “report,” we refer to AG Mortgage Investment Trust, Inc. as “we,” “us,” the “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our “Manager,” and we refer to the indirect parent company of our Manager, Angelo, Gordon & Co., L.P., as “Angelo, Gordon.”

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

Overview

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed assets, other real estate-related securities and financial assets. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo, Gordon. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

We currently are invested substantially in Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations, or CMOs. We also invest in Non-Agency RMBS, ABS and CMBS. These investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We also have the discretion to invest in other target assets, including residential and commercial loans. We expect, over time, to gradually and opportunistically allocate more capital among Non-Agency RMBS, ABS and CMBS assets when we are presented with compelling investment returns.

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

Recent developments

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $19.00 per share, for aggregate gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offerings were approximately $104.0 million, net of issuance costs of approximately $5.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses.

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation, or the Sales Agents, which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2012, the Company sold 5,000 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $119,000.

On August 15, 2012, the Company completed a public offering of 6,000,000 shares of its common stock and simultaneously issued an additional 900,000 shares pursuant to the underwriters’ over-allotment option at a price of $23.29 per share. The Company received total gross proceeds of approximately $160.7 million. Net proceeds to the Company from the offering were approximately $152.7 million, net of underwriting discounts, commissions and expenses.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses.

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20. At September 30, 2012, approximately $672.4 million of our capital stock was available for issuance under the registration statement.

As of September 30, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 38,307 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. As of September 30, 2012, warrants were exercised by the cash exercise option, which resulted in the issuance of 163,749 shares of common stock for proceeds to the Company of $3.4 million.

Market and interest rate trends

In September 2012, the Federal Reserve announced a program known as QE3 to purchase additional Agency RMBS at a pace of $40 billion per month. The Federal Reserve also announced it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new such purchases until the labor market improves. The Federal Reserve’s target range for the Federal Funds Rate will also be maintained between zero and 0.25% through at least mid-2015, which is six months longer than previously announced.

This open ended program was meant to put downward pressure on long term interest rates. Immediately following the announcement of QE3, prices on Agency RMBS reached record highs and although performance has been mixed since that time, yields and spreads on such assets have narrowed. This short term effect has reduced the correlation between mortgage rates and rates on U.S. Treasuries and interest rate swaps. During the nine months ended September 30, 2012 , the 10 Year U.S. Treasury rate decreased 24 basis points to 1.64%. This compares with a decrease of 104 basis points in the yield on par-priced Fannie Mae Agency RMBS backed by 30 year fixed rate mortgage loans to 1.84% at September 30, 2012 . This demand has come primarily from the Federal Reserve. Based on Agency RMBS issuance data from Fannie Mae, Freddie Mac and Ginnie Mae between July and September 2012, it is estimated that the Federal Reserve could purchase as much as 58% of monthly new issuance through the end of 2012.

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the Constant Prepayment Rate, or CPR, on our RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our RMBS.

See the caption “Risk Factors” in our Annual Report on Form 10-K (Commission File No. 001-35151), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, ABS and CMBS assets. Since our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Current labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, have been supportive of our Agency RMBS investments. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio. We expect to gradually and opportunistically allocate more capital among Non-Agency RMBS, ABS and CMBS assets when we are presented with attractive risk-adjusted investment returns.

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

As discussed in Note 2 to our financial statements, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout this Item 2 where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have un-linked the transactions and used the gross presentation as used for all other securities, and we have presented a reconciliation to GAAP. Despite the derivative classification per GAAP, we view the underlying investments and related repurchase agreements substantially the same as all other investments and financings. The presentation inclusive of linked transactions is consistent with how the Company’s management evaluates the business, and believes it provides the most accurate depiction of the Company’s investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of September 30, 2012:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$1,310,198,668	$1,363,326,761	$31,430,435	$1,394,757,196	3.01%	5.26
20 Year Fixed Rate	278,054,304	289,414,162	9,606,022	299,020,184	3.59%	6.35
30 Year Fixed Rate	1,814,505,818	1,921,608,676	38,831,070	1,960,439,746	3.73%	8.71
ARM	38,556,987	40,178,298	854,973	41,033,271	2.96%	5.82
Interest Only	1,198,052,615	253,502,327	4,899,792	258,402,119	6.06%	4.21
Credit Investments:
Non-Agency RMBS	827,153,363	742,163,915	7,261,156	749,425,071	4.95%	5.96
ABS	31,375,000	31,324,613	11,488	31,336,101	5.40%	1.47
CMBS	121,916,342	119,665,525	1,456,988	121,122,513	4.97%	4.12
Interest Only	650,756,644	70,665,300	403,880	71,069,180	2.31%	4.34
Total: Non-GAAP Basis - Including Linked Transactions	$6,270,569,741	$4,831,849,577	$94,755,804	$4,926,605,381	4.06%	6.07

Linked Transactions	$399,457,214	$367,050,519	$4,808,494	$371,859,013	4.76%	6.32

Total: GAAP Basis - Excluding Linked Transactions	$5,871,112,527	$4,464,799,058	$89,947,310	$4,554,746,368	4.01%	6.05

As mentioned above, our investments have been primarily focused in Agency RMBS given the relative ease of funding and superior liquidity. We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Our Non-Agency RMBS are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through September 30, 2012, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS portfolios through the use of repurchase agreements.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of September 30, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,656,350,000	0.74%	15.4	8.3%
31-60 days	582,068,000	0.48%	44.9	5.4%
61-90 days	297,628,000	0.52%	70.7	7.2%
Greater than 90 days	5 81,475,386	0.70%	170.2	7.7%
Total: Non-GAAP Basis - Including Linked Transactions	$4,117,521,386	0.68%	45.4	7.7%

Linked Transactions	$274,292,769	1.82%	19.4	12.7%

Total: GAAP Basis - Excluding Linked Transactions	$3,843,228,617	0.60%	47.3	7.3%

The following table presents a reconciliation of our leverage ratio at September 30, 2012 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,266,204,719	$704,478,303	6.06	x
Non-GAAP Adjustments	274,292,769	-
GAAP Leverage	3,991,911,950	704,478,303	5.67	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades as of September 30, 2012.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 26 counterparties, under which we have outstanding debt with all 26 counterparties at September 30, 2012. At September 30, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and forward-starting, one-and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about the Company’s interest rate swaps as follows:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$204,500,000	1.000%	0.440%	1.79
2015		334,025,000	1.131%	0.406%	2.63
2016		307,500,000	1.157%	0.389%	3.52
2017	*	385,000,000	1.027%	0.390%	4.94
2018	*	270,000,000	1.379%	0.388%	5.87
2019		290,000,000	1.472%	0.419%	6.78
2022		50,000,000	1.685%	0.415%	9.93
Total/Wtd Avg		$1,841,025,000	1.204%	0.403%	4.50

* These figures include forward starting swaps with a total notional of $300.0 million and a weighted average start date of November 14, 2012. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of September 30, 2012.

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

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2012:

For the Three Months Ended September 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$-	$275,000,000	$(275,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

For the Nine Months Ended September 30, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$495,000,000	$(595,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

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

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates, we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS and CMBS). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the three months ended September 30, 2012 vs. the three months ended September 30, 2011 and the nine months ended September 30, 2012 vs. the period from March 7, 2011 to September 30, 2011:

				Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	March 7, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$28,285,116	$8,726,394	$60,164,752	$8,726,394
Interest expense	4,228,610	590,247	8,506,041	590,247
	24,056,506	8,136,147	51,658,711	8,136,147

Other Income
Net realized gain	4,105,323	4,291,139	14,087,123	4,291,139
Gain on linked transactions, net	6,688,111	204,727	13,492,268	204,727
Realized loss on periodic interest settlements of interest rate swaps, net	(2,471,590)	(986,502)	(6,061,954)	(986,502)
Unrealized loss on derivative instruments, net	(13,371,486)	(6,562,093)	(26,793,133)	(6,562,093)
Unrealized gain on real estate securities, net	45,917,570	9,694,455	78,755,229	9,694,455
	40,867,928	6,641,726	73,479,533	6,641,726

Expenses
Management fee to affiliate	1,657,701	742,557	3,903,378	742,557
Other operating expenses	1,653,547	739,452	3,227,786	755,270
Equity based compensation to affiliate	120,612	78,822	312,712	78,822
Excise tax	272,195	-	605,773	-
	3,704,055	1,560,831	8,049,649	1,576,649

Net Income	$61,220,379	$13,217,042	$117,088,595	$13,201,224

Share Data:
Earnings Per Share of Common Stock:
Basic	$3.13	$1.42	$7.07	$3.20
Diluted	$3.10	$1.41	$7.07	$3.18

Dividends Declared per Share of Common Stock	$0.77	$0.40	$2.17	$0.40

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements is our net interest margin. During the three months ended September 30, 2012, the weighted average cost of securities and repurchase agreements was $3.7 billion and $3.2 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.48%, and the average rate paid on repurchase agreements was 0.67%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2012 was 0.31%. During the three months ended September 30, 2011, we had a weighted average cost of securities and repurchase agreements of $1.0 billion and $875.8 million, respectively. On an annualized basis, the average yield earned on the assets was 3.50%, and the average rate paid on repurchase agreements was 0.27%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2011 was 0.45%.

During the nine months ended September 30, 2012, we had a weighted average cost of securities and repurchase agreements of $2.8 billion and $2.4 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.36%, and the average rate paid on repurchase agreements was 0.61%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the nine months ended September 30, 2012 was 0.34%. During the period from March 7, 2011 to September 30, 2011, we had a weighted average cost of securities and repurchase agreements of $1.0 billion and $875.8 million, respectively. On an annualized basis, the average yield earned on the assets was 3.50%, and the average rate paid on repurchase agreements was 0.27%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the period from March 7, 2011 to September 30, 2011 was 0.45%.

Realized and unrealized gains (losses) on investments and derivatives

During the three months ended September 30, 2012, we sold certain real estate securities realizing net gains of $1.9 million, settled certain derivatives realizing a net loss of $0.4 million and recorded net realized gains of $2.6 million from the unlinking of securities previously accounted for as derivatives through linked transactions. During the nine months ended September 30, 2012, we sold certain real estate securities realizing a net gain of $9.5 million, settled certain derivatives realizing a net gain of $2.0 million and realized net gains of $2.6 million from the unlinking of securities previously accounted for as derivatives through linked transactions. We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

During the three months ended September 30, 2011, and for the period from March 7, 2011 to September 30, 2011, we sold certain real estate securities realizing net gains of $4.3 million.

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

Management fees and other expenses

For the three and nine months ended September 30, 2012, our management fees were $1.7 million and $3.9 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses.

For the three months ended September 30, 2011, and for the period from March 7, 2011 to September 30, 2011, management fees were $0.7 million.

For the three and nine months ended September 30, 2012, other operating costs were $1.7 million and $3.2 million, respectively. The amount was primarily comprised of expenses reimbursable to the Manager, professional fees, insurance and director’s fees.

For the three months ended September 30, 2011, and for the period from March 7, 2011 to September 30, 2011, other operating costs were $0.8 million.

The Company has expensed into Other operating expenses $0.8 million during the current quarter which will be paid to Manager. The Manager waived its right to receive the remaining expense reimbursement of $0.4 million for the current quarter, in addition to the $1.8 million for the first six months of the year.

 Book value per share

As of September 30, 2012, our book value per common share was $23.71.

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

At September 30, 2012, we had $80.5 million of cash available to support our liquidity needs. Additionally, we had $188.3 million of Agency RMBS that had not been pledged as collateral under any of our agreements. We intend to use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We expect to generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 26 counterparties, allowing the Company to utilize leverage in its operations. As of September 30, 2012, we had debt outstanding of $4.1 billion with all 26 counterparties, including repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between October 1, 2012 and June 17, 2013. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms may include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at September 30, 2012:

September 30, 2012
Overnight	$-
Within 30 days	2,656,350,000
30 to 59 days	582,068,000
60 to 89 days	297,628,000
90 to 119 days	-
Greater than or equal to 120 days	5 81,475,386
Total: Non-GAAP Basis - Including Linked Transactions	$4,117,521,386

Linked Transactions	$274,292,769

Total: GAAP Basis - Excluding Linked Transactions	$3,843,228,617

The Company enters into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings, resulting in an embedded repurchase agreement. As of September 30, 2012, the Company has eighteen linked transactions resulting in $274.3 million of embedded repurchase agreements with a weighted average rate of 1.82%. The weighted average contractual maturity of the repurchase agreements is October 19, 2012.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of September 30, 2012, we have entered into $1.8 billion notional of LIBOR swaps that have variable maturities between July 2014 and September 2022.

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

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and general corporate expenses.

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

Contractual obligations

As of September 30, 2012, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholder’s equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. For the three and nine months ended September 30, 2012 the Manager had incurred approximately $1.2 million and $3.0 million of reimbursable expenses, respectively. The Company has expensed into Other operating expenses $0.8 million during the current quarter which will be paid to Manger. The Manager waived its right to receive the remaining expense reimbursement of $0.4 million for the current quarter, in addition to the $1.8 million for the first six months of the year.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

We have presented a table that details the contractual maturity of our repurchase agreements at September 30, 2012. Refer to the Liquidity and Capital Resources section for the table. As of September 30, 2012, the Company is obligated to pay accrued interest on its repurchase agreements in the amount of $2.1 million.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of September 30, 2012, our maximum exposure to loss on linked transactions is $371.9 million. See the Investment Activities section of this Item 2 for further details.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us, and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. We have no credit derivative investments as of September 30, 2012.

The Company has entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on the trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of September 30, 2012, we did not have any TBA positions outstanding. See the Investment Activities section of this Item 2 for further details.

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

Management agreement

On June 29, 2011, we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo, Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Grants of restricted common stock

As of September 30, 2012, we have granted an aggregate of 12,008 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2012, 21,424 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 9 to our financial statements included in this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of any follow-on offerings to acquire assets in our target asset classes; we may fund our quarterly distributions out of such net proceeds.

During the quarter ended September 30, 2012, the Company declared a quarterly dividend to common stockholders totaling $17.6 million, or $0.77 per share, which was paid on October 26, 2012. For the nine months ended September 30, 2012, the Company declared dividends to common stockholders of $39.7 million, or $2.17 per share.

During the quarter ended September 30, 2012, the board of directors declared a distribution to the holders of the Series A Preferred Stock of $0.2521 per share for the partial quarterly period that began on the initial issuance date of the Series A Preferred Stock and ended on September 16, 2012. The distribution was paid on September 17, 2012 to stockholders of record as of August 31, 2012.

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. For the foreseeable future, the majority of our repurchase agreements will generally be short term in nature with each repurchase agreement having a term of between 30 and 90 days. The financing rate on these agreements will generally be fixed at the outset of each repurchase transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest margin between the related assets and borrowings and may even result in losses. In an attempt to offset the increase in funding costs related to rising short term interest rates, our Manager enters into hedging transactions structured to provide us with positive cash flow in the event short term interest rates rise. Our Manager accomplishes this through the use of interest rate swaps, interest rate caps and other derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

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

The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2012.

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

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-12.50%	-16.20%
+50	-5.10%	-8.10%
-50	3.40%	5.30%
-100	-0.30%	5.30%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of September 30, 2012.

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

Prepayment risk

Premiums arise when we acquire real estate securities at a price in excess of the principal balance of the mortgages securing such real estate securities (i.e., par value). Conversely, discounts arise when we acquire real estate securities at a price below the principal balance of the mortgages securing such real estate securities. Premiums paid on our real estate securities are amortized against interest income and accretable purchase discounts on our real estate securities are accreted to interest income. Purchase premiums on our real estate securities, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the constant prepayment rate (“CPR”), will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments could result.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

We cannot predict the impact of “QE3” on the prices and liquidity of Agency RMBS or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

On November 25, 2008, the Federal Reserve announced a program to purchase Agency RMBS in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. The Federal Reserve announced on November 3, 2010 that it intended to purchase an additional $600 billion of long-term securities by the end of the second quarter of 2011, at a pace of about $75 billion per month. On September 13, 2012, the Federal Reserve announced an open-ended program to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program, which we refer to as QE3, when combined with existing programs to extend the average maturity of the Federal Reserve’s holdings of securities and reinvest principal payments from the Federal Reserve's holdings of agency debt and Agency RMBS into Agency RMBS, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion each month through the end of 2012.

The Federal Reserve also announced that it will keep the target range for the federal funds rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the impact of these programs or any future actions by the Federal Reserve on the prices and liquidity of Agency RMBS or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a commodity pool, which would cause its directors to be regulated as commodity pool operators ("CPOs"). Under the new rules, which become effective on October 12, 2012 for those who become CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (“NFA”), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We, along with numerous other mortgage REITs, have submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. However, at this time, our directors do not intend to register as CPOs with the NFA. While we have reason to believe that the CFTC may provide us with exemptive relief prior to December 31, 2012, there can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC. For example, exemptive relief might limit our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin and premiums for such hedges will exceed three percent of the fair market value of our total assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2012, the Company issued 202,056 shares of common stock upon the exercise of 838,500 outstanding warrants to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.  The warrants had been received by the holders in connection with the Company’s initial public offering that closed on July 6, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
* 3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 21, 2012.

*4.4	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 21, 2012.

*10.1	Master Repurchase and Securities Contract dated as of April 9, 2012 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.2	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 14, 2012	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

November 14, 2012	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
September 30, 2012

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 21, 2012.

*4.4	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 21, 2012.

*10.1	Master Repurchase and Securities Contract dated as of April 9, 2012 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.2	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

