Form 10-K
period 2012-12-31
AG Mortgage Investment Trust, Inc.
filed 2013-03-06
CIK 1514281

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35151

AG MORTGAGE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(212) 692-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share 8.25% Series A Cumulative Redeemable Preferred Stock 8.00% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange (NYSE) New York Stock Exchange (NYSE) New York Stock Exchange (NYSE)

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $338,890,294 based on the closing sales price on the New York Stock Exchange on June 29, 2012.

As of February 28, 2013, there were 27,459,346 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2013 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

We are currently invested substantially in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations, or CMOs. We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed-and floating-rate securities, including investment grade and non-investment grade. We have invested in other target assets, including commercial mortgage-backed securities, or CMBS, and asset backed securities, or ABS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial mortgage loans and indirect interests in real estate. We have the discretion to invest in other target assets such as residential mortgage loans, other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

We were incorporated in Maryland on March 1, 2011, and commenced operations in July 2011. In July 2011, we successfully completed our initial public offering, or IPO, pursuant to which we sold 6,300,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $126.0 million. Concurrently with the consummation of our IPO, we completed a private placement in which we sold 3,205,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.5 shares of our common stock, at a price of $20.00 per unit. Each warrant has an exercise price of $20.50 per share. In addition, we sold 500,000 private placement shares of our common stock to AG Funds, an affiliate of Angelo, Gordon, and two of our officers, at a price of $20.00 per share. The gross proceeds to us from the private placement were $74.1 million. Collectively, we received net proceeds from our IPO, the private placement and the exercise of the underwriters’ over-allotment option of approximately $198.1 million after subtracting expenses incurred in connection with formation of $2.0 million.

In 2012 we raised approximately $353.5 million in net proceeds from sales of common stock and approximately $161.2 million in net proceeds from two preferred stock offerings.

As of December 31, 2012 and per our GAAP consolidated balance sheet, we have a $4.5 billion investment portfolio, which consists of $3.8 billion, or 83.4%, of Agency RMBS and $753.7 million, or 16.6% of assets in our credit portfolio. Our investment portfolio gross of linked transactions is $4.9 billion, which consists of $3.8 billion, or 77.8%, of Agency RMBS and $1.1 billion, or 22.2% of assets in our credit portfolio. Refer to Item 7 for a discussion on linked transactions. We have also entered into $2.2 billion notional amount of pay-fixed receive-LIBOR swaps as of December 31, 2012. This compares with $1.3 billion, or 94.3% of Agency RMBS and $76.9 million, or 5.7% of assets in our credit portfolio per our December 31, 2011 GAAP consolidated balance sheet. Our investment portfolio gross of linked transactions was $1.4 billion, which consisted of $1.3 billion, or 91.0% of Agency RMBS and $124.8 million, or 9.0% of assets in our credit portfolio as of December 31, 2011. We had entered into $793.0 million notional amount of pay-fixed receive-LIBOR swaps as of December 31, 2011.

Our stock is traded on the New York Stock Exchange, (“NYSE”), under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA and MITT PrB, respectively.

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

Our manager

We are externally managed and advised by AG REIT Management, LLC, a subsidiary of Angelo, Gordon. Angelo, Gordon is an SEC-registered investment adviser with approximately $25 billion under management as of December 31, 2012. Angelo, Gordon’s platform is composed of a broad range of alternative investment strategies, including RMBS, CMBS, ABS, commercial real estate, net lease real estate, distressed credit, leveraged loans and private equity. Our Manager also is an SEC-registered investment advisor.

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

Current market opportunities

Residential market opportunities

According to the most recent Corelogic data, approximately one out of every four mortgages currently exceeds the value of the related home, however this number has been decreasing due in large part to an improvement in price levels on housing. Inclusive of distressed sales, home prices nationwide increased by 8.3 percent on a year-over-year basis in December 2012 as compared with December 2011. This change represents the 10th consecutive monthly increase in home prices nationally. The housing market continues to show further signs of stabilization and recovery and REO to rental programs continue to provide a floor to housing prices. The expectation of low interest rates for a longer period of time and the low level of mortgage rates are further providing a floor to housing prices.

While we anticipate mortgage loan delinquencies and credit losses will remain relevant, housing conditions are showing continued improvement and we believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. U.S. government and central bank actions, such as government sponsored enterprise mortgage-backed securities purchases, the Home Affordable Refinance Program, Home Affordable Modification Program and Public-Private Investment Program, all of which were designed to lower mortgage rates, stabilize home values and restore credit flows in the financial sector and to the broader economy have provided more attractive investments to our credit portfolio. As the U.S. economy continues to heal and consumers de-lever their household balance sheets, we expect credit defaults to decrease.

Involuntary prepayments, also known as borrower defaults, continue to play a significant role in Agency RMBS performance as do loan modifications and government modification initiatives. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into Agency RMBS performance drivers.

In September 2012, the Federal Reserve announced a program known as QE3 to purchase additional Agency RMBS at a pace of $40 billion per month, and in December 2012, monthly Treasury purchases of $45 billion were added to the program. The Federal Reserve also announced it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new such purchases until the labor market improves. The Federal Reserve’s target range for the Federal Funds Rate will also be maintained between zero and 0.25% as long as inflation is not forecast to rise more than 2.5% and unemployment remains above 6.5%, a policy updated from September 2012, when calendar-based guidance of mid-2015 was provided to the markets.

This open ended program was meant to put downward pressure on long term interest rates. Immediately following the announcement of QE3, prices on Agency RMBS reached record highs and although performance has been mixed since that time, yields and spreads on such assets have narrowed. This short term effect has reduced the correlation between mortgage rates and rates on U.S. Treasuries and interest rate swaps. During the year ended December 31, 2012 the 10 Year U.S. Treasury rate decreased 11.9 basis points to 1.76%. This compares with a decrease of 65 basis points in the yield on par-priced Fannie Mae Agency RMBS backed by 30 year fixed rate mortgage loans to 2.23% at December 31, 2012. This demand has come primarily from the Federal Reserve.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Our target assets include Agency RMBS, Non-Agency RMBS, CMBS and other real estate-related assets. Following our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. We believe that yields and net interest spreads on securities that are currently available for investment are generally lower than what we have historically realized in our portfolio. Our goal for much of 2012, and looking forward to 2013, centers around deploying an increasing portion of our capital into attractive credit investments. While this shift had always been our strategy, the presence of QE3 and other factors limiting the supply of high quality assets strengthened our focus especially in the second half of 2012.

As of December 31, 2012, the fair value of our investment portfolio consisted of 83.4% Agency RMBS, 12.5% Non-Agency RMBS, 0.7% ABS, 3.3% CMBS, and 0.1% commercial mortgage loans. This compares with 2011, when the fair value of our investment portfolio consisted of 94.3% Agency RMBS, 4.4% non-Agency RMBS, 0.3% ABS and 1.0% CMBS.

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

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. Generally, we intend to use, on a debt-to-equity basis, up to 6 to 9 times leverage on our Agency RMBS assets. With respect to our Non-Agency RMBS and other credit securities, we intend to use 2 to 4 times leverage, except in conjunction with securitizations which provide term financings that may be available to us depending upon market conditions. For these asset classes based upon the equity allocation as of December 31, 2012 and on an aggregate debt-to-equity basis, we do not generally expect to exceed, on a debt-to-equity basis, a 9-to-1 leverage ratio. As of December 31, 2012 our non-GAAP and GAAP debt-to-equity leverage ratios were 5.26 to-1 and 4.91-to-1, respectively which reflects our current mix of Agency RMBS, Non-Agency RMBS, and other real estate related assets.

We finance our investments in real estate securities primarily through short-term borrowings structured as repurchase agreements.

As of December 31, 2012, we had entered into master repurchase agreements, or MRAs, with 30 counterparties, under which we had borrowed an aggregate $3.9 billion from 29 counterparties. As of December 31, 2012, the borrowings under repurchase agreements had maturities between January 2, 2013 and June 17, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2012, we had entered into $2.2 billion notional of pay-fixed receive-LIBOR swaps that have variable maturities between July 14, 2014 and September 6, 2022.

Risk management strategy

Our overall portfolio strategy is designed to generate attractive returns through various phases of the economic cycle. We believe that our broad approach within the real estate market, which considers all major categories of real estate assets, allows us to invest in a variety of attractive investment opportunities and help insulate our portfolio from some of the risks that arise in a single collateral type or single risk strategy. We believe that Angelo, Gordon has a strong reputation for risk management and compliance. Angelo, Gordon’s investment philosophy combines in-depth research, a conservative valuation approach and diversification to achieve investment returns.

The components of our risk management strategy are:

•	Disciplined adherence to risk-adjusted return. Our Manager deploys capital only when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.

•	Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the $13 trillion U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities (prime conforming, jumbo, Alt-A and subprime) and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are unattractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our mortgage portfolio is less likely to suffer from dislocations in specific sectors of the market. We believe a diversified mortgage portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns more resistant to changes in the interest rate and consumer credit environment.

•	Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.

•	Active hedging and rebalancing of portfolio. Our Manager evaluates periodically the risk portion of our portfolio against preestablished risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate and credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio (so-called carry trade), on the other end of the risk spectrum.

•	Limiting exposure to single event. Our Manager attempts to reduce our exposure to a single adverse occurrence. These types of idiosyncratic risks, if too large and unmanaged, can result in large swings in profitability and present a significant negative impact on the creditworthiness of the issuer. Our Manager seeks to mitigate this exposure through prescribed risk tolerances that govern, among other things:

•	establishing geographic concentration limits on all Non-Agency and Agency RMBS and loans in our portfolio;

•	limiting our maximum exposure to a single borrower; and

•	limiting a portion of our investment portfolio to a single year of interest rate reset.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to extend risk taking capacity during periods of changing market fundamentals.

Our investments

Our target asset classes

As noted above, as of December 31, 2012, the fair value of our investment portfolio comprised 83.4% of Agency RMBS, 12.5% of Non-Agency RMBS, 0.7% of ABS, 3.3% in CMBS, and 0.1% of commercial mortgage loans. We expect our portfolio, over time, will include a more significant portion of credit assets. We have the discretion to invest in these and other target assets (as described below).

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

•        Residential mortgage loans secured by residential real property, including prime, Alt-A, and subprime mortgage loans.

•        Commercial mortgage loans secured by commercial real property, including mezzanine loans and preferred equity.

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

Distribution policy

We have paid the following common dividends:

2011
Declaration Date	Record Date	Payment Date	Dividend Per Share
9/19/2011	9/30/2011	10/27/2011	$0.40
12/14/2011	12/30/2011	1/27/2012	0.70

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

We intend to continue to make regular quarterly distributions to holders of our common stock. We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. Distributions to our stockholders will be generally taxable to our stockholders as ordinary income, although a portion of our distributions may be designated by us as capital gain or qualified dividend income or may constitute a return of capital. For the year ended December 31, 2012, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2013. In conjunction with this, we accrued an excise tax of $1.7 million, which is included in the excise tax line item on the accompanying consolidated statements of operations in Item 8. We have paid the following preferred dividends:

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	0.44

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon investment professionals provides competitive advantages to us. Angelo, Gordon has over 100 investment professionals across its lines of investment disciplines. Of those, over 60 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team is led by Jonathan Lieberman and has twelve investment professionals, including portfolio managers, traders, analysts, and statisticians. The senior investment professionals have broad experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. The RMBS team has oversight from Michael Gordon, John Angelo and David Roberts who have an average of over 38 years of investment experience. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

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

Access to Angelo, Gordon’s well developed infrastructure and asset management systems

Angelo, Gordon has invested and continues to invest in the technology, analytics and systems that we believe are required to effectively and comprehensively evaluate potential RMBS investments. Our Manager’s investment team and Angelo, Gordon’s technology group have developed proprietary databases, portfolio systems and quantitative models to enhance valuation analytics (pipeline modeling, roll rates and severity of loss). Our Manager’s RMBS investment team has developed proprietary prepayment, default, delinquency roll rate and loss severity models to analyze current mark-to-market home values on a loan-by-loan basis using borrower monthly performance statistics, credit characteristics and home price appreciation (or depreciation) by metropolitan statistical area for most of the RMBS market.

Access to Angelo, Gordon’s accounting, tax and internal risk control management systems

Our Manager utilizes Angelo, Gordon’s well developed accounting, tax and internal control departments, comprising over 40 certified public accountants. Additionally, our Manager has access to Angelo, Gordon’s technology, client service, disaster recovery and operational infrastructure to support our operations. We believe that Angelo, Gordon has a strong reputation for risk management and compliance.

Operating and regulatory structure

REIT qualification

We have elected to be treated as a REIT under Sections 856 through 859 of the Code. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, any income earned by a taxable REIT subsidiary, or TRS, such as AG MIT II, LLC, AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC will be subject to corporate income taxation.

Investment Company Act exemption

We conduct our operations so that we and each of our subsidiaries maintain an exemption from the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called “private investment company” exemptions).

We are not engaged, except to a minor extent, in actively investing, reinvesting or trading in securities. Rather, we are primarily engaged in the business of owning or holding the securities of our wholly owned or majority-owned subsidiaries that are in real estate-related businesses. Therefore, we believe that we are not an investment company as defined in Section 3 (a)(1)(A).

We also believe we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) or Section 3(c)(6) of the Investment Company Act. We describe Sections 3(c)(5)(C) and 3(c)(6) further below. Because entities relying on Section 3(c)(5)(C) or Section 3(c)(6) are not investment companies, our interests in those subsidiaries do not constitute “investment securities.” To the extent that our subsidiaries qualify only for either the Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. We continuously monitor our holdings on an ongoing basis to determine our compliance with that test.

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

We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency RMBS partial pool certificates and Non-Agency partial pool RMBS.

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

Restrictions on ownership and transfer of shares

Our charter, subject to certain exceptions, prohibits any person from directly or indirectly owning (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock, or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock. We refer to those limitations in this report collectively as the share ownership limits. Our articles of incorporation also prohibit any person from directly or indirectly owning shares of any class of our stock if such ownership would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.

Our charter generally provides that any capital stock owned or transferred in violation of the foregoing restrictions will be deemed to be transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee will acquire no rights in such shares. If the foregoing is ineffective for any reason to prevent a violation of these restrictions, then the transfer of such shares will be void ab initio.

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

Staffing

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo, Gordon or its affiliates. We have no employees. Angelo, Gordon has over 280 employees.

Available Information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com. We make available free of charge on, or through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

In accordance with our management agreement, we are externally advised by our Manager, and all of our officers are employees of our Manager or its affiliates. We have no separate facilities and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager, now or in the future, including other Angelo, Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies. Furthermore, our Manager has the sole discretion to hire and fire its employees, and our board of directors and stockholders have no authority over the individual employees of our Manager, although our board of directors does have authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. In addition, the management agreement does not require our Manager to dedicate specific personnel to us or to require personnel servicing our business to allocate a specific amount of time to us. The failure of any of our Manager’s key personnel to service our business with the requisite time and dedication, or the departure of such personnel from our Manager, or the failure of our Manager to attract and retain key personnel, would materially and adversely affect our ability to execute our business plan. Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of Angelo, Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

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

Although we are subject to Angelo, Gordon’s allocation policy which specifically addresses some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Our Manager may be precluded from transacting in particular investments in certain situations, including but not limited to situations where Angelo, Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo, Gordon or any of its affiliates possess material, non-public information. Consistent with Angelo, Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to apply regulatory requirements, client guidelines and/or contractual obligations. Angelo, Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo, Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo, Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo, Gordon change and develop over time, additional issues and considerations may affect Angelo, Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities.

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

We are required to reimburse our Manager for operating expenses related to the Company that are incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. For the year ended December 31, 2012 and the period ended December 31, 2011, the Manager had incurred approximately $4.4 million and $1.9 million, respectively, of reimbursable expenses. The Company has expensed into Other operating expenses $2.2 million during the year ended December 31, 2012 and $0.0 million for the period ended December 31, 2011 and the Manager waived its right to receive the expense reimbursements of $2.2 million and $1.9 million, respectively. As such, our Other operating expenses for the year ended December 31, 2012 and the period ended December 31, 2011 are lower than they otherwise would be, had our Manager not waived its right to certain reimbursements. If our Manager decides in the future not to grant such waiver, our operating expenses would increase and such increase may be substantial.

Risks related to our business

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We invest primarily in RMBS, as well as other assets such as CMBS, ABS and mortgage loans. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

We may also change our investment strategies and policies and target asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, its current assets or the investments contemplated in this report. A change in our investment strategies and policies and target asset classes may increase our exposure to interest rate risk, default risk and real estate market fluctuations, which could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

Our business is highly dependent on the communications and information systems of our Manager. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and ability to make distributions to our stockholders.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Recent announcements of deficiencies in foreclosure documentation by, among others, several large mortgage servicers have raised various concerns relating to foreclosure practices. A number of mortgage servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they review and correct their foreclosure practices. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia has announced it is reviewing foreclosure practices in their various jurisdictions. The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Prior to making investments in RMBS, our Manager carefully considers many factors, including housing prices and foreclosure timelines, and estimate loss assumptions. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS. The Manager is actively reviewing and monitoring the deficiencies and delays in the foreclosure process and assessing its potential impact on our business, financial condition, and results of operations.

Risks related to U.S. government programs

Although the immediate effect of “QE3” was an increase of Agency RMBS prices, there is no certainty as to what effect QE3 and other recently announced governmental actions might have in the future on the price and liquidity of the securities in which we invest. However, the confluence of such factors as QE3 and further governmental efforts to increase home loan refinancing opportunities could simultaneously raise Agency RMBS prices and increase prepayment activity, which could place downward pressure on our net interest margin.

On September 13, 2012, the U.S. Federal Reserve, or the Federal Reserve, announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the Federal Reserve's holdings of securities, which is known as “Operation Twist” and described below, and reinvest principal and interest payments from the Federal Reserve's holdings of agency debt and Agency RMBS into Agency RMBS, QE3 was expected to increase the Federal Reserve's holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates.

The immediate impact of the announcement of QE3 was an increase in Agency RMBS prices. This effect was especially pronounced on Agency RMBS that the Federal Reserve was expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. We do not anticipate targeting for acquisition the same securities the Federal Reserve has targeted to date, although the securities targeted by the Federal Reserve could change. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our target securities could decrease our net interest margin. To the extent QE3 decreases the liquidity in the market of our target securities, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.

The downgrade of the U.S.'s and certain European countries' credit ratings, any future downgrades of the U.S.'s and certain European countries' credit ratings and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling may materially adversely affect our business, liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Government fails to achieve a plan to avoid the “fiscal cliff,” which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. Government adopted legislation in December 2012 to address the planned tax increases, but deferred many of the automatic spending cuts for two months. In January 2013 the U.S. Government adopted legislation to suspend the debt ceiling for three months. Further, Moody's and Fitch have each warned that they may downgrade the U.S. Government's rating if the federal debt is not stabilized. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, or the FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. Together with the U.S. Treasury and the U.S. Federal Reserve, the FHA has undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio of targeted investments and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. The effect of the actions taken by the U.S. Government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It is also possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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

As recently as the State of the Union Address in January 2013, President Obama urged Congress to adopt additional legislation to further assist homeowners, including those whose mortgages exceed the value of their homes, to refinance their mortgages and reduce the principal and interest payments on their mortgages. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with Non-Agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, mortgage-backed securities that we may purchase.

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

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships , which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market , which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

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

Risks related to financing and hedging

We may incur significant debt in the future, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

Subject to market conditions and availability, we may further increase our debt in the future. We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income will result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact the ability to refinance or modify loans and/or to sell real estate assets owned.

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

Our ability to fund our purchases of RMBS and other ABS may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements represent commitments of capital, lenders may respond to market conditions by making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide duel financing.

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

Moreover, the amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuation of the RMBS and other ABS that secure the outstanding borrowings. If we are unable to access or maintain financing for our RMBS and other assets, it could have a material adverse effect on our results of operations, financial condition, business and liquidity.

Our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.

As of December 31, 2012, we have entered into MRAs with 30 counterparties, under which we have borrowed an aggregate $3.9 billion from 29 counterparties. As of December 31, 2012, the borrowings under repurchase agreements have maturities between January 2, 2013 and June 17, 2013. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

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

In such structures, our lenders typically would not have a general claim against us as an entity, as opposed to the assets themselves. We also may finance our investments on a long-term basis through issuances of equity and non-collateralized debt in the capital markets or otherwise, to the extent such financing is available. We may utilize these financing structures if and when they become available. Generally, we seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. We also bear the risk that we will not be able to obtain new short-term facilities or will not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We will also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase the securities for their initial value but will receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

Our use or future use of repurchase agreements to finance our RMBS, ABS and CMBS may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

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

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner.

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

Risks related to our investments

Difficult conditions in the residential real estate market may cause us to experience market losses related to our holdings.

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

We may not realize gains or income from our investments and we may experience a decline in the market value of our assets.

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

Increases in interest rates may negatively affect the market value of our assets. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we are required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale. We are required to evaluate our assets on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security on which we have not made a mark to market election is other-than-temporarily impaired, and we do not intend to sell and it is not more likely than not that we will be required to sell the security, we would reduce the value of such security on our balance sheet by recording an impairment charge in our statement of operations.

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

Given the complexity of certain of our investments and strategies, our Manager must rely heavily on analytical models (both proprietary models developed by our Manager and those supplied by third parties) and information and data supplied by third parties, or Models and Data. Models and Data are used to value investments or potential investments and also in connection with hedging our investments. When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on Models and Data, especially valuation models, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty Models and Data may prove to be unsuccessful. Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

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

Risks related to our organization and structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate related assets (including our qualifying real estate assets). We treat CMBS, debt and equity securities of companies primarily engaged in real estate businesses, Agency partial pool certificates, Non-Agency partial pool RMBS and mezzanine loans secured by an interest in commercial real estate as real estate related assets. Although CMOs are real estate related assets, they are not “qualifying real estate assets” for purposes of the Investment Company Act.

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in RMBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should be allowed to continue relying on such exemption from registration.

If we fail to qualify for this exemption, or the SEC determines that companies that invest in RMBS are no longer able to rely on this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (and in some cases the fund's directors) to be regulated as “commodity pool operators,” or CPOs. Under new rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association , or NFA. Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or our operations to be a commodity pool as to which CPO registration or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including its anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

We operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Complying with the REIT requirements can be difficult and may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue otherwise attractive investments in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold certain assets through, and derive a significant portion of our taxable income and gains in, TRSs. Such subsidiaries are subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

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

The failure of assets subject to repurchase agreements to be treated as owned by us for U.S. federal income tax purposes could adversely affect our ability to qualify as a REIT.

We have entered and may in the future enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we are treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

We have acquired distressed debt and may acquire distressed debt in the future. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (i) the date we agreed to acquire the loan or (ii) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test. Revenue Procedure 2011-16 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (i) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (ii) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of distressed debt. It will be less helpful if the value of the distressed debt increases over time. Under the safe harbor, when the current value of a distressed debt exceeds the fair market value of the real property that secures the debt, determined as of the date we committed to acquire the debt, the excess will be treated as a non-qualifying asset. Accordingly, an increasing portion of a distressed debt will be treated as a non-qualifying asset as the value of the distressed debt increases. Additionally, Revenue Procedure 2011-16 states that the IRS will treat distressed debt secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (i) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (ii) the face amount of the debt (and not the purchase price or current value of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt that is secured by real property and other property may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of such distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT.

Our ability to invest in and dispose of “to-be-announced” securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We purchase Agency RMBS through “to-be-announced” forward contracts, or TBAs. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our net investment in TBAs and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and will limit our investments in TBAs with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBAs and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through TBAs and to dispose of contracts for forward settling transactions, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that TBAs should be treated as qualifying assets or that income and gains from dispositions of TBAs should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBAs, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or if the value of our investments in TBAs with a single counterparty exceeded 5% of our total assets at the end of any calendar quarter or (ii) our income and gains from the disposition of TBAs, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Under our charter, no person may own, directly or indirectly, (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock, or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock. However, our board of directors may, in its sole discretion, grant an exemption to the share ownership limits (prospectively or retrospectively), subject to certain conditions and the receipt by our board of certain representations and undertakings. In addition, our board of directors may change the share ownership limits as described under “Business—Restrictions on ownership and transfer of our shares.” The share ownership limits in is based upon direct or indirect ownership by “persons,” which is defined to include entities and certain groups of stockholders. Our share ownership limits might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.

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

It is anticipated that the shares of our common stock will meet the criteria of “publicly offered securities” under the Plan Asset Rules. Although no assurances can be given, the underwriters expect that there will be no restrictions imposed on the transfer of interests in the shares of our common stock and the shares of our common stock will be held by at least 100 independent investors at the conclusion of the offering. In addition, the shares of our common stock will be sold as part of an offering pursuant to an effective registration statement under the Securities Act and will be timely registered under the Exchange Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any material property. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212)-692-2000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of February 28, 2013, there were 27,459,346 shares of common stock outstanding and approximately 91 registered holders of our common stock. The 91 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2011	High	Low
Third Quarter	$19.99	$17.41
Fourth Quarter	$21.17	$16.48

2012	High	Low
First Quarter	$20.27	$18.79
Second Quarter	$21.49	$19.21
Third Quarter	$24.31	$21.17
Fourth Quarter	$25.04	$21.70

	Common Dividends Declared per Share
Record Date	Amount	Date of Payment
September 30, 2011	$0.40	October 27, 2011
December 30, 2011	$0.70	January 27, 2012

March 30, 2012	$0.70	April 27, 2012
June 29, 2012	$0.70	July 27, 2012
September 18, 2012	$0.77	October 26, 2012
December 18, 2012	$0.80	January 28, 2013

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to maintain our qualification as a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

Recent sales of unregistered securities

For the year ended December 31, 2012 and for the period from December 31, 2012 to February 28, 2013, the Company issued 411,452 shares of common stock upon the exercise of 1,563,000 outstanding warrants and 116,154 shares of common stock upon the exercise of 350,000 outstanding warrants, respectively, to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. The warrants had been received by the holders in connection with the Company’s initial public offering that closed on July 6, 2011.

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

The following table presents certain information about our equity incentive plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	224,002
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	224,002

The following table presents certain information about our equity incentive plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	229,646
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	229,646

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from January 1, 2012 to the NYSE closing price per share on December 31, 2012 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends.

Source: Bloomberg.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below at December 31, 2012 and December 31, 2011 and for the year ended December 31, 2012 and for the period from March 7, 2011 (date of inception) to December 31, 2011 has been derived from the Company’s audited consolidated financial statements.

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

	December 31, 2012	December 31, 2011
Balance Sheet Data:
Real estate securities, at fair value
Agency - $3,536,876,135 and $1,186,149,842 pledged as collateral, respectively	3,785,867,151	1,263,214,099
Non-Agency - $529,455,020 and $47,227,005 pledged as collateral, respectively	568,858,645	58,787,051
ABS - $33,937,097 and $4,526,620 pledged as collateral, respectively	33,937,097	4,526,620
CMBS - $148,307,262 and $2,747,080 pledged as collateral, respectively	148,365,887	13,537,851
Commercial loans receivable, at fair value	2,500,000	-
Cash and cash equivalents	149,594,782	35,851,249
Total assets	4,855,567,281	1,394,205,951
Repurchase agreements	3,911,419,818	1,150,149,407
Payable on unsettled trades	84,658,035	18,759,200
Derivative liabilities, net, at fair value	36,375,947	9,569,643
Dividend payable	18,540,667	7,011,171
Stockholders' equity	794,621,781	206,283,920

	Year Ended December 31, 2012	Period from March 7, 2011 to December 31, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$96,376,692	$18,748,669
Interest expense	15,010,444	1,696,344
	81,366,248	17,052,325

Other Income
Net realized gain	29,537,240	3,701,392
Gain/(loss) on linked transactions, net	20,014,654	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(9,962,125)	(2,162,290)
Unrealized loss on derivative instruments, net	(24,086,526)	(6,491,430)
Unrealized gain on real estate securities, net	52,071,455	11,040,692
	67,574,698	5,279,800

Expenses
Management fee to affiliate	6,413,443	1,512,898
Other operating expenses	5,443,059	1,566,642
Equity based compensation to affiliate	400,200	176,165
Excise tax	1,748,327	105,724
	14,005,029	3,361,429

Net Income	$134,935,917	$18,970,696

Dividends on preferred stock	4,137,010	-

Net Income Available to Common Stockholders	$130,798,907	$18,970,696

Share Data:
Earnings Per Share of Common Stock:
Basic	$7.20	$3.20
Diluted	$7.18	$3.20

Dividends Declared per Share of Common Stock	$2.97	$1.10

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

Overview

We are a Maryland real estate investment trust focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to our target assets. We are externally managed by our Manager, a subsidiary of Angelo, Gordon. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility for its day-to-day duties and obligations arising under our management agreement.

We are currently invested substantially in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include collateral mortgage obligations (“CMOs”). We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, including commercial mortgage-backed securities, or CMBS, and asset backed securities, or ABS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial mortgage loans. We have the discretion to invest in other target assets such as residential mortgage loans, other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

We conduct our operations to qualify and be taxed as REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

Recent developments

In January 2013, the Company closed on a $30 million commercial real estate investment secured by a property in midtown Manhattan consisting of both retail and office space. This investment bears interest at LIBOR + 875 bps, with 5% paid current and the remaining interest accruing until the loan pays off. The Company collected an origination fee of 50 bps at closing, and will collect an additional 50 bps fee upon pay off.

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the Constant Prepayment Rate, (“CPR”), on our RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our RMBS.

Market conditions

We believe that 2012 marked a bottoming in the U.S. commercial and residential real estate markets. Furthermore, we believe the deep dislocations that occurred in these markets have resulted or will result in an “over-correction” in pricing, thus creating a potential opportunity for us to capitalize on these market dislocations. The recent actions taken by the U.S. government, the Federal Reserve and other governmental and regulatory bodies to address the financial crisis, specifically QE3, has exacerbated the shortage of high quality assets in the market place, leading to stronger interest in credit assets. As we look ahead to 2013 and 2014 we believe further opportunities will arise from the evolution of the housing finance market. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Our investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, CMBS, mortgage loans and other real estate-related assets. For the period from our IPO to December 31, 2011, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and ABS and CMBS assets for our investment portfolio.

Over the course of 2012 we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. In particular, subsequent to the announcement by the Federal Reserve of a third round of Quantitative Easing in September, 2012 we elected to minimize additional investments into Agency RMBS. Despite current capacity constraints in the mortgage origination channel we believe that organize prepayments are likely to increase into 2013 and over the course of the fourth quarter we therefore elected to increase our hedges. Subject to available yields and market conditions, we expect to continue our gradual and opportunistic allocation of capital to Non-Agency RMBS, ABS, CMBS, and mortgage loan assets.

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

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of December 31, 2012:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$1,177,320,487	$1,224,242,576	$23,967,620	$1,248,210,196	2.97%	4.90
20 Year Fixed Rate	137,858,353	144,555,156	3,569,538	148,124,694	3.68%	6.29
30 Year Fixed Rate	1,998,807,425	2,114,981,215	28,756,880	2,143,738,095	3.63%	8.38
ARM	36,228,319	37,813,033	362,721	38,175,754	2.96%	5.84
Interest Only	972,543,812	209,201,756	(1,583,344)	207,618,412	6.00%	4.30
Credit Investments:
Non-Agency RMBS	970,183,150	852,498,516	13,519,124	866,017,640	4.72%	7.04
ABS	33,620,881	33,584,592	352,505	33,937,097	5.34%	1.37
CMBS	110,406,946	107,256,568	2,803,346	110,059,914	5.27%	5.14
Interest Only	640,867,674	68,181,748	(445,147)	67,736,601	2.13%	4.06
Total: Non-GAAP Basis - Including Linked Transactions	$6,077,837,047	$4,792,315,160	$71,303,243	$4,863,618,403	3.97%	6.22

Linked Transactions	$349,775,342	$318,449,020	$8,140,603	$326,589,623	4.79%	6.54

Total: GAAP Basis - Excluding Linked Transactions	$5,728,061,705	$4,473,866,140	$63,162,640	$4,537,028,780	3.92%	6.20

(2) Equity residual investments with a zero coupon rate are excluded from this calculation.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of December 31, 2011:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$738,344,948	$760,870,424	$11,440,485	$772,310,909	3.32%	4.7
20 Year Fixed Rate	227,566,114	234,928,115	2,658,722	237,586,837	3.69%	5.5
30 Year Fixed Rate	232,890,169	245,052,681	1,626,801	246,679,482	3.99%	8.1
Interest Only	43,505,596	9,459,096	(2,822,225)	6,636,871	5.50%	4.8
Credit Investments:
Non-Agency RMBS	102,246,062	93,265,308	(2,896,992)	90,368,316	5.90%	3.6
ABS	21,046,150	21,011,653	(125,118)	20,886,535	4.50%	4.3
CMBS	19,500,000	14,088,035	(550,184)	13,537,851	5.88%	5.3
Total: Non-GAAP Basis - Including Linked Transactions	$1,385,099,039	$1,378,675,312	$9,331,489	$1,388,006,801	3.81%	5.3

Linked Transactions	$54,035,772	$49,650,383	$(1,709,203)	$47,941,180	5.47%	4.4

Total: GAAP Basis - Excluding Linked Transactions	$1,331,063,267	$1,329,024,929	$11,040,692	$1,340,065,621	3.74%	5.3

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

Our Non-Agency RMBS, ABS, CMBS and mortgage loans are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Certain of our real estate securities are in an unrealized loss position and have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

Our investments currently in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through December 31, 2012 the leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS through the use of repurchase agreements.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,525,200,001	0.83%	15.3	7.9%
31-60 days	783,969,000	0.52%	44.5	4.0%
61-90 days	547,416,000	0.57%	70.7	3.5%
Greater than 90 days	337,178,271	1.30%	125.7	11.9%
Total: Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	0.78%	36.9	6.9%

Linked Transactions	$282,343,454	1.85%	14.8	12.7%

Total: GAAP Basis - Excluding Linked Transactions	$3,911,419,818	0.70%	38.5	6.5%

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2011:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$720,189,000	0.48%	14.6	6.0%
31-60 days	336,574,407	0.43%	47.7	4.9%
61-90 days	132,540,000	0.52%	74.7	7.3%
Greater than 90 days	-	-	-	-
Total: Non-GAAP Basis - Including Linked Transactions	$1,189,303,407	0.47%	30.7	5.8%

Linked Transactions	$39,154,000	1.80%	8.4	17.7%

Total: GAAP Basis - Excluding Linked Transactions	$1,150,149,407	0.42%	31.4	5.4%

The following table presents a reconciliation of our leverage ratio at December 31, 2012 and December 31, 2011, inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

2012	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,182,110,308	$794,621,781	5.26	x
Non-GAAP Adjustments	282,343,454	-
GAAP Leverage	3,899,766,854	794,621,781	4.91	x

2011	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$1,208,062,607	$206,283,920	5.86	x
Non-GAAP Adjustments	39,154,000	-
GAAP Leverage	1,168,908,607	206,283,920	5.67	x

(1)	Includes repurchase agreements and net payable/receivable on unsettled trades as of period end.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into MRAs with 30 counterparties, under which we had outstanding debt from 29 counterparties at December 31, 2012. At December 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$204,500,000	1.000%	0.332%	1.54
2015		364,025,000	1.078%	0.299%	2.42
2016		367,500,000	1.077%	0.297%	3.36
2017		410,000,000	1.018%	0.312%	4.70
2018	*	320,000,000	1.308%	0.309%	5.56
2019	*	450,000,000	1.390%	0.315%	6.56
2022		50,000,000	1.685%	0.311%	9.68
Total/Wtd Avg		$2,166,025,000	1.172%	0.309%	4.42

* These figures include forward starting swaps with a total notional of $100.0 million and a weighted average start date of April 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2012.

The following table presents information about the Company’s interest rate swaps as of December 31, 2011:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2012	$100,000,000	0.354%	0.285%	0.14
2013	182,000,000	0.535%	0.286%	1.78
2014	204,500,000	1.000%	0.395%	2.54
2015	184,025,000	1.412%	0.380%	3.56
2016	87,500,000	1.625%	0.328%	4.63
2018	35,000,000	1.728%	0.511%	6.88
Total/Wtd Avg	$793,025,000	1.008%	0.350%	2.72

The Company has entered into to-be-announced, or TBA, security positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on trade date, and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following table presents information about the Company’s TBAs for the year ended December 31, 2012 and the period ended December 31, 2011:

For the Year Ended December 31, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$660,000,000	$(720,000,000)	$40,000,000	$41,723,436	$(41,861,133)	$-	$(137,697)

For the Period Ended December 31, 2011
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$275,000,000	$(175,000,000)	$100,000,000	$104,708,010	$(103,791,133)	$1,428,595	$(511,718)

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the year ended December 31, 2012 compared to the period from March 7, 2011 to December 31, 2011:

		Period from
	Year Ended	March 7, 2011 to
	December 31, 2012	December 31, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$96,376,692	$18,748,669
Interest expense	15,010,444	1,696,344
	81,366,248	17,052,325

Other Income
Net realized gain	29,537,240	3,701,392
Gain/(loss) on linked transactions, net	20,014,654	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(9,962,125)	(2,162,290)
Unrealized loss on derivative instruments, net	(24,086,526)	(6,491,430)
Unrealized gain on real estate securities, net	52,071,455	11,040,692
	67,574,698	5,279,800

Expenses
Management fee to affiliate	6,413,443	1,512,898
Other operating expenses	5,443,059	1,566,642
Equity based compensation to affiliate	400,200	176,165
Excise tax	1,748,327	105,724
	14,005,029	3,361,429

Net Income	$134,935,917	$18,970,696

Dividends on preferred stock	4,137,010	-

Net Income Available to Common Stockholders	$130,798,907	$18,970,696

Share Data:
Earnings Per Share of Common Stock:
Basic	$7.20	$3.20
Diluted	$7.18	$3.20

Dividends Declared per Share of Common Stock	$2.97	$1.10

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

During the year ended December 31, 2012, we had a weighted average cost of securities and repurchase agreements of $3.3 billion and $2.9 billion, respectively. The average yield earned on the assets was 3.36%, and the average rate paid on repurchase agreements was 0.65%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2012 was 0.35%. During the period from March 7, 2011 to December 31, 2011, we had a weighted average cost of securities and repurchase agreements of $1.2 billion and $1.0 billion, respectively. The average yield earned on the assets was 3.33%, and the average rate paid on repurchase agreements was 0.38%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the period from March 7, 2011 to December 31, 2011 was 0.50%.

Realized and unrealized gains (losses) on investments and derivatives

For the year ended December 31, 2012, we sold certain real estate securities realizing a net gain of $23.7 million, settled certain derivatives realizing a net gain of $2.4 million and realized net gains of $3.4 million from the unlinking of securities previously accounted for as derivatives through linked transactions. During the period ended December 31, 2011, we sold certain real estate securities realizing a net gain of $4.9 million and settled certain derivatives realizing a net loss of $1.2 million. We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with what we believe to be better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

We have not designated any of our derivative instruments as hedges for GAAP. Therefore the change in market value on such derivatives is included as a component of our net income. Our derivative instruments include interest rate derivatives, and certain TBA securities.

We have elected the fair value option on our real estate securities and loan portfolio’s. As a result, the change in market value of our securities and loans are included as a component of net income.

The change in unrealized gains (losses) was attributable to the changes in market pricing on the underlying instruments during the period.

Management fees and other expenses

For the year ended December 31, 2012, and for the period ended December 31, 2011, our management fees were $6.4 million and $1.5 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses.

For the year ended December 31, 2012 and for the period ended December 31, 2011, the Company expensed into Other operating expenses $2.2 million and $0.0 million, respectively, of reimbursable expenses payable to the Manager. The Manager waived its right to receive $2.2 million and $1.9 million of expense reimbursement for the year ended December 31, 2012 and the period ended December 31, 2011, respectively.

For the year ended December 31, 2012, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2013. In conjunction with this, we accrued an excise tax of $1.7 million, which is included in the excise tax line item on the accompanying consolidated statements of operations.

For the period ended December 31, 2011, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2012. In conjunction with this, we accrued an excise tax of $0.1 million, which is included in the excise tax line item on the accompanying consolidated statements of operations.

Book value per share

As of December 31, 2012, our book value per common share was $23.47.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available.

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, CMBS and other real estate-related assets, on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain on real estate securities.” Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investments in mortgage loans

Our mortgage loan portfolio consists of one commercial mortgage loan as of December 31, 2012, in which we have chosen to make a fair value election pursuant to ASC 825. Loans are recorded at fair market value on the balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations. The loan portfolio had no unrealized gains or losses as of December 31, 2012. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loans activities will be recorded in a similar manner.

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated.

Interest income

Interest income on our real estate securities and loan portfolios is accrued based on the actual coupon rate and the outstanding principal balance of such securities and loans. We have elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities and loans accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the respective investments. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. At least quarterly, these estimated cash flows are assessed and a revised yield is computed based on the current amortized cost of the investment, as needed. As further explained below, there are uncertainties and contingencies involved in estimating cash flows, which are difficult to predict and are subject to future events that may impact our estimates and, as a result, our interest income.

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally, Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates; we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS and CMBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipt, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risks. We may use derivative instruments such as interest rate swaps, TBA security positions, and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings during the period in which they occur.

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

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our real estate securities and loan portfolios, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations.

At December 31, 2012 we had $149.6 million cash available to support our liquidity needs. Additionally, we had $164.5 million of Agency RMBS and $2.5 million of loans that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 30 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2012, we had debt outstanding of $3.9 billion from 29 counterparties. The current borrowings under repurchase agreements have maturities between January 2, 2013 and June 17, 2013. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Certain securities that are pledged as collateral under our repurchase agreements are in an unrealized loss positions. We have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions, at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Overnight	$-	$-
Within 30 days	2,525,200,001	720,189,000
30 to 59 days	783,969,000	336,574,407
60 to 89 days	547,416,000	132,540,000
90 to 119 days	200,687,271	-
Greater than or equal to 120 days	136,491,000	-
Total: Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	$1,189,303,407

Linked Transactions	$282,343,454	$39,154,000

Total: GAAP Basis - Excluding Linked Transactions	$3,911,419,818	$1,150,149,407

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities and linked repurchase agreement borrowings; resulting in an embedded repurchase agreement. As of December 31, 2012, we had sixteen linked transactions resulting in $282.3 million of embedded repurchase agreements with a weighted average rate of 1.85%. The weighted average contractual maturity of the repurchase agreements was January 15, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2012, we have entered into $2.2 billion notional of pay-fixed receive-LIBOR swaps that have variable maturities between July 14, 2014 and September 6, 2022.

Effects of margin requirements, leverage and credit spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any another reason, or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders, and pay general corporate expenses.

Contractual obligations

As of December 31, 2012, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholder’s equity, per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. For the year ended December 31, 2012 and for the period ended December 31, 2011, we expensed into Other operating expenses $2.2 million and $0.0 million, respectively, of reimbursable expenses payable to the Manager. Our Manager waived its right to receive $2.2 million and $1.9 million of expense reimbursement for the year ended December 31, 2012 and the period ended December 31, 2011, respectively.

On July 6, 2011 we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of our common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of our common stock.

We have presented a table that details the contractual maturity of our repurchase agreements at December 31, 2012. All repurchase agreements entered into by the Company mature in less than one year, which can be found in “Liquidity and Capital Resources” section. As of December 31, 2012, we are obligated to pay accrued interest on our repurchase agreements in the amount of $3.5 million.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of December 31, 2012, our maximum exposure to loss on linked transactions was $326.6 million.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. As of December 31, 2012, we did not employ any credit derivatives.

We have entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases on the trade date and present the purchase net of the corresponding payable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of December 31, 2012, our maximum exposure to loss on TBAs is $41.7 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not bee pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of December 31, 2012.

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

Grants of restricted common stock

As of December 31, 2012, we have granted an aggregate of 13,248 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2012, 26,018 shares of restricted common stock granted to our Manager and directors have vested.

See Note 9 of this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes, we may fund our quarterly distributions out of such net proceeds.

The following table details the Company’s common stock dividends:

2011
Declaration Date	Record Date	Payment Date	Dividend Per Share
9/19/2011	9/30/2011	10/27/2011	$0.40
12/14/2011	12/30/2011	1/27/2012	0.70

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

The following table details the Company’s preferred stock dividends:

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	0.44

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in the “Business” section of this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2012, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2012. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2012. Overall, we believe that we met the REIT income and asset tests. We also met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be fixed at the outset of each repurchase transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We are actively looking to obtain term financing for our credit portfolio. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

Interest rate effects on fair value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire.

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities portfolio with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon real estate securities tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon real estate securities. We anticipate that fixed-rate coupon real estate securities will comprise a substantial majority of our portfolio for the foreseeable future.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2012.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2012, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-10.6%	-19.9%
+50	-4.2%	-7.0%
-50	1.8%	2.2%
-100	-2.2%	2.2%

(1)	Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.
(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)	Interest income includes trades settled as of December 31, 2012.
(4)	The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

We pledge real estate securities and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007, 2008 and 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a substantial cushion of cash and unpledged real estate securities and loans in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) diversifying our exposure across a broad number of financing counterparties, (ii) limiting our exposure to any single financing counterparty and (iii) monitoring the ongoing financial stability of our financing counterparties.

Prepayment risk

Premiums arise when we acquire real estate securities at a price in excess of the principal balance of the mortgages securing such real estate securities (i.e., par value). Conversely, discounts arise when we acquire real estate securities at a price below the principal balance of the mortgages securing such real estate securities. Premiums paid on our real estate securities are amortized against interest income and accretable purchase discounts on our real estate securities are accreted to interest income. Purchase premiums on our real estate securities, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective security using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts, and impairments could result.

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date, or adjusted prospectively through an adjustment of the yield over the remaining life of the security for securities accounted for under ASC 320-10 (generally, Agency RMBS) and ASC 325-40 (generally, Non-Agency RMBS, ABS and CMBS) respectively.

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

Credit risk

Although we expect to encounter only de minimis credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency assets in our portfolio, including residential and commercial mortgage whole loans as well as Non-Agency RMBS and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Risk management

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;

•	structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods; and

•	using hedging instruments to offset the interest rate sensitivity of our target assets and our borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of AG Mortgage Investment Trust, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AG Mortgage Investment Trust, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from March 7, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 6, 2013

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Real estate securities, at fair value:
Agency - $3,536,876,135 and $1,186,149,842 pledged as collateral, respectively	$3,785,867,151	$1,263,214,099
Non-Agency - $529,455,020 and $47,227,005 pledged as collateral, respectively	568,858,645	58,787,051
ABS - $33,937,097 and $4,526,620 pledged as collateral, respectively	33,937,097	4,526,620
CMBS - $148,307,262 and $2,747,080 pledged as collateral, respectively	148,365,887	13,537,851
Commercial loans receivable, at fair value	2,500,000	-
Linked transactions, net, at fair value	44,246,169	8,787,180
Cash and cash equivalents	149,594,782	35,851,249
Restricted cash	9,130,000	3,037,055
Interest receivable	15,417,877	4,219,640
Receivable on unsettled trades	96,310,999	-
Derivative assets, at fair value	-	1,428,595
Other assets	454,069	370,126
Due from broker	884,605	341,491
Due from affiliates	-	104,994
Total Assets	$4,855,567,281	$1,394,205,951

Liabilities
Repurchase agreements	$3,911,419,818	$1,150,149,407
Payable on unsettled trades	84,658,035	18,759,200
Interest payable	3,502,974	613,803
Derivative liabilities, at fair value	36,375,947	9,569,643
Dividend payable	18,540,667	7,011,171
Due to affiliates	3,910,065	770,341
Accrued expenses	2,537,994	668,552
Due to broker	-	379,914
Total Liabilities	4,060,945,500	1,187,922,031

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 and 0 shares issued and outstanding ($51,750,000 and $0 aggregate liquidation preference) at December 31, 2012 and December 31, 2011, respectively	49,920,772	-
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 and 0 shares issued and outstanding ($115,000,000 and $0 aggregate liquidation preference) at December 31, 2012 and December 31, 2011, respectively	111,293,233	-
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 26,961,936 and 10,009,958 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	269,620	100,100
Additional paid-in capital	552,067,681	198,228,694
Retained earnings	81,070,475	7,955,126
	794,621,781	206,283,920

Total Liabilities & Equity	$4,855,567,281	$1,394,205,951

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

		Period from
	Year Ended	March 7, 2011 to
	December 31, 2012	December 31, 2011
Net Interest Income
Interest income	$96,376,692	$18,748,669
Interest expense	15,010,444	1,696,344
	81,366,248	17,052,325

Other Income
Net realized gain	29,537,240	3,701,392
Gain/(loss) on linked transactions, net	20,014,654	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(9,962,125)	(2,162,290)
Unrealized loss on derivative instruments, net	(24,086,526)	(6,491,430)
Unrealized gain on real estate securities, net	52,071,455	11,040,692
	67,574,698	5,279,800

Expenses
Management fee to affiliate	6,413,443	1,512,898
Other operating expenses	5,443,059	1,566,642
Equity based compensation to affiliate	400,200	176,165
Excise tax	1,748,327	105,724
	14,005,029	3,361,429

Net Income	134,935,917	18,970,696

Dividends on preferred stock	4,137,010	-

Net Income Available to Common Stockholders	$130,798,907	$18,970,696

Earnings Per Share of Common Stock
Basic	$7.20	$3.20
Diluted	$7.18	$3.20

Weighted Average Number of Shares of Common Stock Outstanding
Basic	18,167,227	5,933,839
Diluted	18,227,060	5,933,930

Dividends Declared per Share of Common Stock	$2.97	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings	Total
Balance at March 7, 2011	-	$-	$-	$-	$-	$-	$-
Net proceeds from issuance of common stock	10,005,100	100,051	-	-	198,015,555	-	198,115,606
Repurchase of shares at issue price	(100)	(1)	-	-	(999)	-	(1,000)
Grant of restricted stock and amortization of equity based compensation	4,958	50	-	-	214,138	-	214,188
Common dividends declared	-	-	-	-	-	(11,015,570)	(11,015,570)
Net income	-	-	-	-	-	18,970,696	18,970,696
Balance at December 31, 2011	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920

Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	16,930,918	169,309	-	-	353,361,349	-	353,530,658
Net proceeds from issuance of preferred stock	-	-	49,920,772	111,293,233	-	-	161,214,005
Grant of restricted stock and amortization of equity based compensation	21,060	211	-	-	477,638	-	477,849
Common dividends declared	-	-	-	-	-	(58,207,367)	(58,207,367)
Preferred Series A dividends declared	-	-	-	-	-	(1,589,201)	(1,589,201)
Preferred Series B dividends declared	-	-	-	-	-	(2,024,000)	(2,024,000)
Net income	-	-	-	-	-	134,935,917	134,935,917
Balance at December 31, 2012	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

		Period from
	Year Ended	March 7, 2011 to
	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities
Net income	$134,935,917	$18,970,696
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(29,537,240)	(3,701,392)
Net amortization of premium related to real estate securities	46,753,636	3,712,237
Unrealized gains/losses on linked transactions, net	(9,849,805)	1,709,203
Unrealized losses on derivative instruments, net	24,086,526	6,491,430
Unrealized gains on real estate securities, net	(52,071,455)	(11,040,692)
Equity based compensation to affiliate	400,200	176,165
Equity based compensation expense	161,706	38,023
Change in operating assets/liabilities:
Interest receivable	(11,198,237)	(4,219,640)
Other assets	(83,943)	(711,617)
Due from broker	(543,114)	-
Due from affiliates	104,994	(104,994)
Interest payable	7,025,826	2,275,138
Due to affiliates	3,139,724	770,341
Accrued expenses	1,869,442	668,552
Due to broker	(379,914)	379,914
Net cash provided by operating activities	114,814,263	15,413,364

Cash Flows from Investing Activities
Purchase of real estate securities	(4,370,299,655)	(2,204,357,540)
Purchase of securities underlying linked transactions	(570,209,016)	(60,394,201)
Proceeds from sale of real estate securities	1,050,511,764	824,824,233
Proceeds from sale of securities underlying linked transactions	41,385,353	5,031,250
Principal repayments on real estate securities	324,443,650	71,645,278
Principal repayments on securities underlying linked transactions	61,191,782	5,671,227
Purchase of commercial loans	(2,500,000)	-
Purchase of credit derivatives	-	204,133
Net settlement of credit derivatives	-	(2,494,693)
Net settlement of interest rate swaps	(332,127)	-
Net settlement of TBAs	1,774,492	(68,360)
Restricted cash provided by (used in) investment activities	928,001	(2,308,001)
Net cash used in investing activities	(3,463,105,756)	(1,362,246,674)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	353,673,174	198,115,606
Net proceeds from issuance of preferred stock	161,214,005	-
Repurchase of shares	-	(1,000)
Borrowings under repurchase agreements	22,617,690,216	4,613,266,954
Borrowings under repurchase agreements underlying linked transactions	2,669,256,464	191,000,000
Repayments of repurchase agreements	(19,856,419,805)	(3,463,117,547)
Repayments of repurchase agreements underlying linked transactions	(2,426,067,010)	(151,846,000)
Collateral held by derivative counterparty	(5,710,000)	(540,000)
Collateral held by repo counterparty	(1,310,946)	(189,054)
Dividends paid on common stock	(46,677,871)	(4,004,400)
Dividends paid on preferred stock	(3,613,201)	-
Net cash provided by financing activities	3,462,035,026	1,382,684,559

Net change in cash and cash equivalents	113,743,533	35,851,249
Cash and cash equivalents, Beginning of Period	35,851,249	-
Cash and cash equivalents, End of Period	$149,594,782	$35,851,249

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$11,887,615	$1,082,541
Cash paid for income tax	$140,191	$-
Real estate securities recorded upon unlinking of Linked Transactions	$206,945,371	$-
Repurchase agreements recorded upon unlinking of Linked Transactions	$168,905,010	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$18,540,667	$7,011,171

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was organized in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

Non-Agency RMBS represent fixed-and floating-rate residential RMBS, including investment grade (AAA through BBB) and non investment grade classes (BB and below). The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Asset Backed Securities (“ABS”) are securitized investments similar to the aforementioned investments except the underlying assets are diverse, not only representing real estate related assets.

Commercial Mortgage Backed Securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non investment grade classes (BB and below). CMBS will be secured by, or evidence an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Commercial Mortgage Loans (“loans”) are secured by commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates.

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS assets types as real estate securities and Commercial Mortgage Loans as loans.

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

The Company conducts its operations to qualify and be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

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

Offering and organization costs

The Company incurred offering and organization costs in connection with arranging the Company’s initial public offering (“IPO”), subsequent follow-on offerings of its common stock and issuances of preferred stock. The offering and other organization costs were paid out of the proceeds of the respective offerings. Offering costs in connection with the common stock offerings have been accounted for as a reduction of additional paid-in-capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds. Costs incurred to organize the Company have been expensed as incurred. The Company’s obligation to pay for organization and offering expenses incurred in connection with its IPO was capped at 1% of the total gross proceeds from the IPO and the concurrent private placement, and the Manager paid for such expenses incurred above the cap. See Note 9 for further details.

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

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value will be determined by the Manager, subject to oversight of the Company’s board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. The real estate securities are recorded at fair market value on the consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain on real estate securities, net.”

These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, “Debt and Equity Securities”, which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value charged to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

The cost of positions sold is calculated using a FIFO basis. Realized gains and losses on sales of real estate securities are recorded in earnings at the time of disposition.

Sales of securities

Sales of securities are driven by the Manager’s portfolio management process. The Manager seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of securities and derivatives, inclusive of linked transactions are included in the net realized gain line item on the consolidated statement of operations, and are recorded at the time of disposition. The cost of positions sold is calculated using a FIFO basis.

Accounting for loans

Investments in mortgage loans are recorded in accordance with ASC 310. The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations. The loan portfolio had no unrealized gains or losses as of December 31, 2012 or December 31, 2011.

The Company amortizes or accretes any premium or discount over the life of the related loan utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal of each loan, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated and recorded accordingly. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Investment consolidation

For each investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company will refer to guidance in ASC 810-10, “Consolidation.” In situations where we are the transferor of financial assets, the Company will refer to the guidance in ASC 860-10 “Transfers and Servicing.”

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In variable interest entities, (“VIEs”), an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If we were to treat securitizations as sales in the future, we will analyze the transactions under the guidelines of ASC 810-10 for consolidation. All VIEs in which the Company has participated are non-recourse to the Company.

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

From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a “sale” and the loans will be removed from the balance sheet or as a “financing” and will be classified as “real estate securities” on the consolidated balance sheet, depending upon the structure of the securitization transaction. ASC 860-10 is a complex standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”

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

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally, Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates, we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS and CMBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

Interest income on the Company’s loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all loans accounted for under the fair value option (ASC 825). Any amortization will be reflected as an adjustment to interest income in the consolidated statements of operations.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, we will apply the provisions of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

The Company’s accrual of interest, discount and premium for U.S. federal and other tax purposes differs from the financial accounting treatment of these items as described above.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Repurchase agreements

The Company finances the acquisition of certain assets within its portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements approximates fair value as the debt is short-term in nature.

The Company pledges certain securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2012 and December 31, 2011, the Company has met all margin call requirements.

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company will evaluate such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on its balance sheet with the corresponding interest income and interest expense in the statements of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income.

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating interest rate risk. The Company uses interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2012 and December 31, 2011, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations.

When derivative contracts are executed with the same counterparty, the value of the derivative contracts is reported on a net-by-counterparty basis on the balance sheet, where a legal right of off-set exists under an enforceable netting agreement. As a result, the net exposure to counterparties is reported as either an asset or liability on the consolidated balance sheet.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Manager compensation

The management agreement provides for payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 9.

Income taxes

The Company conducts its operations to qualify and be taxed as a REIT. Accordingly, the Company will generally not be subject to federal or state corporate income tax to the extent that the Company makes qualifying distributions to its stockholders, and provided that it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported under GAAP in the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has elected to treat AG MIT II, LLC, AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC as taxable REIT subsidiaries, (“TRS”) and may elect to treat other subsidiaries at TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. While a TRS will generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. A TRS is subject to federal, state and local corporate income taxes.

The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification, it does not generally expect to pay federal or state corporate income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to federal income taxes and applicable state and local taxes.

As a REIT, if the Company fails to distribute in any calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates uncertain income tax positions, if any, in accordance with ASC Topic 740, “Income Taxes”. The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 8 for further details.

Stock-based compensation

The Company will follow ASC 718, “Compensation—Stock Compensation” with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, and fair market value of the Company’s real estate securities portfolio at December 31, 2012 and December 31, 2011. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 6 for further details. The Company’s Agency RMBS are mortgage pass-through certificates representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The following table details the real estate securities portfolio as of December 31, 2012:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
15 Year Fixed Rate	$1,177,320,487	$46,922,089	$1,224,242,576	$24,223,576	$(255,956)	$1,248,210,196	2.97%	2.08%
20 Year Fixed Rate	137,858,353	6,696,803	144,555,156	3,569,538	-	148,124,694	3.68%	2.78%
30 Year Fixed Rate	1,998,807,425	116,173,790	2,114,981,215	32,180,328	(3,423,448)	2,143,738,095	3.63%	2.75%
ARM	36,228,319	1,584,714	37,813,033	362,721	-	38,175,754	2.96%	2.34%
Interest Only	972,543,812	(763,342,056)	209,201,756	5,162,683	(6,746,027)	207,618,412	6.00%	7.00%
Credit Investments:
Non-Agency RMBS	634,277,808	(87,414,086)	546,863,722	6,704,413	(1,396,738)	552,171,397	4.65%	5.44%
ABS	33,620,881	(36,289)	33,584,592	352,505	-	33,937,097	5.34%	5.44%
CMBS	96,536,946	(2,094,604)	94,442,342	2,956,780	(82,588)	97,316,534	5.51%	6.36%
Interest Only	640,867,674	(572,685,926)	68,181,748	1,338,054	(1,783,201)	67,736,601	2.13%	5.50%
Total	$5,728,061,705	$(1,254,195,565)	$4,473,866,140	$76,850,598	$(13,687,958)	$4,537,028,780	3.92%	3.22%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Equity residual investments with a zero coupon rate are excluded from this calculation.

The following table details the real estate securities portfolio as of December 31, 2011:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$738,344,948	$22,525,476	$760,870,424	$11,486,386	$(45,901)	$772,310,909	3.32%	2.62%
20 Year Fixed Rate	227,566,114	7,362,001	234,928,115	2,658,722	-	237,586,837	3.69%	3.00%
30 Year Fixed Rate	232,890,169	12,162,512	245,052,681	1,626,801	-	246,679,482	3.99%	3.18%
Interest Only	43,505,596	(34,046,500)	9,459,096	-	(2,822,225)	6,636,871	5.50%	3.45%
Credit Investments:
Non-Agency RMBS	64,710,290	(4,601,272)	60,109,018	9,545	(1,331,512)	58,787,051	5.96%	6.31%
ABS	4,546,150	(28,590)	4,517,560	9,060	-	4,526,620	3.68%	3.69%
CMBS	19,500,000	(5,411,965)	14,088,035	313,881	(864,065)	13,537,851	5.88%	13.44%
Total	$1,331,063,267	$(2,038,338)	$1,329,024,929	$16,104,395	$(5,063,703)	$1,340,065,621	3.74%	3.07%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012	$777,773,600	$(11,267,980)	$4,872,469	$(2,419,978)
December 31, 2011	76,601,602	(5,063,703)	-	-

The decline in value of these real estate securities is solely due to market conditions and not the quality of the assets. All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities as of December 31, 2012:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (3)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$3,748,025	$3,759,750	0.75%
Greater than one year and less than or equal to three years	-	-	-	3,594,670	3,392,472	5.84%	41,621,591	41,216,699	5.69%
Greater than three years and less than or equal to five years	868,542,201	846,760,882	2.97%	162,811,754	162,576,217	6.03%	332,603,072	327,252,110	2.82%
Greater than five years	2,709,706,538	2,674,831,098	3.53%	41,211,988	43,233,067	5.91%	373,188,941	370,843,845	5.08%
Total	$3,578,248,739	$3,521,591,980	3.40%	$207,618,412	$209,201,756	6.00%	$751,161,629	$743,072,404	3.54%

(1)	For purposes of this table, Other Securities represents the following Credit Investments held as of December 31, 2012, Non-Agency RMBS, ABS, CMBS and Interest Only.
(2)	Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(3)	Equity residual investments with a zero coupon rate are excluded from this calculation.

The following table details weighted average life by Agency RMBS, Agency IO and Other Securities as of December 31, 2011:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-		$-	$-		$14,804,111	$14,800,710	5.81%
Greater than one year and less than or equal to three years	-	-		-	-		18,129,515	18,120,455	6.33%
Greater than three years and less than or equal to five years	577,553,643	567,006,561	3.58%	4,515,576	6,245,328	5.77%	22,253,850	22,313,511	5.92%
Greater than five years	679,023,585	673,844,659	3.55%	2,121,295	3,213,768	5.00%	21,664,046	23,479,937	5.46%
Total	$1,256,577,228	$1,240,851,220	3.56%	$6,636,871	$9,459,096	5.50%	$76,851,522	$78,714,613	5.83%

(1)	For purposes of this table, Other Securities represents the following Credit Investments held as of December 31, 2011, Non-Agency RMBS, ABS and CMBS.
(2)	Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

For the year ended December 31, 2012, the Company sold forty-eight securities for total proceeds of $1.1 billion, inclusive of three unsettled securities as of December 31, 2012, recording realized gains of $25.5 million and realized losses of $1.8 million. For the period ended December 31, 2011, the Company sold nineteen securities for total proceeds of $824.8 million, recording realized gains of $7.4 million and realized losses of $2.5 million. See Note 6 for amounts realized on settlement of certain derivatives.

As of December 31, 2012, the Company purchased a $2.5 million mezzanine loan with a stated maturity of seven years and an effective interest rate of 9.76% at par. This mezzanine loan is subordinate to senior debt, which is secured by a portfolio of hotel properties located in the U.S. and Canada.

4. Fair Value Measurements

As described in Note 2, the fair value of financial instruments that are recorded at fair value will be determined by the Manager, subject to oversight of the Company’s board of directors, and in accordance with ASC 820, “Fair Value Measurements and Disclosures.” When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable. The three levels of the hierarchy under ASC 820 are described below:

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

Values for the Company’s securities, derivatives and loan portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to us are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are subject to bilateral collateral arrangements. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, (“ISDA”). Consequently, no credit valuation adjustment was made in determining the fair value of derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$1,248,210,196	$-	$1,248,210,196
20 Year Fixed Rate	-	148,124,694	-	148,124,694
30 Year Fixed Rate	-	2,143,738,095	-	2,143,738,095
ARM	-	38,175,754	-	38,175,754
Interest Only	-	207,618,412	-	207,618,412
Credit Investments:
Non-Agency RMBS	-	297,127,840	255,043,557	552,171,397
ABS	-	-	33,937,097	33,937,097
CMBS	-	63,249,824	34,066,710	97,316,534
Interest Only		67,736,601	-	67,736,601
Commercial Mortgage Loans	-	2,500,000		2,500,000
Linked transactions	-	37,820,486	6,425,683	44,246,169
Total Assets Carried at Fair Value	$-	$4,254,301,902	$329,473,047	$4,583,774,949

Liabilities:
Derivative liabilities	$-	$(36,375,947)	$-	$(36,375,947)
Total Liabilities Carried at Fair Value	$-	$(36,375,947)	$-	$(36,375,947)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$772,310,909	$-	$772,310,909
20 Year Fixed Rate	-	237,586,837	-	237,586,837
30 Year Fixed Rate	-	246,679,482	-	246,679,482
Interest Only	-	6,636,871	-	6,636,871
Credit Investments:
Non-Agency RMBS	-	30,380,046	28,407,005	58,787,051
CMBS	-	13,537,851	-	13,537,851
ABS	-	-	4,526,620	4,526,620
Linked transactions	-	3,509,863	5,277,317	8,787,180
Derivative assets	-	1,428,595	-	1,428,595
Total Assets Carried at Fair Value	$-	$1,312,070,454	$38,210,942	$1,350,281,396

Liabilities:
Derivative liabilities	$-	$9,569,643	$-	$9,569,643
Total Liabilities Carried at Fair Value	$-	$9,569,643	$-	$9,569,643

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended

December 31, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$-	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	176,256,015	45,628,345	47,300,600	38,429,641
Reclassification of security type (2)	71,069,657	-	45,265,490	(22,279,146)
Proceeds from sales	-	(14,341,655)	(50,586,281)	(9,618,438)
Proceeds from settlement	(22,445,875)	(2,804,996)	(9,787,975)	(8,554,534)
Total net gains/(losses) (3)	-	-	-	-
Included in net income	1,756,755	928,783	1,874,876	3,170,843
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$255,043,557	$33,937,097	$34,066,710	$6,425,683

Change in unrealized appreciation/depreciation for level 3 assets still held as of December 31, 2012 (4)	$1,756,756	$143,876	$207,785	$51,083

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occurring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$426,201
Unrealized gain on real estate securities, net	2,485,756
Interest income	3,135
Net realized gain	4,816,165
Total	$7,731,257

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$51,083
Unrealized gain on real estate securities, net	2,108,417
Total	$2,159,500

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Period Ended

December 31, 2011

	Non-Agency RMBS	ABS	Linked Transactions
Beginning balance	$-	$-	$-
Transfers (1):
Transfers into level 3	-	-	-
Transfers out of level 3	-	-	-
Purchases	43,057,466	4,999,406	6,758,730
Reclassification of security type (2)	-	-	-
Proceeds from sales	(6,276,906)	-	-
Proceeds from settlement	(8,591,915)	(453,850)	(1,287,007)
Total net gains/ (losses) (3)
Included in net income	218,360	(18,936)	(194,406)
Included in other comprehensive income (loss)	-	-	-
Ending Balance	28,407,005	4,526,620	5,277,317

Change in unrealized appreciation/depreciation for level 3 assets still held as of December 31, 2011 (4)	$3,400	$(18,936)	$(194,406)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occurring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$(194,406)
Unrealized gain on real estate securities, net	(65,270)
Interest income	163,829
Net realized gain	100,865
Total	$5,018

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$(194,406)
Unrealized gain on real estate securities, net	(15,536)
Total	$(209,942)

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the year ended December 31, 2012 and for the period ended December 31, 2011.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2012:

Asset Class	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$255,043,557	Discounted Cash Flow	Yield	4.43% - 9.60% (5.90%)
			Projected Collateral Prepayments	1.00% - 9.00% (4.41%)
			Projected Collateral Losses	0.20% - 16.00% (2.03%)
			Projected Collateral Severities	40.00% - 75.00% (55.27%)
ABS	$33,937,097	Discounted Cash Flow	Yield	4.66% - 7.05% (5.77%)
			Projected Collateral Prepayments	20.00% - 100.00% (59.72%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS	$34,066,710	Discounted Cash Flow	Yield	2.23% - 5.76% (5.05%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Linked Transactions*	$6,425,683	Discounted Cash Flow	Yield	4.14% - 10.93% (5.59%)
			Projected Collateral Prepayments	0.00% - 25.00% (0.94%)
			Projected Collateral Losses	0.00% - 35.00% (16.25%)
			Projected Collateral Severities	0.00% - 65.00% (34.32%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and CMBS classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

5. Repurchase Agreements

The Company pledges certain real estate securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value as the debt is short-term in nature. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,242,856,547	0.71%	7.28%
31-60 days	783,969,000	0.52%	4.04%
61-90 days	547,416,000	0.57%	3.49%
Greater than 90 days	337,178,271	1.30%	11.95%
Total / Weighted Average	$3,911,419,818	0.70%	6.50%

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2011:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$681,035,000	0.40%	5.30%
31-60 days	336,574,407	0.43%	4.89%
61-90 days	132,540,000	0.52%	7.26%
Greater than 90 days	-	-	-
Total / Weighted Average	$1,150,149,407	0.42%	5.41%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Repurchase agreements secured by Agency RMBS	$3,346,676,000	$1,105,167,407
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	3,489,393,062	1,175,091,729
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	564,743,818	44,982,000
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	711,699,379	54,500,705
Cash pledged (i.e., restricted cash) under repurchase agreements	1,500,000	189,054

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2012 and December 31, 2011, the Company has entered into master repurchase agreements (“MRAs”) with 30 and 21 counterparties, under which the Company had outstanding debt from 29 and 16 counterparties, respectively. At December 31, 2012 and December 31, 2011 the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

On April 9, 2012, AG MIT, LLC (“AG MIT”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency RMBSs. Each transaction under the Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Repurchase Agreement provides for a 364-day facility with an aggregate maximum borrowing capacity of $75.0 million and is set to mature on April 8, 2013, and may be extended for an additional 90 days. As of December 31, 2012, the Company had $75.0 million of debt outstanding under this Repurchase Agreement.

In connection with the Repurchase Agreement, the Company entered into a guarantee agreement under which the Company has fully guaranteed all of AG MIT’s payment and performance obligations under the Repurchase Agreement. The Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Repurchase Agreement also contains financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $185.0 million; and (iii) at all times, Liquidity of not less than $20.0 million and unrestricted cash of not less than $5.0 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2012 and December 31, 2011, the Company had repurchase agreements of $282.3 million and $39.2 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 6 for details.

6. Derivatives

The Company’s derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. The Company also utilized credit derivatives during the period ended December 31, 2011, which were settled for a net realized loss of $2.3 million. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities.

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2012 and December 31, 2011.

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(36,238,250)
TBAs	Non-Hedge	Derivative liabilities, at fair value	(137,697)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	44,246,169

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2011
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(7,396,590)
TBAs, at fair value	Non-Hedge	Derivative assets, at fair value	1,428,595
TBAs, at fair value	Non-Hedge	Derivative liabilities, at fair value	(511,718)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	8,787,180

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information related to derivatives:

	December 31, 2012	December 31, 2011
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements (1)	$2,166,025,000	$793,025,000
Net notional amount of TBAs	$40,000,000	$100,000,000
Notional amount of Linked Transactions (2)	$349,775,342	$54,035,772

(1) Includes forward starting swaps with a notional of $100.0 million as of December 31, 2012 and $0.0 million as of December 31, 2011.
(2) This represents the current face of the securities comprising linked transactions.

The following table summarizes gains (losses) related to derivatives:

		Year Ended	For the Period Ended
	Statement of Operations Location	December 31, 2012	December 31, 2011
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$(23,043,671)	$(7,396,590)
Interest rate swaps	Net realized gain	(332,127)	-
TBAs	Unrealized loss on derivative instruments, net	(1,042,855)	905,160
TBAs	Net realized gain	1,774,492	1,042,651
Linked transactions	Gain/(loss) on linked transactions, net	20,014,654	(808,564)
Linked transactions	Net realized gain	4,968,679	(10,763)
Credit derivatives	Net realized gain	-	(2,290,560)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$204,500,000	1.000%	0.332%	1.54
2015		364,025,000	1.078%	0.299%	2.42
2016		367,500,000	1.077%	0.297%	3.36
2017		410,000,000	1.018%	0.312%	4.70
2018	*	320,000,000	1.308%	0.309%	5.56
2019	*	450,000,000	1.390%	0.315%	6.56
2022		50,000,000	1.685%	0.311%	9.68
Total/Wtd Avg		$2,166,025,000	1.172%	0.309%	4.42

* These figures include forward starting swaps with a total notional of $100.0 million and a weighted average start date of April 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2012.

The following table presents information about the Company’s interest rate swaps as of December 31, 2011:

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s TBAs for the year ended December 31, 2012 and the period ended December 31, 2011:

For the Year Ended December 31, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$660,000,000	$(720,000,000)	$40,000,000	$41,723,436	$(41,861,133)	$-	$(137,697)

For the Period Ended December 31, 2011
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$275,000,000	$(175,000,000)	$100,000,000	$104,708,010	$(103,791,133)	$1,428,595	$(511,718)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. The fair value of linked transactions reflects the value of the underlying Non-Agency RMBS, ABS and CMBS security’s fair market value netted with the respective linked repurchase agreement borrowings. Certain of our Linked Transactions became unlinked during the periods presented. For the year ended December 31, 2012, and at the time of unlinking, the Company had Non-Agency RMBS and CMBS with security fair values of $161.7 million and $45.3million, respectively, and related repurchase agreement borrowings secured by Non- Agency RMBS and CMBS of $131.7 million and $37.2 million, respectively, were unlinked. For the year ended December 31, 2012, the Company had net realized gains of $3.4 million, respectively, from the unlinking of Linked Transactions. No transactions became unlinked for the period ended December 31, 2011.

The following table presents certain information related to the securities accounted for as part of linked transactions for the year ended December 31, 2012:

				For the Year Ended December 31, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$335,905,342	$305,634,794	$313,846,243	$9,238,720	$9,786,473	$2,266,068	$21,291,261	4.84%	6.53
ABS	-	-	-	230,160	134,178	1,041,444	1,405,782	-	-
CMBS	13,870,000	12,814,226	12,743,380	695,969	(70,846)	1,661,167	2,286,290	3.56%	6.73
Total	$349,775,342	$318,449,020	$326,589,623	$10,164,849	$9,849,805	$4,968,679	$24,983,333	4.79%	6.54

The following table presents certain information related to the securities accounted for as part of linked transactions for the period ended December 31, 2011:

				For the Period Ended December 31, 2011
Instrument	Current Face	Amortized Cost	Fair Value	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$37,535,772	$33,156,290	$31,581,265	$657,612	$(1,575,024)	$-	$(917,412)	5.80%	4.10
ABS	16,500,000	16,494,093	16,359,915	243,027	(134,179)	(10,763)	98,085	4.72%	5.00
Total	$54,035,772	$49,650,383	$47,941,180	$900,639	$(1,709,203)	$(10,763)	$(819,327)	5.47%	4.38

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of December 31, 2012:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$272,755,454	1.87%	0.04
CMBS	9,588,000	1.21%	0.06
	$282,343,454	1.85%	0.04

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of December 31, 2011:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$27,088,000	1.92%	0.03
CMBS	12,066,000	1.52%	0.01
	$39,154,000	1.80%	0.02

At December 31, 2012, the Company had real estate securities with a fair value of $47.5 million and restricted cash of $6.3 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $326.6 million as collateral against the related linked repurchase agreements. At December 31, 2011, the Company had real estate securities with a fair value of $11.1 million and restricted cash of $0.5 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $47.9 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

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

As of December 31, 2012 and December 31, 2011, the Company’s warrants and unvested shares of restricted common stock were as follows:

	December 31, 2012	December 31, 2011
Warrants	1,642,000	3,205,000
Restricted stock granted to the Manager	23,480	40,250
Restricted stock granted to the independent directors	4,000	6,000

Each warrant entitles the holder to purchase half a share of the company’s common stock at a fixed price upon exercise of the warrant. During the year ended December 31, 2012, the average market value per share of the Company’s common stock was above the exercise price of the warrants, and therefore the warrants are included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260. During the period ended December 31, 2011, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants, and the warrants were therefore not included in the Company’s diluted weighted average shares outstanding. Shares of restricted stock held by the Manager and independent directors accrue dividends but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of these shares are only included in diluted weighted average shares outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the year ended December 31, 2012 and for the period from March 7, 2011 to December 31, 2011:

		Period from
	Year Ended	March 7, 2011 to
	December 31, 2012	December 31, 2011
Numerator:
Net income available to common stockholders for basic and diluted earnings per share	$130,798,907	$18,970,696

Denominator:
Basic weighted average common shares outstanding	18,167,227	5,933,839
Dilutive effect of manager and director restricted stock and warrants	59,833	91
Dilutive weighted average common shares outstanding	18,227,060	5,933,930

Basic Earnings Per Share of Common Stock:	$7.20	$3.20
Diluted Earnings Per Share of Common Stock:	$7.18	$3.20

The following table details dividends paid on the Company’s common stock:

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

2011
Declaration Date	Record Date	Payment Date	Dividend Per Share
9/19/2011	9/30/2011	10/27/2011	$0.40
12/14/2011	12/30/2011	1/27/2012	0.70

The following table details dividends paid on the Company’s preferred stock:

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	0.44

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Income Taxes

As a REIT, the Company is not subject to Federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states recognize REIT status as well.

For the year ended December 31, 2012, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2013. In conjunction with this, we accrued an excise tax of $1.7 million, which is included in the excise tax line item on the accompanying consolidated statements of operations.

For the period ended December 31, 2011, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2012. In conjunction with this, the Company accrued an excise tax of $0.1 million, which is included in the excise tax line item on the accompanying consolidated statements of operations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing federal, state and local tax examinations.

The Company has elected to treat AG MIT II, LLC, AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes.

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the year ended December 31, 2012, 13.51% of income distributed in the form of common and preferred dividends has been characterized as capital gains and 86.49% has been characterized as ordinary income. For the period ended December 31, 2011, all income distributed was in the form of common dividends and were characterized as ordinary income.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2012 and December 31, 2011. The Company’s federal income tax return for the 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

9. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provides for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s IPO), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the year ended December 31, 2012 and for the period from March 7, 2011 to December 31, 2011, the Company incurred management fees of $6.4 million and $1.5 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2012 and December 31, 2011, no event of termination of the management agreement had occurred.

Expense reimbursement

The Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing the Company’s chief financial officer, general counsel and other employees as further described below.

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the year ended December 31, 2012 and for the period ended December 31, 2011, the Company expensed into Other operating expenses $2.2 million and $0.0 million, respectively, of reimbursable expenses payable to the Manager. The Manager waived its right to receive $2.2 million and $1.9 million of expense reimbursement for the year ended December 31, 2012 and the period ended December 31, 2011, respectively.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company also pays a $60,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the fair market value of the Company’s common stock equal to the closing price thereof on the New York Stock Exchange on the last business day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred during the time of service as an independent member of the Company’s board.

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	47,854	19.96
Granted	5,644	21.24
Cancelled/forfeited	-	-
Outstanding at end of year	53,498	20.09
Unvested at end of year	27,480	20.00

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock for the period ended December 31, 2011:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	-	-
Granted	47,854	19.96
Cancelled/forfeited	-	-
Outstanding at end of year	47,854	19.96
Unvested at end of year	42,896	20.00

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

For the year ended December 31, 2012 and for the period from March 7, 2011 to December 31, 2011, 21,060 and 4,958 shares of total restricted stock vested, respectively.

At December 31, 2012, the Company had unrecognized compensation expense of $0.5 million related to the unvested shares of restricted common stock. The Company had accrued dividends payable of $18,784 on unvested shares of restricted stock granted to an affiliate at December 31, 2012. The total fair value of restricted shares vested for the year ended December 31, 2012 and the period ended December 31, 2011was approximately $0.4 million and 0.1 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense at December 31, 2012 is expected to be recognized over a weighted average period of 18 months.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company capitalized equity based compensation expense of $0.5 million and $0.2 million during year ended December 31, 2012 and for the period from March 7, 2011 to December 31, 2011, respectively, associated with the amortization of restricted stock.

Offering and organization costs

The Company’s obligation to pay for the expenses incurred in connection with its formation, the offering and the concurrent private placement was capped at 1% of the total gross proceeds from the IPO and the concurrent private placement or approximately $2.0 million when the underwriters exercised their overallotment option, which occurred on July 20, 2011. The Manager has paid expenses incurred above this 1% cap. The Manager incurred $1.0 million of offering costs that will not be reimbursed.

10. Equity

On June 29, 2011, the Company entered into (i) a binding underwriting agreement with a group of underwriters to sell 5,500,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $110.0 million, (ii) a unit purchase agreement with the purchasers of units in a concurrent private placement to purchase 3,205,000 units at $20.00 per share, (iii) stock purchase agreements with AG Funds and two of the Company’s officers, to purchase in the aggregate 500,000 private placement shares of the Company’s common stock at $20.00 per share, (iv) a registration rights agreement with the purchasers of units in the private placement, AG Funds and two of its officers, and (v) an agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. See Note 9 for further detail on the management fee and expense reimbursement. The issuance of shares and subsequent receipt of cash related to the IPO and concurrent private placement were recorded upon settlement of the offering.

The Company completed its IPO and concurrent private placement on July 6, 2011, at which time all subscriptions were paid in cash and the Company issued 9,205,000 shares of common stock. Net proceeds to the Company were $182.3 million, net of issuance costs borne by the Company of approximately $1.8 million. As detailed below, on July 20, 2011, the underwriters exercised in part their over-allotment option to purchase 800,000 shares of the Company’s common stock at $20.00 per share. After such exercise, net proceeds to the Company increased to $198.1 million, net of total issuance costs borne by the Company of approximately $2.0 million. The Company’s obligation to pay for the expenses incurred in connection with its formation, the IPO and the concurrent private placement was capped at 1% of the total gross proceeds from the offering and concurrent private placement (or approximately $1.8 million, increasing to approximately $2.0 million when the underwriters exercised their overallotment option). The Manager paid the expenses incurred above this 1% cap. Additionally, the Manager agreed to pay the entire underwriting discount; therefore, no underwriting discount was borne by the Company.

On July 6, 2011, the Company entered into (i) warrant agreements with the purchasers of 3,205,000 units in the private placement, (ii) a restricted stock award agreement with the Company’s Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, and (iii) restricted stock award agreements with the Company’s independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), and was exercised as described below. The private placement shares and private placement warrants were immediately separated and were issued separately, but were purchased together in the private placement. Total proceeds from the private placement were $74.1 million, including 500,000 private placement shares sold to AG Funds and two of the Company’s officers.

The Company’s independent directors entered into a lock-up agreement under which they have agreed, subject to the terms and conditions of the lock-up agreement, not to sell the private placement shares, warrants or the shares of the Company’s common stock issuable upon exercise of the private placement warrants, which the Company refers to as the warrant shares, for 180 days from the closing of the private placement. AG Funds and two of the Company’s officers entered into a lock-up agreement under which they agreed, subject to the terms and conditions of the lock-up agreement, not to sell the private placement shares, warrants or warrant shares for two years from the closing of the private placement.

On January 24, 2012, the Company completed a follow-on offering of 5,000,000 shares of its common stock and subsequently issued an additional 750,000 shares of common stock pursuant to the underwriters’ over-allotment option at a price of $19.00 per share for aggregate gross proceeds of approximately $109.3 million. Net proceeds to the Company from the offering were approximately $104.0 million, net of issuance costs of approximately $5.3 million.

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At December 31, 2012, approximately $579.1 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over- allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2012, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of December 31, 2012, the Company had sold 89,466 shares of common stock through the Sales Agents for net proceeds of approximately $2.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of our common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation reference before holders of our common stock are entitled to receive any dividends. Shares of the Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2012, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

For the year ended December 31, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 60,453 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the year ended December 31, 2012, warrants were exercised by the cash exercise option, which resulted in the issuance of 380,999 shares of common stock for proceeds to the Company of $7.8 million.

11. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management was not aware of any significant contingencies at December 31, 2012 and December 31, 2011.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 12. Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$13,996,628	$17,883,008	$28,285,116	$36,211,940
Interest expense	1,827,414	2,450,017	4,228,610	6,504,403
	12,169,214	15,432,991	24,056,506	29,707,537

Other Income
Net realized gain	2,429,020	7,552,780	4,105,323	15,450,117
Gain/(loss) on linked transactions, net	3,439,185	3,364,972	6,688,111	6,522,386
Realized loss on periodic interest settlements of interest rate swaps, net	(1,457,950)	(2,132,414)	(2,471,590)	(3,900,171)
Unrealized loss on derivative instruments, net	(2,845,879)	(10,575,768)	(13,371,486)	2,706,607
Unrealized gain/(loss) on real estate securities, net	(755,552)	33,593,211	45,917,570	(26,683,774)
	808,824	31,802,781	40,867,928	(5,904,835)

Expenses
Management fee to affiliate	1,049,294	1,196,383	1,657,701	2,510,065
Other operating expenses	813,324	760,915	1,653,547	2,215,273
Equity based compensation to affiliate	87,329	104,771	120,612	87,488
Excise tax	77,653	255,925	272,195	1,142,554
	2,027,600	2,317,994	3,704,055	5,955,380

Net Income	$10,950,438	$44,917,778	$61,220,379	$17,847,322

Dividends on preferred stock	-	-	790,100	3,346,910

Net Income Available to Common Stockholders	$10,950,438	$44,917,778	$60,430,279	$14,500,412

Share Data:
Earnings Per Share of Common Stock:
Basic	$0.77	$2.85	$3.13	$0.62
Diluted	$0.77	$2.85	$3.10	$0.62

Dividends Declared per Share of Common Stock	$0.70	$0.70	$0.77	$0.80

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Period from
	March 7, 2011 to	Quarter Ended
	June 30, 2011	September 30, 2011	December 31, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$-	$8,726,394	$10,022,275
Interest expense	-	590,247	1,106,097
	-	8,136,147	8,916,178

Other Income
Net realized gain	-	4,291,139	(589,747)
Gain/(loss) on linked transactions, net	-	204,727	(1,013,291)
Realized loss on periodic interest settlements of interest rate swaps, net	-	(986,502)	(1,175,788)
Unrealized loss on derivative instruments, net	-	(6,562,093)	70,663
Unrealized gain on real estate securities, net	-	9,694,455	1,346,237
	-	6,641,726	(1,361,926)

Expenses
Management fee to affiliate	-	742,557	770,341
Other operating expenses	15,818	739,452	811,372
Equity based compensation to affiliate	-	78,822	97,343
Excise tax	-	-	105,724
	15,818	1,560,831	1,784,780

Net Income	$(15,818)	$13,217,042	$5,769,472

Dividends on preferred stock	-	-	-

Net Income Available to Common Stockholders	$(15,818)	$13,217,042	$5,769,472

Share Data:
Earnings Per Share of Common Stock:
Basic	NM	$1.42	$0.58
Diluted	NM	$1.41	$0.58

Dividends Declared per Share of Common Stock		$0.40	$0.70

13. Subsequent Events

For the period from December 31, 2012 to February 28, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 11,154 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the same period, warrants were exercised by the cash exercise option, which resulted in the issuance of 105,000 shares of common stock for proceeds to the Company of $2.2 million.

For the period from December 31, 2012 to February 28, 2013, the Company issued 352,500 shares of common stock under the Equity Distribution Agreements. Net proceeds to the Company were $8.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer, with the participation of our management, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2012, in ensuring that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2012 based on Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company's internal control over financial reporting is effective as of December 31, 2012.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material Federal Income Tax Considerations” in the prospectus dated July 13, 2012 and filed as part of a registration statement on Form S-3 (No. 333-182671).

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (i) the maximum tax rate on "qualified dividend income" received by U.S. holders taxed at individual rates is 20%, (ii) the maximum tax rate on long-term capital gain applicable to U.S. holders taxed at individual rates is 20%, and (iii) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Taxation of Taxable U.S. Holders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. holders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. holders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Holders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. holders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. holders. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2013 annual meeting of stockholders to be held on or about May 1, 2013 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2012.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d) (4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 11. Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e) (4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 14. Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

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

3.	Exhibits:

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1

Form of Warranty AgreementForm of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

March 6, 2013	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer

March 6, 2013	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 6, 2013	By:	/s/ DAVID ROBERTS
David Roberts Director and Chief Executive Officer

March 6, 2013	By:	/s/ JONATHAN LIEBERMAN
Jonathan Lieberman Director and Chief Investment Officer

March 6, 2013	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Director and Chief Financial Officer

March 6, 2013	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

March 6, 2013	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

March 6, 2013	By:	/s/ PETER LINNEMAN
Peter Linneman Director

March 6, 2013	By:	/s/ JAMES VOSS
James Voss Director

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-K

December 31, 2012

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1

Form of Warranty AgreementForm of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

