Form 10-Q
period 2013-03-31
AG Mortgage Investment Trust, Inc.
filed 2013-05-07
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

  Large Accelerated filer ☐ Accelerated filer ☒ Non-Accelerated filer ☐ Smaller reporting company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of April 30, 2013, there were 27,933,594 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Real estate securities, at fair value:
Agency - $3,492,277,288 and $3,536,876,135 pledged as collateral, respectively	$3,756,513,646	$3,785,867,151
Non-Agency - $617,904,514 and $529,455,020 pledged as collateral, respectively	639,461,932	568,858,645
ABS - $18,490,547 and $33,937,097 pledged as collateral, respectively	18,490,547	33,937,097
CMBS - $184,057,709 and $148,307,262 pledged as collateral, respectively	184,057,709	148,365,887
Commercial loans receivable, at fair value	30,000,000	2,500,000
Investment in affiliates	7,422,005	-
Linked transactions, net, at fair value	103,537,050	45,122,824
Cash and cash equivalents	40,714,152	149,594,782
Restricted cash	4,078,000	9,130,000
Interest receivable	15,916,429	14,242,453
Receivable on unsettled trades	127,678,006	96,310,999
Derivative assets, at fair value	739,804	-
Other assets	300,338	454,069
Due from broker	818,988	884,605
Total Assets	$4,929,728,606	$4,855,268,512

Liabilities
Repurchase agreements	$3,981,826,976	$3,911,419,818
Payable on unsettled trades	82,492,249	84,658,035
Interest payable	2,829,086	3,204,205
Derivative liabilities, at fair value	31,160,053	36,375,947
Dividend payable	21,984,550	18,540,667
Due to affiliates	4,183,150	3,910,065
Accrued expenses	1,649,160	2,537,994
Taxes payable	2,632,269	-
Total Liabilities	4,128,757,493	4,060,646,731

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 27,594,562 and 26,961,936 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	275,946	269,620
Additional paid-in capital	566,991,782	552,067,681
Retained earnings	72,489,380	81,070,475
	800,971,113	794,621,781

Total Liabilities & Equity	$4,929,728,606	$4,855,268,512

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net Interest Income
Interest income	$38,617,716	$13,996,628
Interest expense	6,875,962	1,827,414
	31,741,754	12,169,214

Other Income
Net realized gain	5,335,417	2,429,020
Gain on linked transactions, net	5,838,219	3,439,185
Realized loss on periodic interest settlements of interest rate swaps, net	(5,272,343)	(1,457,950)
Unrealized gain/(loss) on derivative instruments, net	5,223,241	(2,845,879)
Unrealized loss on real estate securities and loans, net	(17,711,381)	(755,552)
	(6,586,847)	808,824

Expenses
Management fee to affiliate	2,859,340	1,049,294
Other operating expenses	2,274,370	813,324
Equity based compensation to affiliate	114,528	87,329
Excise tax	500,000	77,653
	5,748,238	2,027,600

Income before provision for income taxes and equity in loss from affiliate	19,406,669	10,950,438
Provision for income taxes	(2,632,269)	-
Equity in loss from affiliate	(3,591)	-

Net Income	16,770,809	10,950,438

Dividends on preferred stock	3,367,354	-

Net Income Available to Common Stockholders	$13,403,455	$10,950,438

Earnings Per Share of Common Stock
Basic	$0.49	$0.77
Diluted	$0.49	$0.77

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,280,531	14,179,635
Diluted	27,402,305	14,180,789

Dividends Declared per Share of Common Stock	$0.80	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative	8.00 % Series B Cumulative
	Shares	Amount	Redeemable Preferred Stock	Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	5,750,000	57,500	-	-	103,848,019	-	103,905,519
Grant of restricted stock and amortization of equity based compensation	4,842	48	-	-	103,806	-	103,854
Common dividends declared	-	-	-	-	-	(11,039,560)	(11,039,560)
Net income	-	-	-	-	-	10,950,438	10,950,438
Balance at March 31, 2012	15,764,800	$157,648	$-	$-	$302,180,519	$7,866,004	$310,204,171

Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	627,996	6,280	-	-	14,785,465	-	14,791,745
Grant of restricted stock and amortization of equity based compensation	4,630	46	-	-	138,636	-	138,682
Common dividends declared	-	-	-	-	-	(21,984,550)	(21,984,550)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net income	-	-	-	-	-	16,770,809	16,770,809
Balance at March 31, 2013	27,594,562	$275,946	$49,920,772	$111,293,233	$566,991,782	$72,489,380	$800,971,113

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net income	$16,770,809	$10,950,438
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(5,335,417)	(2,429,020)
Net amortization of premium related to real estate securities	15,932,405	4,844,559
Unrealized losses on equity method investments	85,729	-
Unrealized gains on linked transactions, net	(2,627,577)	(2,001,931)
Unrealized (gains)/losses on derivative instruments, net	(5,223,241)	2,845,879
Unrealized losses on real estate securities and loans, net	17,711,381	755,552
Equity based compensation to affiliate	114,528	87,329
Equity based compensation expense	40,255	40,005
Change in operating assets/liabilities:
Interest receivable	(2,137,987)	(3,501,463)
Other assets	153,731	137,406
Due from affiliates	-	104,994
Due from broker	65,617	-
Interest payable	(1,126,877)	(652,696)
Due to affiliates	273,085	278,953
Accrued expenses	(888,834)	448,383
Due to broker	-	(379,914)
Taxes payable	2,632,269	-
Net cash provided by operating activities	36,439,876	11,528,474

Cash Flows from Investing Activities
Purchase of real estate securities	(837,247,918)	(1,222,126,033)
Investment in affiliates	(7,440,948)	-
Purchase of securities underlying linked transactions	(138,537,664)	(142,396,982)
Proceeds from sale of real estate securities	537,088,261	144,498,225
Principal repayments on real estate securities	151,349,556	41,611,891
Principal repayments on securities underlying linked transactions	19,418,884	8,567,464
Purchase of commercial loans	(30,017,825)	-
Net settlement of interest rate swaps	(788,274)	153,721
Net settlement of TBAs	(339,258)	1,593,437
Restricted cash provided by (used in) investment activities	144,000	(857,999)
Net cash used in investing activities	(306,371,186)	(1,168,956,276)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	14,791,745	103,905,519
Borrowings under repurchase agreements	7,222,663,377	4,192,078,320
Borrowings under repurchase agreements underlying linked transactions	969,747,380	363,883,861
Repayments of repurchase agreements	(7,152,256,219)	(3,255,537,413)
Repayments of repurchase agreements underlying linked transactions	(876,895,582)	(254,908,719)
Collateral held by derivative counterparty	3,710,000	(210,002)
Collateral held by repurchase counterparty	1,198,000	189,056
Dividends paid on common stock	(18,540,667)	(7,011,171)
Dividends paid on preferred stock	(3,367,354)	-
Net cash provided by financing activities	161,050,680	1,142,389,451

Net change in cash and cash equivalents	(108,880,630)	(15,038,351)
Cash and cash equivalents, Beginning of Period	149,594,782	35,851,249
Cash and cash equivalents, End of Period	$40,714,152	$20,812,898

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$7,208,672	$1,681,785
Cash paid for income tax	$1,750,187	$-
Real estate securities recorded upon unlinking of Linked Transactions	$13,192,824	$-
Repurchase agreements recorded upon unlinking of Linked Transactions	$11,562,000	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$21,984,550	$11,039,560

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was organized in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS CMBS and loans (as defined below).

Non-Agency RMBS represent fixed-and floating-rate residential RMBS issued by entities or organizations other than a U.S. government-sponsored enterprise or agency of the U.S. government, including investment grade (AAA through BBB) and non investment grade classes (BB and below). The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS assets types as real estate securities.

Commercial Loans Receivable (“loans”) are secured by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates.

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

March 31, 2013

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, interest rate swaps and repurchase agreements. Restricted cash is carried at cost, which approximates fair value. Any cash held by the Company as collateral would be included in a due to broker line item on the consolidated balance sheet.

Offering costs

The Company incurred offering in connection with common stock offerings and issuances of preferred stock. The offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings have been accounted for as a reduction of additional paid-in-capital and offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

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

March 31, 2013

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain on real estate securities and loans, net.”

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

Realized gains or losses on sales of securities and derivatives, inclusive of linked transactions are included in the net realized gain line item on the consolidated statement of operations. The cost of positions sold is calculated using a FIFO basis. Realized gains and losses are recorded in earnings at the time of disposition.

Accounting for loans

Investments in mortgage loans are recorded in accordance with ASC 310. The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain on real estate securities and loans, net.”

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

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. As of March 31, 2013, the underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in loss from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

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

Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of financial assets by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

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

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs”, ASC 320-10 “Investments—Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income will flow though the interest income line item on the Consolidated Statement of Operations.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest only securities). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

The Company pledges certain securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2013 and December 31, 2012, the Company has met all margin call requirements.

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

March 31, 2013

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments primarily to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2013 and December 31, 2012, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations.

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

Manager compensation

The management agreement provides for payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

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

The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification, it does not generally expect to pay federal or state corporate income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to federal income taxes and applicable state and local taxes. During the three months ended March 31, 2013 the Company recognized an income tax provision of $2.6 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

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

The Company evaluates uncertain income tax positions, if any, in accordance with ASC Topic 740, “Income Taxes”. The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 9 for further details.

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013 -1). ASU 2013-1 addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with ASC 815-10, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20 “Balance Sheet – Offsetting” or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance does not amend the circumstances in which the Company offsets its derivative positions. As a result, the guidance does not have a material effect on the Company's financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, and weighted average coupon rate and effective yield of the Company’s real estate securities portfolio at March 31, 2013 and December 31, 2012. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise.

The following table details the real estate securities portfolio as of March 31, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
15 Year Fixed Rate	$795,805,817	$30,264,770	$826,070,587	$16,465,692	$(495,421)	$842,040,858	3.09%	2.26%
20 Year Fixed Rate	306,812,999	14,157,237	320,970,236	2,279,637	(469,726)	322,780,147	3.29%	2.57%
30 Year Fixed Rate	2,246,731,792	128,871,469	2,375,603,261	19,591,832	(13,427,193)	2,381,767,900	3.58%	2.77%
ARM	33,830,517	1,541,030	35,371,547	159,528	-	35,531,075	2.96%	2.33%
Interest Only	893,494,761	(718,680,810)	174,813,951	3,220,283	(3,640,568)	174,393,666	5.37%	7.31%
Credit Investments:
Non-Agency RMBS	727,354,346	(103,618,755)	623,735,591	18,176,184	(2,449,843)	639,461,932	4.27%	5.52%
ABS	18,274,953	(25,732)	18,249,221	241,326	-	18,490,547	4.50%	4.58%
CMBS	123,478,315	(475,228)	123,003,087	3,721,901	(213,860)	126,511,128	5.60%	5.76%
Interest Only	459,759,150	(404,560,825)	55,198,325	2,441,346	(93,090)	57,546,581	2.22%	5.35%
Total	$5,605,542,650	$(1,052,526,844)	$4,553,015,806	$66,297,729	$(20,789,701)	$4,598,523,834	3.81%	3.34%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

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

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Equity residual investments with a zero coupon rate are excluded from this calculation.

We evaluate securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the investment security (i.e. a decision has been made as the reporting date) or (ii) it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013	$2,053,385,313	$(19,603,350)	$14,937,052	$(1,186,351)
December 31, 2012	777,773,600	(11,267,980)	4,872,469	(2,419,978)

For the three months ended March 31, 2013, the Company recognized a $1.1 million OTTI charge on one security. No OTTI was recorded for the three months ended March 31, 2012. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities as of March 31, 2013:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (3)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$9,056,243	$9,064,219	2.40%
Greater than one year and less than or equal to three years	-	-	-	3,292,873	3,184,820	5.85%	30,200,694	29,956,756	5.23%
Greater than three years and less than or equal to five years	474,614,223	461,379,477	3.19%	111,889,133	111,075,378	5.97%	324,288,634	314,549,984	3.10%
Greater than five years	3,107,505,757	3,096,636,154	3.47%	59,211,660	60,553,753	4.45%	478,464,617	466,615,265	4.50%
Total	$3,582,119,980	$3,558,015,631	3.43%	$174,393,666	$174,813,951	5.37%	$842,010,188	$820,186,224	3.71%

(1) For purposes of this table, Other Securities represents the following Credit Investments held as of March 31, 2013, Non-Agency RMBS, ABS, CMBS and Interest Only.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(3) Equity residual investments with a zero coupon rate are excluded from this calculation.

 The following table details weighted average life by Agency RMBS, Agency IO and Other Securities as of December 31, 2012:

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

During the three months ended March 31, 2013, the Company sold 20 securities for total proceeds of $537.1 million, with an additional $125.0 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $8.2 million and realized losses of $3.6 million inclusive of related tax provisions. During the three months ended March 31, 2012, the Company sold five securities for total proceeds of $144.4 million, with an additional $79.4 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $2.2 million and realized losses of $1.6 million.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

During the three months ended March 31, 2013, the Company invested in $7.4 million of credit sensitive commercial real estate assets through an affiliated entity, and applies the equity method of accounting for such investments. The investments have a weighted average yield of 12.26%. The Company has presented this investment separately on the consolidated balance sheet in the “Investment in affiliates” line item, and statement of operations as a component of “Equity in loss from affiliate.”

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

4. Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s loan portfolio at March 31, 2013 and December 31, 2012.

The following table details the loan portfolio as of March 31, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$30,000,000	$17,825	$30,017,825	$-	$(17,825)	$30,000,000	9.00%	9.64%	3.24

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

The following table details the loan portfolio as of December 31, 2012:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$2,500,000	$-	$2,500,000	$-	$-	$2,500,000	9.63%	9.63%	3.51

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

During the three months ended March 31, 2013, the Company sold 1 loan for total proceeds of $2.6 million, recording realized gains of $0.1 million and no realized losses. This sale settled subsequent to period end. The Company did not have any loans during the three months ended March 31, 2012.

5. Fair Value Measurements

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

Values for the Company’s securities, derivatives and loan portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

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

The Manager may also engage specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable securities. The analyses provided by valuation service providers are reviewed and considered by the Manager.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$842,040,858	$-	$842,040,858
20 Year Fixed Rate	-	322,780,147	-	322,780,147
30 Year Fixed Rate	-	2,381,767,900	-	2,381,767,900
ARM	-	35,531,075	-	35,531,075
Interest Only	-	174,393,666	-	174,393,666
Credit Investments:		-	-	-
Non-Agency RMBS	-	447,072,765	192,389,167	639,461,932
ABS	-	-	18,490,547	18,490,547
CMBS	-	92,164,608	34,346,520	126,511,128
Interest Only	-	50,640,351	6,906,230	57,546,581
Commercial loans	-	-	30,000,000	30,000,000
Linked transactions	-	95,393,375	8,143,675	103,537,050
Derivative assets		739,804	-	739,804
Total Assets Carried at Fair Value	$-	$4,442,524,549	$290,276,139	$4,732,800,688

Liabilities:
Derivative liabilities	$-	$(31,160,053)	$-	$(31,160,053)
Total Liabilities Carried at Fair Value	$-	$(31,160,053)	$-	$(31,160,053)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$1,248,210,196	$-	$1,248,210,196
20 Year Fixed Rate	-	148,124,694	-	148,124,694
30 Year Fixed Rate	-	2,143,738,095	-	2,143,738,095
ARM	-	38,175,754	-	38,175,754
Interest Only	-	207,618,412	-	207,618,412
Credit Investments:
Non-Agency RMBS	-	297,127,840	255,043,557	552,171,397
ABS	-	-	33,937,097	33,937,097
CMBS	-	63,249,824	34,066,710	97,316,534
Interest Only	-	67,736,601	-	67,736,601
Commercial Mortgage Loans	-	2,500,000	-	2,500,000
Linked transactions	-	38,617,525	6,505,299	45,122,824
Total Assets Carried at Fair Value	$-	$4,255,098,941	$329,552,663	$4,584,651,604

Liabilities:
Derivative liabilities	$-	$(36,375,947)	$-	$(36,375,947)
Total Liabilities Carried at Fair Value	$-	$(36,375,947)	$-	$(36,375,947)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013 and March 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

March 31, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	22,854,307	27,993,404	-	7,048,720	30,017,825	2,658,169
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(88,968,242)	(28,086,094)	-	-	-	-
Proceeds from settlement	(3,056,564)	(15,345,928)	(58,631)	-	-	(1,201,543)
Total net gains/ (losses) (3)
Included in net income	6,516,109	(7,932)	338,441	(142,490)	(17,825)	261,366
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$192,389,167	$18,490,547	$34,346,520	$6,906,230	$30,000,000	$8,143,675

Change in unrealized appreciation/depreciation for level 3 assets still held as of March 31, 2013 (4)	$2,733,774	$84,376	$338,441	$(142,490)	$(17,825)	$261,366

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$261,366
Unrealized loss on real estate securities and loans, net	2,265,711
Interest income	542,084
Net realized gain	3,878,508
Total	$6,947,669

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$261,366
Unrealized loss on real estate securities and loans, net	2,454,192
Interest income	542,084
Total	$3,257,642

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

Three Months Ended

March 31, 2012

	Non-Agency RMBS	ABS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-
Transfers out of level 3	-	-	-
Purchases	11,605,000	23,504,164	17,999,478
Reclassification of security type (2)	-	-	-
Proceeds from sales	-	-	-
Proceeds from settlement	(5,957,238)	(516,739)	(14,212,730)
Total net gains/ (losses) (3)	-	-	-
Included in net income	110,652	246,007	442,736
Included in other comprehensive income (loss)	-	-	-
Ending Balance	$34,165,419	$27,760,052	$9,506,801
	-	-	-
Change in unrealized appreciation/depreciation for level 3 assets still held as of March 31, 2012 (3)	$110,652	$246,007	$442,736

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$442,736
Unrealized gain on real estate securities, net	370,325
Interest income	(13,666)
Total	$799,395

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2013 and March 31, 2012.

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non Agency RMBS	$192,389,167	Discounted Cash Flow	Yield	4.11% - 8.47% (5.15%)
			Projected Collateral Prepayments	0.00% - 8.00% (3.72%)
			Projected Collateral Losses	2.52% - 48.00% (15.68%)
			Projected Collateral Severities	45.00% - 70.00% (59.28%)
ABS	$18,490,547	Discounted Cash Flow	Yield	4.35% - 4.64% (4.58%)
			Projected Collateral Prepayments	4.00% - 4.00% (4.00%)
CMBS	$34,346,520	Discounted Cash Flow	Yield	3.67% - 14.03% (6.22%)
			Projected Collateral Prepayments	0.00% - 100.00% (0.30%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Interest Only	$6,906,230	Discounted Cash Flow	Yield	6.15% - 6.21% (3.67%)
			Projected Collateral Prepayments	0.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Commercial Loans	$30,000,000	Discounted Cash Flow	Yield	9.76% - 9.76% (9.76%)
Linked Transactions*	$8,143,675	Discounted Cash Flow	Yield	4.97% - 11.86% (6.28%)
			Projected Collateral Prepayments	0.00% - 4.26% (1.20%)
			Projected Collateral Losses	0.00% - 27.00% (5.63%)
			Projected Collateral Severities	0.00% - 70.91% (22.72%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

Asset Class	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$255,043,557	Discounted Cash Flow	Yield	4.43% - 9.60% (5.90%)
			Projected Collateral Prepayments	1.00% - 9.00% (4.41%)
			Projected Collateral Losses	0.20% - 16.00% (2.03%)
			Projected Collateral Severities	40.00% - 75.00% (55.27%)
ABS	$33,937,097	Discounted Cash Flow	Yield	4.66% - 7.05% (5.77%)
			Projected Collateral Prepayments	20.00% - 100.00% (59.72%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS	$34,066,710	Discounted Cash Flow	Yield	2.23% - 5.76% (5.05%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Linked Transactions*	$6,505,299	Discounted Cash Flow	Yield	4.14% - 10.93% (5.59%)
			Projected Collateral Prepayments	0.00% - 25.00% (0.94%)
			Projected Collateral Losses	0.00% - 35.00% (16.25%)
			Projected Collateral Severities	0.00% - 65.00% (34.32%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and CMBS securities classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Also as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, and specialized third party valuation service providers. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

6. Repurchase Agreements

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents certain information regarding the Company’s repurchase agreements as of March 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,476,254,976	0.75%	8.05%
31-60 days	888,295,000	0.45%	4.44%
61-90 days	327,267,000	0.69%	4.88%
Greater than 90 days	290,010,000	0.54%	3.92%
Total / Weighted Average	$3,981,826,976	0.66%	6.68%

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,242,856,547	0.71%	7.28%
31-60 days	783,969,000	0.52%	4.04%
61-90 days	547,416,000	0.57%	3.49%
Greater than 90 days	337,178,271	1.30%	11.95%
Total / Weighted Average	$3,911,419,818	0.70%	6.50%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Repurchase agreements secured by Agency RMBS	$3,329,669,000	$3,346,676,000
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	3,442,243,443	3,489,393,062
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	652,157,976	564,743,818
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	820,452,770	711,699,379
Cash pledged (i.e., restricted cash) under repurchase agreements	302,000	1,500,000

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of March 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Repurchase Agreements	$(3,981,826,976)	$-	$(3,981,826,976)	$(3,981,826,976)	$-	$-

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Repurchase Agreements	$(3,911,419,818)	$-	$(3,911,419,818)	$(3,911,419,818)	$-	$-

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with 30 counterparties, under which it had outstanding debt with 27 and 29 counterparties at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

On April 9, 2012, AG MIT, LLC (“AG MIT”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency RMBSs. Effective April 12, 2013, AG MIT entered into an Amended and Restated Master Repurchase and Securities Contract (the “Renewal Agreement”) to the Repurchase Agreement dated as of April 9, 2012. The Renewal Agreement was entered into for multiple purposes, including the amendment of the Repurchase Agreement to finance AG MIT’s acquisition of not only residential, non-Agency Securities, but also certain consumer asset-backed securities and commercial mortgage-backed securities. Each transaction under the Renewal Agreement will also have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Renewal Agreement increases the aggregate maximum borrowing capacity of the Repurchase Agreement from $75 million to $125 million and extends the maturity date from April 8, 2013 to April 11, 2014. The Renewal Agreement also includes the same provisions in the Repurchase Agreement permitting the maturity date to be extended for an additional 90 days.

The Renewal Agreement contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the Repurchase Agreement and are customary for agreements of this type. The Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At March 31, 2013 and December 31, 2012, the Company had repurchase agreements of $375.2 million and $282.3 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

7. Derivatives

The Company's derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at March 31, 2013 and December 31, 2012.

Derivative Instrument	Designation	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(30,741,883)	$(36,238,250)
Interest rate swaps, at fair value	Non-Hedge	Derivative assets, at fair value	327,101	-
TBAs	Non-Hedge	Derivative liabilities, at fair value	(418,170)	(137,697)
TBAs	Non-Hedge	Derivative assets, at fair value	412,703	-
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	103,537,050	45,122,824

The following table summarizes information related to derivatives:

	March 31, 2013	December 31, 2012
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements (1)	$2,704,625,000	$2,166,025,000
Net notional amount of TBAs	40,000,000	40,000,000
Notional amount of Linked Transactions (2)	515,429,104	349,775,342

(1) Includes forward starting swaps with a notional of $100.0 million as of March 31, 2013 and December 31, 2012.

(2) This represents the current face of the securities comprising linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table summarizes gains (losses) related to derivatives:

		Three Months Ended	Three Months Ended
	Income Statement Location	March 31, 2013	March 31, 2012
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$5,091,011	$(1,358,300)
Interest rate swaps	Net realized gain	(788,274)	153,721
TBAs	Unrealized loss on derivative instruments, net	132,230	(1,487,579)
TBAs	Net realized gain	(339,258)	1,706,719
Linked transactions	Gain on linked transactions, net	5,838,219	3,439,185
Linked transactions	Net realized gain	339,669	-

The following table presents both gross information and net information about derivative instruments eligible for offset in the statement of financial position as of March 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Derivative Assets (1)	$1,377,469	$(166,627)	$1,210,842	$-	$-	$1,210,842
Derivative Liabilities (2)	(27,249,342)	689,250	(26,560,092)	(26,560,092)	-	-
Linked Transactions (3)	477,372,338	(375,195,253)	102,177,085	-	-	102,177,085

(1) Included in Derivative Assets on the consolidated balance sheet is accrued interest of $(883,740) and TBA assets of $412,702.

(2) Included in Derivative Liabilities on the consolidated balance sheet is accrued interest of $(4,181,791) and TBA liabilities of $(418,170).

(3) Included in Linked Transactions on the consolidated balance sheet is net accrued interest of $1,359,965.

The following table presents both gross information and net information about derivative instruments eligible for offset in the statement of financial position as of December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Derivative Liabilities (1)	$(30,836,609)	$396,348	$(30,440,261)	$(30,440,261)	$-	$-
Linked Transactions (2)	326,589,623	(282,343,454)	44,246,169	-	-	-

(1) Included in Derivative Liabilities on the consolidated balance sheet is accrued interest of $(5,797,990) and TBA liabilities of $(137,696).

(2) Included in Linked Transactions on the consolidated balance sheet is net accrued interest of $876,655.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents information about the Company’s interest rate swaps as of March 31, 2013:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$104,500,000	0.99%	0.29%	1.30
2015		364,025,000	1.08%	0.29%	2.17
2016		367,500,000	1.08%	0.28%	3.11
2017		410,000,000	1.02%	0.29%	4.45
2018	*	733,600,000	1.14%	0.29%	5.07
2019	*	450,000,000	1.39%	0.29%	6.31
2020		225,000,000	1.47%	0.30%	6.81
2022		50,000,000	1.69%	0.28%	9.43
Total/Wtd Avg		$2,704,625,000	1.18%	0.29%	4.61

* These figures include forward starting swaps with a total notional of $100.0 million and a weighted average start date of April 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of March 31, 2013.

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$204,500,000	1.00%	0.33%	1.54
2015		364,025,000	1.08%	0.30%	2.42
2016		367,500,000	1.08%	0.30%	3.36
2017		410,000,000	1.02%	0.31%	4.70
2018	*	320,000,000	1.31%	0.31%	5.56
2019	*	450,000,000	1.39%	0.31%	6.56
2022		50,000,000	1.69%	0.31%	9.68
Total/Wtd Avg		$2,166,025,000	1.17%	0.31%	4.42

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents information about the Company’s TBAs for the three months ended March 31, 2013 and March 31, 2012:

For the Three Months Ended March 31, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$210,000,000	$(210,000,000)	$40,000,000	$41,139,064	$(41,144,531)	$412,703	$(418,170)

For the Three Months Ended March 31, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(225,000,000)	$95,000,000	$97,258,205	$(97,727,344)	$113,281	$(582,420)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. When, or if a transaction is longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Certain of our Linked Transactions became unlinked during the periods presented, For the three months ended March 31, 2013 a Non-Agency RMBS with a security fair value of $13.2 million and the related repurchase agreement borrowing of $11.6 million were unlinked. For the three months ended March 31, 2013, the Company had net realized gains of $0.3 million, respectively, from the unlinking of Linked Transactions. No transactions became unlinked for the three months ended March 31, 2012.

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three months ended March 31, 2013:

					For the Three Months Ended March 31, 2013
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$496,559,104	$448,887,608	$459,268,058	$1,322,686	$3,052,876	$2,169,017	$339,669	$5,561,562	4.93%	5.94
CMBS	18,870,000	17,716,566	18,104,280	37,279	157,766	458,560	-	616,326	2.87%	4.75
Total	$515,429,104	$466,604,174	$477,372,338	$1,359,965	$3,210,642	$2,627,577	$339,669	$6,177,888	4.85%	5.90

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three months ended March 31, 2012:

					For the Three Months Ended March 31, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$170,724,133	$149,341,246	$149,415,487	$451,704	$1,268,894	$1,700,335	$-	$2,969,229	4.81%	5.98
ABS	16,500,000	16,494,354	16,734,687	9,213	158,050	301,596	-	459,646	4.72%	4.75
CMBS	18,000,000	17,999,479	17,999,479	10,310	10,310	-	-	10,310	6.79%	5.11
Total	$205,224,133	$183,835,079	$184,149,653	$471,227	$1,437,254	$2,001,931	$-	$3,439,185	4.98%	5.80

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions for the three months ended March 31, 2013:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$360,317,253	2.00%	0.06
CMBS	14,878,000	1.29%	0.06
	$375,195,253	1.97%	0.06

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions for the three months ended March 31, 2012:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$122,316,142	1.87%	0.05
ABS	12,313,000	1.64%	0.01
CMBS	13,500,000	1.74%	0.08
	$148,129,142	1.84%	0.05

At March 31, 2013, the Company had real estate securities with a fair value of $50.0 million and restricted cash of $2.5 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $436.5 million as collateral against the related linked repurchase agreements. At March 31, 2012, the Company had real estate securities with a fair value of $15.7 million and restricted cash of $0.8 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $184.1 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

8. Earnings per Share

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

As of March 31, 2013 and March 31, 2012, the Company’s outstanding warrants and unvested shares of restricted common stock were as follows:

	March 31, 2013	March 31, 2012
Warrants	1,207,500	1,602,500
Restricted stock granted to the Manager	20,126	33,542
Restricted stock granted to the independent directors	4,000	6,000

Each warrant entitles the holder to purchase half a share of the company’s common stock at a fixed price upon exercise of the warrant. During the three months ended March 31, 2013, the average market value per share of the Company's common stock was above the exercise price of the warrants, and therefore the warrants are included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260. During the three months ended March 31, 2012, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants, and are therefore not included in the Company’s diluted weighted average shares outstanding. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of these shares are only included in diluted weighted average shares outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2013 as well as the three months ended March 31, 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income available to common stockholders for basic and diluted earnings per share	$13,403,455	$10,950,438

Denominator:
Basic weighted average common shares outstanding	27,280,531	14,179,635
Dilutive effect of manager and director restricted stock and warrants	121,774	1,154
Dilutive weighted average common shares outstanding	27,402,305	14,180,789

Basic Earnings Per Share of Common Stock:	$0.49	$0.77
Diluted Earnings Per Share of Common Stock:	$0.49	$0.77

9. Income Taxes

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

The Company has elected to treat AG MIT II, LLC, AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes. During the three months ended March 31, 2013 the Company recognized an income tax provision of $2.6 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2013 and December 31, 2012. The Company’s federal income tax return for the 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

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

March 31, 2013

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

For the three months ended March 31, 2013 and March 31, 2012, the Company incurred management fees of approximately $2.9 million and $1.0 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2013 and December 31, 2012, no event of termination of the management agreement had occurred.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three ended March 31, 2013 and 2012 the Company has expensed into Other operating expenses $1.3 million and $0.0 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for the three months ended March 31, 2013. The Manager waived its right to receive expense reimbursement of $0.9 million of expense reimbursement for the three months ended March 31, 2012.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s independent directors under the Equity Incentive Plan, pursuant to which each of the independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date.

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

March 31, 2013

11. Equity

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At March 31, 2013, approximately $567.1 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of the common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2013, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation, or (“Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of March 31, 2013, the Company sold 559,841 shares of common stock through the Sales Agents for net proceeds of approximately $14.0 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2013, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

For the three months ended March 31, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 11,371 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the three months ended March 31, 2013, warrants were exercised by the cash exercise option, which resulted in the issuance of 146,250 shares of common stock for proceeds to the Company of $3.0 million. No warrants were exercised during the three months ended March 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

During the quarter ended March 31, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.0 million, or $0.80 per share, which was paid on April 26, 2013. During the quarter ended March 31, 2012, the Company declared a quarterly dividend to common shareholders totaling $11.0 million or $0.70 per share, which was paid on April 27, 2012.

During the quarter ended March 31, 2013, the board of directors declared a distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively, for the quarterly period ending on March 16, 2013. The distributions were paid on March 18, 2013 to stockholders of record as of February 28, 2013.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at March 31, 2013.

13. Subsequent Events

For the period from April 1, 2013 to April 30, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 8,730 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the same period, warrants were exercised by the cash exercise option, which resulted in the issuance of 12,500 shares of common stock for proceeds to the Company of $0.3 million.

For the period from April 1, 2013 to April 30, 2013, the Company issued 292,500 shares of common stock through the Sales Agents. Net proceeds to the Company were $7.3 million.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a Maryland real estate investment trust focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to our target assets. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo, Gordon. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility for its Manager’s day-to-day duties and obligations arising under our management agreement.

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

Market and interest rate trends

In September 2012, the Federal Reserve announced a program known as QE3 to purchase additional Agency RMBS at a pace of $40 billion per month. The Federal Reserve also announced it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new such purchases until the labor market improves. The Federal Reserve’s target range for the Federal Funds Rate will also be maintained between zero and 0.25% through at least mid-2015, which is six months longer than previously announced. The Federal Reserve also introduced more formal unemployment rate and inflation targets. With the global macro-environment still challenging, sub-optimal growth in the United States and unemployment still north of the 6.5% stated target, we believe the Federal Reserve will continue its current pace of purchases over the near-term.

This open ended program was meant to put downward pressure on long term interest rates. Immediately following the announcement of QE3, prices on Agency RMBS reached record highs and although performance has been mixed since that time, yields and spreads on such assets have narrowed. This short term effect has reduced the correlation between mortgage rates and rates on U.S. Treasuries and interest rate swaps. During the three months ended March 31, 2013, the 10 Year U.S. Treasury rate decreased 24 basis points to 1.64%. This compares with a decrease of 104 basis points in the yield on par-priced Fannie Mae Agency RMBS backed by 30 year fixed rate mortgage loans to 1.84% at March 31, 2013. This demand has come primarily from the Federal Reserve. Since its September 13, 2012 announcement of QE3, the Fed has purchased over $544.0 billion of Agency mortgage-backed securities.

We believe that 2012 marked a bottoming in the U.S. commercial and residential real estate markets. We continue to be optimistic about the prospects for home price appreciation over the course of 2013. The United States housing market is benefiting from favorable supply/demand dynamics, low mortgage rates, an increase in household formation and an influx of capital into the REO rental strategy. However, we would expect that without an increase in median income the pace of home price appreciation is likely to moderate towards the end of the year. Furthermore, we believe the deep dislocations that occurred in these markets have resulted or will result in an “over-correction” in pricing, thus creating a potential opportunity for us to capitalize on these market dislocations. The recent actions taken by the U.S. government, the Federal Reserve and other governmental and regulatory bodies to address the financial crisis, specifically QE3, has exacerbated the shortage of high quality assets in the market place, leading to stronger interest in credit assets. As we look ahead to 2013 and 2014 we believe further opportunities will arise from the evolution of the housing finance market. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Over the course of 2012 we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. In particular, subsequent to the announcement by the Federal Reserve of a third round of Quantitative Easing in September, 2012 we elected to minimize additional investments into Agency RMBS. Despite current capacity constraints in the mortgage origination channel we believe that prepayments are likely to increase into 2013 and we therefore elected to increase our hedges. Subject to available yields and market conditions, we expect to continue our gradual and opportunistic allocation of capital to Non-Agency RMBS, ABS, CMBS, and mortgage loan assets.

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

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of March 31, 2013:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$795,805,817	$826,070,587	$15,970,271	$842,040,858	3.09%	5.06
20 Year Fixed Rate	306,812,999	320,970,236	1,809,911	322,780,147	3.29%	7.57
30 Year Fixed Rate	2,246,731,792	2,375,603,261	6,164,639	2,381,767,900	3.58%	9.07
ARM	33,830,517	35,371,547	159,528	35,531,075	2.96%	5.71
Interest Only	893,494,761	174,813,951	(420,285)	174,393,666	5.37%	4.54
Credit Investments:
Non-Agency RMBS	1,223,913,450	1,072,623,199	26,106,791	1,098,729,990	4.54%	6.30
ABS	18,274,953	18,249,221	241,326	18,490,547	4.50%	1.37
CMBS	142,348,315	140,719,653	3,895,755	144,615,408	5.24%	4.63
Interest Only	459,759,150	55,198,325	2,348,256	57,546,581	2.22%	4.03
Total: Non-GAAP Basis - Including Linked Transactions	$6,120,971,754	$5,019,619,980	$56,276,192	$5,075,896,172	3.90%	6.73

Linked Transactions	$515,429,104	$466,604,174	$10,768,164	$477,372,338	4.85%	5.90

Total: GAAP Basis - Excluding Linked Transactions	$5,605,542,650	$4,553,015,806	$45,508,028	$4,598,523,834	3.81%	6.81

(1) Equity residual investments with a zero coupon rate are excluded from this calculation.

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

(1) Equity residual investments with a zero coupon rate are excluded from this calculation.

As mentioned above, our investments have been focused in Agency RMBS given the relative ease of funding and superior liquidity. We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Our Non-Agency RMBS, ABS, CMBS, mortgage loans and interest only securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through March 31, 2013, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS through the use of repurchase agreements.

On April 9, 2012, AG MIT, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency RMBSs. Effective April 12, 2013, AG MIT entered into an Amended and Restated Master Repurchase and Securities Contract (the “Renewal Agreement”) to the Repurchase Agreement dated as of April 9, 2012. The Renewal Agreement was entered into for multiple purposes, including the amendment of the Repurchase Agreement to finance AG MIT’s acquisition of not only residential, non-Agency Securities, but also certain consumer asset-backed securities and commercial mortgage-backed securities. Each transaction under the Renewal Agreement will also have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Renewal Agreement increases the aggregate maximum borrowing capacity of the Repurchase Agreement from $75 million to $125 million and extends the maturity date from April 8, 2013 to April 11, 2014. The Renewal Agreement also includes the same provisions in the Repurchase Agreement permitting the maturity date to be extended for an additional 90 days.

The Renewal Agreement contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the Repurchase Agreement and are customary for agreements of this type. The Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of March 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,825,475,229	0.90%	16.0	8.7%
31-60 days	895,313,000	0.47%	42.0	4.5%
61-90 days	346,224,000	0.75%	72.0	5.4%
Greater than 90 days	290,010,000	0.54%	216.2	3.9%
Total: Non-GAAP Basis - Including Linked Transactions	$4,357,022,229	0.77%	39.1	7.3%

Linked Transactions	$375,195,253	1.97%	21.6	13.3%

Total: GAAP Basis - Excluding Linked Transactions	$3,981,826,976	0.66%	40.8	6.7%

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

The following tables present a reconciliation of our leverage ratio at March 31, 2013 and December 31, 2012 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

March 31, 2013:	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,311,836,472	$800,971,113	5.38	x
Non-GAAP Adjustments	375,195,253	-
GAAP Leverage	3,936,641,219	800,971,113	4.91	x

December 31, 2012:	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,182,110,308	$794,621,781	5.26	x
Non-GAAP Adjustments	282,343,454	-
GAAP Leverage	3,899,766,854	794,621,781	4.91	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 30 counterparties, under which we have outstanding debt with 27 and 29 counterparties at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2013:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$104,500,000	0.99%	0.29%	1.30
2015		364,025,000	1.08%	0.29%	2.17
2016		367,500,000	1.08%	0.28%	3.11
2017		410,000,000	1.02%	0.29%	4.45
2018	*	733,600,000	1.14%	0.29%	5.07
2019	*	450,000,000	1.39%	0.29%	6.31
2020		225,000,000	1.47%	0.30%	6.81
2022		50,000,000	1.69%	0.28%	9.43
Total/Wtd Avg		$2,704,625,000	1.18%	0.29%	4.61

* These figures include forward starting swaps with a total notional of $100.0 million and a weighted average start date of April 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of March 31, 2013.

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014		$204,500,000	1.00%	0.33%	1.54
2015		364,025,000	1.08%	0.30%	2.42
2016		367,500,000	1.08%	0.30%	3.36
2017		410,000,000	1.02%	0.31%	4.70
2018	*	320,000,000	1.31%	0.31%	5.56
2019	*	450,000,000	1.39%	0.31%	6.56
2022		50,000,000	1.69%	0.31%	9.68
Total/Wtd Avg		$2,166,025,000	1.17%	0.31%	4.42

* These figures include forward starting swaps with a total notional of $100.0 million and a weighted average start date of April 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2012.

The Company has entered into to-be-announced, or TBA, security positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases on trade date and it presents the purchase net of the corresponding payable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following tables present information about the Company’s TBAs for the three months ended March 31, 2013 and March 31, 2012:

For the Three Months Ended March 31, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$210,000,000	$(210,000,000)	$40,000,000	$41,139,064	$(41,144,531)	$412,703	$(418,170)

For the Three Months Ended March 31, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(225,000,000)	$95,000,000	$97,258,205	$(97,727,344)	$113,281	$(582,420)

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, CMBS, and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain on real estate securities and loans, net”. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investments in mortgage loans

Our mortgage loan portfolio consists of one commercial mortgage loan as of March 31, 2013, on which we have chosen to make a fair value election pursuant to ASC 825. Loans are recorded at fair market value on the balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loans activities will be recorded in a similar manner.

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, and specialized third party valuation service providers. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. As of March 31, 2013, the underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Loss from equity earnings in affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

Interest income

Interest income on our real estate securities and loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities and loans. We have elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the respective investments. We estimate future expected cash flows, at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. At least quarterly, these estimated cash flows are assessed and a revised yield is computed based on the current amortized cost of the investment, as needed. As further explained below, there are uncertainties and contingencies involved in estimating cash flows, which are difficult to predict and are subject to future events that may impact our estimates and, as a result, our interest income.

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

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest only securities). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risks. We may use derivative instruments such as interest rate swaps, TBA security positions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings during the period in which they occur.

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013 -1). ASU 2013-1 addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with ASC 815-10, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20 “Balance Sheet – Offsetting” or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance does not amend the circumstances in which the Company offsets its derivative positions. As a result, the guidance does not have a material effect on the Company's financial statements.

 Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the three months ended March 31, 2013 vs. the three months ended March 31, 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$38,617,716	$13,996,628
Interest expense	6,875,962	1,827,414
	31,741,754	12,169,214

Other Income
Net realized gain	5,335,417	2,429,020
Gain on linked transactions, net	5,838,219	3,439,185
Realized loss on periodic interest settlements of interest rate swaps, net	(5,272,343)	(1,457,950)
Unrealized gain/loss on derivative instruments, net	5,223,241	(2,845,879)
Unrealized loss on real estate securities and loans, net	(17,711,381)	(755,552)
	(6,586,847)	808,824

Expenses
Management fee to affiliate	2,859,340	1,049,294
Other operating expenses	2,274,370	813,324
Equity based compensation to affiliate	114,528	87,329
Excise tax	500,000	77,653
	5,748,238	2,027,600

Income before provision for income taxes and equity in loss from affiliate	19,406,669	10,950,438
Provision for income taxes	(2,632,269)	-
Equity in loss from affiliate	(3,591)	-

Net Income	16,770,809	10,950,438
	-
Dividends on preferred stock	3,367,354	-

Net Income Available to Common Stockholders	$13,403,455	$10,950,438

Share Data:
Earnings Per Share of Common Stock
Basic	$0.49	$0.77
Diluted	$0.49	$0.77

Dividends Declared per Share of Common Stock	$0.80	$0.70

From March 31, 2012 to March 31, 2013, we raised $425.6 million of net equity through common and preferred stock offerings. We opportunistically allocated these proceeds into our target assets and increased our investment portfolio by $2.6 billion, inclusive of unlinked transactions and investments held within an affiliated entity. Changes in the results of operations are primarily caused by these increases in our portfolio.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements is our net interest margin. During the three months ended March 31, 2013, the weighted average cost of securities and repurchase agreements was $5.0 billion and $4.3 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.45%, and the average rate paid on repurchase agreements was 0.77%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended March 31, 2013 was 0.49%. During the three months ended March 31, 2012, we had a weighted average cost of securities and repurchase agreements of $2.0 billion and $1.7 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.22%, and the average rate paid on repurchase agreements was 0.49%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended March 31, 2012 was 0.33%.

Realized and unrealized gains (losses) on investments and derivatives

During the three months ended March 31, 2013, we sold certain real estate securities realizing net gains of $4.6 million, inclusive of related tax positions, sold certain loans realizing net gains of $0.1 million, settled certain derivatives realizing a net loss of $1.1 million and recorded net realized gains of $0.3 million from the unlinking of securities previously accounted for as derivatives through linked transactions. Additionally, we recognized $1.1 million of realized loss due to an OTTI charge on one security. During the three months ended March 31, 2012, we sold certain real estate securities realizing a net gain of $0.6 million and settled certain derivatives realizing a net gain of $1.8 million. We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income. Our derivative instruments include interest rate derivatives, and certain TBA securities.

We have elected the fair value option on our real estate securities and loan portfolios. As a result, the change in market value of our securities is included as a component of net income.

The change in unrealized gains (losses) was attributable to the changes in market pricing on the underlying instruments during the periods presented.

Management fees and other expenses

For the three months ended March 31, 2013 and March 31, 2012, our management fees were $2.9 million and $1.0 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses.

For the three months ended March 31, 2013 and March 31, 2012, other operating costs were $2.3 million and $0.8 million, respectively. The amounts were primarily comprised of professional fees, insurance and director’s fees. For three months ended March 31, 2013, certain expenses reimbursable to the Manager were also included in Other operating expense.

The Company has expensed into Other operating expenses $1.3 million during the current quarter which will be paid to Manager. The Manager waived its right to receive expense reimbursement $0.9 million of expense reimbursement for the three months ended March 31, 2012. The Manager did not waive any expense reimbursements for the three months ended March 31, 2013.

Book value per share

As of March 31, 2013 and March 31, 2012, our book value per common share was $23.16 and 19.63, respectively.

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our real estate securities and loan portfolios, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations.

At March 31, 2013, we had $40.7 million of cash available to support our liquidity needs. Additionally, we had $228.2 million of Agency RMBS that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 30 counterparties, allowing the Company to utilize leverage in its operations. As of March 31, 2013, we had debt outstanding of $4.4 billion with 27 counterparties, including repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between April 1, 2013 and January 16, 2014. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Overnight	$-	$-
Within 30 days	2,825,475,229	2,525,200,001
30 to 59 days	895,313,000	783,969,000
60 to 89 days	346,224,000	547,416,000
90 to 119 days	73,483,000	200,687,271
Greater than or equal to 120 days	216,527,000	136,491,000
Total: Non-GAAP Basis - Including Linked Transactions	$4,357,022,229	$4,193,763,272

Linked Transactions	$375,195,253	$282,343,454

Total: GAAP Basis - Excluding Linked Transactions	$3,981,826,976	$3,911,419,818

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of March 31, 2013 and December 31, 2012, the Company had twenty-three and sixteen linked transactions resulting in $375.2 million and $282.3 million of embedded repurchase agreements with a weighted average rate of 1.97% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements is April 22, 2013 as of March 31, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of March 31, 2013, we have entered into $2.7 billion notional of pay-fixed receive-LIBOR swaps that have variable maturities between July 14, 2014 and September 6, 2022.

Effects of margin requirements, leverage and credit spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any other reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses.

Contractual obligations

As of March 31, 2013, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholder’s equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. For the three months ended March 31, 2013 and March 31, 2012 the Manager had incurred approximately $1.3 million and $0.9 million of reimbursable expenses, respectively. The Company has expensed into Other operating expenses $1.3 million during the current quarter which will be paid to Manger. The Manager waived its right to receive the expense reimbursement of $0.9 million for the quarter ended March 31, 2012. The Manager did not waive any expense reimbursements for the three months ended March 31, 2013.

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

We have presented a table that details the contractual maturity of our repurchase agreements at March 31, 2013. Refer to the “Liquidity and Capital Resources” section for the table. All repurchase agreements entered into by the Company mature in less than one year. As of March 31, 2013 and December 31, 2012, we are obligated to pay accrued interest our repurchase agreements in the amount of $3.1 million and 3.5 million, respectively.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of March 31, 2013, our maximum exposure to loss on linked transactions is $477.4 million. See the Investment Activities section of Item 2 for further details.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us, and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. As of March 31, 2013, we did not employ any credit derivatives.

We have entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases on the trade date and present the purchase net of the corresponding payable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of March 31, 2013, our maximum exposure to loss on TBAs is $41.1 million. See the Investment Activities section of this Item 2 for further details.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of March 31, 2013.

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

Grants of restricted common stock

As of March 31, 2013, we have granted an aggregate of 14,524 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2013, 30,648 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 10 to our financial statements included in this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes we may fund our quarterly distributions out of such net proceeds.

During the quarter ended March 31, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.0 million, or $0.80 per share, which was paid on April 26, 2013. During the quarter ended March 31, 2012, the Company declared a quarterly dividend to common shareholders totaling $11.0 million or $0.70 per share, which was paid on April 27, 2012.

During the quarter ended March 31, 2013, the board of directors declared a distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively, for the quarterly period ending on March 16, 2013. The distributions were paid on March 18, 2013 to stockholders of record as of February 28, 2013.

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

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2013.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2013, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-11.00%	-10.00%
+50	-4.80%	-5.00%
-50	4.10%	0.80%
-100	5.70%	0.80%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of March 31, 2013.

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

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date, or adjusted prospectively through an adjustment of the yield over the remaining life of the security for securities accounted for under ASC 320-10 (generally Agency RMBS) and ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest only securities) respectively.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2013, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2013, the Company issued 157,621 shares of common stock upon the exercise of 434,500 outstanding warrants to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Common stock issued upon the cash exercise of warrants were exercised at a strike price of $20.50. The warrants had been received by the holders in connection with the Company’s initial public offering that closed on July 6, 2011.

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

*4.2 *4.3

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

*10.1

Form of Warranty Agreement- Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective

Amendment No. 7”).

46

*10.2

Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC,

incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the

Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 7, 2013	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

May 7, 2013	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

48

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
March 31, 2013

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

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Warranty Agreement - Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Frank Stadelmaier pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

