Form 10-Q
period 2013-06-30
AG Mortgage Investment Trust, Inc.
filed 2013-08-07
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 28,375,964 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Real estate securities, at fair value:
Agency - $2,895,273,756 and $3,536,876,135 pledged as collateral, respectively	$3,086,759,132	$3,785,867,151
Non-Agency - $739,782,694 and $529,455,020 pledged as collateral, respectively	740,789,967	568,858,645
ABS - $97,916,107 and $33,937,097 pledged as collateral, respectively	97,916,107	33,937,097
CMBS - $90,884,600 and $148,307,262 pledged as collateral, respectively	90,884,600	148,365,887
Commercial loans receivable, at fair value	30,000,000	2,500,000
Investment in affiliates	7,101,859	-
Linked transactions, net, at fair value	67,263,212	45,122,824
Cash and cash equivalents	70,511,846	149,594,782
Restricted cash	28,147,932	9,130,000
Interest receivable	15,291,075	14,242,453
Receivable on unsettled trades - $450,112,813 and $0 pledged as collateral, respectively	452,000,649	96,310,999
Derivative assets, at fair value	44,508,487	-
Other assets	93,181	454,069
Due from broker	3,967,179	884,605
Total Assets	$4,735,235,226	$4,855,268,512

Liabilities
Repurchase agreements	$3,821,644,190	$3,911,419,818
Payable on unsettled trades	124,438,752	84,658,035
Interest payable	3,227,749	3,204,205
Derivative liabilities, at fair value	10,632,030	36,375,947
Dividend payable	22,685,868	18,540,667
Due to affiliates	4,333,723	3,910,065
Accrued expenses	1,316,510	806,853
Taxes payable	3,655,779	1,731,141
Due to broker	21,190,000	-
Total Liabilities	4,013,124,601	4,060,646,731

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference) at June 30, 2013 and December 31, 2012	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference) at June 30, 2013 and December 31, 2012	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,352,835 and 26,961,936 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	283,529	269,620
Additional paid-in capital	585,412,222	552,067,681
Retained earnings (deficit)	(24,799,131)	81,070,475
	722,110,625	794,621,781

Total Liabilities & Equity	$4,735,235,226	$4,855,268,512

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Interest Income
Interest income	$42,267,747	$17,883,008	$80,885,463	$31,879,636
Interest expense	7,289,211	2,450,017	14,165,173	4,277,431
	34,978,536	15,432,991	66,720,290	27,602,205

Other Income
Net realized gain/(loss)	(76,576,762)	7,552,780	(71,241,345)	9,981,800
Gain/(loss) on linked transactions, net	(1,339,610)	3,364,972	4,498,609	6,804,157
Realized loss on periodic interest settlements of interest rate swaps, net	(6,809,777)	(2,132,414)	(12,082,120)	(3,590,364)
Unrealized gain/(loss) on derivative instruments, net	67,905,018	(10,575,768)	73,128,259	(13,421,647)
Unrealized gain/(loss) on real estate securities and loans, net	(83,093,338)	33,593,211	(100,804,719)	32,837,659
	(99,914,469)	31,802,781	(106,501,316)	32,611,605

Expenses
Management fee to affiliate	2,813,003	1,196,383	5,672,343	2,245,677
Other operating expenses	2,686,584	760,915	4,960,954	1,574,239
Equity based compensation to affiliate	17,350	104,771	131,878	192,100
Excise tax	518,859	255,925	1,018,859	333,578
	6,035,796	2,317,994	11,784,034	4,345,594

Income/(loss) before provision for income taxes and equity in loss from affiliate	(70,971,729)	44,917,778	(51,565,060)	55,868,216
Provision for income taxes	(23,510)	-	(2,655,779)	-
Equity in loss from affiliate	(240,050)	-	(243,641)	-

Net Income/(Loss)	(71,235,289)	44,917,778	(54,464,480)	55,868,216

Dividends on preferred stock	3,367,354	-	6,734,708	-

Net Income/(Loss) Available to Common Stockholders	$(74,602,643)	$44,917,778	$(61,199,188)	$55,868,216

Earnings/(Loss) Per Share of Common Stock
Basic	$(2.66)	$2.85	$(2.21)	$3.73
Diluted	$(2.66)	$2.85	$(2.21)	$3.73

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,068,507	15,769,674	27,676,696	14,974,655
Diluted	28,068,507	15,772,853	27,676,696	14,976,123

Dividends Declared per Share of Common Stock	$0.80	$0.70	$1.60	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	5,750,000	57,500	-	-	103,848,019	-	103,905,519
Grant of restricted stock and amortization of equity based compensation	9,716	97	-	-	227,396	-	227,493
Common dividends declared	-	-	-	-	-	(22,082,532)	(22,082,532)
Net income	-	-	-	-	-	55,868,216	55,868,216
Balance at June 30, 2012	15,769,674	$157,697	$-	$-	$302,304,109	$41,740,810	$344,202,616

Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,156,015	-	33,169,832
Grant of restricted stock and amortization of equity based compensation	9,160	92	-	-	188,526	-	188,618
Common dividends declared	-	-	-	-	-	(44,670,418)	(44,670,418)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net loss	-	-	-	-	-	(54,464,480)	(54,464,480)
Balance at June 30, 2013	28,352,835	$283,529	$49,920,772	$111,293,233	$585,412,222	$(24,799,131)	$722,110,625

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income/(loss)	$(54,464,480)	$55,868,216
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gain)/loss	71,241,345	(9,981,800)
Net amortization of premium related to real estate securities	28,730,150	13,098,144
Unrealized losses on equity method investments	3,046,213	-
Unrealized (gains)/losses on linked transactions, net	556,560	(2,859,986)
Unrealized (gains)/losses on derivative instruments, net	(73,128,259)	13,421,647
Unrealized (gains)/losses on real estate securities and loans, net	100,804,719	(32,837,659)
Equity based compensation to affiliate	131,878	192,100
Equity based compensation expense	86,258	80,005
Change in operating assets/liabilities:
Interest receivable	(1,750,443)	(4,122,045)
Other assets	360,888	675,791
Due from affiliates	-	104,994
Due from broker	(3,082,574)	-
Interest payable	2,849,871	1,977,035
Due to affiliates	423,658	426,042
Accrued expenses	509,658	153,979
Due to broker	-	(325,914)
Taxes payable	1,924,638	-
Net cash provided by operating activities	78,240,080	35,870,549

Cash Flows from Investing Activities
Purchase of real estate securities	(1,697,546,369)	(1,628,868,857)
Investment in affiliates	(7,440,948)	-
Purchase of securities underlying linked transactions	(213,985,589)	(258,088,821)
Proceeds from sale of real estate securities	1,432,787,283	438,488,138
Proceeds from sale of securities underlying linked transactions	-	17,536,406
Principal repayments on real estate securities	289,037,704	101,870,967
Principal repayments on securities underlying linked transactions	54,298,762	20,823,409
Purchase of commercial loans	(30,017,825)	-
Net settlement of interest rate swaps	(4,600,942)	(267,115)
Net settlement of TBAs	(577,149)	1,717,266
Restricted cash provided by (used in) investment activities	(6,797,000)	2,208,001
Net cash used in investing activities	(184,842,073)	(1,304,580,606)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	33,169,832	103,905,519
Borrowings under repurchase agreements	14,009,772,199	8,998,701,429
Borrowings under repurchase agreements underlying linked transactions	2,213,040,474	981,637,451
Repayments of repurchase agreements	(14,099,547,827)	(8,015,120,370)
Repayments of repurchase agreements underlying linked transactions	(2,090,624,764)	(799,282,876)
Collateral received from derivative counterparty	21,190,000	-
Collateral held by derivative counterparty	(13,146,932)	(340,000)
Collateral received from (held by) repurchase counterparty	926,000	(1,134,124)
Dividends paid on common stock	(40,525,217)	(18,050,731)
Dividends paid on preferred stock	(6,734,708)	-
Net cash provided by financing activities	27,519,057	1,250,316,298

Net change in cash and cash equivalents	(79,082,936)	(18,393,759)
Cash and cash equivalents, Beginning of Period	149,594,782	35,851,249
Cash and cash equivalents, End of Period	$70,511,846	$17,457,490

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$14,060,754	$3,960,904
Cash paid for income tax	$1,750,187	$-
Real estate securities recorded upon unlinking of Linked Transactions	$13,192,824	$-
Repurchase agreements recorded upon unlinking of Linked Transactions	$11,562,000	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$22,685,868	$11,042,972

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2013

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral would be included in a due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, interest rate swaps and repurchase agreements. Restricted cash is carried at cost, which approximates fair value.

Offering costs

The Company incurred costs in connection with common stock offerings and issuances of preferred stock. The offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings have been accounted for as a reduction of additional paid-in-capital and offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Earnings/ (Loss) per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income/(loss) per share by dividing net income (loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income/(loss) per share takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

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

We evaluate securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain/(loss) line item on the consolidated statement of operations.

Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

For any securities in an unrealized loss position at June 30, 2013 such securities are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

Sales of securities

Sales of securities are driven by the Manager’s portfolio management process. The Manager seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of securities and derivatives, inclusive of linked transactions are included in the net realized gain/(loss) line item on the consolidated statement of operations. The cost of positions sold is calculated using a FIFO basis. Realized gains and losses are recorded in earnings at the time of disposition.

Accounting for loans

Investments in mortgage loans are recorded in accordance with ASC 310. The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. As of June 30, 2013, the underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in loss from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

June 30, 2013

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

The Company pledges certain securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2013 and December 31, 2012, the Company has met all margin call requirements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments primarily to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2013 and December 31, 2012, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations.

When derivative contracts are executed with the same counterparty for bilateral collateral arrangements, or the same Central Clearing Counterparty (“CCP”) and Futures Commission Merchants (“FCM”) under central clearing, the value of the derivative contracts is reported on a net-by-counterparty or net by CCP/FCM basis, as applicable on the balance sheet, where a legal right of off-set exists under an enforceable netting agreement. As a result, the net exposure to counterparties or CCP/FCM is reported as either an asset or liability on the consolidated balance sheet.

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBAs are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery or receipt of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery or receipt of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in the consolidated statement of operations in the line item “unrealized gain/(loss) on derivative instruments, net.”

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

June 30, 2013

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

The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification, it does not generally expect to pay federal or state corporate income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to federal income taxes and applicable state and local taxes. During the six months ended June 30, 2013 the Company recognized an income tax provision of $2.7 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC.

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

June 30, 2013

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

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, and weighted average coupon rate and effective yield of the Company’s real estate securities portfolio at June 30, 2013 and December 31, 2012. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise.

The following table details the real estate securities portfolio as of June 30, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
15 Year Fixed Rate	$514,575,981	$15,682,629	$530,258,610	$3,555,549	$(1,520,794)	$532,293,365	3.16%	2.50%
20 Year Fixed Rate	296,875,147	13,800,140	310,675,287	701,730	(8,056,835)	303,320,182	3.28%	2.58%
30 Year Fixed Rate	1,998,841,682	77,870,676	2,076,712,358	458,477	(37,077,213)	2,040,093,622	3.62%	2.92%
ARM	32,816,318	1,541,770	34,358,088	-	(1,143,248)	33,214,840	2.96%	2.44%
Interest Only	973,733,259	(794,535,946)	179,197,313	4,315,769	(5,675,959)	177,837,123	5.10%	6.58%
Credit Investments:
Non-Agency RMBS	853,642,944	(122,230,672)	731,412,272	18,562,224	(9,184,529)	740,789,967	4.05%	5.54%
ABS	100,004,252	-	100,004,252	51,850	(2,139,995)	97,916,107	3.78%	3.88%
CMBS	85,413,315	(1,125,835)	84,287,480	1,024,137	(1,019,043)	84,292,574	5.45%	5.58%
Interest Only	52,357,700	(45,504,749)	6,852,951	-	(260,925)	6,592,026	1.92%	6.20%
Total	$4,908,260,598	$(854,501,987)	$4,053,758,611	$28,669,736	$(66,078,541)	$4,016,349,806	3.93%	3.57%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

As described in Note 2, we evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain/(loss) line item on the consolidated statement of operations.

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	$2,155,780,113	$(64,748,611)	$3,105,657	$(1,329,930)
December 31, 2012	777,773,600	(11,267,980)	4,872,469	(2,419,978)

At June 30, 2013 the Company identified certain securities it intended to sell and as a result the Company recognized an OTTI charge of $41.3 million, which is included in net realized gain/(loss). This charge represents a write-down to fair value as of the reporting date. Additionally, for the three and six months ended June 30, 2013, the Company recognized a $0.8 million and $1.9 million OTTI charge, respectively, on certain securities. No OTTI was recorded for the three and six months ended June 30, 2012. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities as of June 30, 2013:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (3)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$5,100,714	$5,119,614	4.51%
Greater than one year and less than or equal to five years	107,038,277	106,162,995	3.31%	116,133,656	116,381,243	5.11%	358,710,387	354,002,796	4.40%
Greater than five years and less than or equal to ten years	1,384,150,099	1,402,575,820	3.53%	61,703,467	62,816,070	5.07%	539,791,851	538,097,091	4.19%
Greater than ten years	1,417,733,633	1,443,265,528	3.47%	-	-	-	25,987,722	25,337,454	5.23%
Total	$2,908,922,009	$2,952,004,343	3.37%	$177,837,123	$179,197,313	5.10%	$929,590,674	$922,556,955	4.31%

(1) For purposes of this table, Other Securities represents the following Credit Investments held as of June 30, 2013, Non-Agency RMBS, ABS, CMBS and Interest Only.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(3) Equity residual investments with a zero coupon rate are excluded from this calculation.

 The following table details weighted average life by Agency RMBS, Agency IO and Other Securities as of December 31, 2012:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (3)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$3,748,025	$3,759,750	0.75%
Greater than one year and less than or equal to five years	868,542,200	846,760,882	2.97%	166,406,425	165,968,688	6.03%	374,224,663	368,468,808	2.94%
Greater than five years and less than or equal to ten years	2,458,784,128	2,424,996,350	3.58%	41,211,988	43,233,067	5.91%	354,247,135	351,908,850	5.16%
Greater than ten years	250,922,410	249,834,748	3.13%	-	-	-	18,941,806	18,934,995	1.12%
Total	$3,578,248,738	$3,521,591,980	3.40%	$207,618,413	$209,201,755	6.00%	$751,161,629	$743,072,403	3.54%

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

During the three months ended June 30, 2013, the Company sold 41 securities for total proceeds of $887.4 million, with an additional $449.1 million of proceeds on 16 unsettled security sales as of quarter end, recording realized gains of $4.6 million and realized losses of $30.5 million, respectively. For the six months ended June 30, 2013, the Company sold 62 securities for total proceeds of $1.3 billion, with additional proceeds on aforementioned unsettled security sales as of June 30, 2013, recording realized gains of $12.8 million and realized losses of $34.2 million, inclusive of related tax provisions. During the six months ended June 30, 2013, the Company received $96.3 million for the sale of three securities that were unsettled as of December 31, 2012. See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

During the quarter ended June 30, 2012, the Company sold nine securities for total proceeds of $214.9 million, with an additional $141.6 million of proceeds on four unsettled security sales as of quarter end, recording realized gains of $7.1 million and realized losses of $0.1 million. For the six months ended June 30, 2012, the Company sold fifteen securities for total proceeds of $438.5 million, with additional proceeds on four unsettled security sales as mentioned above as of June 30, 2012, recording realized gains of $9.3 million and realized losses of $1.7 million. See Note 7 for amounts realized on settlement of certain derivatives.

During the six months ended June 30, 2013, the Company invested in credit sensitive commercial real estate assets through an affiliated entity, and applies the equity method of accounting for such investments. As of June 30, 2013, the investments have a fair market value of $7.1 million and a weighted average yield of 12.30%. The Company has presented this investment separately on the consolidated balance sheet in the “Investment in affiliates” line item, and statement of operations as a component of “Equity in loss from affiliate.”

4. Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s loan portfolio at June 30, 2013 and December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following table details the loan portfolio as of June 30, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$30,000,000	$122,936	$30,122,936	$-	$(122,936)	$30,000,000	9.00%	9.87%	3.07

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

The following table details the loan portfolio as of December 31, 2012:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$2,500,000	$-	$2,500,000	$-	$-	$2,500,000	9.63%	9.63%	3.51

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

During the six months ended June 30, 2013, the Company sold one loan for total proceeds of $2.6 million, recording realized gains of $0.1 million and no realized losses. The Company did not have any loans during the six months ended June 30, 2012.

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

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For its derivatives subject to bilateral collateral arrangements, the Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association (“ISDA”). For swaps cleared under the Dodd Frank Act, a CCP now stands between the Company and its over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with FCMs. The Company is permitted to net all exposure with a common CCP and FCM. Consequently, no credit valuation adjustment was made in determining the fair value of the Company’s derivatives.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2013:

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$532,293,365	$-	$532,293,365
20 Year Fixed Rate	-	303,320,182	-	303,320,182
30 Year Fixed Rate	-	2,040,093,622	-	2,040,093,622
ARM	-	33,214,840	-	33,214,840
Interest Only	-	177,837,123	-	177,837,123
Credit Investments:				-
Non-Agency RMBS	-	523,286,771	217,503,196	740,789,967
ABS	-	-	97,916,107	97,916,107
CMBS	-	61,512,844	22,779,730	84,292,574
Interest Only	-	-	6,592,026	6,592,026
Commercial loans	-	-	30,000,000	30,000,000
Linked transactions	-	61,174,129	6,089,083	67,263,212
Derivative assets		44,508,487	-	44,508,487
Total Assets Carried at Fair Value	$-	$3,777,241,363	$380,880,142	$4,158,121,505

Liabilities:
Derivative liabilities	$-	$(10,632,030)	$-	$(10,632,030)
Total Liabilities Carried at Fair Value	$-	$(10,632,030)	$-	$(10,632,030)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2013 and June 30, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

June 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$192,389,167	$18,490,547	$34,346,520	$6,906,230	$30,000,000	$8,143,675
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	74,890,704	100,000,000	-	-	-	-
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(38,343,305)	(13,019,738)	(10,041,297)	-	-	-
Proceeds from settlement	(9,330,747)	(5,242,820)	-	-	-	(1,193,816)
Total net gains/(losses) (3)
Included in net income	(2,102,623)	(2,311,882)	(1,525,493)	(314,204)	-	(860,776)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$217,503,196	$97,916,107	$22,779,730	$6,592,026	$30,000,000	$6,089,083

Change in unrealized appreciation/depreciation for level 3 assets still held as of June 30, 2013 (4)	$(2,493,386)	$(2,127,642)	$(1,525,493)	$(314,205)	$-	$(643,474)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$(903,380)
Unrealized gain/(loss) on real estate securities and loans, net	(6,467,442)
Interest income	(86,792)
Net realized gain	342,636
Total	$(7,114,978)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$(643,474)
Unrealized gain/(loss) on real estate securities and loans, net	(6,260,085)
Interest income	(200,641)
Total	$(7,104,200)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

Three Months Ended

June 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$34,165,419	$27,760,052	$-	$9,506,801
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	26,904,731	-	9,725,625	48,959,782
Proceeds from sales
Proceeds from settlement	(6,056,932)	(14,575,792)	(2,257,188)	(44,296,830)
Total net gains/(losses) (2)
Included in net income	(90,306)	325,181	40,838	937,904
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$54,922,912	$13,509,441	$7,509,275	$15,107,657

Change in unrealized appreciation/depreciation for level 3 assets still held as of June 30, 2012 (3)	$(90,306)	$8,471	$40,838	$136,792

(1) Transfers are assumed to occur at the beginning of the period.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$937,904
Unrealized gain/(loss) on real estate securities and loans, net	299,949
Interest income	(24,236)
Total	$1,213,617

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$136,792
Unrealized gain/(loss) on real estate securities and loans, net	(15,650)
Interest income	(25,347)
Total	$95,795

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

Six Months Ended

June 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	97,745,011	127,993,404	-	7,048,720	30,017,825	2,658,169
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(127,311,547)	(41,105,832)	(10,041,297)	-	-	-
Proceeds from settlement	(12,387,311)	(20,588,748)	(58,631)	-	-	(2,395,359)
Total net gains/(losses) (3)
Included in net income	4,413,486	(2,319,814)	(1,187,052)	(456,694)	(17,825)	(599,410)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$217,503,196	$97,916,107	$22,779,730	$6,592,026	$30,000,000	$6,089,083

Change in unrealized appreciation/depreciation for level 3 assets still held as of June 30, 2013 (4)	$(950,266)	$(2,105,734)	$(823,367)	$(260,925)	$-	$(689,478)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$(642,014)
Unrealized gain/(loss) on real estate securities and loans, net	(4,183,907)
Interest income	437,467
Net realized gain	4,221,145
Total	$(167,309)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$(689,478)
Unrealized gain/(loss) on real estate securities and loans, net	(3,711,886)
Interest income	(428,406)
Total	$(4,829,770)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

Six Months Ended

June 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$-	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-		-
Purchases	38,509,731	23,504,164	9,725,625	66,959,260
Proceeds from sales	-	-	-	-
Proceeds from settlement	(12,014,170)	(15,092,531)	(2,257,188)	(58,509,560)
Total net gains/(losses) (2)
Included in net income	20,346	571,188	40,838	1,380,640
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$54,922,912	$13,509,441	$7,509,275	$15,107,657
			-
Change in unrealized appreciation/depreciation for level 3 assets still held as of June 30, 2012 (3)	$20,347	$10,181	$40,838	$205,281

(1) Transfers are assumed to occur at the beginning of the period.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$1,380,640
Unrealized gain/(loss) on real estate securities and loans, net	670,274
Interest income	(37,902)
Total	$2,013,012

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain/(loss) on linked transactions, net	$205,281
Unrealized gain/(loss) on real estate securities and loans, net	113,951
Interest income	(42,585)
Total	$276,647

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2013 and June 30, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.35% - 8.48% (5.02%)
Non Agency RMBS	$217,503,196	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 8.00% (5.39%)
			Projected Collateral Losses	0.20% - 30.00% (4.46%)
			Projected Collateral Severities	20.00% - 50.00% (23.04%)
ABS	$97,916,107	Discounted Cash Flow	Yield	3.86% - 4.34% (12.53%)
			Projected Collateral Prepayments	0.00% - 5.00% (5.00%)
			Yield	4.14% - 5.79% (5.04%)
CMBS	$22,779,730	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.16% - 6.21% (6.20%)
Interest Only	$6,592,026	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (74.21%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Commercial Loans	$30,000,000	Discounted Cash Flow	Yield	9.87% - 9.87% (9.87%)
			Yield	3.17% - 9.22% (5.65%)
Linked Transactions*	$6,089,083	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 6.93% (1.55%)
			Projected Collateral Losses	0.00% - 30.00% (3.22%)
			Projected Collateral Severities	0.00% - 70.00% (14.83%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

Asset Class	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	4.43% - 9.60% (5.90%)
Non-Agency RMBS	$255,043,557	Discounted Cash Flow	Projected Collateral Prepayments	1.00% - 9.00% (4.41%)
			Projected Collateral Losses	0.20% - 16.00% (2.03%)
			Projected Collateral Severities	40.00% - 75.00% (55.27%)
			Yield	4.66% - 7.05% (5.77%)
ABS	$33,937,097	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (59.72%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	2.23% - 5.76% (5.05%)
CMBS	$34,066,710	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	4.14% - 10.93% (5.59%)
Linked Transactions*	$6,505,299	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.00% (0.94%)
			Projected Collateral Losses	0.00% - 35.00% (16.25%)
			Projected Collateral Severities	0.00% - 65.00% (34.32%)

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

June 30, 2013

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

The following table presents certain information regarding the Company’s repurchase agreements as of June 30, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,072,730,680	0.77%	6.17%
31-60 days	1,056,008,000	0.50%	1.90%
61-90 days	220,476,000	0.52%	5.32%
Greater than 90 days	472,429,510	0.92%	6.49%
Total / Weighted Average	$3,821,644,190	0.70%	4.98%

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,242,856,547	0.71%	7.28%
31-60 days	783,969,000	0.52%	4.04%
61-90 days	547,416,000	0.57%	3.49%
Greater than 90 days	337,178,271	1.30%	11.95%
Total / Weighted Average	$3,911,419,818	0.70%	6.50%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Repurchase agreements secured by Agency RMBS	$3,056,371,000	$3,346,676,000
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	3,294,743,377	3,489,393,062
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	765,273,190	564,743,818
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	962,277,837	711,699,379
Cash pledged (i.e., restricted cash) under repurchase agreements	574,000	1,500,000

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of June 30, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Repurchase Agreements	$(3,821,644,190)	$-	$(3,821,644,190)	$(3,821,644,190)	$-	$-

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

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements (“MRAs”) with 30 counterparties, under which it had outstanding debt with 26 and 29 counterparties at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 10% of the Company’s equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse	$82,837,671	71	11.5%

At June 30, 2013, the Company had repurchase agreements with Credit Suisse determined to be linked. The amount at risk including linked transactions to Credit Suisse is $90.5 million, with a weighted average maturity of 67 days, representing approximately 12.5% of stockholders’ equity.

At December 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At June 30, 2013 and December 31, 2012, the Company had repurchase agreements of $404.8 million and $282.3 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

7. Derivatives

The Company's derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2013 and December 31, 2012.

Derivative Instrument	Designation	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(6,096,965)	$(36,238,250)
Interest rate swaps, at fair value	Non-Hedge	Derivative assets, at fair value	42,332,701	-
TBAs	Non-Hedge	Derivative liabilities, at fair value	(4,535,065)	(137,697)
TBAs	Non-Hedge	Derivative assets, at fair value	2,175,786	-
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	67,263,212	45,122,824

The following table summarizes information related to derivatives:

	June 30, 2013	December 31, 2012
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements (1)	$3,761,770,000	$2,166,025,000
Net notional amount of TBAs	150,000,000	40,000,000
Notional amount of Linked Transactions (2)	515,652,058	349,775,342

(1) Includes forward starting swaps with a notional of $30.0 million and $100.0 million as of June 30, 2013 and December 31, 2012, respectively.

(2) Represents the current face of the securities comprising linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Income Statement Location	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Non-hedge derivatives gain (loss):
Interest rate swaps	Unrealized loss on derivative instruments, net	$70,258,831	$(11,158,188)	$75,349,842	$(12,516,488)
Interest rate swaps	Net realized gain	(6,299,169)	(420,836)	(7,087,443)	(267,115)
TBAs	Unrealized loss on derivative instruments, net	(2,353,813)	582,420	(2,221,583)	(905,159)
TBAs	Net realized gain	(237,891)	10,547	(577,149)	1,717,266
Linked transactions	Gain on linked transactions, net	(1,339,610)	3,364,972	4,498,609	6,804,157
Linked transactions	Net realized gain	(2,021,952)	993,422	(1,682,283)	993,422

The following table presents both gross information and net information about derivative instruments eligible for offset in the statement of financial position as of June 30, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (1)
Interest Rate Swaps	$54,739,345	$(4,886,004)	$49,853,341	$-	$21,190,000	$28,663,341
TBAs	3,624,936	(1,449,150)	2,175,786	-	-	2,175,786
Total Derivative Assets	58,364,281	(6,335,154)	52,029,127	-	21,190,000	30,839,127

Derivative Liabilities (2)
Interest Rate Swaps	(7,107,275)	2,163,514	(4,943,761)	(4,943,761)	-	-
TBAs	(4,535,065)		(4,535,065)	-	(4,535,065)	-
Total Derivative Liabilities	(11,642,340)	2,163,514	(9,478,826)	(4,943,761)	(4,535,065)	-

Linked Transactions (3)	470,394,376	(404,759,166)	65,635,210	-	-	65,635,210

(1) Included in Derivative Assets on the consolidated balance sheet is accrued interest of $(7,520,640).

(2) Included in Derivative Liabilities on the consolidated balance sheet is accrued interest of $(1,153,204).

(3) Included in Linked Transactions on the consolidated balance sheet is net accrued interest of $1,628,002.

The following table presents both gross information and net information about derivative instruments eligible for offset in the statement of financial position as of December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Derivative Liabilities (1)
Interest Rate Swaps	$(30,698,913)	$396,348	$(30,302,565)	$(30,302,565)	$-	$-
TBAs	(137,696)	-	$(137,696)	-	-	-
Total Derivative Liabilities	(30,836,609)	396,348	(30,440,261)	(30,302,565)	-	-

Linked Transactions (2)	326,589,623	(282,343,454)	44,246,169	-	-	-

(1) Included in Derivative Liabilities on the consolidated balance sheet is accrued interest of $(5,797,990) .

(2) Included in Linked Transactions on the consolidated balance sheet is net accrued interest of $876,655.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2015	$261,700,000	0.93%	0.27%	1.88
2016*	397,500,000	1.02%	0.30%	2.87
2017	445,000,000	1.03%	0.28%	4.18
2018	1,153,370,000	1.33%	0.28%	4.89
2019	375,000,000	1.41%	0.28%	6.03
2020	783,200,000	1.75%	0.27%	6.83
2022	50,000,000	1.69%	0.27%	9.18
2023	296,000,000	2.48%	0.27%	9.94
Total/Wtd Avg	$3,761,770,000	1.43%	0.28%	5.36

* This figure includes a forward starting swap with a total notional of $30.0 million and a start date of July 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of June 30, 2013.

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2014	$204,500,000	1.00%	0.33%	1.54
2015	364,025,000	1.08%	0.30%	2.42
2016	367,500,000	1.08%	0.30%	3.36
2017	410,000,000	1.02%	0.31%	4.70
2018*	320,000,000	1.31%	0.31%	5.56
2019*	450,000,000	1.39%	0.31%	6.56
2022	50,000,000	1.69%	0.31%	9.68
Total/Wtd Avg	$2,166,025,000	1.17%	0.31%	4.42

* These figures include forward starting swaps with a total notional of $100.0 million and a weighted average start date of April 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2012.

TBAs

The Company has entered into TBA positions to facilitate the future purchase of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases and sales on the trade date and presents the purchase or sale net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2013 and June 30, 2012:

For the Three Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$710,000,000	$(900,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,535,065)

For the Three Months Ended June 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$95,000,000	$-	$(95,000,000)	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$920,000,000	$(1,110,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,535,065)

For the Six Months Ended June 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(320,000,000)	$-	$-	$-	$-	$-

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. When, or if a transaction is longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Certain of our Linked Transactions became unlinked during the periods presented. For the six months ended June 30, 2013 a Non-Agency RMBS with a security fair value of $13.2 million and the related repurchase agreement borrowing of $11.6 million were unlinked, and the Company recorded a net realized gain of $0.3 million from the unlinking of the Linked Transaction. No transactions became unlinked for the three months ended June 30, 2013. For the three and six months ended June 30, 2012 a Non-Agency RMBS with a security fair value of $6.9 million and the related repurchase agreement borrowing of $5.2 million were unlinked, and the Company recorded a net realized loss of $0.01 million from the unlinking of the Linked Transaction.

At June 30, 2013 the Company identified certain securities underlying linked transactions it intended to sell and as a result the Company recognized an OTTI charge of $2.0 million, which is included in net realized gain/(loss). This charge represents a write-down to fair value as of the reporting date. No OTTI was recorded for the three and six months ended June 30, 2012. The decline in value of the remaining securities underlying linked transactions is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three and six months ended June 30, 2013:

					For the Three Months Ended June 30, 2013				For the Six Months Ended June 30, 2013
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$493,717,058	$444,653,342	$450,368,294	$1,580,913	$4,166,185	$(4,665,513)	$(1,941,574)	$(2,440,902)	$7,219,062	$(2,496,497)	$(1,601,905)	$3,120,660	4.85%	5.95
CMBS	21,935,000	20,649,181	20,026,082	47,089	167,994	(1,008,276)	(80,378)	(920,660)	325,760	(549,716)	(80,378)	(304,334)	3.39%	4.34
Total	$515,652,058	$465,302,523	$470,394,376	$1,628,002	$4,334,179	$(5,673,789)	$(2,021,952)	$(3,361,562)	$7,544,822	$(3,046,213)	$(1,682,283)	$2,816,326	4.79%	5.89

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three and six months ended June 30, 2012:

					For the Three Months Ended June 30, 2012				For the Six Months Ended June 30, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$242,943,875	$220,738,264	$221,805,266	$733,884	$1,992,884	$1,007,535	$(48,022)	$2,952,397	$3,261,778	$2,707,870	$(48,022)	$5,921,626	5.04%	6.01
ABS	-	-	-	-	72,110	(239,726)	1,041,444	873,828	230,160	61,870	1,041,444	1,333,474	-	-
CMBS	45,134,672	43,682,348	43,778,213	81,608	441,923	90,246	-	532,169	452,233	90,246	-	542,479	3.90%	3.80
Total	$288,078,547	$264,420,612	$265,583,479	$815,492	$2,506,917	$858,055	$993,422	$4,358,394	$3,944,171	$2,859,986	$993,422	$7,797,579	4.86%	5.66

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of June 30, 2013:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$389,199,013	1.90%	0.06
CMBS	15,560,153	1.39%	0.05
	$404,759,166	1.88%	0.06

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of June 30, 2012:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$186,527,574	1.81%	0.06
CMBS	34,981,000	1.75%	0.06
	$221,508,574	1.80%	0.06

At June 30, 2013, the Company had real estate securities with a fair value of $16.9 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $470.4 million as collateral against the related linked repurchase agreements. At June 30, 2012, the Company had real estate securities with a fair value of $29.2 million and restricted cash of $0.9 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $265.6 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or CCP/FCM upon occurrence of certain events.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

As of June 30, 2013 and June 30, 2012, the Company’s outstanding warrants and unvested shares of restricted common stock were as follows:

	June 30, 2013	June 30, 2012
Warrants	1,007,500	1,602,500
Restricted stock granted to the Manager	16,772	30,188
Restricted stock granted to the independent directors	4,500	6,000

Each warrant entitles the holder to purchase half a share of the company’s common stock at a fixed price upon exercise of the warrant. During the three and six months ended June 30, 2013, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. During the three and six months ended June 30, 2012, the average market value per share of the Company's common stock was above the exercise price of the warrants, and therefore the warrants were included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of these shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$(74,602,643)	$44,917,778	$(61,199,188)	$55,868,216

Denominator:
Basic weighted average common shares outstanding	28,068,507	15,769,674	27,676,696	14,974,655
Dilutive effect of manager and director restricted stock and warrants	-	3,179	-	1,468
Dilutive weighted average common shares outstanding	28,068,507	15,772,853	27,676,696	14,976,123

Basic Earnings/(Loss) Per Share of Common Stock:	$(2.66)	$2.85	$(2.21)	$3.73
Diluted Earnings/(Loss) Per Share of Common Stock:	$(2.66)	$2.85	$(2.21)	$3.73

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were both manager and director restricted stock and warrants of 72,999 and 95,283 for the three and six months ended June 30, 2013, respectively.

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

The Company has elected to treat AG MIT II, LLC, AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes. During the six months ended June 30, 2013 the Company recognized an income tax provision of $2.7 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2013 and December 31, 2012. The Company’s federal income tax return for the 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

For the three and six months ended June 30, 2013, the Company incurred management fees of approximately $2.8 million and $5.7 million, respectively. For the three and six months ended June 30, 2012, the Company incurred management fees of approximately $1.2 million and $2.2 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2013 and December 31, 2012, no event of termination of the management agreement had occurred.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three and six months ended June 30, 2013, the Company has expensed into Other operating expenses $1.5 million and $2.8 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2013. The Manager waived its right to receive expense reimbursement of $0.9 million and $1.8 million of expense reimbursement for the three and six months ended June 30, 2012, respectively.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s four initial independent directors under the Equity Incentive Plan, pursuant to which each of the four initial independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of the fifth independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock were granted on June 1, 2013 to the fifth independent director under the Equity Incentive Plan. These shares will vest on July 6, 2014.

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

The Company also pays a $60,000 annual base director’s fee to each independent director. With respect to the fifth independent director elected at the 2013 Annual Meeting of Stockholders, the annual base director’s fee for 2013 will be prorated for the period of May 1, 2013 to December 31, 2013. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the fair market value of the Company’s common stock equal to the closing price thereof on the New York Stock Exchange on the last business day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred during the time of service as an independent member of the Company’s board.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At June 30, 2013, approximately $549.5 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of the common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2013, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of June 30, 2013, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2013, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

For the three and six months ended June 30, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 8,730 and 20,101 shares of common stock, respectively. No proceeds were received in connection with the exercise of the cashless option. For the three and six months ended June 30, 2013, warrants were exercised by the cash exercise option, which resulted in the issuance of 50,000 and 196,250 shares of common stock for proceeds to the Company of $1.0 million and $4.0 million, respectively. No warrants were exercised during the three and six months ended June 30, 2012.

During the quarter ended June 30, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.7 million, or $0.80 per share, which was paid on July 26, 2013. For the six months ended June 30, 2013, the Company declared dividends to common stockholders of $44.7 million or $1.60 per share. During the quarter ended June 30, 2012, the Company declared a quarterly dividend to common stockholders totaling $11.0 million or $0.70 per share, which was paid on July 27, 2012. For the six months ended June 30, 2012, the Company declared dividends to common stockholders of $22.1 million or $1.40 per share.

During the three months ended June 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on June 17, 2013 to stockholders of record as of May 31, 2013. During the six months ended June 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.03126 per share and $1.00 per share, respectively.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at June 30, 2013.

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

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of proposed legislation on us. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File No. 001-35151), which is available on the Securities and Exchange Commission’s website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are currently invested substantially in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateral mortgage obligations (“CMOs”). We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, including commercial mortgage-backed securities, or CMBS, and asset backed securities, or ABS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial mortgage loans. We have the discretion to invest in other target assets such as residential mortgage loans, other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

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

Market and interest rate trends

In September 2012, the U.S. Federal Reserve announced a third round of quantitative easing, known as QE3, pursuant to which it would purchase additional Agency RMBS at a pace of $40 billion per month until further notice. The Federal Reserve also announced that it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new such purchases until the employment rate, among other economic indicators, showed signs of improvement. The Federal Reserve further stated that it would maintain the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously announced.

The Federal Reserve Open Market Committee (the “FOMC”) meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of Agency RMBS purchases set in September 2012. The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchase as early as June 2013. In minutes released on June 25, 2013, the FOMC stated that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%.

The market reaction to the tapering of QE3 occurring earlier than expected was extremely negative. The rate on ten-year Treasury notes moved sharply higher during the second quarter of 2013. After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%. During the course of these events, Agency RMBS underperformed dramatically. The fear of the largest buyer in the market curtailing its participation and support triggered many market participants selling Agency RMBS. REIT managers also sold assets as durations extended and the mortgage basis widened. The 30-year mortgage rate mirrored the move in the markets, rising from 3.57% at the end of the first quarter to 4.46% as of the end of June. Liquidity in the Agency RMBS market suffered as sellers were plentiful but few market participants elected to add risk during this period. Fixed income benchmark indices also suffered during the months of May and June, triggering redemptions out of many indexed mutual funds. We believe this phenomenon has the potential to continue to weigh on Agency RMBS in the coming months.

The significant move in benchmark rates triggered an overall weakening of the broader fixed income credit markets. Liquidity evaporated across many segments of the broader mortgage-backed securities market. The ABX 2006-2 AAA index dropped from a May 8, 2013 52-week high of $76.75 to a low of $67.563 on June 24 and closed the month at $70.250. The CMBX Series 3 AJ index price performance was similar, with a 52-week high of $79.75 on May 8, 2013, an intra-quarter low of $66.692 and a month-end close of $71.167. We believe the limited liquidity and volatility in the credit markets will continue while the markets seek to determine the right equilibrium levels for benchmark interest rates as the Federal Reserve stimulus leaves the market place.

Despite the challenges still facing the global macro-environment, sub-optimal growth in the United States and a U.S. unemployment rate of 7.6% in June 2013, recent commentary from the Federal Reserve, during both the Federal Reserve Chairman’s Congressional testimony on May 22, 2013 and the FOMC press conference on June 19, 2013, indicates that tapering is likely to begin as early as September 2013. Though the Chairman has indicated that there will be a time delay between tapering, the full curtailment of purchases and the first increase in the Federal Funds Rate, we expect rate increases could begin as soon as early 2015.

We continue to believe that 2012 marked a bottoming in the U.S. commercial and residential real estate markets. Despite the recent increase in mortgage rates, we remain optimistic about the prospects for home price appreciation over the course of 2013. Currently, the U.S. housing market benefits from favorable supply/demand dynamics, low mortgage rates, an increase in household formation and an influx of capital into the real estate-owned rental strategy. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate towards the end of 2013. Furthermore, we believe the deep dislocations that occurred in these markets have resulted or will result in an “over-correction” in pricing, creating a potential opportunity for us to capitalize on these market dislocations. As we look ahead to the remainder of 2013 and 2014, we believe further opportunities will arise from the evolution of the housing finance market.

The market movements outlined above have had a meaningful impact on our existing portfolio and may also have a significant impact on our operating results going forward. We believe current market dynamics may impact the availability and cost of financing. Furthermore, we may elect to apply a more dynamic hedging policy than we historically have employed, the cost of which may impact our earnings going forward. We expect that overall market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Recent Government Activity

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions:

i.	the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”);
ii.	the creation of a Mortgage Insurance Fund (the “Fund”); and
iii.	the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the “FDIC”) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The Federal Housing Finance Authority (the “FHFA”) would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting and transparency requirements.

As currently proposed, the Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

On July 11, 2013, U.S. Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility, the mission of which would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration, tailoring its mission specifically to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.

There is no way to know if either proposal will become law or, should one of the proposals become law, if or how the enacted law will differ from the current draft of the bill. It is also unclear how these proposal would impact housing finance, and what impact, if any, they would have on mortgage REITs.

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

Forward-looking statements regarding investment portfolio, leverage and operating results

Since the end of the second quarter of 2013, the continuation of volatile market conditions and our commitment to actively manage the risks in our portfolio have resulted in further sales of securities in our investment portfolio and a corresponding reduction of approximately 15% in the size of the portfolio as of July 31, 2013.  Our GAAP leverage and leverage including borrowings on linked transactions has also decreased and was in the range of 4.3x to 4.4x and 4.7x to 4.8x, respectively, as of July 31, 2013. Our net interest margin, the difference between the interest earned on our assets and the interest accrued on our repurchase agreements, at July 31, 2013 did not differ materially from our net interest margin at the end of the second quarter of 2013. The combination of the recent reduction in the size of our investment portfolio compared to the size reported as of June 30, 2013 and the decrease in the amount of leverage we employ with respect to that portfolio are expected to have an adverse impact on our operating results going forward.

See the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File No. 001-35151), as amended, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

In 2012, we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. In particular, subsequent to the announcement of QE3 by the Federal Reserve in September 2012, we elected to minimize additional investments in Agency RMBS. Throughout the first part of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. However, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We will continue to base our investment decisions on a variety of factors, including liquidity, duration and hedging, and the mix of assets in our portfolio may accordingly shift over time.

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

As discussed in Note 2 to our financial statements, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout this Item 2, where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have un-linked the transactions and used the gross presentation as used for all other securities, and we have presented a reconciliation to GAAP. The presentation inclusive of linked transactions is consistent with how the management evaluates the Company’s business, and management believes it provides the most accurate depiction of the Company’s investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of June 30, 2013:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$514,575,981	$530,258,610	$2,034,755	$532,293,365	3.16%	5.21
20 Year Fixed Rate	296,875,147	310,675,287	(7,355,105)	303,320,182	3.28%	7.74
30 Year Fixed Rate	1,998,841,682	2,076,712,358	(36,618,736)	2,040,093,622	3.62%	10.29
ARM	32,816,318	34,358,088	(1,143,248)	33,214,840	2.96%	6.46
Interest Only	973,733,259	179,197,313	(1,360,190)	177,837,123	5.10%	4.57
Credit Investments:
Non-Agency RMBS	1,347,360,002	1,176,065,614	15,092,647	1,191,158,261	4.34%	6.41
ABS	100,004,252	100,004,252	(2,088,145)	97,916,107	3.78%	1.48
CMBS	107,348,315	104,936,661	(618,005)	104,318,656	5.03%	4.47
Interest Only	52,357,700	6,852,951	(260,925)	6,592,026	1.92%	4.66
Total: Non-GAAP Basis - Including Linked Transactions	$5,423,912,656	$4,519,061,134	$(32,316,952)	$4,486,744,182	4.01%	7.32

Linked Transactions	$515,652,058	$465,302,523	$5,091,853	$470,394,376	4.79%	5.89

Total: GAAP Basis - Excluding Linked Transactions	$4,908,260,598	$4,053,758,611	$(37,408,805)	$4,016,349,806	3.93%	7.47

(1) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

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

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through June 30, 2013, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS through the use of repurchase agreements.

On April 9, 2012, AG MIT, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency RMBSs. Effective April 12, 2013, AG MIT entered into an Amended and Restated Master Repurchase and Securities Contract (the “Renewal Agreement”) to the Repurchase Agreement. The Renewal Agreement was entered into for multiple purposes, including the amendment of the Repurchase Agreement to finance AG MIT’s acquisition of not only residential, non-Agency Securities, but also certain consumer asset-backed securities and commercial mortgage-backed securities. Each transaction under the Renewal Agreement will also have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Renewal Agreement increases the aggregate maximum borrowing capacity of the Repurchase Agreement from $75 million to $125 million and extends the maturity date from April 8, 2013 to April 11, 2014. The Renewal Agreement also includes the same provisions in the Repurchase Agreement permitting the maturity date to be extended for an additional 90 days.

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

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of June 30, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,465,385,846	0.95%	14.2	7.3%
31-60 days	1,056,008,000	0.50%	43.5	1.9%
61-90 days	232,580,000	0.60%	76.5	5.9%
Greater than 90 days	472,429,510	0.92%	226.8	6.5%
Total: Non-GAAP Basis - Including Linked Transactions	$4,226,403,356	0.82%	48.7	5.8%

Linked Transactions	$404,759,166	1.88%	21.2	13.2%

Total: GAAP Basis - Excluding Linked Transactions	$3,821,644,190	0.70%	51.6	5.0%

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

The following tables present a reconciliation of our leverage ratio at June 30, 2013 and December 31, 2012 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

June 30, 2013:	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,898,841,459	$722,110,625	5.40	x
Non-GAAP Adjustments	404,759,166	-
GAAP Leverage	3,494,082,293	722,110,625	4.84	x

December 31, 2012:	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,182,110,308	$794,621,781	5.26	x
Non-GAAP Adjustments	282,343,454	-
GAAP Leverage	3,899,766,854	794,621,781	4.91	x

            (1) Includes repurchase agreements and net payable/receivable on unsettled trades.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 30 counterparties, under which we had outstanding debt with 26 and 29 counterparties at June 30, 2013 and December 31, 2012, respectively.

The following table reflects amounts at risk under repurchase agreements of greater than 10% of the Company’s equity at June 30, 2013.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse - Non-GAAP	$90,455,434	67	12.5%
Non-GAAP Adjustments	(7,617,763)	4	-1.0%
Credit Suisse - GAAP	82,837,671	71	11.5%

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2013:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2015		$261,700,000	0.93%	0.27%	1.88
2016	*	397,500,000	1.02%	0.30%	2.87
2017		445,000,000	1.03%	0.28%	4.18
2018		1,153,370,000	1.33%	0.28%	4.89
2019		375,000,000	1.41%	0.28%	6.03
2020		783,200,000	1.75%	0.27%	6.83
2022		50,000,000	1.69%	0.27%	9.18
2023		296,000,000	2.48%	0.27%	9.94
Total/Wtd Avg		$3,761,770,000	1.43%	0.28%	5.36

* This figure includes a forward starting swap with a total notional of $30.0 million and a start date of July 2, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of June 30, 2013.

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

The Company has entered into to-be-announced, or TBA, security positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery or receipt, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases and sales on trade date and presents the purchase or sale net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

The following tables present information about the Company’s TBAs for the three and six months ended June 30, 2013 and June 30, 2012:

For the Three Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$710,000,000	$(900,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,535,065)

For the Three Months Ended June 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$95,000,000	$-	$(95,000,000)	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$920,000,000	$(1,110,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,535,065)

For the Six Months Ended June 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$220,000,000	$(320,000,000)	$-	$-	$-	$-	$-

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, CMBS, and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net”. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investments in mortgage loans

Our mortgage loan portfolio consists of one commercial mortgage loan as of June 30, 2013, on which we have chosen to make a fair value election pursuant to ASC 825. Loans are recorded at fair market value on the balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loans activities will be recorded in a similar manner.

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, and specialized third party valuation service providers. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825. As a result, the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Loss from equity earnings in affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Other-than-temporary-impairment

We evaluate securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain/(loss) line item on the consolidated statement of operations.

Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

For any securities in an unrealized loss position as of the balance sheet date, such securities are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and the Company is not required to sell the security for regulatory or other reasons.

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

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the three and six months ended June 30, 2013 as well as the three and six months ended June 30, 2012:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$42,267,747	$17,883,008	$80,885,463	$31,879,636
Interest expense	7,289,211	2,450,017	14,165,173	4,277,431
	34,978,536	15,432,991	66,720,290	27,602,205

Other Income
Net realized gain/(loss)	(76,576,762)	7,552,780	(71,241,345)	9,981,800
Gain/(loss) on linked transactions, net	(1,339,610)	3,364,972	4,498,609	6,804,157
Realized loss on periodic interest settlements of interest rate swaps, net	(6,809,777)	(2,132,414)	(12,082,120)	(3,590,364)
Unrealized gain/(loss) on derivative instruments, net	67,905,018	(10,575,768)	73,128,259	(13,421,647)
Unrealized gain/(loss) on real estate securities and loans, net	(83,093,338)	33,593,211	(100,804,719)	32,837,659
	(99,914,469)	31,802,781	(106,501,316)	32,611,605

Expenses
Management fee to affiliate	2,813,003	1,196,383	5,672,343	2,245,677
Other operating expenses	2,686,584	760,915	4,960,954	1,574,239
Equity based compensation to affiliate	17,350	104,771	131,878	192,100
Excise tax	518,859	255,925	1,018,859	333,578
	6,035,796	2,317,994	11,784,034	4,345,594

Income/(loss) before provision for income taxes and equity in loss from affiliate	(70,971,729)	44,917,778	(51,565,060)	55,868,216
Provision for income taxes	(23,510)	-	(2,655,779)	-
Equity in loss from affiliate	(240,050)	-	(243,641)	-

Net Income/(Loss)	(71,235,289)	44,917,778	(54,464,480)	55,868,216

Dividends on preferred stock	3,367,354	-	6,734,708	-

Net Income/(Loss) Available to Common Stockholders	$(74,602,643)	$44,917,778	$(61,199,188)	$55,868,216

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(2.66)	$2.85	$(2.21)	$3.73
Diluted	$(2.66)	$2.85	$(2.21)	$3.73

From June 30, 2012 to June 30, 2013, we raised $444.0 million of net equity through common and preferred stock offerings. We opportunistically allocated these proceeds into our target assets and increased our investment portfolio by $1.8 billion, inclusive of unlinked transactions and investments held within an affiliated entity. Changes in the results of operations are primarily caused by these increases in equity and our portfolio.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements is our net interest margin. During the three months ended June 30, 2013, the weighted average cost of securities and repurchase agreements was $5.1 billion and $4.4 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.84%, and the average rate paid on repurchase agreements was 0.84%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2013 was 0.62%. During the three months ended June 30, 2012, we had a weighted average cost of securities and repurchase agreements of $2.6 billion and $2.3 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.31%, and the average rate paid on the debt was 0.57%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2012 was 0.38%.

During the six months ended June 30, 2013, the weighted average cost of securities and repurchase agreements was $5.0 billion and $4.3 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.65%, and the average rate paid on repurchase agreements was 0.81%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2013 was 0.56%. During the six months ended June 30, 2012, we had a weighted average cost of securities and repurchase agreements of $2.3 billion and $2.0 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.29%, and the average rate paid on the debt was 0.53%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the six months ended June 30, 2012 was 0.36%.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended June 30, 2013, we sold certain real estate securities realizing net losses of $26.0 million and settled certain derivatives realizing a net loss of $6.5 million. Additionally, we recognized $44.1 million of realized loss due to OTTI charges on certain securities, inclusive of securities underlying linked transactions. During the six months ended June 30, 2013, we sold certain real estate securities realizing net losses of $21.4 million, inclusive of related tax positions, sold certain loans realizing net gains of $0.1 million, settled certain derivatives realizing a net loss of $7.7 million and recorded net realized gains of $0.3 million from the unlinking of securities previously accounted for as derivatives through linked transactions. Additionally, we recognized $45.2 million of realized loss due to OTTI charges on certain securities, inclusive of securities underlying linked transactions.

At June 30, 2013 we identified certain securities that we intended to sell and as a result recognized an OTTI charge of $43.3 million, inclusive of securities underlying linked transactions, which is included in net realized gain/(loss). This charge represents a write-down to fair value as of the reporting date. Additionally, for the three and six months ended June 30, 2013, the Company recognized a $0.8 million and $1.9 million OTTI charge, respectively, on certain securities. No OTTI was recorded for the three and six months ended June 30, 2012. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

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

The change in unrealized gains/(losses) was attributable to the changes in market pricing on the underlying instruments during the periods presented.

Management fees and other expenses

For the three months ended June 30, 2013 and June 30, 2012, our management fees were $2.8 million and $1.2 million, respectively. For the six months ended June 30, 2013 and June 30, 2012, our management fees were $5.7 million and $2.2 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items.

For the three months ended June 30, 2013 and June 30, 2012, other operating costs were $2.7 million and $0.8 million, respectively. For the six months ended June 30, 2013 and June 30, 2012, other operating costs were $5.0 million and $1.6 million, respectively. The amounts were primarily comprised of professional fees, insurance and director’s fees. For three and six months ended June 30, 2013, certain expenses reimbursable to the Manager were also included in Other operating expense.

The Company has expensed into Other operating expenses $1.5 million during the current quarter and $2.8 during the six months ended June 30, 2013 which will be paid to Manager. The Manager waived its right to receive expense reimbursement $0.9 million and $1.8 million of expense reimbursement for the three and six months ended June 30, 2012, respectively. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2013.

Book value per share

As of June 30, 2013, December 31, 2012 and June 30, 2012, our book value per common share was $19.77, $23.47 and 21.78, respectively.

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our real estate securities and loan portfolios, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, purchase real estate securities loans and other real estate related assets, make dividend payments on our capital stock, and fund our operations.

At June 30, 2013, we had $70.5 million of cash available to support our liquidity needs. Additionally, we had $69.4 million of Agency RMBS that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 30 counterparties, allowing the Company to utilize leverage in its operations. As of June 30, 2013, we had debt outstanding of $4.2 billion with 26 counterparties, including repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between July 1, 2013 and May 29, 2014. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Overnight	$-	$-
Within 30 days	2,465,385,846	2,525,200,001
30 to 59 days	1,056,008,000	783,969,000
60 to 89 days	232,580,000	547,416,000
90 to 119 days	28,652,000	200,687,271
Greater than or equal to 120 days	443,777,510	136,491,000
Total: Non-GAAP Basis - Including Linked Transactions	$4,226,403,356	$4,193,763,272

Linked Transactions	$404,759,166	$282,343,454

Total: GAAP Basis - Excluding Linked Transactions	$3,821,644,190	$3,911,419,818

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of June 30, 2013 and December 31, 2012, the Company had twenty-five and sixteen linked transactions resulting in $404.8 million and $282.3 million of embedded repurchase agreements with a weighted average rate of 1.88% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements is July 21, 2013 as of June 30, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of June 30, 2013, we have entered into $3.8 billion notional of interest rate swaps that have variable maturities between January 23, 2015 and June 26, 2023.

Effects of margin requirements, leverage and credit spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any other reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the market value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

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

Contractual obligations

As of June 30, 2013, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our stockholder’s equity, per annum. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. For the three and six months ended June 30, 2013, the Company has expensed into Other operating expenses $1.5 million and $2.8 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2013. The Manager waived its right to receive expense reimbursement of $0.9 million and $1.8 million of expense reimbursement for the three and six months ended June 30, 2012, respectively.

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

We have presented a table that details the contractual maturity of our repurchase agreements at June 30, 2013. See the “Liquidity and Capital Resources” section for this table. All repurchase agreements entered into by the Company mature in less than one year. As of June 30, 2013 and December 31, 2012, we are obligated to pay accrued interest our repurchase agreements in the amount of $3.5 million and $3.5 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of June 30, 2013, our maximum exposure to loss on linked transactions is $470.4 million. See the Investment Activities section of this Item 2 for further details.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us, and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. As of June 30, 2013, we did not employ any credit derivatives.

We have entered into TBA positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of June 30, 2013, our maximum exposure to loss on TBAs is $152.0 million. See the Investment Activities section of this Item 2 for further details.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000 and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of June 30, 2013.

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

Grants of restricted common stock

As of June 30, 2013, we have granted an aggregate of 16,200 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2013, 35,178 shares of restricted common stock granted to our Manager and independent directors have vested.

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

During the quarter ended June 30, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.7 million, or $0.80 per share, which was paid on July 26, 2013. For the six months ended June 30, 2013, the Company declared dividends to common stockholders of $44.7 million or $1.60 per share. During the quarter ended June 30, 2012, the Company declared a quarterly dividend to common stockholders totaling $11.0 million or $0.70 per share, which was paid on July 27, 2012. For the six months ended June 30, 2012, the Company declared dividends to common stockholders of $22.1 million or $1.40 per share.

During the three months ended June 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on June 17, 2013 to stockholders of record as of May 31, 2013. During the six months ended June 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.03126 per share and $1.00 per share, respectively.

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

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2013.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2013, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-1.70%	10.90%
+50	-0.60%	5.45%
-50	0.80%	-6.17%
-100	1.80%	-6.17%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of June 30, 2013.

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

The terms of our interest rate swaps require us to post collateral in the form of cash or Agency RMBS to our counterparties to satisfy two types of margin requirements: variation margin and initial margin.

We and our swap counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swaps. Hence, as our swaps lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swap counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our repurchase transaction during periods of rising interest rates.

Initial margin works a little differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swap and our counterparties were forced to unwind the swap. For our non-centrally cleared swaps, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the swap. This means that once we post initial margin at the outset of a non-centrally cleared swap, we will have no further posting obligations as it pertains to initial margin. However, the initial margin on our centrally cleared swaps varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates and/or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared swaps will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our interest rate swaps discussed above.

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

Basis Risk

Basis risk refers to the possible book value decline triggered by the risk of incurring losses on the fair value of our Agency RMBS as a result of widening market spreads between the yields on our Agency RMBS and the yields on comparable duration Treasury securities. The basis risk associated with fluctuations in fair value of our Agency RMBS may relate to factors impacting the mortgage and fixed income markets other than changes in benchmark interest rates, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other hedges to protect against moves in interest rates, such instruments will generally not protect our net book value against basis risk.

Risk management

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;

•	structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods;

•	using hedging instruments to adjust the interest rate sensitivity of our target assets and our borrowings.

ITEM 4.	CONTROLS AND PROCEDURES.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Separate legislation has been introduced in both houses of the U.S. congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

While the two bills are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage backed securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency RMBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six months ended June 30, 2013, the Company issued 58,730 and 216,351shares of common stock upon the exercise of 200,000 and 634,500 outstanding warrants, respectively, to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Common stock issued upon the cash exercise of warrants were exercised at a strike price of $20.50. The warrants had been received by the holders in connection with the Company’s initial public offering that closed on July 6, 2011.

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

AG MORTGAGE INVESTMENT TRUST, INC.

August 7, 2013	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

August 7, 2013	By:	/s/ Frank Stadelmaier
Frank Stadelmaier
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
June 30, 2013

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

