Form 10-Q
period 2013-09-30
AG Mortgage Investment Trust, Inc.
filed 2013-11-05
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 1, 2013, there were 28,378,219 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Real estate securities, at fair value:
Agency - $2,459,557,624 and $3,536,876,135 pledged as collateral, respectively	$2,747,032,252	$3,785,867,151
Non-Agency - $620,674,314 and $529,455,020 pledged as collateral, respectively	630,034,943	568,858,645
ABS - $87,730,723 and $33,937,097 pledged as collateral, respectively	99,344,323	33,937,097
CMBS - $64,669,711 and $148,307,262 pledged as collateral, respectively	64,669,711	148,365,887
Commercial loans receivable, at fair value	30,000,000	2,500,000
Investment in affiliates	16,114,596	-
Linked transactions, net, at fair value	51,085,912	45,122,824
Cash and cash equivalents	35,089,032	149,594,782
Restricted cash	15,431,616	9,130,000
Interest receivable	12,673,519	14,242,453
Receivable on unsettled trades - $99,664,974 and $0 pledged as collateral, respectively	106,233,394	96,310,999
Receivable under reverse repurchase agreements	50,125,000	-
Derivative assets, at fair value	31,970,483	-
Other assets	853,542	454,069
Due from broker	1,383,818	884,605
Total Assets	$3,892,042,141	$4,855,268,512

Liabilities
Repurchase agreements	$2,965,095,409	$3,911,419,818
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	50,025,781	-
Payable on unsettled trades	120,099,264	84,658,035
Interest payable	2,837,294	3,204,205
Derivative liabilities, at fair value	3,477,340	36,375,947
Dividend payable	17,017,528	18,540,667
Due to affiliates	4,168,756	3,910,065
Accrued expenses	1,100,043	806,853
Taxes payable	1,373,083	1,731,141
Due to broker	19,022,027	-
Total Liabilities	3,184,216,525	4,060,646,731

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference) at September 30, 2013 and December 31, 2012	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference) at September 30, 2013 and December 31, 2012	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,360,046 and 26,961,936 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	283,601	269,620
Additional paid-in capital	585,511,504	552,067,681
Retained earnings (deficit)	(39,183,494)	81,070,475
	707,825,616	794,621,781

Total Liabilities & Equity	$3,892,042,141	$4,855,268,512

The accompanying notes are an integral part of these consolidated financial statements.

  AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Interest Income
Interest income	$33,278,284	$28,285,116	$114,163,747	$60,164,752
Interest expense	5,584,419	4,228,610	19,749,592	8,506,041
	27,693,865	24,056,506	94,414,155	51,658,711

Other Income
Net realized gain/(loss)	(45,247,890)	4,105,323	(116,489,235)	14,087,123
Gain on linked transactions, net	2,060,270	6,688,111	6,558,879	13,492,268
Realized loss on periodic interest settlements of interest rate swaps, net	(9,123,233)	(2,471,590)	(21,205,353)	(6,061,954)
Unrealized gain/(loss) on real estate securities and loans, net	40,136,126	45,917,570	(60,668,593)	78,755,229
Unrealized gain/(loss) on derivative and other instruments, net	(5,779,945)	(13,371,486)	67,348,314	(26,793,133)
	(17,954,672)	40,867,928	(124,455,988)	73,479,533

Expenses
Management fee to affiliate	2,523,547	1,657,701	8,195,890	3,903,378
Other operating expenses	2,819,431	1,653,547	7,780,385	3,227,786
Equity based compensation to affiliate	55,105	120,612	186,983	312,712
Excise tax	373,083	272,195	1,391,942	605,773
	5,771,166	3,704,055	17,555,200	8,049,649

Income/(loss) before provision for income taxes and equity in earnings from affiliate	3,968,027	61,220,379	(47,597,033)	117,088,595
Provision for income taxes	(122,979)	-	(2,778,758)	-
Equity in earnings from affiliate	2,155,471	-	1,911,830	-

Net Income/(Loss)	6,000,519	61,220,379	(48,463,961)	117,088,595

Dividends on preferred stock	3,367,354	790,100	10,102,062	790,100

Net Income/(Loss) Available to Common Stockholders	$2,633,165	$60,430,279	$(58,566,023)	$116,298,495

Earnings/(Loss) Per Share of Common Stock
Basic	$0.09	$3.13	$(2.10)	$7.07
Diluted	$0.09	$3.10	$(2.10)	$7.07

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,359,937	19,336,154	27,906,946	16,439,100
Diluted	28,359,943	19,462,984	27,906,946	16,449,450

Dividends Declared per Share of Common Stock	$0.60	$0.77	$2.20	$2.17

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

			8.25 % Series A	8.00 % Series
			Cumulative	B Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	12,857,056	128,570	-	-	259,574,984	-	259,703,554
Net proceeds from issuance of preferred stock	-	-	49,919,633	111,302,268	-	-	161,221,901
Grant of restricted stock and amortization of equity based compensation	16,466	165	-	-	368,715	-	368,880
Common dividends declared	-	-	-	-	-	(39,666,700)	(39,666,700)
Preferred Series A dividends declared	-	-	-	-	-	(521,847)	(521,847)
Preferred Series B dividends declared	-	-	-	-	-	-	-
Net income	-	-	-	-	-	117,088,595	117,088,595
Balance at September 30, 2012	22,883,480	$228,835	$49,919,633	$111,302,268	$458,172,393	$84,855,174	$704,478,303

Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,162,471	-	33,176,288
Grant of restricted stock and amortization of equity based compensation	16,371	164	-	-	281,352	-	281,516
Common dividends declared	-	-	-	-	-	(61,687,946)	(61,687,946)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net loss	-	-	-	-	-	(48,463,961)	(48,463,961)
Balance at September 30, 2013	28,360,046	$283,601	$49,920,772	$111,293,233	$585,511,504	$(39,183,494)	$707,825,616

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income/(loss)	$(48,463,961)	$117,088,595
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net realized (gain)/loss	116,489,235	(14,087,123)
Net amortization of premium related to real estate securities	36,501,617	25,957,829
Unrealized (gains) from equity method investments	(1,286,037)	-
Unrealized (gains)/losses on linked transactions, net	3,898,885	(6,630,834)
Unrealized (gains)/losses on derivative and other instruments, net	(67,348,314)	26,793,133
Unrealized (gains)/losses on real estate securities and loans, net	60,668,593	(78,755,229)
Equity based compensation to affiliate	186,983	312,712
Equity based compensation expense	132,103	121,442
Change in operating assets/liabilities:
Interest receivable	1,884,612	(11,644,920)
Other assets	(399,473)	(739,389)
Due from affiliates	-	104,994
Due from broker	(499,213)	-
Interest payable	3,080,028	1,925,763
Due to affiliates	258,691	1,712,360
Accrued expenses	293,190	644,013
Due to broker	-	(379,914)
Taxes payable	(358,058)	-
Net cash provided by operating activities	105,038,881	62,423,432

Cash Flows from Investing Activities
Purchase of real estate securities	(2,679,895,866)	(3,837,629,974)
Purchase of securities underlying linked transactions	(218,804,843)	(485,212,383)
Investment in affiliates	(14,357,976)	-
Proceeds from sale of real estate securities	3,143,631,407	733,698,851
Proceeds from sale of securities underlying linked transactions	131,400,523	19,540,469
Principal repayments on real estate securities	417,502,447	195,364,056
Principal repayments on securities underlying linked transactions	68,647,086	38,127,461
Net payments made on reverse repurchase agreements	(50,133,363)	-
Net proceeds from sales of securities borrowed under reverse repurchase agreements	49,024,920	-
Purchase of commercial loans	(30,017,825)	-
Net settlement of interest rate swaps	(9,346,968)	(332,127)
Net settlement of TBAs	(374,861)	1,363,750
Restricted cash provided by (used in) investment activities	(3,908,000)	1,451,001
Net cash provided by (used in) investing activities	803,366,681	(3,333,628,896)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	33,176,288	259,664,211
Net proceeds from issuance of preferred stock	-	161,128,492
Borrowings under repurchase agreements	20,325,114,240	15,936,148,227
Borrowings under repurchase agreements underlying linked transactions	2,899,553,903	1,753,757,081
Repayments of repurchase agreements	(21,271,438,649)	(13,243,069,017)
Repayments of repurchase agreements underlying linked transactions	(2,952,632,359)	(1,518,618,310)
Collateral received from (held by) derivative counterparty	15,211,121	(2,100,000)
Collateral received from (held by) repurchase counterparty	1,417,291	(1,443,993)
Dividends paid on common stock	(63,211,085)	(29,093,703)
Dividends paid on preferred stock	(10,102,062)	(521,847)
Net cash provided by (used in) financing activities	(1,022,911,312)	3,315,851,141

Net change in cash and cash equivalents	(114,505,750)	44,645,677
Cash and cash equivalents, Beginning of Period	149,594,782	35,851,249
Cash and cash equivalents, End of Period	$35,089,032	$80,496,926

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$19,994,933	$9,198,068
Cash paid for income tax	$4,528,945	$-
Real estate securities recorded upon unlinking of Linked Transactions	$43,415,283	$170,956,115
Repurchase agreements recorded upon unlinking of Linked Transactions	$35,674,382	$139,532,632
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$17,017,528	$17,584,168

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

The Company conducts its operations to qualify and be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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
September 30, 2013

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

Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income/(loss) per share takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, “Debt and Equity Securities,” which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value charged to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Securities in an unrealized loss position at September 30, 2013 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

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
September 30, 2013

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

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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
September 30, 2013

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

The Company pledges certain securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2013 and December 31, 2012, the Company has met all margin call requirements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company evaluates such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on its balance sheet with the corresponding interest income and interest expense in the statements of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate security and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate security as of the date of unlinking will become the cost basis of the real estate security. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis.

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments primarily to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2013 and December 31, 2012, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations.

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

To-be-announced securities

A to-be-announced security (“TBA”) is a futures contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBAs are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery or receipt of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery or receipt of the security will occur (referred to as the “regular-way” exception). Unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in the consolidated statement of operations in the line item “unrealized gain/(loss) on derivative and other instruments, net.”

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates.  The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “net realized gain/(loss)”, and “unrealized gain/(loss) on derivative and other instruments, net”, respectively, on our consolidated statements of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification, it does not generally expect to pay federal or state corporate income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to federal income taxes and applicable state and local taxes. During the three and nine months ended September 30, 2013 the Company recognized an income tax provision of $0.1 million and $2.8 million, respectively, related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

Recent accounting pronouncements

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and effective yield of the Company’s real estate securities portfolio at September 30, 2013 and December 31, 2012. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

The following table details the real estate securities portfolio as of September 30, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
15 Year Fixed Rate	$581,988,428	$17,501,848	$599,490,276	$6,713,307	$(401,924)	$605,801,659	3.13%	2.49%
20 Year Fixed Rate	321,962,591	8,400,055	330,362,646	1,146,805	(1,960,675)	329,548,776	3.36%	2.61%
30 Year Fixed Rate	1,121,864,732	64,647,503	1,186,512,235	2,501,531	(13,804,211)	1,175,209,555	4.01%	3.24%
ARM	505,107,796	(2,166,104)	502,941,692	2,184,823	(1,165,382)	503,961,133	2.40%	2.85%
Interest Only	723,052,361	(587,290,862)	135,761,499	4,089,505	(7,339,875)	132,511,129	4.87%	6.46%
Credit Investments:
Non-Agency RMBS	734,330,229	(116,094,638)	618,235,591	18,964,449	(7,165,097)	630,034,943	3.79%	5.86%
ABS	100,516,816	(390,000)	100,126,816	3,600	(786,093)	99,344,323	3.80%	3.91%
CMBS	59,600,315	(1,431,259)	58,169,056	640,499	(636,265)	58,173,290	4.98%	6.08%
Interest Only	52,357,700	(45,647,365)	6,710,335	-	(213,914)	6,496,421	1.92%	6.20%
Total	$4,200,780,968	$(662,470,822)	$3,538,310,146	$36,244,519	$(33,473,436)	$3,541,081,229	3.74%	3.65%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio.  Unrealized gains and losses are recognized in current period earnings in the unrealized gain (loss) on real estate securities and loans, net line item.  The gross unrealized stated above represents inception to date unrealized gains (losses).
(2) Principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

When an investment security is impaired, an OTTI is considered to have occurred if (i)  the Company intends to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain/(loss) line item on the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013	$1,433,208,629	$(26,017,110)	$126,040,631	$(7,456,326)
December 31, 2012	777,773,600	(11,267,980)	4,872,469	(2,419,978)

For the three months ended September 30, 2013 the Company recognized an OTTI charge of $7.9 million, which is included in net realized gain/(loss) line item on the consolidated statement of operations.  Of this amount, $6.7 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date.  Additionally, the Company recorded $1.2 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts.  For the nine months ended September 30, 2013, the Company recognized an OTTI charge of $51.1 million, which is included in net realized gain/(loss).  Of this amount, $48.0 million was the result of certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date.  Additionally, the Company recorded $3.1 million of OTTI as a result of an adverse change in cash flows on certain securities.

No OTTI was recorded for the three and nine months ended September 30, 2012. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities as of September 30, 2013:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$6,864,808	$6,966,019	4.50%	$50,106,408	$50,260,798	3.40%
Greater than one year and less than or equal to five years	371,707,085	366,135,897	3.06%	99,938,503	102,293,744	5.01%	371,561,679	364,096,337	3.41%
Greater than five years and less than or equal to ten years	1,908,110,089	1,913,113,696	3.44%	25,707,818	26,501,736	4.39%	347,024,604	343,923,426	4.11%
Greater than ten years	334,703,949	340,057,256	3.58%	-	-	-	25,356,286	24,961,237	5.23%
Total	$2,614,521,123	$2,619,306,849	3.41%	$132,511,129	$135,761,499	4.87%	$794,048,977	$783,241,798	3.76%

(1) For purposes of this table, Other Securities represents  the following Credit Investments held as of September 30, 2013, Non-Agency RMBS, ABS, CMBS and Interest Only.
(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

During the three months ended September 30, 2013, the Company sold 90 securities for total proceeds of $1.6 billion, with an additional $106.2 million of proceeds on three unsettled security sales as of quarter end, recording realized gains of $4.3 million and realized losses of $39.2 million, respectively. For the nine months ended September 30, 2013, the Company sold 155 securities, inclusive of unsettled security sales, for proceeds of $3.0 billion received by the Company and $106.2 million receivable on unsettled security sales as of September 30, 2013. The Company recorded realized gains of $17.1 million and realized losses of $73.4 million, inclusive of related tax provisions. During the nine months ended September 30, 2013, the Company received $96.3 million for the sale of three securities that were unsettled as of December 31, 2012.  See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

During the three months ended September 30, 2012, the Company sold four securities for total proceeds of $284.1 million, with an additional $11.1 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $2.0 million and realized losses of $0.1 million. For the nine months ended September 30, 2012, the Company sold twenty-four securities for total proceeds of $733.7 million, inclusive of the one unsettled security sale mentioned above as of September 30, 2012, recording realized gains of $11.3 million and realized losses of $1.8 million. See Note 7 for amounts realized on settlement of certain derivatives.

During the nine months ended September 30, 2013, the Company invested in credit sensitive commercial real estate assets through affiliated entities, and applies the equity method of accounting for such investments. As of September 30, 2013, the investments have a fair market value of $16.1 million and a weighted average yield of 12.43%. The Company has presented this investment separately on the consolidated balance sheet in the “Investment in affiliates” line item, and statement of operations as a component of “Equity in earnings from affiliate.”

4. Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s loan portfolio at September 30, 2013 and December 31, 2012.

The following table details the loan portfolio as of September 30, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$30,000,000	$176,568	$30,176,568	$-	$(176,568)	$30,000,000	9.00%	9.87%	2.81

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

During the nine months ended September 30, 2013, the Company sold one loan for total proceeds of $2.6 million, recording realized gains of $0.1 million and no realized losses. The Company did not have any loans during the nine months ended September 30, 2012.

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

The Manager may also engage specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2013:

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$605,801,659	$-	$605,801,659
20 Year Fixed Rate	-	329,548,776	-	329,548,776
30 Year Fixed Rate	-	1,175,209,555	-	1,175,209,555
ARM	-	503,961,133	-	503,961,133
Interest Only	-	132,511,129	-	132,511,129
Credit Investments:				-
Non-Agency RMBS	-	460,961,995	169,072,948	630,034,943
ABS	-	-	99,344,323	99,344,323
CMBS	-	30,829,391	27,343,899	58,173,290
Interest Only	-	-	6,496,421	6,496,421
Commercial loans	-	-	30,000,000	30,000,000
Linked transactions	-	43,974,159	7,111,753	51,085,912
Derivative assets		31,970,483	-	31,970,483
Total Assets Carried at Fair Value	$-	$3,314,768,280	$339,369,344	$3,654,137,624

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements	$(50,025,781)	$-	$-	$(50,025,781)
Derivative liabilities	-	(3,477,340)	-	(3,477,340)
Total Liabilities Carried at Fair Value	$(50,025,781)	$(3,477,340)	$-	$(53,503,121)

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012:

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$1,248,210,196	$-	$1,248,210,196
20 Year Fixed Rate	-	148,124,694	-	148,124,694
30 Year Fixed Rate	-	2,143,738,095	-	2,143,738,095
ARM	-	38,175,754	-	38,175,754
Interest Only	-	207,618,412	-	207,618,412
Credit Investments:
Non-Agency RMBS	-	297,127,840	255,043,557	552,171,397
ABS	-	-	33,937,097	33,937,097
CMBS	-	63,249,824	34,066,710	97,316,534
Interest Only	-	67,736,601	-	67,736,601
Commercial Mortgage Loans	-	2,500,000	-	2,500,000
Linked transactions	-	38,617,525	6,505,299	45,122,824
Total Assets Carried at Fair Value	$-	$4,255,098,941	$329,552,663	$4,584,651,604

Liabilities:
Derivative liabilities	$-	$(36,375,947)	$-	$(36,375,947)
Total Liabilities Carried at Fair Value	$-	$(36,375,947)	$-	$(36,375,947)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2013 and September 30, 2012.

  AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
September 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$217,503,196	$97,916,107	$22,779,730	$6,592,026	$30,000,000	$6,089,083
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	14,967,242	11,610,000	4,462,500	-	-	2,674,853
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(57,972,354)	-	-	-	-	(567,000)
Proceeds from settlement	(2,427,774)	(11,487,436)	-	-	-	(1,116,717)
Total net gains/(losses) (3)
Included in net income	(2,997,362)	1,305,652	101,669	(95,605)	-	31,534
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$169,072,948	$99,344,323	$27,343,899	$6,496,421	$30,000,000	$7,111,753

Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2013 (4)	$(1,972,852)	$1,305,652	$93,343	$47,010	$-	$50,778

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$152,946
Unrealized gain/(loss) on real estate securities and loans, net	(530,032)
Interest income	37,573
Net realized gain/(loss)	(1,314,599)
Total	$(1,654,112)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$50,778
Unrealized gain/(loss) on real estate securities and loans, net	(526,847)
Total	$(476,069)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

Three Months Ended
September 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$54,922,912	$13,509,441	$7,509,275	$15,107,657
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	36,414,561	17,824,181	22,441,133	19,459,549
Reclassification of security type (2)	71,069,657		45,265,490	(23,016,762)
Proceeds from sales	-	-	-	(2,004,063)
Proceeds from settlement	(7,752,426)	-	(6,296,687)	(1,349,363)
Total net gains/ (losses) (3)
Included in net income	(57,427)	2,479	1,003,769	196,656
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$154,597,277	$31,336,101	$69,922,980	$8,393,674

Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2012 (4)	$(57,427)	$2,479	$1,003,769	$192,593

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$196,656
Unrealized gain/(loss) on real estate securities and loans, net	952,706
Interest income	(3,885)
Total	$1,145,477

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$192,593
Unrealized gain/(loss) on real estate securities and loans, net	952,706
Interest income	(3,885)
Total	$1,141,414

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

Nine Months Ended
September 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	112,712,253	139,603,404	4,462,500	7,048,720	30,017,825	5,333,022
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(185,283,901)	(41,105,832)	(10,041,297)	-	-	(567,000)
Proceeds from settlement	(14,815,085)	(32,076,184)	(58,631)	-	-	(3,512,076)
Total net gains/(losses) (3)
Included in net income	1,416,124	(1,014,162)	(1,085,383)	(552,299)	(17,825)	(567,876)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$169,072,948	$99,344,323	$27,343,899	$6,496,421	$30,000,000	$7,111,753

Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2013 (4)	$(1,206,175)	$(782,493)	$(730,024)	$(213,915)	$(17,825)	$(664,102)

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$(489,068)
Unrealized gain/(loss) on real estate securities and loans, net	(4,713,939)
Interest income	475,040
Net realized gain/ (loss)	2,906,546
Total	$(1,821,421)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$(664,102)
Unrealized gain/(loss) on real estate securities and loans, net	(2,950,432)
Total	$(3,614,534)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

Nine Months Ended
September 30, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$-	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-		-
Purchases	74,924,292	41,328,345	32,166,758	86,418,809
Reclassification of security type (2)	71,069,657	-	45,265,490	(23,016,762)
Proceeds from sales	-	-	-	(2,004,063)
Proceeds from settlement	(19,766,596)	(15,092,531)	(8,553,875)	(59,858,923)
Total net gains/ (losses) (3)
Included in net income	(37,081)	573,667	1,044,607	1,577,296
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$154,597,277	$31,336,101	$69,922,980	$8,393,674
			-
Change in unrealized appreciation/depreciation for level 3 assets still held as of September 30, 2012 (4)	$(37,080)	$12,660	$1,044,608	$397,873

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$1,577,296
Unrealized gain/(loss) on real estate securities and loans, net	1,622,980
Interest income	(41,787)
Total	$3,158,489

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Gain on linked transactions, net	$397,873
Unrealized gain/(loss) on real estate securities and loans, net	1,066,657
Interest income	(46,470)
Total	$1,418,060

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2013 and September 30, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following tablespresent a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.35% - 7.90% (4.97%)
Non Agency RMBS	$169,072,948	Discounted Cash Flow	Projected Collateral Prepayments	3.50% - 6.00% (4.13%)
			Projected Collateral Losses	0.50% - 9.00% (1.78%)
			Projected Collateral Severities	20.00% - 80.00% (67.03%)
ABS	$99,344,323	Discounted Cash Flow	Yield	3.69% - 5.40% (3.91%)
			Yield	4.00% - 7.62% (5.55%)
CMBS	$27,343,899	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.16% - 6.21% (6.20%)
Interes t Only	$6,496,421	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Commercial Loans	$30,000,000	Discounted Cash Flow	Yield	9.87% - 9.87% (9.87%)
			Yield	4.95% - 7.62% (5.81%)
			Projected Collateral Prepayments	0.00% - 5.00% (1.17%)
Linked Trans actions *	$7,111,753	Discounted Cash Flow	Projected Collateral Losses	0.00% - 5.00% (1.17%)
			Projected Collateral Severities	0.00% - 70.00% (16.36%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

Asset Class	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	4.43% - 9.60% (5.90%)
Non-Agency RMBS	$255,043,557	Discounted Cash Flow	Projected Collateral Prepayments	1.00% - 9.00% (4.41%)
			Projected Collateral Losses	0.20% - 16.00% (2.03%)
			Projected Collateral Severities	40.00% - 75.00% (55.27%)
			Yield	4.66% - 7.05% (5.77%)
ABS	$33,937,097	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (59.72%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	2.23% - 5.76% (5.05%)
CMBS	$34,066,710	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	4.14% - 10.93% (5.59%)
Linked Transactions*	$6,505,299	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.00% (0.94%)
			Projected Collateral Losses	0.00% - 35.00% (16.25%)
			Projected Collateral Severities	0.00% - 65.00% (34.32%)

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
September 30, 2013

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

The following table presents certain information regarding the Company’s repurchase agreements as of September 30, 2013:

Repurchase Agreements		Weighted	Weighted Average
Maturing Within:	Balance	Average Rate	Haircut
30 days or less	$1,331,373,000	0.84%	11.53%
31-60 days	858,497,000	0.46%	6.39%
61-90 days	206,089,000	0.42%	7.63%
Greater than 90 days	569,136,409	0.77%	4.36%
Total / Weighted Average	$2,965,095,409	0.69%	8.40%

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012:

Repurchase Agreements		Weighted	Weighted Average
Maturing Within:	Balance	Average Rate	Haircut
30 days or less	$2,242,856,547	0.71%	7.28%
31-60 days	783,969,000	0.52%	4.04%
61-90 days	547,416,000	0.57%	3.49%
Greater than 90 days	337,178,271	1.30%	11.95%
Total / Weighted Average	$3,911,419,818	0.70%	6.50%

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Repurchase agreements secured by Agency RMBS	$2,373,094,000	$3,346,676,000
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	2,551,904,769	3,489,393,062
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	592,001,409	564,743,818
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	773,074,747	711,699,379
Net cash pledged (i.e., restricted cash) under repurchase agreements	82,709	1,500,000

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of September 30, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	2,965,095,409	-	2,965,095,409	2,965,095,409	-	-

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$3,911,419,818	$-	$3,911,419,818	$3,911,419,818	$-	$-

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 30 counterparties, under which it had outstanding debt with 28 and 29 counterparties at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

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
September 30, 2013

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At September 30, 2013 and December 31, 2012, the Company had repurchase agreements of $229.3 million and $282.3 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

7. Derivatives

The Company's derivatives currently include interest rate swaps (“swaps”), to-be-announced forward contracts on specified Agency pools (“TBAs”), and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities and short positions in U.S. Treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2013 and December 31, 2012.

Derivative Instrument	Designation	Balance Sheet Location	September 30, 2013	December 31, 2012

Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(1,856,442)	$(36,238,250)
Interest rate swaps, at fair value	Non-Hedge	Derivative assets, at fair value	31,686,108	-
TBAs	Non-Hedge	Derivative liabilities, at fair value	(1,620,898)	(137,697)
TBAs	Non-Hedge	Derivative assets, at fair value	284,375	-
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	51,085,912	45,122,824

The following table summarizes information related to derivatives:

	September 30, 2013	December 31, 2012
Non-hedge derivatives
Notional amount of Interest Rate Swap Agreements (1)	$2,643,000,000	$2,166,025,000
Net notional amount of TBAs	25,000,000	40,000,000
Notional amount of Linked Transactions (2)	311,676,369	349,775,342

(1) Includes forward starting swaps with a notional of $25.0 million and $100.0 million as of September 30, 2013 and December 31, 2012, respectively.
(2) Represents the current face of the securities comprising linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Income Statement Location	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Non-hedge derivatives gain/(loss):
Interest rate swaps	Unrealized gain/(loss) on derivative and other instruments, net	$(5,700,547)	$(13,734,963)	$69,649,295	$(26,251,451)
Interest rate swaps	Net realized gain/(loss)	(2,207,074)	(65,012)	(9,294,517)	(332,127)
TBAs	Unrealized gain/(loss) on derivative and other instruments, net	1,022,755	363,477	(1,198,828)	(541,682)
TBAs	Net realized gain/(loss)	153,578	(353,516)	(423,571)	1,363,750
Linked transactions	Gain on linked transactions, net	2,060,270	6,688,111	6,558,879	13,492,268
Linked transactions	Net realized gain/(loss)	(2,580,055)	2,611,936	(4,262,338)	3,605,358

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the statement of financial position as of September 30, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$279,655,499	$(229,265,000)	$50,390,499	$50,390,499	$-	$-

Receivable Under Reverse Repurchase Agreements	$50,125,000	$-	$50,125,000	$50,025,781	$-	$99,219

Derivative Assets (2)
Interest Rate Swaps	$43,102,018	$(3,143,638)	$39,958,380	$-	$16,290,000	$23,668,380
TBAs	284,375	-	284,375	-	280,000	4,375
Total Derivative Assets	$43,386,393	$(3,143,638)	$40,242,755	$-	$16,570,000	$23,672,755

Derivative Liabilities (3)
Interest Rate Swaps	$(1,610,997)	$861,650	$(749,347)	$-	$(749,347)	$-
TBAs	(3,529,882)	1,908,984	(1,620,898)	(1,620,898)	-	-
Total Derivative Liabilities	$(5,140,879)	$2,770,634	$(2,370,245)	$(1,620,898)	$(749,347)	$-

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $279,655,499, repurchase agreements of $(229,265,000) and net accrued interest of $695,413 for a total of $51,085,912.
(2) Included in Derivative Assets on the consolidated balance sheet is $40,242,755 less accrued interest of $(8,272,272) for a total of $31,970,483.
(3) Included in Derivative Liabilities on the consolidated balance sheet is $(2,370,245) plus accrued interest of $(1,107,095) for a total of $(3,477,340).

The following table presents both gross information and net information about derivative instruments eligible for offset in the statement of financial position as of December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Linked Transactions (1)	$326,589,623	$(282,343,454)	$44,246,169	$-	$-	$-

Derivative Liabilities (2)
Interest Rate Swaps	$(30,698,913)	$258,652	$(30,440,261)	$(30,440,261)	$-	$-
TBAs	(137,696)	-	$(137,696)	-	-	-
Total Derivative Liabilities	$(30,836,609)	$258,652	$(30,577,957)	$(30,440,261)	$-	$-

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $326,589,623, repurchase agreements of $(282,343,454) and net accrued interest of $876,655 for a total of $45,122,824.
(2) Included in Derivative Liabilities on the consolidated balance sheet is $(30,577,957) less accrued interest of $(5,797,990) for a total of $(36,375,947).

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents information about the Company’s interest rate swaps as of September 30, 2013:

Maturity	Notional Amount		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016		$180,000,000	0.90%	0.26%	2.71
2017		335,000,000	1.05%	0.26%	3.95
2018		818,000,000	1.28%	0.26%	4.67
2019		350,000,000	1.38%	0.26%	5.80
2020		665,000,000	1.70%	0.26%	6.56
2022		50,000,000	1.69%	0.26%	8.93
2023	*	245,000,000	2.37%	0.26%	9.71
Total/Wtd Avg		$2,643,000,000	1.45%	0.26%	5.62

* This figure includes a forward starting swap with a total notional of $25.0 million and a start date of October 1, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of September 30, 2013.

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

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases and sales on the trade date and presents the purchase or sale net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2013 and September 30, 2012:

For the Three Months Ended September 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$(150,000,000)	$623,000,000	$(498,000,000)	$(25,000,000)	$(24,431,640)	$23,095,117	$284,375	$(1,620,898)

For the Three Months Ended September 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$275,000,000	$(275,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

For the Nine Months Ended September 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$1,543,000,000	$(1,608,000,000)	$(25,000,000)	$(24,431,640)	$23,095,117	$284,375	$(1,620,898)

For the Nine Months Ended September 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$495,000,000	$(595,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. When, or if a transaction is longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Certain of our Linked Transactions became unlinked during the periods presented. For the three and nine months ended September 30, 2013 Non-Agency RMBS with security fair values of $30.2 million and $43.4 million, respectively, and the related repurchase agreement borrowings of $24.1 million and $35.7 million, respectively, were unlinked, and the Company recorded net realized losses of $0.4 million and $0.1 million, respectively, from the unlinking of the Linked Transactions, respectively. For the three months ended September 30, 2012, Non-Agency RMBS and CMBS with a fair value of $118.8 million and $45.3 million, respectively, and related repurchase agreement borrowings secured by Non-Agency RMBS and CMBS of $97.2 million and $37.1 million, respectively, were unlinked. For the nine months ended September 30, 2012, Non-Agency RMBS and CMBS with a fair value of $125.7 million and $45.3 million, respectively, and related repurchase agreement borrowings secured by Non-Agency RMBS and CMBS of $102.4 million and $37.1 million, respectively, were unlinked. For the three and nine months ended September 30, 2012, the Company had net realized gains of $2.6 million from the unlinking of Linked Transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three and nine months ended September 30, 2013:

					For the Three Months Ended September 30, 2013				For the Nine Months Ended September 30, 2013
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$287,806,369	$253,545,104	$258,164,346	$657,323	$2,750,860	$(1,095,697)	$(2,458,643)	$(803,480)	$9,969,921	$(3,592,194)	$(4,060,548)	$2,317,179	4.09%	4.85
CMBS	23,870,000	21,871,211	21,491,153	38,090	162,082	243,025	(121,412)	283,695	487,843	(306,691)	(201,790)	(20,638)	2.32%	4.12
Total	$311,676,369	$275,416,315	$279,655,499	$695,413	$2,912,942	$(852,672)	$(2,580,055)	$(519,785)	$10,457,764	$(3,898,885)	$(4,262,338)	$2,296,541	3.95%	4.79

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three and nine months ended September 30, 2012:

					For the Three Months Ended September 30, 2012				For the Nine Months Ended September 30, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$399,457,214	$367,050,519	$371,859,013	$1,118,677	$2,709,109	$3,129,536	$950,769	$6,789,414	$5,970,888	$5,837,405	$902,747	$12,711,040	4.76%	6.32
ABS	-	-	-	-	-	-	-	-	230,160	61,870	1,041,444	1,333,474	-	-
CMBS	-	-	-	-	208,153	641,313	1,661,167	2,510,633	660,386	731,559	1,661,167	3,053,112	-	-
Total	$399,457,214	$367,050,519	$371,859,013	$1,118,677	$2,917,262	$3,770,849	$2,611,936	$9,300,047	$6,861,434	$6,630,834	$3,605,358	$17,097,626	4.76%	6.32

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of September 30, 2013:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$213,681,000	1.91%	0.07
CMBS	15,584,000	1.34%	0.06
	$229,265,000	1.87%	0.07

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of September 30, 2012:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$274,292,769	1.82%	0.05
	$274,292,769	1.82%	0.05

At September 30, 2013, the Company had real estate securities with a fair value of $7.3 million pledged as collateral against its derivatives and had $19.0 million of net cash received as collateral against its derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $279.7 million as collateral against the related linked repurchase agreements. At September 30, 2012, the Company had real estate securities with a fair value of $46.5 million and restricted cash of $2.6 million pledged as collateral against its derivatives. The Company also pledged assets accounted for within linked transactions with a fair value of $371.9 million as collateral against the related linked repurchase agreements. The Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or CCP/FCM upon occurrence of certain events.

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of September 30, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional amount of $50.0 million. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of September 30, 2013, the U.S. Treasury securities had a weighted average maturity of 7.6 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $50.1 million, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of September 30, 2013, the reverse repurchase agreements had a weighted average maturity of October 4, 2013. Changes in fair value of the borrowed securities are recorded in “Unrealized gain/(loss) on derivative and other instruments, net” line item in our consolidated statements of operations. During the three months ended September 30, 2013, the Company recorded unrealized losses of $1.1 million on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss) line item in our consolidated statements of operations. During the three months ended September 30, 2013, the Company recorded $0.0 million of realized gains. The Company had no short positions in U.S. Treasury securities as of December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

8. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of September 30, 2013 and September 30, 2012, the Company’s outstanding warrants and unvested shares of restricted common stock were as follows:

	September 30, 2013	September 30, 2012
Warrants	1,007,500	2,366,500
Restricted stock granted to the Manager	13,418	26,834
Restricted stock granted to the independent directors	2,500	4,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant.During the three and nine months ended September 30, 2013, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.  During the three and nine months ended September 30, 2012, the average market value per share of the Company's common stock was above the exercise price of the warrants, and therefore the warrants were included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of these shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$2,633,165	$60,430,279	$(58,566,023)	$116,298,495

Denominator:
Basic weighted average common shares outstanding	28,359,937	19,336,154	27,906,946	16,439,100
Dilutive effect of manager and director restricted stock and warrants	6	126,830	-	10,350
Dilutive weighted average common shares outstanding	28,359,943	19,462,984	27,906,946	16,449,450

Basic Earnings/(Loss) Per Share of Common Stock:	$0.09	$3.13	$(2.10)	$7.07
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.09	$3.10	$(2.10)	$7.07

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were both Manager and director restricted stock and warrants of 61,215 for the nine months ended September 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

The Company has elected to treat AG MIT II, LLC, AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income taxes. During the three and nine months ended September 30, 2013 the Company recognized an income tax provision of $0.1 million and $2.8 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2013 and December 31, 2012. The Company’s federal income tax return for the 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

For the three and nine months ended September 30, 2013, the Company incurred management fees of approximately $2.5 million and $8.2 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred management fees of approximately $1.7 million and $3.9 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2013 and December 31, 2012, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three and nine months ended September 30, 2013, the Company has expensed into Other operating expenses $1.6 million and $4.4 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2013. The Manager waived its right to receive expense reimbursement of $0.9 million and $1.8 million of expense reimbursement for the three and nine months ended September 30, 2012, respectively.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s four initial independent directors under the Equity Incentive Plan, pursuant to which each of the four initial independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of the fifth independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock were granted on September 1, 2013 to the fifth independent director under the Equity Incentive Plan. These shares will vest on July 6, 2014.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At September 30, 2013, approximately $549.5 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of the common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2013, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2013, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2013, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

For the nine months ended September 30, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 20,101 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the nine months ended September 30, 2013, warrants were exercised by the cash exercise option, which resulted in the issuance of 196,250 shares of common stock for proceeds to the Company of $4.0 million. No warrants were exercised during the three months ended September 30, 2013. For the three and nine months ended September 30, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 38,307 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the three and nine months ended September 30, 2012, warrants were exercised by the cash exercise option, which resulted in the issuance of 163,749 shares of common stock for proceeds to the Company of $3.4 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013

During the quarter ended September 30, 2013, the Company declared a quarterly dividend to common stockholders totaling $17.0 million, or $0.60 per share, which was paid on October 28, 2013. For the nine months ended September 30, 2013, the Company declared dividends to common stockholders of $61.7 million or $2.20 per share. During the quarter ended September 30, 2012, the Company declared a quarterly dividend to common stockholders totaling $17.6 million, or $0.77 per share, which was paid on October 26, 2012. For the nine months ended September 30, 2012, the Company declared dividends to common stockholders of $39.7 million, or $2.17 per share.

During the three months ended September 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on September 17, 2013 to stockholders of record as of August 30, 2013. During the nine months ended September 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.54689 per share and $1.50 per share, respectively. During the three months ended September 30, 2012, the board of directors declared a distribution to the holders of the Series A Preferred Stock of $0.2521 per share for the partial quarterly period that began on the initial issuance date of the Series A Preferred Stock and ended on September 16, 2012. The distribution was paid on September 17, 2012 to stockholders of record as of August 31, 2012.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2013.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File No. 001-35151), and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 001-35151), which are available on the Securities and Exchange Commission’s website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are currently invested substantially in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial mortgage loans. We have the discretion to invest in other target assets such as residential mortgage loans, other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

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

The market reaction to the tapering of QE3 occurring earlier than expected was extremely negative. The rate on ten-year Treasury notes moved sharply higher during the second quarter of 2013.  After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%.  During the course of these events, Agency RMBS underperformed dramatically. The fear of the largest buyer in the market curtailing its participation and support triggered many market participants selling Agency RMBS. REIT managers also sold assets as durations extended and the mortgage basis widened. The 30-year mortgage rate mirrored the move in the markets, rising from 3.57% at the end of the first quarter to 4.46% as of the end of June. Liquidity in the Agency RMBS market suffered as sellers were plentiful but few market participants elected to add risk during this period. Fixed income benchmark indices also suffered during the months of May and June, triggering redemptions out of many indexed mutual funds.  Treasury yields and mortgage rates continued their steady rise higher in July, August and the first half of September as the market attempted to price in the full impact of tapering, with ten-year notes closing just below 3% on September 5, 2013.  When the September 18, 2013 FOMC statement failed to deliver the widely anticipated taper, yields immediately dropped and ten-year notes closed the day at 2.69% versus 2.85% the prior day.  The Agency RMBS basis also tightened on this news, as the Federal Reserve would maintain the pace of its monthly purchases despite overall declining origination volumes in the market. On October 30, 2013, the FOMC announced that it would continue reinvesting principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS and U.S. Treasury securities at the current pace indefinitely.  The FOMC believes that these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help control the rate of inflation.  The October 30, 2013 announcement provided no additional guidance as to when tapering might begin.

The significant move in benchmark rates during the second quarter had triggered an overall weakening of the fixed income credit markets.  Liquidity evaporated across many segments of the broader mortgage-backed securities market.  Over the course of the third quarter many sectors that had experienced second quarter sell-offs were able to retrace a portion of their price declines, especially after the FOMC statement in September.  The ABX 2006-2 AAA index traded below $68.00 intra-quarter to close at $72.00 at the end of the third quarter 2013. Likewise, the CMBS Series 3 AJ index traded as low as $69.04 during the quarter to then close the month of September at $71.875.  Asset valuations have been lifted while the Federal Reserve has elected to postpone the onset of tapering. While the consensus forecast has moved to a March onset for taper, we believe this postponement also creates the potential for further bouts of limited liquidity and volatility.  Looking ahead, market participants will continue to debate the precise timing and magnitude of taper and therefore scrutinize every data release in an attempt to determine its impact on the Federal Reserve’s view of overall economic conditions.

The Federal Reserve’s forward guidance also indicates that the timing of the initial increase in the Fed Funds rate is likely to occur at a later date than the market previously anticipated. The market has also had to contend with non-taper related events including the debt ceiling, the federal budget negotiations and the shifting composition of the FOMC in 2014. Although at present the consensus view is that the FOMC will likely announce tapering no earlier than the end of the first quarter of 2014, prior to that time we may position the portfolio to withstand episodes of significant volatility in interest rates, as well as potentially limited liquidity in the credit markets stemming from credit spread widening.

We continue to believe that 2012 marked a bottoming in the U.S. commercial and residential real estate markets. Despite the recent increase in mortgage rates, we remain optimistic about the prospects for home price appreciation over the remainder of 2013 and into 2014 and beyond. Currently, the U.S. housing market benefits from favorable supply/demand dynamics, historically low mortgage rates, an increase in household formation and an influx of capital into the real estate-owned rental strategy. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.  Furthermore, we believe the deep dislocations that occurred in these markets may result in an “over-correction” in pricing, creating a potential opportunity for us to capitalize on these market dislocations.  As we look ahead to the remainder of 2013 and 2014, we believe further opportunities will arise from the evolution of the housing finance market.

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

See the caption “Risk Factors” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File No. 001-35151) and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which are available on the Securities and Exchange Commission’s website at www.sec.gov.

Investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, ABS, CMBS, mortgage loans and other real estate-related assets. For the period from our IPO to December 31, 2011, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio.

In 2012, we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform.  In particular, subsequent to the announcement of QE3 by the Federal Reserve in September 2012, we elected to minimize additional investments in Agency RMBS.   Throughout the first part of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment.  During the second quarter however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We have since then reduced our hedging activity and rotated into shorter duration Agency RMBS.  We will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

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

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of September 30, 2013:

Instrument	Current Face	Amortized Cost	Unrealized MTM	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$581,988,428	$599,490,276	$6,311,383	$605,801,659	3.13%	5.24
20 Year Fixed Rate	321,962,591	330,362,646	(813,870)	329,548,776	3.36%	7.44
30 Year Fixed Rate	1,121,864,732	1,186,512,235	(11,302,680)	1,175,209,555	4.01%	9.60
ARM	505,107,796	502,941,692	1,019,441	503,961,133	2.40%	6.01
Interest Only	723,052,361	135,761,499	(3,250,370)	132,511,129	4.87%	4.30
Credit Investments:
Non-Agency RMBS	1,022,136,598	871,780,695	16,418,594	888,199,289	3.87%	5.57
ABS	100,516,816	100,126,816	(782,493)	99,344,323	3.80%	1.12
CMBS	83,470,315	80,040,267	(375,824)	79,664,443	4.22%	4.37
Interest Only	52,357,700	6,710,335	(213,914)	6,496,421	1.92%	4.53
Total: Non-GAAP Basis - Including Linked Transactions	$4,512,457,337	$3,813,726,461	$7,010,267	$3,820,736,728	3.75%	6.38

Linked Transactions	$311,676,369	$275,416,315	$4,239,184	$279,655,499	3.95%	4.79

Total: GAAP Basis - Excluding Linked Transactions	$4,200,780,968	$3,538,310,146	$2,771,083	$3,541,081,229	3.74%	6.49

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

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through September 30, 2013, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS through the use of repurchase agreements.

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

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of September 30, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,549,683,000	0.99%	17.8	12.3%
31-60 days	858,497,000	0.46%	46.9	6.4%
61-90 days	217,044,000	0.50%	70.0	8.1%
Greater than 90 days	569,136,409	0.77%	145.9	4.4%
Total: Non-GAAP Basis - Including Linked Transactions	$3,194,360,409	0.77%	52.0	9.0%

Linked Transactions	$229,265,000	1.87%	23.9	17.2%

Total: GAAP Basis - Excluding Linked Transactions	$2,965,095,409	0.69%	54.2	8.4%

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

The following tables present a reconciliation of our leverage ratio at September 30, 2013 and December 31, 2012 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

September 30, 2013:	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,208,226,279	$707,825,616	4.53x
Non-GAAP Adjustments	229,265,000	-
GAAP Leverage	2,978,961,279	707,825,616	4.21x

December 31, 2012:	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,182,110,308	$794,621,781	5.26x
Non-GAAP Adjustments	282,343,454	-
GAAP Leverage	3,899,766,854	794,621,781	4.91x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 30 counterparties, under which we had outstanding debt with 28 and 29 counterparties at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2013:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016		$180,000,000	0.90%	0.26%	2.71
2017		335,000,000	1.05%	0.26%	3.95
2018		818,000,000	1.28%	0.26%	4.67
2019		350,000,000	1.38%	0.26%	5.80
2020		665,000,000	1.70%	0.26%	6.56
2022		50,000,000	1.69%	0.26%	8.93
2023	*	245,000,000	2.37%	0.26%	9.71
Total/Wtd Avg		$2,643,000,000	1.45%	0.26%	5.62

* This figure includes a forward starting swap with a total notional of $25.0 million and a start date of October 1, 2013. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of September 30, 2013.

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

The following tables present information about the Company’s TBAs for the three and nine months ended September 30, 2013 and September 30, 2012:

For the Three Months Ended September 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$(150,000,000)	$623,000,000	$(498,000,000)	$(25,000,000)	$(24,431,640)	$23,095,117	$284,375	$(1,620,898)

For the Three Months Ended September 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$275,000,000	$(275,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

For the Nine Months Ended September 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$1,543,000,000	$(1,608,000,000)	$(25,000,000)	$(24,431,640)	$23,095,117	$284,375	$(1,620,898)

For the Nine Months Ended September 30, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$495,000,000	$(595,000,000)	$-	$-	$363,477	$2,936,328	$(2,572,851)

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of September 30, 2013, the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements, which are accounted for as securities borrowing transactions, with fair values of $50.0 million. As of September 30, 2013, the U.S. Treasury securities had a weighted average maturity of 7.6 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $50.1 million. As of September 30, 2013, the reverse repurchase agreements had a weighted average maturity of October 4, 2013. The Company had no short positions in U.S. Treasury securities as of December 31, 2012.

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS, and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net”. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investments in mortgage loans

Our mortgage loan portfolio consists of one commercial mortgage loan as of September 30, 2013, on which we have chosen to make a fair value election pursuant to ASC 825. Loans are recorded at fair market value on the balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations. Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loans activities will be recorded in a similar manner.

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

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825. As a result, the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risks. We may use derivative instruments such as interest rate swaps, TBA security positions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities and short positions in U.S. Treasury securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings during the period in which they occur.

Recent accounting pronouncements

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the three and nine months ended September 30, 2013 as well as the three and nine months ended September 30, 2012:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$33,278,284	$28,285,116	$114,163,747	$60,164,752
Interest expense	5,584,419	4,228,610	19,749,592	8,506,041
	27,693,865	24,056,506	94,414,155	51,658,711

Other Income
Net realized gain/(loss)	(45,247,890)	4,105,323	(116,489,235)	14,087,123
Gain on linked transactions, net	2,060,270	6,688,111	6,558,879	13,492,268
Realized loss on periodic interest settlements of interest rate swaps, net	(9,123,233)	(2,471,590)	(21,205,353)	(6,061,954)
Unrealized gain/(loss) on real estate securities and loans, net	40,136,126	45,917,570	(60,668,593)	78,755,229
Unrealized gain/(loss) on derivative and other instruments, net	(5,779,945)	(13,371,486)	67,348,314	(26,793,133)
	(17,954,672)	40,867,928	(124,455,988)	73,479,533

Expenses
Management fee to affiliate	2,523,547	1,657,701	8,195,890	3,903,378
Other operating expenses	2,819,431	1,653,547	7,780,385	3,227,786
Equity based compensation to affiliate	55,105	120,612	186,983	312,712
Excise tax	373,083	272,195	1,391,942	605,773
	5,771,166	3,704,055	17,555,200	8,049,649

Income/(loss) before provision for income taxes and equity in earnings from affiliate	3,968,027	61,220,379	(47,597,033)	117,088,595
Provision for income taxes	(122,979)	-	(2,778,758)	-
Equity in earnings from affiliate	2,155,471	-	1,911,830	-

Net Income/(Loss)	6,000,519	61,220,379	(48,463,961)	117,088,595

Dividends on preferred stock	3,367,354	790,100	10,102,062	790,100

Net Income/(Loss) Available to Common Stockholders	$2,633,165	$60,430,279	$(58,566,023)	$116,298,495

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.09	$3.13	$(2.10)	$7.07
Diluted	$0.09	$3.10	$(2.10)	$7.07

Changes in the year-to-date results of operations are primarily caused by increases in equity and our portfolio. Our year-to-date weighted average equity and investment portfolio increased by $408.1 million and $1.9 billion, respectively, inclusive of unlinked transactions and investments held within affiliated entities, from the nine months ended September 30, 2012 to the same period in 2013. These changes were primarily a result of common and preferred offerings, whose proceeds were invested throughout the respective periods.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and interest rate swaps is our net interest margin. During the three months ended September 30, 2013, the weighted average cost of securities and repurchase agreements was $3.9 billion and $3.4 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.86%, and the average rate paid on repurchase agreements was 0.81%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2013 was 1.08%. During the three months ended September 30, 2012, the weighted average cost of securities and repurchase agreements was $3.7 billion and $3.2 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.48%, and the average rate paid on repurchase agreements was 0.67%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2012 was 0.31%.

During the nine months ended September 30, 2013, the weighted average cost of securities and repurchase agreements was $4.7 billion and $4.0 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.71%, and the average rate paid on repurchase agreements was 0.81%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the nine months ended September 30, 2013 was 0.70%. During the nine months ended September 30, 2012, we had a weighted average cost of securities and repurchase agreements of $2.8 billion and $2.4 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.36%, and the average rate paid on repurchase agreements was 0.61%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the nine months ended September 30, 2012 was 0.34%.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended September 30, 2013, we sold certain real estate securities realizing net losses of $34.9 million, settled certain derivatives realizing a net loss of $2.0 million and recorded net realized losses of $0.4 million from the unlinking of securities previously accounted for as derivatives through linked transactions. Additionally, we recognized $7.9 million of realized losses due to OTTI charges on certain securities. During the nine months ended September 30, 2013, we sold certain real estate securities realizing net losses of $56.3 million, inclusive of $2.5 million in related tax provisions, sold certain loans realizing net gains of $0.1 million, settled certain derivatives realizing a net loss of $9.7 million and recorded net realized losses of $0.1 million from the unlinking of securities previously accounted for as derivatives through linked transactions. Additionally, we recognized $53.1 million of realized loss due to OTTI charges on certain securities.

At September 30, 2013 we identified certain securities that we intended to sell and as a result recognized an OTTI charge of $6.7 million, which is included in net realized gain/(loss). This charge represents a write-down to fair value as of the reporting date. Additionally, for the three and nine months ended September 30, 2013, the Company recognized a $1.2 million and $3.1 million OTTI charge, respectively, on certain securities. No OTTI was recorded for the three and nine months ended September 30, 2012. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

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

Management fees and other expenses

For the three months ended September 30, 2013 and September 30, 2012, our management fees were $2.5 million and 1.7 million, respectively. For the nine months ended September 30, 2013 and September 30, 2012, our management fees were $8.2 million and $3.9 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items.

For the three months ended September 30, 2013 and September 30, 2012, other operating costs were $2.8 million and $1.7 million, respectively. For the nine months ended September 30, 2013 and September 30, 2012, other operating costs were $7.8 million and $3.2 million, respectively. The amounts were primarily comprised of professional fees, insurance and director’s fees. For three and nine months ended September 30, 2013 and 2012, certain expenses reimbursable to the Manager were also included in Other operating expense.

Of the $2.8 million and $7.8 million of Other operating expenses for the three and nine months ended September 30, 2013, respectively, the Company has expensed $1.6 million and $4.4 million, respectively, which will be paid to the Manager. Of the $1.7 million and $3.2 million of Other operating expenses for the three and nine months ended September 30, 2012, respectively, the Company has expensed $0.8 million, respectively, which have been paid to the Manager. The Manager waived its right to receive the remaining expense reimbursement of $0.4 million and $2.2 million for the three and nine months ended September 30, 2012, respectively. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2013.

Book value per share

As of September 30, 2013, December 31, 2012 and September 30, 2012, our book value per common share was $19.26, $23.47 and 23.71, respectively.

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our real estate securities and loan portfolios, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, purchase real estate securities, loans and other real estate related assets, make dividend payments on our capital stock, and fund our operations.

At September 30, 2013, we had $221.7 million available to support our liquidity needs, comprised of $35.1 million of cash and $186.6 million of Agency RMBS that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 30 counterparties, allowing the Company to utilize leverage in its operations. As of September 30, 2013, we had debt outstanding of $3.2 billion with 28 counterparties, including repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between October 1, 2013 and May 29, 2014. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

The following table presents contractual maturity information about the Company’s repurchase agreements, including those accounted for within linked transactions, at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Overnight	$-	$-
Within 30 days	1,549,683,000	2,525,200,001
30 to 59 days	858,497,000	783,969,000
60 to 89 days	217,044,000	547,416,000
90 to 119 days	225,182,000	200,687,271
Greater than or equal to 120 days	343,954,409	136,491,000
Total: Non-GAAP Basis - Including Linked Transactions	$3,194,360,409	$4,193,763,272

Linked Transactions	$229,265,000	$282,343,454

Total: GAAP Basis - Excluding Linked Transactions	$2,965,095,409	$3,911,419,818

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of September 30, 2013 and December 31, 2012, the Company had seventeen and sixteen linked transactions, respectively, resulting in $229.3 million and $282.3 million of embedded repurchase agreements with a weighted average rate of 1.87% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements is October 24, 2013 as of September 30, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate cap agreements, and non-derivative financial instruments including short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of September 30, 2013, we have entered into $2.6 billion notional of interest rate swaps that have variable maturities between January 23, 2016 and October 1, 2023, and we have $50.0 million notional of short positions in U.S. Treasury securities with maturities between July 31, 2020 and August 15, 2023.

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

Contractual obligations

As of September 30, 2013, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum. For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $2.8 million and $7.8 million of Other operating expenses for the three and nine months ended September 30, 2013, respectively, the Company has expensed $1.6 million and $4.4 million, respectively, which will be paid to the Manager. Of the $1.7 million and $3.2 million of Other operating expenses for the three and nine months ended September 30, 2012, respectively, the Company has expensed $0.8 million, respectively, which have been paid to the Manager. The Manager waived its right to receive the remaining expense reimbursement of $0.4 million and $2.2 million for the three and nine months ended September 30, 2012, respectively. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2013.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of our common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the initial independent directors received 1,500 shares of our common stock. On June 1, 2013, we granted 500 shares of our common stock under the Equity Incentive Plan to our fifth independent director, who was elected at our 2013 Annual Meeting of Stockholders. These shares will vest on July 6, 2014.

We have presented a table that details the contractual maturity of our repurchase agreements at September 30, 2013. See the “Liquidity and Capital Resources” section for this table. As of September 30, 2013 and December 31, 2012, we are obligated to pay accrued interest our repurchase agreements in the amount of $2.8 million and $3.5 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of September 30, 2013, our maximum exposure to loss on linked transactions is $279.7 million. See the Investment Activities section of this Item 2 for further details.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us, and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. As of September 30, 2013, we did not employ any credit derivatives.

We have entered into TBA positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of September 30, 2013, our maximum exposure to loss on TBAs is $24.4 million. See the Investment Activities section of this Item 2 for further details.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000 and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of September 30, 2013.

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

Grants of restricted common stock

As of September 30, 2013, we have granted an aggregate of 18,057 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2013, 42,389 shares of restricted common stock granted to our Manager and independent directors have vested.

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

During the quarter ended September 30, 2013, the Company declared a quarterly dividend to common stockholders totaling $17.0 million, or $0.60 per share, which was paid on October 28, 2013. For the nine months ended September 30, 2013, the Company declared dividends to common stockholders of $61.7 million or $2.20 per share. During the quarter ended September 30, 2012, the Company declared a quarterly dividend to common stockholders totaling $17.6 million, or $0.77 per share, which was paid on October 26, 2012. For the nine months ended September 30, 2012, the Company declared dividends to common stockholders of $39.7 million, or $2.17 per share.

During the three months ended September 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on September 17, 2013 to stockholders of record as of August 30, 2013. During the nine months ended September 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.54689 per share and $1.50 per share, respectively. During the three months ended September 30, 2012, the board of directors declared a distribution to the holders of the Series A Preferred Stock of $0.2521 per share for the partial quarterly period that began on the initial issuance date of the Series A Preferred Stock and ended on September 16, 2012. The distribution was paid on September 17, 2012 to stockholders of record as of August 31, 2012.

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

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2013.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2013, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
100	-2.70%	-3.63%
50	-1.10%	-1.82%
-50	1.00%	-1.23%
-100	1.10%	-1.23%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.
(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3) Interest income includes trades settled as of September 30, 2013.
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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Refer to the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in our Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File No. 001-35151) and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which are available on the Securities and Exchange Commission’s website at www.sec.gov.

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget may materially adversely affect our business, financial condition and results of operations.

On October 16, 2013, Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our Agency RMBS and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. Because Fannie Mae and Freddie Mac are in the conservatorship of the U.S. Government, the implicit credit rating of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in our portfolio, it increased the uncertainty regarding the credit risk of Agency RMBS. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

A further downgrade of the U.S. Government’s credit rating could create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Adoption of the Basel III standards could negatively affect our access to future financings.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010.  U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2013, the Company issued 216,351 shares of common stock upon the exercise of 634,500 outstanding warrants, respectively, to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. There were no shares issued during the three months ended September 30, 2013. Common stock issued upon the cash exercise of warrants were exercised at a strike price of $20.50. The warrants had been received by the holders in connection with the Company’s initial public offering that closed on July 6, 2011.

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

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
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

AG MORTGAGE INVESTMENT TRUST, INC.

November 5, 2013	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer

November 5, 2013	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Principal Accounting Officer

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
September 30, 2013

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

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

