Form 10-K
period 2013-12-31
AG Mortgage Investment Trust, Inc.
filed 2014-02-28
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35151

AG MORTGAGE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)
(212) 692-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
8.25% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange (NYSE)
8.00% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange (NYSE)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $533,316,826 based on the closing sales price on the New York Stock Exchange on June 28, 2013.

As of February 7, 2014, there were 28,380,629 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

Our company

We are a Maryland real estate investment trust focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. We are currently invested substantially in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations, or CMOs.  Our portfolio currently includes, and we expect our portfolio over time, will include a more significant portion of credit assets, including non-Agency RMBS (i.e. RMBS not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity), as well as commercial and residential whole loans. Our Non-Agency RMBS investments may include fixed-and floating-rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities.  We have also invested in commercial mortgage loans and indirect interests in real estate. We have the discretion to invest in other target assets such as residential mortgage loans, other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

We were incorporated in Maryland on March 1, 2011, and commenced operations in July 2011. In July 2011, we successfully completed our initial public offering, or IPO, pursuant to which we sold 6,300,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $126.0 million. Concurrently with the consummation of our IPO, we completed a private placement in which we sold 3,205,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.5 shares of our common stock, at a price of $20.00 per unit. Each warrant has an exercise price of $20.50 per share. In addition, we sold an aggregate of 500,000 private placement shares of our common stock to AG Funds, an affiliate of Angelo, Gordon, and two of our officers, at a price of $20.00 per share. The gross proceeds to us from the private placement were $74.1 million. Collectively, we received net proceeds from our IPO, the private placement and the exercise of the underwriters’ over-allotment option of approximately $198.1 million after subtracting expenses incurred in connection with formation of $2.0 million.

In 2012 we raised approximately $353.5 million in net proceeds from sales of common stock and approximately $161.2 million in net proceeds from two preferred stock offerings. In 2013 we raised approximately $33.2 million in net proceeds from sales of common stock through our equity distribution program and upon the exercise of warrants.  We did not issue any additional classes of preferred stock during 2013.

As of December 31, 2013 and per our GAAP consolidated balance sheet, we have a $3.4 billion investment portfolio, which consists of $2.4 billion, or 70.6%, of Agency RMBS and $1.0 billion, or 29.4%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions is $3.7 billion, which consists of $2.4 billion, or 65.4%, of Agency RMBS and $1.3 billion, or 34.6%, of assets in our credit portfolio. Refer to Item 7 for a discussion on linked transactions.  We have also entered into $2.1 billion notional amount of interest rate swaps and $115.0 million notional of interest rate swaptions as of December 31, 2013.  This compares with a $4.5 billion investment portfolio, comprised of $3.8 billion, or 83.4%, of Agency RMBS and $753.7 million, or 16.6%, of assets in our credit portfolio as of December 31, 2012.  Our investment portfolio gross of linked transactions was $4.9 billion, which consisted of $3.8 billion, or 77.8% of Agency RMBS and $1.1 billion, or 22.2%, of assets in our credit portfolio as of December 31, 2012.  We had entered into $2.2 billion net notional amount of interest rate swaps as of December 31, 2012.

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT.  Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA and MITT PrB, respectively.

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

Our manager

We are externally managed and advised by AG REIT Management, LLC, a subsidiary of Angelo, Gordon. Angelo, Gordon is an SEC-registered investment adviser with approximately $25 billion under management as of December 31, 2013. Angelo, Gordon focuses on alternative investing across three core strategies, credit, real estate and private equity.  The platform’s strategies currently include, for example, commercial real estate, distressed credit and investments by the residential and consumer debt team in RMBS and ABS securities.

Pursuant to the terms of our management agreement with AG REIT Management LLC, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of our Angelo, Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Market and interest rate trends

Residential market opportunities

Inclusive of distressed sales, home prices nationwide increased by 11 percent on a year-over-year basis in December 2013 as compared with December 2012. This change represents the 22nd consecutive monthly increase in home prices nationally. The housing market continues to show further signs of stabilization and recovery and the ongoing growth of single-family real estate owned, or REO, to rental programs continues to provide a floor to housing prices.  U.S. government and central bank actions, such as government sponsored enterprise mortgage-backed securities purchases, the Home Affordable Refinance Program, and Home Affordable Modification Program, were designed to lower mortgage rates and have helped stabilize home values and restore credit flows in the financial sector and to the broader economy, which has also provided support for the housing recovery.

Over the course of 2013 many borrowers were able to emerge from positions of negative equity in their homes.  While we anticipate mortgage loan delinquencies and resulting credit losses will remain relevant, we believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into both non-Agency and Agency RMBS performance drivers.

In September 2012, the Federal Reserve announced a third round of quantitative easing, known as QE3, pursuant to which it would purchase additional Agency RMBS at a pace of $40 billion per month until further notice. The Federal Reserve also announced that it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new such purchases until the employment rate, among other economic indicators, showed signs of improvement. The Federal Reserve further stated that it would maintain the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which was six months longer than previously announced.

The Federal Reserve Open Market Committee, or the FOMC, meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of Agency RMBS purchases set in September 2012.  The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchases as early as June 2013.  In minutes released on June 25, 2013, the FOMC stated that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%.

The market reaction to the announcement that tapering of QE3 could occur earlier than expected was extremely negative. The rate on ten-year Treasury notes moved sharply higher during the second quarter of 2013.  After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%.  During the course of these events, Agency RMBS underperformed dramatically. The fear of the largest buyer in the market curtailing its participation and support triggered many market participants to sell Agency RMBS. REIT managers also sold assets as durations extended and the mortgage basis widened. The 30-year mortgage rate mirrored the move in the markets, rising from 3.57% at the end of the first quarter to 4.46% as of the end of June. Liquidity in the Agency RMBS market suffered as sellers were plentiful but few market participants elected to add risk during this period. Fixed income benchmark indices also suffered during the months of May 2013 and June 2013, triggering redemptions out of many indexed mutual funds.  Treasury yields and mortgage rates continued their steady rise higher in July, August and the first half of September as the market attempted to price in the full impact of tapering, with ten-year notes closing just below 3% on September 5, 2013.  When the September 18, 2013 FOMC statement failed to deliver the widely anticipated taper, yields immediately dropped and ten-year notes closed the day at 2.69% versus 2.85% the prior day.  The Agency RMBS basis also tightened on this news, as the Federal Reserve would maintain the pace of its monthly purchases despite overall declining origination volumes in the market. On October 30, 2013, the FOMC announced that it would continue reinvesting principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS and U.S. Treasury securities at the current pace indefinitely and provided no additional guidance as to when tapering might begin.

The significant move in benchmark rates during the second quarter had triggered an overall weakening of the fixed income credit markets.  Liquidity evaporated across many segments of the broader mortgage-backed securities market.  Over the course of the third quarter many sectors that had experienced second quarter sell-offs were able to retrace a portion of their price declines, especially after the FOMC statement in September 2013.  On December 18, 2013 Federal Reserve officials announced the beginning of asset purchase tapering, with a $10 billion reduction in their monthly purchases, split evenly between Agency RMBS and Treasury bonds to take effect in January 2014.  Benchmark interest rates drifted higher over the balance of the month, with 10-year Notes closing the year at 3.029%.  The FOMC statement also indicated that its target rate is likely to stay low over the near and medium term.  Most market participants do not expect the FOMC to begin hiking interest rates during 2014. On January 29, 2014, the Federal Reserve announced additional $5 billion reductions to its monthly purchase of both Agency RMBS and Treasury bonds to take effect in February 2014.

Toward the end of 2013 bond prices recovered from the mark-to-market losses experienced during the second and early part of the third quarter and some sectors of the market reached recent highs.  As a testament to the strong technical backdrop in the market, in early December the Dutch State Treasury Agency successfully auctioned off $5.1 billion current face of non-Agency RMBS across 316 CUSIPs.  Market participants expect the balance of the portfolio to be auctioned off early in 2014.  The ABX 06-2 AAA index appreciated several points during the quarter, moving from $72 as of September 30, 2013 to close the year at $74.88.  Likewise the CMBX Series 3 AJ index increased over 5 points in price, moving from $71.875 at the end of the third quarter to $77.00 as of December 31, 2013.

We continue to believe that 2012 marked a bottoming in the U.S. commercial and residential real estate markets. Despite the recent increase in mortgage rates, we remain optimistic about the prospects for home price appreciation through 2014 and beyond. Currently, the U.S. housing market benefits from favorable supply/demand dynamics, historically low mortgage rates, an increase in household formation and an influx of capital into the REO rental strategy. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.  Furthermore, we believe the deep dislocations that occurred in these markets may result in an “over-correction” in pricing, creating a potential opportunity for us to capitalize on these market dislocations.  As we look ahead, we believe further opportunities will arise from the evolution of the housing finance market.

The market movements outlined above have had a meaningful impact on our existing portfolio and may also have a significant impact on our operating results going forward.  We believe current market dynamics may impact the availability and cost of financing.  Furthermore, we may elect to apply a more dynamic hedging policy than we historically have employed, the cost of which may impact our earnings going forward.  We expect that overall market conditions will continue to impact our operating results and will cause us to adjust our investment, financing and hedging strategies over time as new opportunities emerge and risk profiles of our business change.

Recent government activity

The reform of Fannie Mae, Freddie Mac and Ginnie Mae remained a prominent issue throughout 2013, and we expect debate and discussion on the topic to continue throughout 2014. The Federal Housing Finance Authority, or FHFA, and both houses of Congress are each working on separate measures aimed at dramatically restructuring the operations of Fannie Mae and Freddie Mac. It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects of would be.

On October 4, 2012, the FHFA released a white paper entitled “Building a New Infrastructure for the Secondary Mortgage Market,” or the “FHFA White Paper.” This release follows up on the FHFA's February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new common securitization platform for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

The FHFA White Paper proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals. The first goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

On November 25, 2013, the FHFA issued a progress report with regards to the goals set forth in the FHFA White Paper and the Strategic Plan for Enterprise Conservatorships. The report stated that significant progress had been made on the development and testing of a common securitization platform for Fannie Mae and Freddie Mac and that both entities had contracted the less liquid portions of their portfolios. Despite this progress, the report conceded that significant impediments to the full realization of the FHFA’s stated goals remain. If such goals are achieved, it is unclear what the effects might be.

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, or the “Corker Warner Bill,” into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions: (i) the establishment of the Federal Mortgage Insurance Corporation, or the “FMIC;” (ii) the creation of a Mortgage Insurance Fund, or the “Fund;” and (iii) the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation, or FDIC, in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The FHFA would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. The Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

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

On July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act, or “PATH,” a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility whose mission would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration, or FHA, narrowing its mission to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Our target assets include Agency RMBS, Non-Agency RMBS, ABS, CMBS, commercial and residential loans and other real estate-related assets. Following our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. We believe that yields and net interest spreads on securities that are currently available for investment are generally lower than what we have historically realized in our portfolio. Our goal for much of 2013, and looking forward to 2014, centers around deploying an increasing portion of our capital into attractive credit investments, including residential and commercial real estate whole loans.

As of December 31, 2013, the fair value of our investment portfolio on a GAAP basis consisted of 70.6% Agency RMBS, 24.6% Non-Agency RMBS, 2.1% ABS and 2.7% CMBS.  This compares with 2012, when the fair value of our investment portfolio on a GAAP basis consisted of 83.4% Agency RMBS, 12.5% Non-Agency RMBS, 0.7% ABS, 3.3% CMBS, and 0.1% commercial mortgage loans.

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

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. As of December 31, 2013 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.42 to 1 and 4.10 to 1, respectively, which reflect our current mix of Agency RMBS, Non-Agency RMBS, and other real estate related assets. As of December 31, 2012 our non-GAAP and GAAP debt-to-equity leverage ratios were 5.26 to1 and 4.91 to 1, respectively.

We finance our investments in real estate securities primarily through short-term borrowings structured as repurchase agreements. As of December 31, 2013 and December 31, 2012, we had entered into master repurchase agreements, or MRAs, with 30 counterparties, under which we had borrowed an aggregate $2.9 billion and $3.9 billion from 24 and 29 counterparties, respectively. As of December 31, 2013, the borrowings under repurchase agreements had maturities between January 2, 2014 and May 29, 2014, and as of December 31, 2012, the borrowings under repurchase agreements had maturities between January 2, 2013 and June 17, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate swaptions in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2013, we had entered into $2.1 billion notional of interest rate swaps that have variable maturities between January 23, 2016 and December 20, 2028 and $115.0 net notional of interest rate swaptions with maturities of June 12, 2014.  As of December 31, 2012 we had entered into $2.2 billion net notional of interest rate swaps that have variable maturities between July 14, 2014 and September 6, 2022.  We did not have interest rate swaptions as of December 31, 2012.

We also sell short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates.  As of December 31, 2013, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements, which are accounted for as securities borrowing transactions, with fair values of $27.5 million. As of December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 6.6 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $27.5 million.  As of December 31, 2013, the reverse repurchase agreements had a weighted average maturity of January 3, 2014. We had no short positions in U.S. Treasury securities as of December 31, 2012.

Risk management strategy

Our overall portfolio strategy is designed to generate attractive returns through various phases of the economic cycle. We believe that our broad approach within the real estate market, which considers all major categories of real estate assets, allows us to invest in a variety of attractive investment opportunities and help insulate our portfolio from some of the risks that arise from investing in a single collateral type. We believe that Angelo, Gordon has a strong reputation for risk management and compliance. Angelo, Gordon’s investment philosophy combines in-depth research, a conservative valuation approach and diversification to achieve investment returns.

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

•
Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities (prime conforming, jumbo, Alt-A, senior short duration and subprime) and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our mortgage portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified mortgage portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns more resistant to changes in the interest rate and consumer credit environment.

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

•
Limiting exposure to single event. Our Manager attempts to reduce our exposure to a single adverse occurrence. These types of idiosyncratic risks, if too large and unmanaged, can result in large swings in profitability and can have a significant negative impact on the creditworthiness of the issuer.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to extend risk taking capacity during periods of changing market fundamentals.

Our investments

Our target asset classes

As noted above, as of December 31, 2013, the fair value of our investment portfolio on a GAAP basis comprised 70.6% of Agency RMBS, 24.6% of Non-Agency RMBS, 2.1% of ABS and 2.7% in CMBS. We expect our portfolio, over time, will include a more significant portion of credit assets, including non-Agency RMBS as well as residential and commercial whole loans. We have the discretion to invest in these and other target assets (as described below).

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

Investment policies

Investment guidelines

We comply with investment policies and procedures and investment guidelines that are approved by our board of directors and implemented by our Manager. Our Chief Investment Officer reports on our investment portfolio at each regularly scheduled meeting of our board of directors. Our independent directors do not review or approve individual investment, leverage or hedging decisions made by our Manager.

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

Distribution policy

We have paid the following common dividends:

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

We intend to continue to make regular quarterly distributions to holders of our common stock. We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. Distributions to our stockholders are generally taxable to our stockholders as ordinary income, although a portion of our distributions may be designated by us as capital gain or qualified dividend income or may constitute a return of capital.  For the years ended December 31, 2013 and December 31, 2012, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2014 and 2013, respectively. In conjunction with this, we accrued an excise tax of $1.5 million and $1.7 million in 2013 and 2012, respectively, which is included in the excise tax line item on the accompanying consolidated statements of operations in Item 8.

We have paid the following preferred dividends:

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

2012
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	$0.44

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon investment professionals provides competitive advantages to us. Angelo, Gordon has over 110 investment professionals across its lines of investment disciplines. Of those, over 60 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team is led by Jonathan Lieberman and has fourteen investment professionals, including portfolio managers, traders, analysts, and statisticians. The senior investment professionals have broad experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. The RMBS team has oversight from Michael Gordon, John Angelo and David Roberts who have an average of over 39 years of investment experience. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

Breadth of Angelo, Gordon’s experience

Although our core investment strategy is focused on RMBS, Angelo, Gordon’s expertise in related investment disciplines such as residential and consumer debt, commercial real estate debt, commercial real estate, net lease real estate, distressed credit, leveraged loans and private equity provides our Manager with both (i) valuable investment insights to our RMBS investment selection and strategy and (ii) flexibility to invest in target assets other than RMBS opportunistically as market conditions warrant. As market conditions change and new opportunities are created that are consistent with our strategy and are structurally appropriate for us, we believe Angelo, Gordon’s extensive experience can assist our Manager in moving quickly to take advantage of those opportunities on our behalf.

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

As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, any income earned by a domestic taxable REIT subsidiary, or TRS, such as AG MIT II, LLC, AG MITT RMAT 2013, LLC, and AG MITT RMAT 2013 II, LLC, will be subject to corporate income taxation.

Investment Company Act exemption

We conduct our operations so that we and each of our subsidiaries maintain an exemption from the Investment Company Act.  We conduct our operations such that we meet the 40% test set forth in Section 3(a)(1)(C) of the Investment Company Act.  This test requires us to ensure that no more than 40% of our assets are “investment securities.”  “Investment securities” do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called “private investment company” exemptions).

We generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act (and thus our investment in these subsidiaries is a “good asset” for our 40% test). Section 3(c)(5)(C) exempts from the definition of “investment company” entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

Restrictions on ownership and transfer of shares

Our charter, subject to certain exceptions, prohibits any person from directly or indirectly owning (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock, or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock.  We refer to those limitations in this report collectively as the share ownership limits. Our charter also prohibits any person from directly or indirectly owning shares of any class of our stock if such ownership would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.

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

Staffing

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo, Gordon or its affiliates. We have no employees. Angelo, Gordon has over 300 employees.

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

We invest primarily in RMBS, as well as other assets such as ABS, CMBS and mortgage loans. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. We could realize losses if these investments were sold. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments.

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

Our profitability depends, in part, on our ability to acquire our targeted investments at favorable prices. We compete with other mortgage REITs, specialty finance companies, private funds, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies, governmental sponsored entities and other entities. These other entities increase competition for the available supply of mortgage assets suitable for purchase. Many of our anticipated competitors are significantly larger than we are and have stronger balance sheets and access to greater capital and other resources than we have and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Competition may result in fewer available investments, higher prices, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could materially and adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives, including our objective to achieve positive financial results including specified levels of distributions to our stockholders. Failure to accomplish any of the foregoing would materially and adversely affect us.

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

Risks related to U.S. government programs

The Federal Reserve’s recent announcement that it would reduce its monthly purchases pursuant to QE3 could impact the market for and value of the Agency RMBS in which we invest as well as our net asset value and net interest margin.

On September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. In December 2012, the Federal Reserve announced that it would begin buying $45 billion of long-term Treasury bonds each month. On December 18, 2013, the Federal Reserve announced that it would reduce its purchases of Agency RMBS by $5 billion per month and reduce its purchases of Treasury bonds by $5 billion per month.  On January 29, 2014, the Federal Reserve announced additional $5 billion reductions to its monthly purchase of both Agency RMBS and Treasury bonds effective in February 2014.

On February 11, 2014 the new Federal Reserve Chair Janet Yellen delivered her first Humphrey-Hawkins testimony.  Her comments were largely perceived to be in-line with the consensus view that has dictated the Federal Reserve’s recent policy.  Though she acknowledged the weak nature of several pieces of recent economic data, noting that the particularly harsh winter has negatively impacted growth, all indications are for tapering to remain on track.

The immediate effect of the announcement of QE3 was an increase in Agency RMBS prices. Since the initial price spike, prices for all securities have receded below the price levels that existed before the announcement of QE3. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of the Agency RMBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

Adoption of the Basel III standards could negatively affect our access to future financings.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010.  U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, including the Supplementary Leverage Ratio imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

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

In 2008 in response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, or the FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S.  Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees. The effect of the actions taken by the U.S. Government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It is also possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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

The U.S. government, through the Federal Reserve, the FHA and the FDIC, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or the H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance.

In the State of the Union Address in January 2013, President Obama urged Congress to adopt additional legislation to further assist homeowners, including those whose mortgages exceed the value of their homes, to refinance their mortgages and reduce the principal and interest payments on their mortgages.  HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Non-Agency RMBS yields and cash flows could particularly be negatively impacted by a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, mortgage-backed securities that we may purchase.

On December 10, 2013, Mel Watt was confirmed as the new Director of FHFA, which may result in new mortgage loan or refinancing programs that could adversely impact market pricing and liquidity for our securities or the securities we target for future purchase.

We are subject to the risk that agencies of and entities sponsored by the U.S. government may not be able to fully satisfy their guarantees of Agency RMBS or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The interest and principal payments we receive on the Agency RMBS in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we may invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the Agency RMBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

As conservator of Fannie Mae and Freddie Mac, the FHFA may disaffirm or repudiate (subject to certain limitations for qualified financial contracts) contracts that Freddie Mac or Fannie Mae entered into prior to FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The Housing and Economic Recovery Act of 2008, or HERA, requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to FHFA’s appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by the FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If FHFA were to transfer Freddie Mac or Fannie Mae’s guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.

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

Subject to market conditions and availability, we may further increase our debt in the future. We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. Although we are not required to maintain any particular leverage ratio, the amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing agreements, even if we are current in payments on borrowings under those agreements and/or (iii) the loss of some or all of our assets to foreclosure or sale;

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposure relates to the yield on our investments and the financing cost of our debt, as well as any interest rate derivatives that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income will result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact the ability of borrowers to refinance or modify loans and/or to sell real estate assets owned.  Such change could negatively impact the value of our investments.

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

We depend, and may in the future depend, on repurchase agreement financing to acquire RMBS, ABS and CMBS, and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

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

Our ability to fund our purchases of RMBS, ABS and CMBS may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements represent commitments of capital, lenders may respond to market conditions by making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide dual financing.

If major market participants exit the repurchase agreement financing business, the value of our RMBS, ABS and CMBS could be negatively impacted, thus reducing net stockholders’ equity, or book value. Furthermore, if many of our lenders or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our RMBS, ABS and CMBS assets at an inopportune time when prices are depressed.

In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

Moreover, the amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuations of the RMBS, ABS and CMBS that secure the outstanding borrowings. If we are unable to access or maintain financing for our RMBS and other assets, it could have a material adverse effect on our results of operations, financial condition, business and liquidity.

Our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.

As of December 31, 2013 and December 31, 2012, we had entered into MRAs, with 30 counterparties, under which we had borrowed an aggregate $2.9 billion and $3.9 billion, respectively, from 24 and 29 counterparties, respectively, on a GAAP basis. As of December 31, 2013, the borrowings under repurchase agreements had maturities between January 2, 2014 and May 29, 2014, and as of December 31, 2012, the borrowings under repurchase agreements had maturities between January 2, 2013 and June 17, 2013. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.

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

In the event non-recourse long-term financing structures become available to us in the future, our inability to enter into such structures may expose us to risks which could result in losses to us.

Under current market conditions, non-recourse long-term financing for our investments is not widely available, but we may utilize these financing structures if and when they become available. In such structures, our lenders typically would not have a general claim against us as an entity, as opposed to the assets themselves. We also may finance our investments on a long-term basis through issuances of equity and non-collateralized debt in the capital markets or otherwise, to the extent such financing is available. Prior to any such financing, we may seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets, including the current volatility in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). At December 31, 2013, we had greater than 5% stockholders’ equity at risk with each of three repurchase agreement counterparties: Credit Suisse, Merrill Lynch, Pierce, Fenner & Smith and Wells Fargo Bank, N.A.

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

Our borrowings or future borrowings under repurchase agreements for our RMBS, ABS and CMBS may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender party to such agreement files for bankruptcy. Therefore, our use of repurchase agreements to finance our investments exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Our rights under our repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements, which may allow our lenders to repudiate our repurchase agreements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the pledged collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as that of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We use repurchase agreements to finance our acquisition of RMBS, ABS and CMBS. If the market value of the RMBS, ABS and CMBS pledged or sold by us to a counterparty declines, we may be required by the counterparty to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds or unpledged liquid investments available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, counterparties can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

Further, counterparties may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

Our hedging activities, which are intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, it may be impossible to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to increased risk of loss.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open hedging positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging instruments may not be traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument lengthens during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they may not be traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be few or no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to replace the affected hedging instruments, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. No assurance can be given that a liquid secondary market will exist for derivative instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate caps and swaps, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Risks related to our investments

Difficult conditions in the residential real estate market may cause us to experience market losses related to our holdings.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and the strength of the recovery in the real estate market have contributed to increased volatility and diminished expectations for the economy and markets. The residential and commercial mortgage markets have been severely affected by changes in the lending landscape and there is no assurance that these conditions have permanently stabilized or that they will not worsen in the future. The severity of limited liquidity was largely unanticipated by the markets, and access to mortgages was and in many cases continues to be substantially limited. This has impacted new demand for homes, which has compressed the home ownership rate and may weigh heavily on future home price performance.  Furthermore, there is a strong correlation between home price appreciation and mortgage loan delinquencies.  Delinquency rates may impact the performance of the credit securities we hold in our portfolio.

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

Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;
•	the potential for uninsured or under-insured property losses; and
•	the availability of refinancing.

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

The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own may materially and adversely affect us.

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

Increases in interest rates may negatively affect the market value of our assets. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with GAAP, we are required to reduce the book value of our investments by the amount of any decrease in their fair value. We are thereby required to evaluate our assets on at least a quarterly basis to determine their fair value, by primarily using third-party pricing services and broker-dealer quotes. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security on which we have not made a mark to market election is other-than-temporarily impaired, and we do not intend to sell and it is not more likely than not that we will be required to sell the security, we would reduce the value of such security on our balance sheet by recording an impairment charge in our statement of operations.

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

The value of our investment portfolio may be affected by prepayment rates on mortgage loans. Many loans do not contain any restrictions on borrowers’ abilities to prepay their residential mortgage loans and therefore the expected weighted average life of Agency RMBS is generally much shorter than would be implied by their stated contractual maturities. Interest only Agency RMBS only entitle the holder to interest payments. Therefore, the yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages.

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

We expect generally that any securities we purchase will be in connection with privately-negotiated transactions that will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933, as amended, or the Securities Act, if the obligors agree to do so, or will be able to sell the securities only under Rule 144 or other rules under the Securities Act which permit only limited sales under specified conditions. Moreover, turbulent market conditions, such as those experienced over the last several years and as recently as the spring and summer of 2013, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically exhibit more volatility in price behavior, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value maintained for it in our records. Furthermore, we may face other restrictions on our ability to liquidate an investment in an entity to the extent that we have or could be attributed with material non-public information regarding such entity.

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

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. A weakening economy and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investments with them in the event of a default on a particular investment because the value of any collateral may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. In addition, under such conditions, our access to capital will generally be more limited, if available at all, and more expensive. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

To a large extent, our Manager’s determination of the fair value of our investments depends on inputs provided by third-party dealers and pricing services. Valuations of certain securities in which we invest are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our investments in residential and commercial whole loans are difficult to value and are dependent upon the ability to finance, refinance and securitize such investments. The inability to do so could materially and adversely affect our liquidity and earnings and limit the cash available for distribution to our stockholders.

Our investments may include investments in re-performing loans, or RPLs, or non-performing loans, or NPLs. RPLs are loans on which a borrower was previously delinquent but has resumed repaying.  Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings.  Investments in NPLs and sub-performing loans may involve workout negotiations, restructuring and the possibility of foreclosure.  These processes may be lengthy and expensive.  If loans become real estate owned, or REO, servicing companies will have to manage these properties and may not be able to sell them.  See “Our ability to sell REO on terms acceptable to us or at all may be limited.”

We may seek to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, many mortgage lenders have adjusted their loan programs and underwriting standards to be more conservative, which has reduced the availability of mortgage credit to prospective borrowers. This has resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. The decline in housing prices may also result in higher loan-to-value ratios and leave borrowers with insufficient equity in their homes to permit them to refinance. To the extent prevailing mortgage interest rates rise from their current low levels, these risks would be exacerbated. The effect of the above would likely serve to make refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Our ability to sell REO on terms acceptable to us or at all may be limited.

REO assets are illiquid relative to other assets we may own. Furthermore, the real estate market is affected by many factors that are beyond our control, such as general economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any REO assets for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an REO asset.  In certain circumstances, we may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct defects or make improvements. As a result, our ownership of REOs could materially and adversely affect our liquidity, earnings and cash available for distribution to our stockholders.

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

Some of the analytical models used by our Manager, such as mortgage prepayment models, mortgage default models, and models providing risk sensitivities and duration output, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. Incorrect sensitivities and duration output may lead to an unsound hedging strategy. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if the input of market data is correct, “model prices” often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Risks associated with our management and relationship with our Manager and its affiliates

We are dependent upon our Manager, its affiliates and their key personnel and may not find a suitable replacement if the management agreement with our Manager is terminated or such key personnel are no longer available to us, which would materially and adversely affect us.

In accordance with our management agreement, we are externally managed and advised by our Manager, and all of our officers are employees of Angelo, Gordon or its affiliates. We have no separate facilities and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager, now or in the future, including other Angelo, Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies. Furthermore, our Manager has the sole discretion to hire and fire employees, and our board of directors and stockholders have no authority over the individual employees of our Manager, although our board of directors does have authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. In addition, the management agreement does not require our Manager to dedicate specific personnel to us or to require personnel servicing our business to allocate a specific amount of time to us. The failure of any of our Manager’s key personnel to service our business with the requisite time and dedication, or the departure of such personnel from our Manager, or the failure of our Manager to attract and retain key personnel, would materially and adversely affect our ability to execute our business plan. Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of Angelo, Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third parties.

All of our officers and our non-independent directors are employees of Angelo, Gordon or its affiliates. The management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party and the terms, including the fees payable to our Manager, may not be as favorable to us. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

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

Our Manager and Angelo, Gordon and their employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, Angelo, Gordon, either for its own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees may also invest in other entities managed by other managers which are eligible to purchase target assets. Angelo, Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). Angelo, Gordon and its affiliates may at certain times simultaneously seek to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another Angelo, Gordon client or affiliate is already invested or has co-invested. We have not adopted any policy which would allow us to, or prohibit us from, buying or otherwise obtaining assets from any Angelo, Gordon client or selling or transferring any assets to such clients.

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

The management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio because it is based on our Stockholders’ Equity, adjusted for certain non-cash and other items, and not on our performance.

Our Manager is entitled to receive a management fee that is based on our Stockholders’ Equity, adjusted for certain non-cash and other items as further discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, at the end of each quarter. Accordingly, the possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager’s entitlement to such significant non-performance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to make distributions to our stockholders and the market price of our common stock. The compensation payable to our Manager will increase as a result of any future issuances of our equity securities, even if the issuances are dilutive to existing stockholders.

Termination of our management agreement would be costly and, in certain cases, not permitted.

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually, and following the initial term ending June 30, 2014, the management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

In prior years our Manager has waived its right to certain reimbursements pursuant to the management agreement. If our Manager decides in the future not to grant such waiver, our operating expenses would increase.

We are required to reimburse our Manager for operating expenses related to the Company that are incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. For the years ended December 31, 2013, December 31, 2012 and the period ended December 31, 2011, the Manager had incurred approximately $6.5 million, $4.4 million, and $1.9 million respectively, of reimbursable expenses. The Company has expensed into Other operating expenses $6.5 million and $2.2 million during the years ended December 31, 2013 and December 31, 2012, respectively, and $0.0 million for the period ended December 31, 2011. The Manager did not waive any expense reimbursements for the year ended December 31, 2013. The Manager waived its right to receive expense reimbursements of $2.2 million and $1.9 million for the year ended December 31, 2012 and the period ended December 31, 2011, respectively. As such, our Other operating expenses for the year ended December 31, 2012 and the period ended December 31, 2011 were lower than they otherwise would have been, had our Manager not waived its right to certain reimbursements. If our Manager decides in the future not to grant such waiver, our operating expenses would increase and such increase may be substantial.

Risks related to our organization and structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We conduct our operations so that we and each of our subsidiaries maintain an exemption from the Investment Company Act.  We conduct our operations such that we meet the 40% test set forth in Section 3(a)(1)(C) of the Investment Company Act.  This test requires us to ensure that no more than 40% of our assets are “investment securities.”  “Investment securities” do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called “private investment company” exemptions).

We generally conduct our wholly owned or majority-owned subsidiaries’ (including AG MIT, LLC’s) operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act (and thus our investment in these subsidiaries is a “good asset” for our 40% test). Section 3(c)(5)(C) exempts from the definition of “investment company” entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in “qualifying assets” and at least another 25% in additional qualifying assets or in “real estate-related” assets (with no more than 20% comprised of miscellaneous assets).

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. For example, in August 2011 the SEC issued a concept release seeking, among other things, comments on the SEC’s staff’s historical interpretive positions concerning the application of Section 3(c)(5)(C). In that release the SEC requested comments about how Section 3(c)(5)(C) is interpreted by, and affects investors in, REITs, whether the SEC should take action to provide greater clarity, consistency or regulatory certainty regarding the application of Section 3(c)(5)(C) and whether it would be advisable for the SEC to engage in rulemaking with regard to Section 3(c)(5)(C) (such as by defining terms or establishing a safe harbor), to issue an interpretive release concerning the application of Section 3(c)(5)(C) to REITs, to provide exemptive relief or to engage in no further action at this time. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could inhibit our ability to pursue the investment strategy we have chosen.

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

Failure to maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (and in some cases the fund's directors) to be regulated as “commodity pool operators,” or CPOs. Under new rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association, or NFA. Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, and may include interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or our operations to be a commodity pool as to which CPO registration or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including its anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the conditions in the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT for four taxable years following the year in which we failed to qualify.

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

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate, and may be subject to state and local income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Code and to avoid paying corporate income tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code.

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

As a result, to the extent such income is not recognized within a domestic TRS, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. Moreover, if our only feasible alternative were to make a taxable distribution of our shares to comply with the REIT distribution requirements for any taxable year and the value of our shares was not sufficient at such time to make a distribution to our stockholders in an amount at least equal to the minimum amount required to comply with such REIT distribution requirements, we would generally fail to qualify as a REIT for such taxable year and would be precluded from being taxed as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

Our ability to invest in distressed debt may be limited by our intention to maintain our qualification as a REIT, and our investments in distressed residential mortgage loans may affect our ability to qualify as a REIT.

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

Additionally, Revenue Procedure 2011-16 states that the IRS will treat distressed debt secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (i) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (ii) the face amount of the debt (and not the purchase price or current value of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt that is secured by real property and other property may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of such distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value.

As noted above, the applicable Treasury Regulations require the apportionment of interest for purposes of the 75% gross income test only if the mortgage loan in question is secured by both real property and other property.  We expect that all or most of the distressed residential mortgage loans that we acquire will be secured only by real property and no other property value will be taken into account in our underwriting process. Accordingly, we do not anticipate regularly investing in residential mortgage loans to which the interest apportionment rules described above would apply, but we may acquire commercial mortgage loans to which the interest apportionment rules may apply. If the IRS were to assert successfully that our distressed residential mortgage loans were secured by property other than real property, then a significant portion of our interest income from any distressed residential mortgage loans we own would be treated as nonqualifying income for the 75% gross income test, which could cause us to fail to satisfy that test.  If we did not satisfy the 75% gross income test, we could lose our REIT qualification or be required to pay a penalty to the IRS.

Accordingly, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT, and our investments in distressed residential mortgage loans could affect our ability to qualify as a REIT.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize loans in a manner that was treated as a sale of the loans, if we frequently buy and sell securities or open and close TBA contracts that is treated as dealer activity with respect to such securities or contracts for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

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

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign TRS.

We have elected to treat AG MITT International, LLC, which is domiciled in Anguilla, as a TRS, and we may acquire or form other foreign TRSs in the future. We will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in any foreign TRS.  Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.

If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts that entity would have available to distribute to us and pay its creditors.

There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that AG MITT International, LLC and any other foreign TRS we form or acquire in the future will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that those entities would have available to distribute to us and to pay to their creditors.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.

Plans should consider Employee Retirement Income Security Act, or ERISA, risks of investing in our common stock.

Investment in our common stock may not be appropriate for a pension, profit-sharing, employee benefit, or retirement plan, considering the plan’s particular circumstances, under the fiduciary standards of ERISA, or other applicable similar laws including standards with respect to prudence, diversification and delegation of control and the prohibited transaction provisions of ERISA, the Code and any applicable similar laws.

ERISA and Section 4975 of the Code prohibit certain transactions that involve (i) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and (ii) any person who is a “party in interest” or “disqualified person” with respect to such plan. Consequently, the fiduciary of a plan contemplating an investment in our common stock should consider whether its company, any other person associated with the issuance of its common stock or any affiliate of the foregoing is or may become a “party in interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable.

ERISA may limit our ability to attract capital from Benefit Plan Investors.

It is unlikely that we will qualify as an operating company for purposes of ERISA. Consequently, in order to avoid our assets being deemed to include so-called “plan assets” under ERISA, we will initially limit equity ownership in us by Benefit Plan Investors to less than 25% of the value of each class or series of capital stock issued by us and to prohibit transfers of our common stock to Benefit Plan Investors. Our charter prohibits Benefit Plan Investors from holding any interest in any shares of our capital stock that are not publicly traded. These restrictions on investments in us by Benefit Plan Investors (and certain similar investors) may adversely affect the ability of our stockholders to transfer their shares of our common stock and our ability to attract private equity capital in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of February 7, 2014, there were 28,380,629 shares of common stock outstanding and approximately 57 registered holders of our common stock. The 57 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2013	High	Low
First Quarter	$26.72	$23.85
Second Quarter	$25.87	$17.97
Third Quarter	$18.77	$15.72
Fourth Quarter	$17.59	$15.15

2012	High	Low
First Quarter	$20.27	$18.79
Second Quarter	$21.49	$19.21
Third Quarter	$24.31	$21.17
Fourth Quarter	$25.04	$21.70

	Common Dividends
	Declared per Share
Record Date	Amount	Date of Payment
March 18, 2013	$0.80	April 26, 2013
June 18, 2013	$0.80	July 26, 2013
September 19, 2013	$0.60	October 28, 2013
December 18, 2013	$0.60	January 27, 2014

March 30, 2012	$0.70	April 27, 2012
June 29, 2012	$0.70	July 27, 2012
September 18, 2012	$0.77	October 26, 2012
December 18, 2012	$0.80	January 28, 2013

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

Recent sales of unregistered securities

For the years ended December 31, 2013 and December 31, 2012, the Company issued 216,351 shares of common stock upon the exercise of 634,500 outstanding warrants and 411,452 shares of common stock upon the exercise of 1,563,000 outstanding warrants, respectively, to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.  The warrants had been received by the holders in connection with the Company’s initial public offering that closed on July 6, 2011. The Company did not issue any shares of common stock upon the exercise of warrants for the period ended December 31, 2011.

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

The following table presents certain information about our equity incentive plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	216,938
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	216,938

The following table presents certain information about our equity incentive plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	224,002
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	224,002

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from January 1, 2013 to the NYSE closing price per share on December 31, 2013 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends.

Source: Bloomberg.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below at December 31, 2013, December 31, 2012 and December 31, 2011 and for the years ended December 31, 2013 and December 31, 2012 and for the period from March 7, 2011 (date of inception) to December 31, 2011 has been derived from the Company’s audited consolidated financial statements.

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

	December 31, 2013	December 31, 2012	December 31, 2011
Balance Sheet Data:
Real estate securities, at fair value:
Agency - $2,242,322,869, $3,536,876,135, and $1,186,149,842 pledged as collateral, respectively	$2,423,002,768	$3,785,867,151	$1,263,214,099
Non-Agency - $844,217,568, $529,455,020 and $47,227,005 pledged as collateral, respectively	844,217,568	568,858,645	58,787,051
ABS - $71,344,784, $33,937,097 and $4,526,620 pledged as collateral, respectively	71,344,784	33,937,097	4,526,620
CMBS - $93,251,470, $148,307,262 and $2,747,080 pledged as collateral, respectively	93,251,470	148,365,887	13,537,851
Commercial loans receivable, at fair value	-	2,500,000	-
Investment in affiliates	16,411,314	-	-
Cash and cash equivalents	86,190,011	149,594,782	35,851,249
Receivable on unsettled trades - $0 , $99,664,974 and $0 pledged as collateral, respectively	-	96,310,999	-
Derivative assets, at fair value	55,060,075	-	1,428,595
Total assets	3,684,706,374	4,855,268,512	1,394,205,951
Repurchase agreements	2,891,634,416	3,911,419,818	1,150,149,407
Payable on unsettled trades	-	84,658,035	18,759,200
Derivative liabilities, at fair value	2,206,289	36,375,947	9,569,643
Dividend payable	17,020,893	18,540,667	7,011,171
Stockholders' equity	704,430,734	794,621,781	206,283,920

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from March 7, 2011 to December 31, 2011
Statement of Operations Data:

Net Interest Income
Interest income	$151,000,673	$96,376,692	18,748,669
Interest expense	25,553,273	15,010,444	1,696,344
	125,447,400	81,366,248	17,052,325

Other Income
Net realized gain/(loss)	(123,861,859)	29,537,240	3,701,392
Income/(loss) from linked transactions, net	13,877,620	20,014,654	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(27,912,227)	(9,962,125)	(2,162,290)
Unrealized gain/(loss) on real estate securities and loans, net	(84,195,306)	52,071,455	11,040,692
Unrealized gain/(loss) on derivative and other instruments, net	89,112,320	(24,086,526)	(6,491,430)
	(132,979,452)	67,574,698	5,279,800

Expenses
Management fee to affiliate	10,688,725	6,413,443	1,512,898
Other operating expenses	10,844,988	5,443,059	1,566,642
Equity based compensation to affiliate	251,447	400,200	176,165
Excise tax	1,483,630	1,748,327	105,724
	23,268,790	14,005,029	3,361,429

Income/(loss) before income taxes and equity in earnings from affiliate	(30,800,842)	134,935,917	18,970,696
Income taxes	(3,041,616)	-	-
Equity in earnings from affiliate	2,263,822	-	-
Net Income/(Loss)	(31,578,636)	134,935,917	18,970,696

Dividends on preferred stock	13,469,416	4,137,010	-

Net Income/(Loss) Available to Common Stockholders	$(45,048,052)	$130,798,907	$18,970,696

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(1.61)	$7.20	$3.20
Diluted	$(1.61)	$7.18	$3.20

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

We are currently primarily invested in RMBS, for which a U.S. government agency such as Ginnie Mae, or a federally-chartered corporation such as Fannie Mae, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and may include CMOs. We also are currently invested in Non-Agency RMBS, ABS, CMBS and other real estate-related assets. We expect our portfolio will continue to, over time, include a more significant portion of credit assets, including non-Agency RMBS (i.e. RMBS not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity), as well as commercial and residential whole loans. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, ABS and  CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities.  We have also invested in commercial mortgage loans. We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

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

Recent developments

In January 2014, the Company closed on a $10 million commercial real estate investment secured by a hotel property.  The investment bears current interest at LIBOR+12.25% as well as additional fees associated with closing and pay off.

On February 18, 2014, AG MIT WFB1 2014 LLC, or AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”) with Wells Fargo Bank, National Association, (“Wells Fargo”) to finance AG MIT WFB1’s acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of  residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million.  At the request of AG MIT WFB1, Wells Fargo may grant a one year extension of the facility termination date.

The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT WFB1 to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

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

Market conditions

We believe that 2012 marked a bottoming in the U.S. commercial and residential real estate markets.  The actions taken by the U.S. government, the Federal Reserve and other governmental and regulatory bodies to address the financial crisis, specifically QE3, exacerbated the shortage of high quality assets in the market place, leading to stronger interest in credit assets over the last several years.  As we look ahead to 2014 we believe further opportunities will arise from the evolution of the housing finance market.  We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, ABS, CMBS, other real estate-related assets. For the period from our IPO to December 31, 2011, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS, CMBS and mortgage loan assets for our investment portfolio.

In 2012, we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform.  In particular, subsequent to the announcement of QE3 by the Federal Reserve in September 2012, we elected to minimize additional investments in Agency RMBS.   Throughout the first part of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment.  During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We have since then reduced our hedging activity and rotated into shorter duration Agency RMBS.  We will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

We finance our investments in real estate securities primarily through short-term borrowings structured as repurchase agreements. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate swaptions in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

As discussed further in the Critical Accounting Policies section below, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout Item 7 where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have shown the repurchase agreements inclusive of those treated as linked transactions for GAAP along with reconciliation to GAAP. The presentation inclusive of linked transactions is consistent with how the Company’s management evaluates the s business, and the Company believes this presentation provides the most accurate depiction its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of December 31, 2013:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$435,843,408	$448,753,294	$(1,153,462)	$447,599,832	3.13%	5.23
20 Year Fixed Rate	142,296,219	149,612,863	(2,555,617)	147,057,246	3.73%	7.15
30 Year Fixed Rate	1,191,781,474	1,260,313,424	(30,808,677)	1,229,504,747	4.03%	9.87
ARM	466,047,819	464,464,391	(2,676,996)	461,787,395	2.43%	5.99
Interest Only	736,263,003	134,737,439	2,316,109	137,053,548	4.92%	4.21
Credit Investments:
Non-Agency RMBS
Prime	346,425,724	292,304,133	8,054,140	300,358,273	5.29%	7.29
Alt A	430,704,396	363,930,844	1,523,499	365,454,343	4.18%	7.77
Subprime	259,658,751	225,028,604	11,799,226	236,827,830	2.21%	5.76
Senior Short Duration	183,927,750	181,924,138	182,106	182,106,244	3.85%	1.96
ABS	71,326,847	71,011,190	333,594	71,344,784	3.82%	1.56
CMBS	122,698,774	118,175,243	483,720	118,658,963	4.21%	3.61
Interest Only	52,357,700	6,562,876	(238,141)	6,324,735	1.85%	4.29
Total: Non-GAAP Basis - Including Linked Transactions	$4,439,331,865	$3,716,818,439	$(12,740,499)	$3,704,077,940	3.89%	6.64

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	5.14

Total: GAAP Basis	$4,147,597,794	$3,452,583,372	$(20,766,782)	$3,431,816,590	3.94%	6.74

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities to securities on a GAAP basis as of December 31, 2012:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$1,177,320,487	$1,224,242,576	$23,967,620	$1,248,210,196	2.97%	4.90
20 Year Fixed Rate	137,858,353	144,555,156	3,569,538	148,124,694	3.68%	6.29
30 Year Fixed Rate	1,998,807,425	2,114,981,215	28,756,880	2,143,738,095	3.63%	8.38
ARM	36,228,319	37,813,033	362,721	38,175,754	2.96%	5.84
Interest Only	972,543,812	209,201,756	(1,583,344)	207,618,412	6.00%	4.30
Credit Investments:
Non-Agency RMBS
Prime	343,667,265	308,778,515	8,310,955	317,089,470	5.92%	6.94
Alt A	266,682,236	253,992,069	1,593,077	255,585,146	5.26%	7.23
Subprime	337,690,250	267,584,534	3,381,693	270,966,227	2.69%	7.30
Senior Short Duration	22,143,399	22,143,398	233,399	22,376,797	5.92%	2.32
ABS	33,620,881	33,584,592	352,505	33,937,097	5.34%	1.37
CMBS	110,406,946	107,256,568	2,803,346	110,059,914	5.27%	5.14
Interest Only	640,867,674	68,181,748	(445,147)	67,736,601	2.13%	4.06
Total: Non-GAAP Basis - Including Linked Transactions	$6,077,837,047	$4,792,315,160	$71,303,243	$4,863,618,403	3.97%	6.22

Linked Transactions	$349,775,342	$318,449,020	$8,140,603	$326,589,623	4.79%	6.54

Total: GAAP Basis	$5,728,061,705	$4,473,866,140	$63,162,640	$4,537,028,780	3.92%	6.20

(1) Equity residual investments with a zero coupon rate are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities as of December 31, 2013. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon	Weighted Average Life
Pre 2005	127,089,489	113,846,134	7,001,892	120,848,026	2.49%	6.06
2005	270,386,878	235,394,334	(2,225,096)	233,169,238	3.94%	8.06
2006	250,703,776	203,169,355	7,877,484	211,046,839	3.79%	6.29
2007	262,198,572	207,814,481	10,292,385	218,106,866	4.06%	4.57
2008	16,424,000	13,326,547	424,513	13,751,060	7.00%	12.63
2011	31,551,000	31,885,165	(356,756)	31,528,409	6.00%	10.07
2012	163,287,032	115,552,138	(20,393)	115,531,745	4.00%	5.64
2013	345,459,195	337,948,874	(855,885)	337,092,989	4.20%	3.86
Total: Non-GAAP Basis - Including Linked Transactions	$1,467,099,942	$1,258,937,028	$22,138,144	$1,281,075,172	3.95%	5.80

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	5.14

Total: GAAP Basis	$1,175,365,871	$994,701,961	$14,111,861	$1,008,813,822	4.14%	5.96

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities as of December 31, 2012. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Pre 2005	164,801,947	148,316,903	1,409,447	149,726,350	2.85%	6.48
2005	48,349,455	44,916,366	329,651	45,246,017	5.27%	7.81
2006	255,833,241	224,981,511	4,309,805	229,291,316	5.17%	6.30
2007	480,054,457	237,153,595	6,117,605	243,271,200	3.89%	4.85
2008	16,424,000	12,853,155	339,666	13,192,821	7.00%	10.51
2010	11,000,000	11,504,715	(36,492)	11,468,223	5.65%	4.19
2011	39,183,107	39,547,064	7,095	39,554,159	6.24%	8.13
2012	629,926,684	268,815,915	3,753,051	272,568,966	3.06%	4.53
2013	109,505,760	73,432,200	-	73,432,200	3.47%	11.57
Total: Non-GAAP Basis - Including Linked Transactions	$1,755,078,651	$1,061,521,424	$16,229,828	$1,077,751,252	3.79%	5.72

Linked Transactions	$349,775,342	$318,449,020	$8,140,603	$326,589,623	4.79%	6.54

Total: GAAP Basis	$1,405,303,309	$743,072,404	$8,089,225	$751,161,629	3.54%	5.52

(1) Equity residual investments with a zero coupon rate are excluded from this calculation.

The following table presents the fair value of our credit portfolio by credit rating as of December 31, 2013 and December 31, 2012:

Credit Rating - Credit Investments	December 31, 2013 (1)	December 31, 2012 (1)
AAA	$17,905,614	$20,001,842
AA	-	93,989,997
A	234,045,856	144,052,466
BBB	64,922,390	102,423,332
BB	21,640,518	35,729,622
B	115,566,820	81,017,153
Below B	549,745,784	501,038,443
Not Rated	277,248,190	99,498,397
Total: Non-GAAP Basis - Including Linked Transactions	$1,281,075,172	$1,077,751,252

Linked Transactions	$272,261,350	$326,589,623

Total: GAAP Basis	$1,008,813,822	$751,161,629

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

Our Non-Agency RMBS, ABS, CMBS and mortgage loans are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data which may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by our credit reviews.

As mentioned above, our investments have been focused in Agency RMBS given the relative ease of funding and superior liquidity. We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.  Prepayment speeds, as reflected by the CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our Agency RMBS portfolio increase, the related purchase premium amortization increases, thereby reducing the net yield on such assets.

The following table presents the CPR experienced on our Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented.

	Three Months Ended (1) (2)
Agency RMBS	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
15 Year Fixed Rate	8%	11%	13%	11%
20 Year Fixed Rate	5%	10%	8%	8%
30 Year Fixed Rate	6%	12%	7%	7%
ARM	5%	8%	9%	22%
Interest Only	7%	9%	10%	10%
	6%	10%	8%	9%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.
(2) Source: Bloomberg

Securities in an unrealized loss position as of December 31, 2013 have been determined to be temporary.  Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through December 31, 2013 the leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non-Agency RMBS, ABS and CMBS through the use of repurchase agreements.

On April 9, 2012, AG MIT, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract, or the Repurchase Agreement, with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, non-Agency RMBS. Effective April 12, 2013, AG MIT entered into an Amended and Restated Master Repurchase and Securities Contract, or the Renewal Agreement, to the Repurchase Agreement. The Renewal Agreement was entered into for multiple purposes, including the amendment of the Repurchase Agreement to finance AG MIT’s acquisition of not only residential, non-Agency Securities, but also certain consumer asset-backed securities and commercial mortgage-backed securities. Each transaction under the Renewal Agreement will also have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Renewal Agreement increases the aggregate maximum borrowing capacity of the Repurchase Agreement from $75 million to $125 million and extends the maturity date from April 8, 2013 to April 11, 2014. The Renewal Agreement also includes the same provisions in the Repurchase Agreement permitting the maturity date to be extended for an additional 90 days.

The Renewal Agreement contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the Repurchase Agreement and are customary for agreements of this type. The Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth (as such terms are defined in the Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

On February 18, 2014, AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into the WFB1 Repurchase Agreement, with Wells Fargo to finance AG MIT WFB1’s acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million.  At the request of AG MIT WFB1, Wells Fargo may grant a one year extension of the facility termination date.

The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT WFB1 to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,507,772,817	0.95%	15.8	9.0%
31-60 days	926,730,000	0.57%	43.6	4.8%
61-90 days	260,958,000	0.55%	70.9	5.9%
Greater than 90 days	419,019,914	1.57%	294.6	16.4%
Total: Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	0.89%	66.2	8.5%

Linked Transactions	$222,846,315	1.85%	49.9	17.7%

Total: GAAP Basis	$2,891,634,416	0.81%	67.5	7.8%

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset.  Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations.  We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the years ended December 31, 2013 and 2012, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,525,200,001	0.83%	15.3	7.9%
31-60 days	783,969,000	0.52%	44.5	4.0%
61-90 days	547,416,000	0.57%	70.7	3.5%
Greater than 90 days	337,178,271	1.30%	125.7	11.9%
Total: Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	0.78%	36.9	6.9%

Linked Transactions	$282,343,454	1.85%	14.8	12.7%

Total: GAAP Basis	$3,911,419,818	0.70%	38.5	6.5%

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of unlinked repurchase agreements with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
December 31, 2013
Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis - Including Linked Transactions	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	$246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis - Including Linked Transactions	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis - Including Linked Transactions	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis - Including Linked Transactions	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis - Including Linked Transactions	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis - Including Linked Transactions	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314
December 31, 2011
Non-GAAP Basis - Including Linked Transactions	$1,189,303,407	$1,216,828,855	$1,279,008,000
Less: Linked Transactions	39,154,000	38,736,000	39,419,000
GAAP Basis	$1,150,149,407	$1,178,092,855	$1,239,589,000
September 30, 2011
Non-GAAP Basis - Including Linked Transactions	$1,126,859,885	$1,088,293,085	$1,126,859,885
Less: Linked Transactions	38,124,000	32,161,000	38,124,000
GAAP Basis	$1,088,735,885	$1,056,132,085	$1,088,735,885

We commenced operations in 2011; therefore 2011 represents a partial year. We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through security sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 was raised in Q1, Q3 and Q4, respectively.  Our respective repurchase agreement balances increased significantly during these periods as shown above.  In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both Q2 and Q3 2013.

 The following table presents a reconciliation of our leverage ratio at December 31, 2013 and December 31, 2012, inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

2013	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,114,480,731	$704,430,734	4.42	x
Non-GAAP Adjustments	222,846,315	-
GAAP Leverage	2,891,634,416	704,430,734	4.10	x

2012	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$4,182,110,308	$794,621,781	5.26	x
Non-GAAP Adjustments	282,343,454	-
GAAP Leverage	3,899,766,854	794,621,781	4.91	x

(1)  Includes repurchase agreements and net payable/receivable on unsettled trades as of period end.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into MRAs with 30 counterparties, under which we had outstanding debt from 25 and 29 counterparties at December 31, 2013 and December 31, 2012, respectively, inclusive of repurchase agreements accounted for as linked transactions.

At December 31, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of unlinked repurchase agreements with reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse - Non-GAAP	$72,113,181	30	10.2%
Non-GAAP Adjustments	9,364,112	5	-1.3%
Credit Suisse - GAAP	$62,749,069	35	8.9%

Merrill Lynch, Pierce, Fenner & Smith - Non-GAAP	$51,047,394	34	7.2%
Non-GAAP Adjustments	-	-	0.0%
Merrill Lynch, Pierce, Fenner & Smith - GAAP	$51,047,394	34	7.2%

Wells Fargo Bank, N.A - Non-GAAP	$39,399,377	101	5.6%
Non-GAAP Adjustments	-	-	0.0%
Wells Fargo Bank, N.A - GAAP	$39,399,377	101	5.6%

At December 31, 2012, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of unlinked repurchase agreements with reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Merrill Lynch, Pierce, Fenner & Smith - Non-GAAP	$54,743,450	16	6.9%
Non-GAAP Adjustments	-	-	0.0%
Merrill Lynch, Pierce, Fenner & Smith - GAAP	$54,743,450	16	6.9%

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016	*	$260,000,000	0.62%	0.71%	2.63
2017		275,000,000	1.02%	0.24%	3.83
2018		490,000,000	1.15%	0.24%	4.43
2019		260,000,000	1.27%	0.25%	5.64
2020		450,000,000	1.62%	0.24%	6.25
2022		50,000,000	1.69%	0.24%	8.68
2023		340,000,000	2.49%	0.24%	9.56
2028		20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg		$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015.  Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

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

The following table presents information about the Company’s TBAs for the years ended December 31, 2013 and December 31, 2012:

	For the Year Ended December 31, 2013

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$2,117,000,000	$(2,157,000,000)	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2012

	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$660,000,000	$(720,000,000)	$40,000,000	$41,723,436	$(41,861,133)	$-	$(137,697)

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates.  As of December 31, 2013, the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements, which are accounted for as securities borrowing transactions, with fair values of $27.5 million. As of December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 6.6 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $27.5 million.  As of December 31, 2013, the reverse repurchase agreements had a weighted average maturity of January 3, 2014. The Company had no short positions in U.S. Treasury securities as of December 31, 2012.

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2013 and December 31, 2012 and for the period ended December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	March 7, 2011 to December 31, 2011
Statement of Operations Data:
Net Interest Income
Interest income	$151,000,673	$96,376,692	$18,748,669
Interest expense	25,553,273	15,010,444	1,696,344
	125,447,400	81,366,248	17,052,325

Other Income
Net realized gain/(loss)	(123,861,859)	29,537,240	3,701,392
Income/(loss) from linked transactions, net	13,877,620	20,014,654	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(27,912,227)	(9,962,125)	(2,162,290)
Unrealized gain/(loss) on real estate securities and loans, net	(84,195,306)	52,071,455	11,040,692
Unrealized gain/(loss) on derivative and other instruments, net	89,112,320	(24,086,526)	(6,491,430)
	(132,979,452)	67,574,698	5,279,800

Expenses
Management fee to affiliate	10,688,725	6,413,443	1,512,898
Other operating expenses	10,844,988	5,443,059	1,566,642
Equity based compensation to affiliate	251,447	400,200	176,165
Excise tax	1,483,630	1,748,327	105,724
	23,268,790	14,005,029	3,361,429

Income/(loss) before income taxes and equity in earnings from affiliate	(30,800,842)	134,935,917	18,970,696
Income taxes	(3,041,616)	-	-
Equity in earnings from affiliate	2,263,822	-	-
Net Income/(Loss)	(31,578,636)	134,935,917	18,970,696

Dividends on preferred stock	13,469,416	4,137,010	-

Net Income/(Loss) Available to Common Stockholders	$(45,048,052)	$130,798,907	$18,970,696

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(1.61)	$7.20	$3.20
Diluted	$(1.61)	$7.18	$3.20

Changes in our results of operations are primarily caused by changes in equity and changes to the size and composition of our portfolio and changes in the amount of our borrowings and hedges.  During the period ended December 31, 2011 we commenced our investing operations and completed our initial deployment of capital. We experienced significant growth during the year ended December 31, 2012, raising $514.7 million of capital through common and preferred stock offerings.  We allocated the proceeds of our capital raises to our target assets, which earned a partial year of yield during these periods.

While interest rates remained low during 2012 assisted by the announcement of the QE3 program, 2013 represented a more challenging market environment due to the market reaction to the announcement that tapering of QE3 could occur earlier than expected. As discussed in Item 1, the rate on ten-year Treasury notes moved sharply higher during the second quarter of 2013 in response to this news.  After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%.  During the course of these events, Agency RMBS underperformed dramatically. With QE3, the Federal Reserve was the largest buyer of Agency RMBS, and fear of the Federal Reserve curtailing its participation and support triggered many market participants to sell Agency RMBS. Other managers began selling assets as durations extended and the mortgage basis widened. The significant move in benchmark rates during the second quarter of 2013 had triggered an overall weakening of the fixed income credit markets. Liquidity evaporated across many segments of the broader mortgage-backed securities market.

Towards the end of the second quarter and into the third quarter of 2013 we sold a material portion of our fixed rate Agency RMBS portfolio, and rotated out of extended Agency RMBS duration assets into shorter duration Agency RMBS.  Shorter amortizing securities enable us to redeploy this capital as rates rise in conjunction with tapering. Our reinvestment of proceeds from the security sales was allocated primarily to our credit portfolio.  To further help protect book value and manage the additional risk, we materially increased our hedge ratio going from a 63% hedge ratio at the end of the first quarter to a 95% hedge ratio as a percentage of total repo at the end of the second quarter. We utilize interest rate derivatives to mitigate exposure to increases in interest rates. Our hedge ratio is how we measure our exposure to increases in interest rates and is measured as a percentage of derivative notional to total repurchase agreements. This ratio was subsequently reduced over the remainder of the year, ending at 67% as of December 31, 2013.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio. Our current portfolio is primarily comprised of fixed rate Agency RMBS. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and hedges is our net interest margin.

During the year ended December 31, 2013, we had a weighted average cost of securities and repurchase agreements of $4.4 billion and $3.8 billion, respectively. The average yield earned on the assets was 3.85%, and the average rate paid on repurchase agreements was 0.83%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2013 was 0.73%. During the year ended December 31, 2012, we had a weighted average cost of securities and repurchase agreements of $3.3 billion and $2.9 billion, respectively. The average yield earned on the assets was 3.36%, and the average rate paid on repurchase agreements was 0.65%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2012 was 0.35%.  During the period ended December 31, 2011, we had a weighted average cost of securities and repurchase agreements of $1.2 billion and $1.0 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.33%, and the average rate paid on the debt was 0.38%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the period ended December 31, 2011 was 0.50%.

Our investment portfolio has primarily been Agency RMBS since our inception.  We have gradually supported the deployment of capital to our credit portfolio, increasing our allocation as a percentage of assets from 9.0% to 22.2% to 34.6% as of December 31, 2011, 2012 and 2013, respectively.  The improved general economic outlook and the increase in interest rates have supported the increase in credit investment allocation.  These factors generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds.  An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS.  We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains (losses) on investments and derivatives

For the year ended December 31, 2013, we sold certain real estate securities realizing a net loss of $55.0 million inclusive of related tax positions, settled certain derivatives realizing a net loss of $15.1 million, and a realized net loss of $4.0 million from the unlinking of securities previously accounted for as derivatives through linked transactions.  Additionally, we recognized $52.7 million of realized losses due to other-than-temporary impairment, or OTTI, charges on certain securities. For the year ended December 31, 2012, we sold certain real estate securities realizing a net gain of $23.7 million, settled certain derivatives realizing a net gain of $2.4 million and realized net gains of $3.4 million from the unlinking of securities previously accounted for as derivatives through linked transactions.  During the period ended December 31, 2011, we sold certain real estate securities realizing a net gain of $4.9 million and settled certain derivatives realizing a net loss of $1.2 million. We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with what we believe to be better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

For the year ended December 31, 2013, we recognized an OTTI charge of $52.7 million on certain securities. No OTTI was recorded for the year ended December 31, 2012 or for the period ended December 31, 2011. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP.  Therefore the change in market value on such derivatives is included as a component of our net income. Our derivative instruments may include interest rate derivatives, and certain TBA securities.

We have elected the fair value option on our real estate securities and loan portfolios. As a result, the change in market value of our securities and loans are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period.  Our real estate securities and loan portfolios had unrealized gains for the period ended December 31, 2011 and the year ended December 31, 2012 and an unrealized loss for the year ended December 31, 2013.  The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio.   Unrealized gain and losses are caused when prices of the product increase or decrease, respectively.   Fannie 3.50% 30 years increased from $101-26+ at 6/30/11 to $104-18+ at 12/31/11 to $106-19+ at 12/31/12 then decreased to $99-11+ at 12/31/2013.  This price movement is consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised mostly of pay-fixed interest rate swaps.  The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios.  The unrealized gains/(losses) result from a change in interest rates.  In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses.  The 10 year Treasury decreased from 3.161% at 6/30/11 to 1.877% at 12/31/11 to 1.75% at 12/31/12 and then increased to 3.029% at 12/31/13.

Management fees and other expenses

For the years ended December 31, 2013 and December 31, 2012, and for the period ended December 31, 2011, our management fees were $10.7 million, $6.4 million and $1.5 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the years ended December 31, 2013 and December 31, 2012 and the period ended December 31, 2011, Other operating expenses were $10.8 million, $5.4 million, and $1.6 million, respectively.  These amounts were primarily comprised of professional fees, insurance and director’s fees. For the years ended December 31, 2013 and December 31, 2012, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $10.8 million, $5.4 million and $1.6 million of Other operating expenses for the years ended December 31, 2013 and December 31, 2012 and for the period ended December 31, 2011, respectively, the Company has expensed $6.5 million, $2.2 million and $0.0 million, respectively. To facilitate the ramp-up and establishment of the Company, our Manager waived its right to receive expense reimbursement of $2.2 million and $1.9 million for the year ended December 31, 2012 and for the period ended December 31, 2011, respectively. The Manager did not waive any expense reimbursements for the year ended December 31, 2013.

For the years ended December 31, 2013 and December 31, 2012, and for the period ended December 31, 2011, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2014, 2013 and 2012, respectively. In conjunction with this, we accrued an excise tax of $1.5 million, $1.7 million and $0.1 million, respectively, which is included in the excise tax line item on the accompanying consolidated statements of operations.

Book value per share

As of December 31, 2013, December 31, 2012 and December 31, 2011, our book value per common share was $19.14, $23.47 and $20.52, respectively.

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets, on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investments in mortgage loans

We have chosen to make a fair value election pursuant to ASC 825 for our mortgage loans.  Loans are recorded at fair market value on the balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain on real estate securities and loans, net.”  Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loan activities will be recorded in a similar manner.

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, and our Manager may also engage specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

Investment in affiliates

Our unconsolidated ownership interests in affiliates are generally accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825. As a result, we will treat our investment in affiliates consistently with this election. Periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest only securities). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipt, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

Other-than-temporary-impairment

We evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Securities in an unrealized loss position as of the balance sheet date, such securities are not considered other than temporarily impaired as we have the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and we are not required to sell the security for regulatory or other reasons.

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

The securities underlying our linked transactions are valued using similar techniques to those used for our securities portfolio.

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risks. We may use derivative instruments such as interest rate swaps, TBA security positions, interest rate swaptions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities and short positions in U.S. Treasury securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions. We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings during the period in which they occur.

In valuing our derivatives, we consider the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of our derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Act. For swaps cleared under the Dodd Frank Act, a CCP now stands between us and the over-the-counter derivative counterparties. In order to access clearing, we have entered into clearing agreements with FCMs. The Company presents derivative assets and liabilities on a gross basis.

Recent accounting pronouncements

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. This disclosure was adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” or ASU 2013 -1. ASU 2013-1 addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with ASC 815-10, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20 “Balance Sheet – Offsetting” or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. As a result, the guidance does not have a material effect on the Company's financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes,” or ASU 2013-11. ASU 2013-11 states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The guidance does not have a material effect on the Company's financial statements.

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

At December 31, 2013 we had $266.9 million available to support our liquidity needs, comprised of $86.2 million of cash and $180.7 million of Agency RMBS that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 30 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2013, we had debt outstanding of $3.1 billion from 25 counterparties, inclusive of repurchase agreements accounted for as linked transactions. The current borrowings under repurchase agreements have maturities between January 2, 2014 and May 29, 2014. As of December 31, 2013 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.42 to 1 and 4.10 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Certain securities that are pledged as collateral under our repurchase agreements are in an unrealized loss positions.  We have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and we are not required to sell for regulatory or other reasons.

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions, at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Overnight	$-	$-
Within 30 days	1,507,772,817	2,525,200,001
30 to 59 days	926,730,000	783,969,000
60 to 89 days	260,958,000	547,416,000
90 to 119 days	153,303,914	200,687,271
Greater than or equal to 120 days	265,716,000	136,491,000
Total: Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	$4,193,763,272

Linked Transactions	$222,846,315	$282,343,454

Total: GAAP Basis	$2,891,634,416	$3,911,419,818

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities, related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of December 31, 2013 and December 31, 2012, we had 23 and 16 linked transactions, respectively, resulting in $222.8 million and $282.3 million of embedded repurchase agreements with a weighted average rate of 1.85% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements was January 20, 2014 as of December 31, 2013.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency interest-only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2013, we have entered into $2.1 billion notional of interest rate swaps that have variable maturities between January 23, 2016 and December 20, 2028, $115.0 million net notional of interest rate swaptions with a maturity of  June 12, 2014 and $28.0 million notional of short positions in U.S. Treasury securities with a maturity of July 31, 2020.

Effects of margin requirements, leverage and credit spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which reflects a demand for additional collateral that may take the form of additional securities or cash. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any other reason, or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

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

Contractual obligations

As of December 31, 2013, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee will be calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $10.8 million and $5.4 million of Other operating expenses for the years ended December 31, 2013 and December 31, 2012, respectively, and $1.6 million for the period ended December 31, 2011, the Company has expensed $6.5 million, $2.2 million and $0.0 million, respectively, which will be paid to the Manager as a reimbursement of expenses. The Manager did not waive any expense reimbursements for the year ended December 31, 2013. The Manager waived its right to receive expense reimbursement of $2.2 million and $1.9 million for the year ended December 31, 2012 and the period ended December 31, 2011, respectively.

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

We have presented a table that details the contractual maturity of our repurchase agreements at December 31, 2013 and December 31, 2012. See the “Liquidity and Capital Resources” section for this table. As of December 31, 2013 and December 31, 2012, we are obligated to pay accrued interest on our repurchase agreements in the amount of $4.0 million and $3.5 million, respectively inclusive of accrued interest accounted for as a component of linked transactions.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities, the related borrowings under repurchase agreements, accrued interest and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of December 31, 2013, our maximum exposure to loss on linked transactions was $272.3 million.

We may also utilize credit derivatives, such as credit default swaps, to provide credit event protection based on a financial index or specific security in exchange for receiving a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security, portfolio of securities or index of securities. The counterparty pays a premium to us and we agree to make a payment to compensate the counterparty for losses upon the occurrence of a specified credit event. As of December 31, 2013, we did not employ any credit derivatives.

We have entered into TBA positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the payable amount until the settlement date. As of December 31, 2013, we did not have any outstanding TBA positions.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.  We are not aware of any related person transactions as of and for the year ended December 31, 2013.

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

Grants of restricted common stock

As of December 31, 2013, we have granted an aggregate of 20,312 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2013, 47,998 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 10 to the financial statements included in Item 8 of this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes, we may fund our quarterly distributions out of such net proceeds. As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income.  The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of December 31, 2013, the Company had undistributed taxable income of approximately $1.61 per share, that we will need to declare in common and preferred dividends by September 15, 2014.

The following table details the Company’s common stock dividends during the years ended December 31, 2013 and 2012:

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

The following table details the Company’s preferred stock dividends:

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

2012
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	$0.44

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in the “Business” section of this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2013, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2013. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2013. Overall, we believe that we met the REIT income and asset tests. We also met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2013, we believe that we qualified as a REIT under the Code.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our repurchase agreements. We seek to reduce interest rate risks on any outstanding debt and minimize exposure to interest rate fluctuations thereon through the use of interest rate derivatives or other financial instruments, or through a combination of these strategies.

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

In an attempt to offset the increase in funding costs related to rising short term interest rates, our Manager enters into hedging transactions structured to provide us with positive cash flow in the event short term interest rates rise. Our Manager accomplishes this through the use of interest rate derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

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

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2013.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2013, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-5.5%	-6.8%
+50	-2.6%	-3.3%
-50	1.6%	0.2%
-100	1.2%	-0.5%

(1)  Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet.  Such real estate securities may not be linked in future periods.
(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)  Interest income includes trades settled as of December 31, 2013.
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

Initial margin works differently.  Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swap and our counterparties were forced to unwind the swap.   For our non-centrally cleared swaps, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the swap.  This means that once we post initial margin at the outset of a non-centrally cleared swap, we will have no further posting obligations as it pertains to initial margin.  However, the initial margin on our centrally cleared swaps varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates.  There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand.  As a result, in times of rising interest rates and/or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared swaps will likewise increase, potentially by a substantial amount.  These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our interest rate swaps discussed above.

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

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date, or adjusted prospectively through an adjustment of the yield over the remaining life of the security for securities accounted for under ASC 320-10 (generally, Agency RMBS) and ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest only securities) respectively.

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

Credit risk

Although we expect to encounter only de minimis credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency assets in our portfolio, including residential and commercial mortgage whole loans as well as Non-Agency RMBS, ABS and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages that are the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

Risk management

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We generally seek to manage this risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our target assets and our financings;

•	structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods; and

•	using hedging instruments to adjust the interest rate sensitivity of our target assets and our borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	79

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	80

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012, and for the period from March 7, 2011 to December 31, 2011	81

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 December 31, 2012, and for the period from March 7, 2011 to December 31, 2011	82

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012, and for the period from March 7, 2011 to December 31, 2011	83

Notes to Consolidated Financial Statements	84

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of AG Mortgage Investment Trust, Inc.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AG Mortgage Investment Trust, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for the two years in the period ended December 31, 2013, and for the period from March 7, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
 New York, New York
February 28, 2014

AG Mortgage Investment Trust, Inc. and Subsidiaries
 Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Real estate securities, at fair value:
Agency - $2,242,322,869 and $3,536,876,135 pledged as collateral, respectively	$2,423,002,768	$3,785,867,151
Non-Agency - $844,217,568 and $529,455,020 pledged as collateral, respectively	844,217,568	568,858,645
ABS - $71,344,784 and $33,937,097 pledged as collateral, respectively	71,344,784	33,937,097
CMBS - $93,251,470 and $148,307,262 pledged as collateral, respectively	93,251,470	148,365,887
Commercial loans receivable, at fair value	-	2,500,000
Investment in affiliates	16,411,314	-
Linked transactions, net, at fair value	49,501,897	45,122,824
Cash and cash equivalents	86,190,011	149,594,782
Restricted cash	3,575,006	9,130,000
Interest receivable	12,018,919	14,242,453
Receivable on unsettled trades - $0 pledged as collateral	-	96,310,999
Receivable under reverse repurchase agreements	27,475,000	-
Derivative assets, at fair value	55,060,075	-
Other assets	1,246,842	454,069
Due from broker	1,410,720	884,605
Total Assets	$3,684,706,374	$4,855,268,512

Liabilities
Repurchase agreements	$2,891,634,416	$3,911,419,818
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	27,477,188	-
Payable on unsettled trades	-	84,658,035
Interest payable	3,839,045	3,204,205
Derivative liabilities, at fair value	2,206,289	36,375,947
Dividend payable	17,020,893	18,540,667
Due to affiliates	4,645,297	3,910,065
Accrued expenses	1,395,183	806,853
Taxes payable	1,490,329	1,731,141
Due to broker	30,567,000	-
Total Liabilities	2,980,275,640	4,060,646,731

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference) at December 31, 2013 and December 31, 2012	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference) at December 31, 2013 and December 31, 2012	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,365,655 and 26,961,936 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	283,657	269,620
Additional paid-in capital	585,619,488	552,067,681
Retained earnings (deficit)	(42,686,416)	81,070,475
	704,430,734	794,621,781

Total Liabilities & Equity	$3,684,706,374	$4,855,268,512

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

			Period from
	Year Ended	Year Ended	March 7, 2011 to
	December 31, 2013	December 31, 2012	December 31, 2011
Net Interest Income
Interest income	$151,000,673	$96,376,692	$18,748,669
Interest expense	25,553,273	15,010,444	1,696,344
	125,447,400	81,366,248	17,052,325

Other Income
Net realized gain/(loss)	(123,861,859)	29,537,240	3,701,392
Income/(loss) from linked transactions, net	13,877,620	20,014,654	(808,564)
Realized loss on periodic interest settlements of interest rate swaps, net	(27,912,227)	(9,962,125)	(2,162,290)
Unrealized gain/(loss) on real estate securities and loans, net	(84,195,306)	52,071,455	11,040,692
Unrealized gain/(loss) on derivative and other instruments, net	89,112,320	(24,086,526)	(6,491,430)
	(132,979,452)	67,574,698	5,279,800

Expenses
Management fee to affiliate	10,688,725	6,413,443	1,512,898
Other operating expenses	10,844,988	5,443,059	1,566,642
Equity based compensation to affiliate	251,447	400,200	176,165
Excise tax	1,483,630	1,748,327	105,724
	23,268,790	14,005,029	3,361,429

Income/(loss) before income taxes and equity in earnings from affiliate	(30,800,842)	134,935,917	18,970,696
Income taxes	(3,041,616)	-	-
Equity in earnings from affiliate	2,263,822	-	-
Net Income/(Loss)	(31,578,636)	134,935,917	18,970,696

Dividends on preferred stock	13,469,416	4,137,010	-

Net Income/(Loss) Available to Common Stockholders	$(45,048,052)	$130,798,907	$18,970,696

Earnings/(Loss) Per Share of Common Stock
Basic	$(1.61)	$7.20	$3.20
Diluted	$(1.61)	$7.18	$3.20

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,022,565	18,167,227	5,933,839
Diluted	28,022,565	18,227,060	5,933,930

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

			8.25 % Series A	8.00 % Series
			Cumulative	B Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings	Total
Balance at March 7, 2011	-	$-	$-	$-	$-	$-	$-
Net proceeds from issuance of common stock	10,005,100	100,051	-	-	198,015,555	-	198,115,606
Net proceeds from issuance of preferred stock	-	-	-	-	-	-	-
Repurchae of shares at issue price	(100)	(1)	-	-	(999)	-	(1,000)
Grant of restricted stock and amortization of equity based compensation	4,958	50	-	-	214,138	-	214,188
Common dividends declared	-	-	-	-	-	(11,015,570)	(11,015,570)
Net income	-	-	-	-	-	18,970,696	18,970,696
Balance at December 31, 2011	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920

Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	16,930,918	169,309	-	-	353,361,349	-	353,530,658
Net proceeds from issuance of preferred stock	-	-	49,920,772	111,293,233	-	-	161,214,005
Grant of restricted stock and amortization of equity based compensation	21,060	211	-	-	477,638	-	477,849
Common dividends declared	-	-	-	-	-	(58,207,367)	(58,207,367)
Preferred Series A dividends declared	-	-	-	-	-	(1,589,201)	(1,589,201)
Preferred Series B dividends declared	-	-	-	-	-	(2,024,000)	(2,024,000)
Net income	-	-	-	-	-	134,935,917	134,935,917
Balance at December 31, 2012	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781

Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,162,471	-	33,176,288
Net proceeds from issuance of preferred stock	-	-	-	-	-	-	-
Grant of restricted stock and amortization of equity based compensation	21,980	220	-	-	389,336	-	389,556
Common dividends declared	-	-	-	-	-	(78,708,839)	(78,708,839)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net income	-	-	-	-	-	(31,578,636)	(31,578,636)
Balance at December 31, 2013	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

			Period from
	Year Ended	Year Ended	March 7, 2011 to
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities
Net income	$(31,578,636)	$134,935,917	$18,970,696
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gain)/loss	123,861,859	(29,537,240)	(3,701,392)
Net amortization of premium related to real estate securities	41,176,196	46,753,636	3,712,237
Unrealized (gains) from equity method investments	(1,238,153)	-	-
Unrealized (gains)/losses on linked transactions, net	(44,573)	(9,849,805)	1,709,203
Unrealized (gains)/losses on derivative and other instruments, net	(89,112,320)	24,086,526	6,491,430
Unrealized (gains)/losses on real estate securities and loans, net	84,195,306	(52,071,455)	(11,040,692)
Equity based compensation to affiliate	251,447	400,200	176,165
Equity based compensation expense	181,717	161,706	38,023
Change in operating assets/liabilities:
Interest receivable	2,901,780	(11,198,237)	(4,219,640)
Other assets	(792,773)	(83,943)	(711,617)
Due from affiliates	-	104,994	(104,994)
Due from broker	(526,115)	(543,114)	-
Interest payable	448,071	7,025,826	2,275,138
Due to affiliates	735,232	3,139,724	770,341
Accrued expenses	588,330	244,025	562,828
Due to broker	-	(379,914)	379,914
Taxes payable	(240,812)	1,625,417	105,724
Net cash provided by operating activities	130,806,556	114,814,263	15,413,364

Cash Flows from Investing Activities
Purchase of real estate securities	(3,118,517,499)	(4,370,299,655)	(2,204,357,540)
Purchase of securities underlying linked transactions	(317,436,622)	(570,209,016)	(60,394,201)
Investment in affiliates	(14,357,976)	-	-
Proceeds from sale of real estate securities	3,648,604,962	1,050,511,764	824,824,233
Proceeds from sale of securities underlying linked transactions	126,082,338	41,385,353	5,031,250
Principal repayments on real estate securities	504,738,013	324,443,650	71,645,278
Principal repayments on securities underlying linked transactions	88,829,701	61,191,782	5,671,227
Purchase of commercial loans	(30,017,825)	(2,500,000)	-
Proceeds from settlement of commercial loans	32,635,156	-	-
Receipt of premium for interest rate swaptions	495,000	-	-
Payment of premium for interest rate swaptions	(495,000)	-	-
Net proceeds from (payment made) on reverse repurchase agreements	(27,483,814)	-	-
Net proceeds from sales of securities borrowed under reverse repurchase agreements	27,322,644	-	-
Purchase of credit derivatives	-	-	204,133
Net settlement of credit derivatives	-	-	(2,494,693)
Net settlement of interest rate swaps	(10,617,785)	(332,127)	-
Net settlement of TBAs	(310,329)	1,774,492	(68,360)
Restricted cash provided by (used in) investment activities	(653,785)	928,001	(2,308,001)
Net cash provided by (used in) investing activities	908,817,179	(3,463,105,756)	(1,362,246,674)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	33,176,288	353,673,174	198,115,606
Net proceeds from issuance of preferred stock	-	161,214,005	-
Repurchase of shares	-	-	(1,000)
Borrowings under repurchase agreements	24,482,544,919	22,617,690,216	4,613,266,954
Borrowings under repurchase agreements underlying linked transactions	3,561,632,718	2,669,256,464	191,000,000
Repayments of repurchase agreements	(25,502,330,321)	(19,856,419,805)	(3,463,117,547)
Repayments of repurchase agreements underlying linked transactions	(3,621,129,860)	(2,426,067,010)	(151,846,000)
Collateral received from (held by) derivative counterparty	36,237,826	(5,710,000)	(540,000)
Collateral received from (held by) repurchase counterparty	537,953	(1,310,946)	(189,054)
Dividends paid on common stock	(80,228,613)	(46,677,871)	(4,004,400)
Dividends paid on preferred stock	(13,469,416)	(3,613,201)	-
Net cash provided by (used in) financing activities	(1,103,028,506)	3,462,035,026	1,382,684,559

Net change in cash and cash equivalents	(63,404,771)	113,743,533	35,851,249
Cash and cash equivalents, Beginning of Period	149,594,782	35,851,249	-
Cash and cash equivalents, End of Period	$86,190,011	$149,594,782	$35,851,249

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$24,759,417	$11,887,615	$1,082,541
Cash paid for income tax	$5,452,265	$140,191	$-
Real estate securities recorded upon unlinking of Linked Transactions	$141,614,987	$206,945,371	$-
Repurchase agreements recorded upon unlinking of Linked Transactions	$118,803,382	$168,905,010	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$17,020,893	$18,540,667	$7,011,171

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

Non-Agency RMBS represent fixed-and floating-rate residential RMBS, issued by entities or organizations other than a U.S. government-sponsored enterprise or agency of the U.S. government, including investment grade (AAA through BBB) and non investment grade classes (BB and below). The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

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

On March 7, 2011, AG Funds, L.P. (“AG Funds”), a Delaware limited partnership, entered into a subscription agreement with the Company and agreed to purchase 100 shares of common stock for $1,000. The subscription amount was received by the Company on April 1, 2011 making AG Funds the sole stockholder of the Company. The Company subsequently completed an initial public offering on July 6, 2011 and concurrently repurchased the 100 shares from AG Funds at their issue price.

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the “Manager”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to the Manager’s day-to-day duties and obligations arising under the management agreement.

The Company conducts its operations to qualify and be taxed as a REIT under Code.

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

The Company evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

Securities in an unrealized loss position at December 31, 2013 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

Sales of securities

Sales of securities are driven by the Manager’s portfolio management process. The Manager seeks to mitigate risks including those associated with prepayments and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of securities and derivatives, inclusive of securities accounted for as a component of linked transactions are included in the net realized gain/(loss) line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out, or FIFO, basis. Realized gains and losses are recorded in earnings at the time of disposition.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs,” ASC 320-10, “Investments—Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income will flow though the interest income line item on the Consolidated Statement of Operations.

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

The Company pledges certain securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2013 and December 31, 2012, the Company met all margin call requirements.

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

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2013 and December 31, 2012, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

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

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remains sufficient to protect the Company in the event of default by the counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “net realized gain/(loss)”, and “unrealized gain/(loss) on derivative and other instruments, net”, respectively, on our consolidated statements of operations.

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

The Company has elected to treat certain entities including AG MIT II, LLC, AG MITT RMAT 2013, LLC, AG MITT RMAT 2013 II, LLC and AG MIT International LLC as taxable REIT subsidiaries (“TRSs”) and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.

While a domestic TRS will generate net income, a domestic TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the domestic TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state and local corporate income taxes.

AG MIT International LLC is domiciled in Anguilla and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification, it does not generally expect to pay federal or state corporate income tax. Many of the REIT requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, it would be subject to federal income taxes and applicable state and local taxes. During the year ended December 31, 2013, the Company recognized income tax expense of $3.0 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC. The Company did not record an income tax provision or expense as of December 31, 2012.

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

Recent accounting pronouncements

In December 2011, the FASB issued Accounting Standards Updated 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 amends Topic 210 to require additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. This disclosure was adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-1). ASU 2013-1 addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with ASC 815-10, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20 “Balance Sheet – Offsetting” or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. As a result, the guidance does not have a material effect on the Company's financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes” (“ASU 2013-11”). ASU 2013-11 states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. As a result, the guidance does not have a material effect on the Company's financial statements.

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and effective yield of the Company’s real estate securities portfolio at December 31, 2013 and December 31, 2012. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

The following table details the real estate securities portfolio as of December 31, 2013:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$435,843,408	$12,909,886	$448,753,294	$1,509,418	$(2,662,880)	$447,599,832	3.13%	2.50%
20 Year Fixed Rate	142,296,219	7,316,644	149,612,863	610,806	(3,166,423)	147,057,246	3.73%	2.89%
30 Year Fixed Rate	1,191,781,474	68,531,950	1,260,313,424	60,020	(30,868,697)	1,229,504,747	4.03%	3.28%
ARM	466,047,819	(1,583,428)	464,464,391	187,111	(2,864,107)	461,787,395	2.43%	2.78%
Interest Only	736,263,003	(601,525,564)	134,737,439	5,083,736	(2,767,627)	137,053,548	4.92%	6.49%
Credit Investments:
Non-Agency RMBS	962,852,550	(132,283,547)	830,569,003	20,615,586	(6,967,021)	844,217,568	4.19%	5.79%
ABS	71,326,847	(315,657)	71,011,190	333,594	-	71,344,784	3.82%	4.07%
CMBS	88,828,774	(2,269,882)	86,558,892	1,270,629	(902,786)	86,926,735	5.16%	6.53%
Interest Only	52,357,700	(45,794,824)	6,562,876	-	(238,141)	6,324,735	1.85%	5.71%
Total	$4,147,597,794	$(695,014,422)	$3,452,583,372	$29,670,900	$(50,437,682)	$3,431,816,590	3.94%	3.94%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains/(losses).

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the real estate securities portfolio as of December 31, 2012:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
15 Year Fixed Rate	$1,177,320,487	$46,922,089	$1,224,242,576	$24,223,576	$(255,956)	$1,248,210,196	2.97%	2.08%
20 Year Fixed Rate	137,858,353	6,696,803	144,555,156	3,569,538	-	148,124,694	3.68%	2.78%
30 Year Fixed Rate	1,998,807,425	116,173,790	2,114,981,215	32,180,328	(3,423,448)	2,143,738,095	3.63%	2.75%
ARM	36,228,319	1,584,714	37,813,033	362,721	-	38,175,754	2.96%	2.34%
Interest Only	972,543,812	(763,342,056)	209,201,756	5,162,683	(6,746,027)	207,618,412	6.00%	7.00%
Credit Investments:
Non-Agency RMBS	634,277,808	(87,414,086)	546,863,722	6,704,413	(1,396,738)	552,171,397	4.65%	5.44%
ABS	33,620,881	(36,289)	33,584,592	352,505	-	33,937,097	5.34%	5.44%
CMBS	96,536,946	(2,094,604)	94,442,342	2,956,780	(82,588)	97,316,534	5.51%	6.36%
Interest Only	640,867,674	(572,685,926)	68,181,748	1,338,054	(1,783,201)	67,736,601	2.13%	5.50%
Total	$5,728,061,705	$(1,254,195,565)	$4,473,866,140	$76,850,598	$(13,687,958)	$4,537,028,780	3.92%	3.22%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains/(losses).
(2) Equity residual investments with a zero coupon rate are excluded from this calculation.

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	$2,330,415,740	$(43,557,831)	$112,253,956	$(6,879,851)
December 31, 2012	777,773,600	(11,267,980)	4,872,469	(2,419,978)

For the year ended December 31, 2013 the Company recognized an OTTI charge of $52.7 million, which is included in net realized gain/(loss) line item on the consolidated statement of operations. Of this amount, $48.4 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. Additionally, the Company recorded $4.3 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. No OTTI was recorded for the year ended December 31, 2012 or the period from March 7, 2011 to December 31, 2011.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The investments in unrealized loss positions are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Other Securities as of December 31, 2013:

	Agency RMBS			Agency IO			Other Securities (1)
Weighted Average Life (2)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$5,406,120	$4,739,053	3.00%	$5,227,857	$5,355,113	0.67%
Greater than one year and less than or equal to five years	292,921,980	292,010,291	3.12%	109,110,653	107,278,916	5.11%	367,316,237	359,557,150	4.29%
Greater than five years and less than or equal to ten years	1,514,649,739	1,534,246,672	3.50%	22,536,775	22,719,470	4.48%	513,581,646	504,612,828	3.74%
Greater than ten years	478,377,501	496,887,009	3.73%	-	-	-	122,688,082	125,176,870	5.56%
Total	$2,285,949,220	$2,323,143,972	3.50%	$137,053,548	$134,737,439	4.92%	$1,008,813,822	$994,701,961	4.14%

(1) For purposes of this table, Other Securities represents the following Credit Investments held as of December 31, 2013, Non-Agency RMBS, ABS, CMBS and Interest Only.
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

For the year ended December 31, 2013, the Company sold 166 securities for total proceeds of $3.6 billion, recording realized gains of $17.5 million and realized losses of $72.5 million, inclusive of related tax expenses. For the year ended December 31, 2012, the Company sold forty-eight securities for total proceeds of $1.1 billion, inclusive of three unsettled securities as of December 31, 2012, recording realized gains of $25.5 million and realized losses of $1.8 million.

For the period ended December 31, 2011, the Company sold nineteen securities for total proceeds of $824.8 million, recording realized gains of $7.4 million and realized losses of $2.5 million. See Note 6 for amounts realized on settlement of certain derivatives. See Note 7 for amounts realized on settlement of certain derivatives.

During the year ended December 31, 2013, the Company invested in credit sensitive commercial real estate assets through affiliated entities, and applies the equity method of accounting for such investments. As of December 31, 2013, the investments have a fair market value of $16.4 million and a weighted average yield of 12.54%. The Company has presented this investment separately on the consolidated balance sheet in the “Investment in affiliates” line item, and statement of operations as a component of “Equity in earnings from affiliate.”

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Loans

The following table presents the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s loan portfolio at December 31, 2012. The Company did not hold any loans as of December 31, 2013.

The following table details the loan portfolio as of December 31, 2012:

		Premium		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$2,500,000	$-	$2,500,000	$-	$-	$2,500,000	9.63%	9.63%	3.51

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

During the year ended December 31, 2013, the Company received $37.0 million of proceeds from sale and pay-off of certain loans, recording realized gains of $0.1 million and realized losses of $0.2 million. The Company did not have any loan sales during the year ended December 31, 2012.

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

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For swaps cleared under the Dodd Frank Act, a CCP now stands between the Company and its over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with FCMs.  The Company records its derivative asset and liability positions on a gross basis.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$447,599,832	$-	$447,599,832
20 Year Fixed Rate	-	147,057,246	-	147,057,246
30 Year Fixed Rate	-	1,229,504,747	-	1,229,504,747
ARM	-	461,787,395	-	461,787,395
Interest Only	-	137,053,548	-	137,053,548
Credit Investments:
Non-Agency RMBS	-	534,377,006	309,840,562	844,217,568
ABS	-	-	71,344,784	71,344,784
CMBS	-	62,954,692	23,972,043	86,926,735
Interest Only	-	-	6,324,735	6,324,735
Commercial loans	-	-	-	-
Linked transactions	-	34,778,728	14,723,169	49,501,897
Derivative assets	-	53,060,528	-	53,060,528
Total Assets Carried at Fair Value	$-	$3,108,173,722	$426,205,293	$3,534,379,015

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements	$(27,477,188)	$-	$-	$(27,477,188)
Derivative liabilities	-	(206,743)	-	(206,743)
Total Liabilities Carried at Fair Value	$(27,477,188)	$(206,743)	$-	$(27,683,931)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012:
	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$1,248,210,196	$-	$1,248,210,196
20 Year Fixed Rate	-	148,124,694	-	148,124,694
30 Year Fixed Rate	-	2,143,738,095	-	2,143,738,095
ARM	-	38,175,754	-	38,175,754
Interest Only	-	207,618,412	-	207,618,412
Credit Investments:
Non-Agency RMBS	-	297,127,840	255,043,557	552,171,397
ABS	-	-	33,937,097	33,937,097
CMBS	-	63,249,824	34,066,710	97,316,534
Interest Only		67,736,601	-	67,736,601
Commercial loans	-	2,500,000	-	2,500,000
Linked transactions	-	37,820,486	6,425,683	44,246,169
Total Assets Carried at Fair Value	$-	$4,254,301,902	$329,473,047	$4,583,774,949
Liabilities:
Derivative liabilities	$-	$(36,375,947)	$-	$(36,375,947)
Total Liabilities Carried at Fair Value	$-	$(36,375,947)	$-	$(36,375,947)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2013 and December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended
December 31, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	254,337,307	139,603,404	6,085,156	7,048,720	30,017,825	13,963,549
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(187,061,610)	(60,839,523)	(15,317,706)	-	(30,017,825)	-
Proceeds from settlement	(17,383,788)	(41,587,807)	(63,172)		-	(5,484,875)
Total net gains/(losses) (3)
Included in net income	4,905,096	231,613	(798,945)	(723,985)	-	(181,188)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$14,723,169

Change in unrealized appreciation/depreciation for level 3 assets still held as of December 31, 2013 (4)	$378,382	$242,808	$(449,810)	$(723,988)	$-	$(177)

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occurring which breaks the link.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(159,573)
Unrealized gain/(loss) on real estate securities and loans, net	(1,457,255)
Net realized gain/(loss)	5,049,419
Total	$3,432,591

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(177)
Unrealized gain/(loss) on real estate securities and loans, net	(552,608)
Total	$(552,785)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended
December 31, 2012

	Non-Agency RMBS	ABS	CMBS	Linked Transactions
Beginning balance	$28,407,005	$4,526,620	$-	$5,277,317
Transfers (1):
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Purchases	176,256,015	45,628,345	47,300,600	38,429,641
Reclassification of security type (2)	71,069,657	-	45,265,490	(22,279,146)
Proceeds from sales	-	(14,341,655)	(50,586,281)	(9,618,438)
Proceeds from settlement	(22,445,875)	(2,804,996)	(9,787,975)	(8,554,534)
Total net gains/(losses) (3)	-	-	-	-
Included in net income	1,756,755	928,783	1,874,876	3,170,843
Included in other comprehensive income (loss)	-	-	-	-
Ending Balance	$255,043,557	$33,937,097	$34,066,710	$6,425,683

Change in unrealized appreciation/depreciation for level 3 assets still held as of December 31, 2012 (4)	$1,756,755	$143,876	$207,785	$51,083

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occurring which breaks the link.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$426,201
Unrealized gain/(loss) on real estate securities and loans, net	2,488,891
Net realized gain/(loss)	4,816,165
Total	$7,731,257

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$51,083
Unrealized gain/(loss) on real estate securities and loans, net	2,108,416
Total	$2,159,499

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2013 and December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2013 and December 31, 2012:

Asset Class	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non Agency RMBS	$309,840,562	Discounted Cash Flow	Yield	3.35% - 13.99% (5.13%)
			Projected Collateral Prepayments	0.00% - 12.00% (3.51%)
			Projected Collateral Losses	0.00% - 30.00% (7.93%)
			Projected Collateral Severities	0.00% - 80.00% (60.40%)
ABS	$71,344,784	Discounted Cash Flow	Yield	3.78% - 5.39% (4.07%)
CMBS	$23,972,043	Discounted Cash Flow	Yield	4.88% - 5.75% (5.51%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Interest Only	$6,324,735	Discounted Cash Flow	Yield	5.70% - 5.72% (5.71%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Linked Transactions*	$14,723,169	Discounted Cash Flow	Yield	3.85% - 9.01% (4.71%)
			Projected Collateral Prepayments	0.00% - 12.00% (2.43%)
			Projected Collateral Losses	0.00% - 30.00% (12.83%)
			Projected Collateral Severities	0.00% - 80.00% (41.37%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

Asset Class	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$255,043,557	Discounted Cash Flow	Yield	4.43% - 9.60% (5.90%)
			Projected Collateral Prepayments	1.00% - 9.00% (4.41%)
			Projected Collateral Losses	0.20% - 16.00% (2.03%)
			Projected Collateral Severities	40.00% - 75.00% (55.27%)
ABS	$33,937,097	Discounted Cash Flow	Yield	4.66% - 7.05% (5.77%)
			Projected Collateral Prepayments	20.00% - 100.00% (59.72%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS	$34,066,710	Discounted Cash Flow	Yield	2.23% - 5.76% (5.05%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Linked Transactions*	$6,425,683	Discounted Cash Flow	Yield	4.14% - 10.93% (5.59%)
			Projected Collateral Prepayments	0.00% - 25.00% (0.94%)
			Projected Collateral Losses	0.00% - 35.00% (16.25%)
			Projected Collateral Severities	0.00% - 65.00% (34.32%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS investments.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and CMBS investments classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,357,768,314	0.85%	7.97%
31-60 days	903,866,190	0.54%	4.46%
61-90 days	250,387,000	0.49%	5.65%
Greater than 90 days	379,612,912	1.53%	16.37%
Total / Weighted Average	$2,891,634,416	0.81%	7.77%

The following table presents certain information regarding the Company’s repurchase agreements as of December 31, 2012:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$2,242,856,547	0.71%	7.28%
31-60 days	783,969,000	0.52%	4.04%
61-90 days	547,416,000	0.57%	3.49%
Greater than 90 days	337,178,271	1.30%	11.95%
Total / Weighted Average	$3,911,419,818	0.70%	6.50%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Repurchase agreements secured by Agency RMBS	$2,104,691,819	$3,346,676,000
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	2,235,331,133	3,489,393,062
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	786,942,597	564,743,818
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	1,008,813,822	711,699,379
Cash pledged (i.e., restricted cash) under repurchase agreements	962,047	1,500,000

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,891,634,416	$-	$2,891,634,416	$2,891,634,416	$-	$-

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

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 30 counterparties, under which the Company had outstanding debt with 24 and 29 counterparties at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, the following table reflects amounts at risk under the Company’s repurchase agreements greater than 5% of its equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse	$62,749,069	35	8.9%
Merrill Lynch, Pierce, Fenner & Smith	51,047,394	34	7.2%
Wells Fargo Bank, N.A	39,399,377	101	5.6%

In addition to the amount at risk in the table above, at December 31, 2013, the Company had repurchase agreements with Credit Suisse determined to be linked. The amount at risk including linked transactions to Credit Suisse is $72.1 million, with a weighted average maturity of 30 days, representing approximately 10.2% of stockholders’ equity.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2012, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Merrill Lynch, Pierce, Fenner & Smith	$54,743,450	16	6.9%

On April 9, 2012, AG MIT, LLC (“AG MIT”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association to finance the Company’s acquisition of certain residential, Non-Agency RMBSs. Effective April 12, 2013, AG MIT entered into an Amended and Restated Master Repurchase and Securities Contract (the “Renewal Agreement”) to the Repurchase Agreement dated as of April 9, 2012. The Renewal Agreement was entered into for multiple purposes, including the amendment of the Repurchase Agreement to finance AG MIT’s acquisition of not only residential, non-Agency Securities, but also certain consumer asset-backed securities and commercial mortgage-backed securities. Each transaction under the Renewal Agreement will also have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Renewal Agreement increases the aggregate maximum borrowing capacity of the Repurchase Agreement from $75 million to $125 million and extends the maturity date from April 8, 2013 to April 11, 2014. The Renewal Agreement also includes the same provisions in the Repurchase Agreement permitting the maturity date to be extended for an additional 90 days.  As of December 31, 2013 and December 31, 2012, the Company had $106.5 million and $75.0 million, respectively, of debt outstanding under the Repurchase Agreement.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2013 and December 31, 2012, the Company had repurchase agreements of $222.8 million and $282.3 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2013 and December 31, 2012.

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(1,439,688)	$(36,238,250)
Interest rate swaps, at fair value	Non-Hedge	Derivative assets, at fair value	54,418,115	-
Swaptions, at fair value	Non-Hedge	Derivative liabilities, at fair value	(559,858)	-
Swaptions, at fair value	Non-Hedge	Derivative assets, at fair value	641,960	-
TBAs	Non-Hedge	Derivative liabilities, at fair value	-	(137,697)
MBS Options, at fair value	Non-Hedge	Derivative liabilities, at fair value	(206,743)	-
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	49,501,897	45,122,824

The following table summarizes information related to derivatives:

	December 31, 2013	December 31, 2012
Non-hedge derivatives:
Notional amount of Interest Rate Swap Agreements (1)	$2,145,000,000	$2,166,025,000
Net notional amount of Swaptions	115,000,000	-
Net notional amount of TBAs	-	40,000,000
Notional amount of Linked Transactions (2)	291,734,071	349,775,342

(1) Includes forward starting swaps with a notional of $100.0 million as of December 31, 2013 and $100.0 million as of December 31, 2012.
(2) This represents the current face of the securities comprising linked transactions.

The following table summarizes gains (losses) related to derivatives:

		Year Ended	Year Ended	For the Period Ended
	Statement of Operations Location	December 31, 2013	December 31, 2012	December 31, 2011
Non-hedge derivatives gain (loss):
Interest rate swaps, at fair value	Unrealized loss on derivative and other instruments, net	$88,918,362	$(23,043,671)	$(7,396,590)
Interest rate swaps, at fair value	Net realized gain/(loss)	(10,617,785)	(332,127)	-
Swaptions, at fair value	Unrealized loss on derivative and other instruments, net	82,102	-	-
TBAs	Unrealized loss on derivative and other instruments, net	137,695	(1,042,855)	905,160
TBAs	Net realized gain/(loss)	(310,329)	1,774,492	1,042,651
MBS Options, at fair value	Unrealized loss on derivative and other instruments, net	(38,774)	-	-
Linked transactions	Income/(loss) from linked transactions, net	13,877,620	20,014,654	(808,564)
Linked transactions	Net realized gain/(loss)	(8,267,012)	4,968,679	(10,763)
Credit derivatives	Net realized gain/(loss)	-	-	(2,290,560)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the statement of financial position as of December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$272,261,350	$(222,846,315)	$49,415,035	$(49,415,035)	$-	$-

Receivable Under Reverse Repurchase Agreements	$27,475,000	$-	$27,475,000	$27,475,000	$-	$-

Derivative Assets (2)
Interest Rate Swaps	$59,588,167	$-	$59,588,167	$-	$30,567,000	$29,021,167
Interest Rate Swaptions	641,960	-	641,960	-	-	641,960
Total Derivative Assets	$60,230,127	$-	$60,230,127	$-	$30,567,000	$29,663,127

Derivative Liabilities (3)
Interest Rate Swaps	$(1,110,065)	$-	$(1,110,065)	$-	$(1,110,065)	$-
Interest Rate Swaptions	(559,858)	-	(559,858)	-	-	(559,858)
MBS Options	(206,743)	-	(206,743)	-	-	(206,743)
Total Derivative Liabilities	$(1,876,666)	$-	$(1,876,666)	$-	$(1,110,065)	$(766,601)

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $272,261,350, repurchase agreements of $(222,846,315) and net accrued interest of $86,862 for a total of $49,501,897.
(2) Included in Derivative Assets on the consolidated balance sheet is $60,230,127 less accrued interest of $(5,170,052) for a total of $55,060,075.
(3) Included in Derivative Liabilities on the consolidated balance sheet is $(1,876,666) less accrued interest of $(329,623) for a total of $(2,206,289).

The following table presents both gross information and net information about derivative instruments eligible for offset in the statement of financial position as of December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)	Cash Collateral (Posted)	Net Amount
Linked Transactions (1)	$326,589,623	$(282,343,454)	$44,246,169	$(44,246,169)	$-	$-

Derivative Liabilities (2)
Interest Rate Swaps	$(30,440,261)	$-	$(30,440,261)	$(30,440,261)	$-	$-
TBAs	(137,696)	-	(137,696)	-	(137,696)	-
Total Derivative Liabilities	$(30,577,957)	$-	$(30,577,957)	$(30,440,261)	$(137,696)	$-

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

			Weighted Average	Weighted Average	Weighted Average
Maturity		Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2016	*	$260,000,000	0.62%	0.71%	2.63
2017		275,000,000	1.02%	0.24%	3.83
2018		490,000,000	1.15%	0.24%	4.43
2019		260,000,000	1.27%	0.25%	5.64
2020		450,000,000	1.62%	0.24%	6.25
2022		50,000,000	1.69%	0.24%	8.68
2023		340,000,000	2.49%	0.24%	9.56
2028		20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg		$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015.  Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

The following table presents information about the Company’s interest rate swaps as of December 31, 2012:

			Weighted Average	Weighted Average	Weighted Average
Maturity		Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2014		$204,500,000	1.000%	0.332%	1.54
2015		364,025,000	1.078%	0.299%	2.42
2016		367,500,000	1.077%	0.297%	3.36
2017		410,000,000	1.018%	0.312%	4.70
2018	*	320,000,000	1.308%	0.309%	5.56
2019	*	450,000,000	1.390%	0.315%	6.56
2022		50,000,000	1.685%	0.311%	9.68
Total/Wtd Avg		$2,166,025,000	1.172%	0.309%	4.42

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information about the Company’s TBAs for the years ended December 31, 2013 and December 31, 2012:

For the Year Ended December 31, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$2,117,000,000	$(2,157,000,000)	$-	$-	$-	$-	$-

For the Year Ended December 31, 2012
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$100,000,000	$660,000,000	$(720,000,000)	$40,000,000	$41,723,436	$(41,861,133)	$-	$(137,697)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument. Changes in market value are recorded together with net interest income in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When, or if a transaction is no longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest.

Certain of the Company’s linked transactions became unlinked during the periods presented. For the year ended December 31, 2013 Non-Agency RMBS with security fair values of $141.6 million, and related repurchase agreement borrowings of $118.8 million, were unlinked, and the Company recorded a net realized loss of $4.0 million, from the unlinking of the linked transactions. For the year ended December 31, 2012, Non-Agency RMBS and CMBS with a fair value of $161.7 million and $45.3 million, respectively, and related repurchase agreement borrowings secured by Non-Agency RMBS and CMBS of $131.7 million and $37.2 million, respectively, were unlinked, and the Company recorded net realized gains of $3.4 million, from the unlinking of the Linked Transactions. No transactions became unlinked for the period ended December 31, 2011.

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transactions for the year ended December 31, 2013:

					For the Year Ended December 31, 2013						Repurchase Agreement Data
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$257,864,071	$232,618,716	$240,529,122	63,371	$13,035,620	$(108,905)	$(8,065,222)	$4,861,493	3.40%	5.42	$199,694,315	1.89%	0.15
CMBS	33,870,000	31,616,351	31,732,228	23,491	797,427	153,478	(201,790)	749,115	1.71%	3.03	23,152,000	1.47%	0.03
Total	$291,734,071	$264,235,067	$272,261,350	$86,862	$13,833,047	$44,573	$(8,267,012)	$5,610,608	3.20%	5.14	$222,846,315	1.85%	0.14

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transactions for the period ended December 31, 2012:

					For the Year Ended December 31, 2012						Repurchase Agreement Data
								Amount				Weighted	Weighted
							Net	Included in	Weighted	Weighted		Average	Average
		Amortized		Net Accrued	Net Interest	Unrealized	Realized	Statement of	Average	Average	Repurchase	Interest	Years to
Instrument	Current Face	Cost	Fair Value	Interest	Income	Gain/(Loss)	Gain	Operations	Coupon	Life	Agreement	Rate	Maturity
Non-Agency RMBS	$335,905,342	$305,634,794	$313,846,243	839,347	$9,238,720	$9,786,473	$2,266,068	$21,291,261	4.84%	6.53	$272,755,454	1.87%	0.04
ABS	-	-	-		230,160	134,178	1,041,444	1,405,782	-	-
CMBS	13,870,000	12,814,226	12,743,380	37,308	695,969	(70,846)	1,661,167	2,286,290	3.56%	6.73	9,588,000	1.21%	0.06
Total	$349,775,342	$318,449,020	$326,589,623	$876,655	$10,164,849	$9,849,805	$4,968,679	$24,983,333	4.79%	6.54	$282,343,454	1.85%	0.04

The following table presents certain information related to the securities and repurchase agreements accounted for as part of linked transactions for the period ended December 31, 2011:

					For the Period Ended December 31, 2011						Repurchase Agreement Data
								Amount				Weighted	Weighted
							Net	Included in	Weighted	Weighted		Average	Average
		Amortized		Net Accrued	Net Interest	Unrealized	Realized	Statement of	Average	Average	Repurchase	Interest	Years to
Instrument	Current Face	Cost	Fair Value	Interest	Income	Gain/(Loss)	Gain	Operations	Coupon	Life	Agreement	Rate	Maturity
Non-Agency RMBS	$37,535,772	$33,156,290	$31,581,265	148,486	$657,612	$(1,575,024)	$-	$(917,412)	5.80%	4.10	$27,088,000	1.92%	0.03
ABS	16,500,000	16,494,093	16,359,915	23,797	243,027	(134,179)	(10,763)	98,085	4.72%	5.00	12,066,000	1.52%	0.01
Total	$54,035,772	$49,650,383	$47,941,180	$172,283	$900,639	$(1,709,203)	$(10,763)	$(819,327)	5.47%	4.38	$39,154,000	1.80%	0.02

At December 31, 2013, the Company had real estate securities with a fair value of $7.0 million and $2.6 million of cash pledged as collateral against certain derivatives. The Company had $30.6 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $272.3 million as collateral against the related linked repurchase agreements. At December 31, 2012, the Company had real estate securities with a fair value of $47.5 million and restricted cash of $6.3 million pledged as collateral against its derivatives.  The Company pledged assets accounted for within linked transactions with a fair value of $326.6 million as collateral against the related linked repurchase agreements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates.  As of December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional amount of $27.5 million and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet.  As of December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 6.6 years.  The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $27.5 million, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet.  As of December 31, 2013, the reverse repurchase agreements had a weighted average maturity of January 3, 2014. Changes in fair value of the borrowed securities are recorded in the “Unrealized gain/(loss) on derivative and other instruments, net” line item on the consolidated statements of operations.  During the year ended December 31, 2013, the Company recorded unrealized gains of $0.0 million on the borrowed securities. Realized gains and losses are recorded in the “Net realized gain/(loss) line item on the consolidated statements of operations.  During the year ended December 31, 2013, the Company recorded $0.0 million of realized losses. The Company had no short positions in U.S. Treasury securities as of December 31, 2012 or December 31, 2011.

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

As of December 31, 2013 and December 31, 2012, the Company’s outstanding warrants and unvested shares of restricted common stock were as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Warrants	1,007,500	1,642,000	3,205,000
Restricted stock granted to the Manager	10,064	23,480	40,250
Restricted stock granted to the independent directors	2,500	4,000	6,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant.  For the year ended December 31, 2013 and the period ended December 31, 2011, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants, and the warrants were therefore not included in the Company’s diluted weighted average shares outstanding. During the year ended December 31, 2012, the average market value per share of the Company’s common stock was above the exercise price of the warrants, and therefore the warrants were included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260.  Shares of restricted stock held by the Manager and independent directors accrue dividends but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of restricted stock are included in diluted weighted average shares outstanding for the year ended December 31, 2012 and the period ended December 31, 2011. Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were both Manager and director restricted stock and warrants of 46,052 for the year ended December 31, 2013.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2013 and 2012 and for the period from March 7, 2011 to December 31, 2011:

	Year Ended	Year Ended	Period Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$(45,048,052)	$130,798,907	$18,970,696

Denominator:
Basic weighted average common shares outstanding	28,022,565	18,167,227	5,933,839
Dilutive effect of manager and director restricted stock and warrants	-	59,833	91
Dilutive weighted average common shares outstanding	28,022,565	18,227,060	5,933,930

Basic Earnings/(Loss) Per Share of Common Stock:	$(1.61)	$7.20	$3.20
Diluted Earnings/(Loss) Per Share of Common Stock:	$(1.61)	$7.18	$3.20

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details dividends paid on the Company’s common stock during the years ended December 31, 2013 and 2012:

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

The following table details dividends paid on the Company’s preferred stock:

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

2012
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	$0.44

9. Income Taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states follow U.S. federal income tax treatment of REITs.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2014, 2013 and 2012, respectively. In conjunction with this, the Company accrued an excise tax of $1.5 million, $1.7 million and $0.1 million, respectively, which is included in the excise tax line item on the accompanying consolidated statements of operations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state and local tax examinations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has elected to treat certain entities, including AG MIT II, LLC, AG MITT RMAT 2013, LLC, AG MITT RMAT 2013 II, LLC and AG MIT International LLC as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business.

A domestic TRS is subject to federal, state and local corporate income taxes. During the year ended December 31, 2013, the Company recognized an income tax expense of $3.0 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC. The Company did not record an income tax provision as of December 31, 2013. The Company did not record an income tax provision or expense for the year ended December 31, 2012 and for the period ended December 31, 2011.

AG MIT International LLC is domiciled in Anguilla and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend.  Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the period ended December 31, 2013, all income distributed was in the form of common and preferred dividends and were characterized as ordinary income. For the year ended December 31, 2012, 13.51% of income distributed in the form of common and preferred dividends has been characterized as capital gains and 86.49% has been characterized as ordinary income. For the period ended December 31, 2011, all income distributed was in the form of common dividends and were characterized as ordinary income.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2013, 2012 or 2011. The Company’s federal income tax return for the last three tax years is open to examination by the IRS. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

For the years ended December 31, 2013 and December 31, 2012 and for the period ended December 31, 2011, the Company incurred management fees of $10.7 million, $6.4 million and $1.5 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter.  As of December 31, 2013, no event of termination of the management agreement had occurred.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the year ended December 31, 2013, the Company expensed in to Other operating expenses $6.5 million of reimbursable expenses payable to the Manager. For the year ended December 31, 2012 and for the period ended December 31, 2011, the Company expensed into Other operating expenses $2.2 million and $0.0 million, respectively, of reimbursable expenses payable to the Manager.  To facilitate the ramp-up and establishment of the Company, the Manager waived its right to receive $2.2 million and $1.9 million of expense reimbursement for the year ended December 31, 2012 and the period ended December 31, 2011, respectively.

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

During 2013, the Company paid a $60,000 annual base director’s fee to each independent director. With respect to the fifth independent director elected at the 2013 Annual Meeting of Stockholders, the annual base director’s fee for 2013 will be prorated for the period of May 1, 2013 to December 31, 2013. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the fair market value of the Company’s common stock equal to the closing price thereof on the New York Stock Exchange on the last business day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred during the time of service as an independent member of the Company’s board.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	36,728	20.14
Granted	7,064	20.35
Cancelled/forfeited	-	-
Unrestricted	(13,416)	20.00
Outstanding at end of year	30,376	20.25
Unvested at end of year	12,564	20.12

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	44,500	19.96
Granted	5,644	21.24
Cancelled/forfeited	-	-
Unrestricted	(13,416)	20.00
Outstanding at end of year	36,728	20.14
Unvested at end of year	27,480	20.00

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock for the period ended December 31, 2011:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of period	-	-
Granted	47,854	19.96
Cancelled/forfeited	-	-
Unrestricted	(3,354)	20.00
Outstanding at end of year	44,500	19.96
Unvested at end of year	42,896	20.00

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

For the years ended December 31, 2013 and December 31, 2012 and for the period ended December 31, 2011, 21,980, 21,060 and 4,958 shares of total restricted stock vested, respectively.

At December 31, 2013, the Company had unrecognized compensation expense of $0.2 million related to the unvested shares of restricted common stock. The Company had accrued dividends payable of $6,038 on unvested shares of restricted stock granted to an affiliate at December 31, 2013. The total fair value of restricted shares vested for the years ended December 31, 2013 and December 31, 2012 and the period ended December 31, 2011 was approximately $0.4 million, $0.4 million and $0.1 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense at December 31, 2013 is expected to be recognized over a weighted average period of 4 months.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company capitalized equity based compensation expense of $0.4 million, $0.5 million and $0.2 million during years ended December 31, 2013 and December 31, 2012 and for the period ended December 31, 2011, respectively, associated with the amortization of restricted stock.

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

11. Equity

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At December 31, 2013, approximately $549.5 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over- allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Company’s Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2013, the Company had declared all required quarterly dividends on the Company’s Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of December 31, 2013, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Company’s Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation reference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.  As of December 31, 2013, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

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

For the years ended December 31, 2013 and December 31, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 20,101 and 60,453 shares, respectively,  of common stock. No proceeds were received in connection with the exercise of the cashless option. For the years ended December 31, 2013 and December 31, 2012, warrants were exercised by the cash exercise option, which resulted in the issuance of 196,250 and 380,999 shares, respectively, of common stock for proceeds to the Company of $4.0 million and $7.8 million, respectively. No warrants were exercised for the period ending December 31, 2011.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management was not aware of any significant contingencies at December 31, 2013 and December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Statement of Operations Data:
Net Interest Income
Interest income	$38,617,716	$42,267,747	$33,278,284	$36,836,926
Interest expense	6,875,962	7,289,211	5,584,419	5,803,681
	31,741,754	34,978,536	27,693,865	31,033,245

Other Income
Net realized gain/(loss)	5,335,417	(76,576,762)	(45,247,890)	(7,372,624)
Income/(loss) from linked transactions, net	5,838,219	(1,339,610)	2,060,270	7,318,741
Realized loss on periodic interest settlements of interest rate swaps, net	(5,272,343)	(6,809,777)	(9,123,233)	(6,706,874)
Unrealized gain/(loss) on real estate securities and loans, net	(17,711,381)	(83,093,338)	40,136,126	(23,526,713)
Unrealized gain/(loss) on derivative and other instruments, net	5,223,241	67,905,018	(5,779,945)	21,764,006
	(6,586,847)	(99,914,469)	(17,954,672)	(8,523,464)

Expenses
Management fee to affiliate	2,859,340	2,813,003	2,523,547	2,492,835
Other operating expenses	2,274,370	2,686,584	2,819,431	3,064,603
Equity based compensation to affiliate	114,528	17,350	55,105	64,464
Excise tax	500,000	518,859	373,083	91,688
	5,748,238	6,035,796	5,771,166	5,713,590

Income/(loss) before income taxes and equity in earnings from affiliate	19,406,669	(70,971,729)	3,968,027	16,796,191
Income taxes	(2,632,269)	(23,510)	(122,979)	(262,858)
Equity in earnings from affiliate	(3,591)	(240,050)	2,155,471	351,992
Net Income/(Loss)	16,770,809	(71,235,289)	6,000,519	16,885,325

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$13,403,455	$(74,602,643)	$2,633,165	$13,517,971

Earnings/(Loss) Per Share of Common Stock
Basic	$0.49	$(2.66)	$0.09	$0.48
Diluted	$0.49	$(2.66)	$0.09	$0.48

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$13,996,628	$17,883,008	$28,285,116	$36,211,940
Interest expense	1,827,414	2,450,017	4,228,610	6,504,403
	12,169,214	15,432,991	24,056,506	29,707,537

Other Income
Net realized gain/(loss)	2,429,020	7,552,780	4,105,323	15,450,117
Income/(loss) from linked transactions, net	3,439,185	3,364,972	6,688,111	6,522,386
Realized loss on periodic interest settlements of interest rate swaps, net	(1,457,950)	(2,132,414)	(2,471,590)	(3,900,171)
Unrealized gain/(loss) on real estate securities and loans, net	(755,552)	33,593,211	45,917,570	(26,683,774)
Unrealized gain/(loss) on derivative and other instruments, net	(2,845,879)	(10,575,768)	(13,371,486)	2,706,607
	808,824	31,802,781	40,867,928	(5,904,835)

Expenses
Management fee to affiliate	1,049,294	1,196,383	1,657,701	2,510,065
Other operating expenses	813,324	760,915	1,653,547	2,215,273
Equity based compensation to affiliate	87,329	104,771	120,612	87,488
Excise tax	77,653	255,925	272,195	1,142,554
	2,027,600	2,317,994	3,704,055	5,955,380

Income/(loss) before income taxes and equity in earnings from affiliate	10,950,438	44,917,778	61,220,379	17,847,322
Income taxes	-	-	-	-
Equity in earnings from affiliate	-	-	-	-
Net Income/(Loss)	10,950,438	44,917,778	61,220,379	17,847,322

Dividends on preferred stock	-	-	790,100	3,346,910

Net Income/(Loss) Available to Common Stockholders	$10,950,438	$44,917,778	$60,430,279	$14,500,412

Earnings/(Loss) Per Share of Common Stock
Basic	$0.77	$2.85	$3.13	$0.62
Diluted	$0.77	$2.85	$3.10	$0.62

14. Subsequent Events

On February 18, 2014, AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into the WFB1 Repurchase Agreement, with Wells Fargo to finance AG MIT WFB1’s acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million.  At the request of AG MIT WFB1, Wells Fargo may grant a one year extension of the facility termination date.

The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT WFB1 to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of our management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, in ensuring that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2013 based on Internal Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company's internal control over financial reporting is effective as of December 31, 2013.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Taxation of Taxable U.S. Holders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. holders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. holders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Holders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. holders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. holders. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2014 annual meeting of stockholders to be held on or about April 30, 2014, or the Proxy Statement, to be filed with the SEC within 120 days after December 31, 2013.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d) (4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 11. Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e) (4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

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

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

Exhibit No.	Description

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

AG MORTGAGE INVESTMENT TRUST, INC.

February 28, 2014	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

February 28, 2014	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2014	By:	/s/ DAVID ROBERTS
David Roberts Director and Chief Executive Officer

February 28, 2014	By:	/s/ JONATHAN LIEBERMAN
Jonathan Lieberman Director, President and Chief Investment Officer

February 28, 2014	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Director

February 28, 2014	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg
Director

February 28, 2014	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

February 28, 2014	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

February 28, 2014	By:	/s/ PETER LINNEMAN
Peter Linneman Director

February 28, 2014	By:	/s/ JAMES VOSS
James Voss Director

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-K
December 31, 2013

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

Exhibit No.	Description

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

