Form 10-Q
period 2014-03-31
AG Mortgage Investment Trust, Inc.
filed 2014-05-07
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 28,382,759 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Real estate securities, at fair value:
Agency - $2,167,030,159 and $2,242,322,869 pledged as collateral, respectively	$2,333,030,741	$2,423,002,768
Non-Agency - $966,254,585 and $844,217,568 pledged as collateral, respectively	980,339,355	844,217,568
ABS - $73,661,029 and $71,344,784 pledged as collateral, respectively	73,661,029	71,344,784
CMBS - $91,551,022 and $93,251,470 pledged as collateral, respectively	91,551,022	93,251,470
Residential mortgage loans, at fair value - $29,933,511 and $0 pledged as collateral, respectively	34,939,773	-
Commercial loans, at fair value	10,000,000	-
Investment in affiliates	28,067,897	16,411,314
Linked transactions, net, at fair value	41,947,972	49,501,897
Cash and cash equivalents	33,252,973	86,190,011
Restricted cash	13,540,675	3,575,006
Interest receivable	12,307,477	12,018,919
Receivable on unsettled trades - $150,661,777 and $0 pledged as collateral, respectively	152,509,963	-
Receivable under reverse repurchase agreements	43,318,750	27,475,000
Derivative assets, at fair value	35,633,143	55,060,075
Other assets	6,310,847	1,246,842
Due from broker	1,038,131	1,410,720
Total Assets	$3,891,449,748	$3,684,706,374

Liabilities
Repurchase agreements	$3,069,177,400	$2,891,634,416
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	42,866,016	27,477,188
Payable on unsettled trades	14,121,585	-
Interest payable	2,695,609	3,839,045
Derivative liabilities, at fair value	3,165,510	2,206,289
Dividend payable	17,024,351	17,020,893
Due to affiliates	4,161,526	4,645,297
Accrued expenses	1,779,814	1,395,183
Taxes payable	618,516	1,490,329
Due to broker	20,487,000	30,567,000
Total Liabilities	3,176,097,327	2,980,275,640

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,371,419 and 28,365,655 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	283,715	283,657
Additional paid-in capital	585,746,580	585,619,488
Retained earnings (deficit)	(31,891,879)	(42,686,416)
	715,352,421	704,430,734

Total Liabilities & Stockholders' Equity	$3,891,449,748	$3,684,706,374

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Net Interest Income
Interest income	$34,142,740	$38,617,716
Interest expense	6,146,587	6,875,962
	27,996,153	31,741,754

Other Income
Net realized gain	416,471	5,335,417
Income from linked transactions, net	4,259,130	5,838,219
Realized loss on periodic interest settlements of interest rate swaps, net	(6,307,857)	(5,272,343)
Unrealized gain/(loss) on real estate securities and loans, net	29,367,044	(17,711,381)
Unrealized gain/(loss) on derivative and other instruments, net	(19,180,715)	5,223,241
	8,554,073	(6,586,847)

Expenses
Management fee to affiliate	2,500,525	2,859,340
Other operating expenses	2,643,681	2,274,370
Equity based compensation to affiliate	81,073	114,528
Excise tax	500,000	500,000
	5,725,279	5,748,238

Income before provision for income taxes and equity in earnings/(loss) from affiliate	30,824,947	19,406,669
Provision for income taxes	-	(2,632,269)
Equity in earnings/(loss) from affiliate	361,295	(3,591)
Net Income	31,186,242	16,770,809

Dividends on preferred stock	3,367,354	3,367,354

Net Income Available to Common Stockholders	$27,818,888	$13,403,455

Earnings Per Share of Common Stock
Basic	$0.98	$0.49
Diluted	$0.98	$0.49

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,371,419	27,280,531
Diluted	28,373,794	27,402,305

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings	Total
Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	627,996	6,280	-	-	14,785,465	-	14,791,745
Grant of restricted stock and amortization of equity based compensation	4,630	46	-	-	138,636	-	138,682
Common dividends declared	-	-	-	-	-	(21,984,550)	(21,984,550)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net income	-	-	-	-	-	16,770,809	16,770,809
Balance at March 31, 2013	27,594,562	$275,946	$49,920,772	$111,293,233	$566,991,782	$72,489,380	$800,971,113

Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	5,764	58	-	-	127,092	-	127,150
Common dividends declared	-	-	-	-	-	(17,024,351)	(17,024,351)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net income	-	-	-	-	-	31,186,242	31,186,242
Balance at March 31, 2014	28,371,419	$283,715	$49,920,772	$111,293,233	$585,746,580	$(31,891,879)	$715,352,421

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$31,186,242	$16,770,809
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain	(416,471)	(5,335,417)
Net amortization of premium related to real estate securities	2,922,253	15,932,405
Unrealized losses from equity method investments	189,786	85,729
Unrealized (gains)/losses on linked transactions, net	253,779	(2,627,577)
Unrealized (gains)/losses on derivative and other instruments, net	19,180,715	(5,223,241)
Unrealized (gains)/losses on real estate securities and loans, net	(29,367,044)	17,711,381
Equity based compensation to affiliate	81,073	114,528
Equity based compensation expense	50,103	40,255
Change in operating assets/liabilities:
Interest receivable	(339,191)	(2,137,987)
Other assets	(252,628)	153,731
Due from broker	372,589	65,617
Interest payable	856,985	(1,126,877)
Due to affiliates	(483,771)	273,085
Accrued expenses	384,631	(888,834)
Due to broker	(871,813)	-
Taxes payable	-	2,632,269
Net cash provided by operating activities	23,747,238	36,439,876

Cash Flows from Investing Activities
Purchase of real estate securities	(240,437,084)	(837,247,918)
Purchase of residential mortgage loans	(35,075,171)	-
Purchase of commercial loans	(9,927,833)	(30,017,825)
Investment in affiliates	(11,358,666)	(7,440,948)
Purchase of securities underlying linked transactions	(22,064,245)	(138,537,664)
Proceeds from sale of real estate securities	29,794,180	537,088,261
Proceeds from sale of securities underlying linked transactions	9,678,945	-
Principal repayments on real estate securities	79,295,393	151,349,556
Principal repayments on securities underlying linked transactions	27,469,319	19,418,884
Receipt of premium for interest rate swaptions	433,750	-
Payment of premium for interest rate swaptions	(300,000)	-
Net payment made on reverse repurchase agreements	(15,844,597)	-
Net proceeds from sales of securities borrowed under reverse repurchase agreements	14,968,756	-
Net settlement of interest rate swaps	652,643	(788,274)
Net settlement of TBAs	-	(339,258)
Cash flows from other investing activities	(4,811,377)	-
Restricted cash provided by (used in) investment activities	(11,495,662)	144,000
Net cash used in investing activities	(189,021,649)	(306,371,186)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	14,791,745
Borrowings under repurchase agreements	5,267,402,235	7,222,663,377
Borrowings under repurchase agreements underlying linked transactions	464,748,879	969,747,380
Repayments of repurchase agreements	(5,089,859,251)	(7,152,256,219)
Repayments of repurchase agreements underlying linked transactions	(501,016,236)	(876,895,582)
Collateral received from (held by) derivative counterparty	(9,509,852)	3,710,000
Collateral received from repurchase counterparty	959,845	1,198,000
Dividends paid on common stock	(17,020,893)	(18,540,667)
Dividends paid on preferred stock	(3,367,354)	(3,367,354)
Net cash provided by financing activities	112,337,373	161,050,680

Net change in cash and cash equivalents	(52,937,038)	(108,880,630)
Cash and cash equivalents, Beginning of Period	86,190,011	149,594,782
Cash and cash equivalents, End of Period	$33,252,973	$40,714,152

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$7,274,129	$7,208,672
Cash paid for income tax	$1,372,482	$1,750,187
Real estate securities recorded upon unlinking of Linked Transactions	$26,753,471	$13,192,824
Repurchase agreements recorded upon unlinking of Linked Transactions	$21,013,315	$11,562,000
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$17,024,351	$21,984,550

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS assets types as “real estate securities”.

Commercial loans are secured by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates. Residential mortgage loans refer to performing, re-performing and non-performing loans secured by a first lien mortgage on residential mortgaged property located in any of the 50 states of the United States or in the District of Columbia. The Company refers to its commercial and residential mortgage loans as “mortgage loans” or “loans.”

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral would be included in a due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

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

Earnings per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income per share by dividing net income available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

March 31, 2014

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

When an investment security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain line item on the consolidated statement of operations.

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

Securities in an unrealized loss position at March 31, 2014 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

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

Accounting for mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

When the Company purchases mortgage loans that have shown evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those assets, it will apply the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

On at least a quarterly basis, the Company updates its estimate of the cash flows expected to be collected. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250 with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, are recognized as impairment.

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are generally accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings/(loss) from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

March 31, 2014

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

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes such securities. If actual and anticipated cash flows differ from previous estimates, the Company recognizes a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest only securities). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30. For purposes of income recognition, the Company aggregates loans that have common risk characteristics and use a composite interest rate and expectation of cash flows expected to be collected for the pool. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2014 and December 31, 2013, the Company has met all margin call requirements.

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company evaluates such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on its balance sheet with the corresponding interest income and interest expense in the statements of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The Company refers to these transactions as Linked Transactions. When or if a transaction is no longer considered to be linked, the real estate asset and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate asset as of the date of unlinking will become the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis.

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2014 and December 31, 2013, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

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

March 31, 2014

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remains sufficient to protect the Company in the event of default by the counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “net realized gain,” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on our consolidated statements of operations.

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

As a REIT, if the Company fails to distribute in any calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a nondeductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

Recent accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. A business or nonprofit activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard introduces several new disclosures, including a requirement to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. An entity must also reclassify the assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for the comparative periods presented in the statement of financial position. The Company has chosen to early adopt this standard in the current quarter.

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and effective yield of the Company’s real estate securities portfolio at March 31, 2014 and December 31, 2013. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table details the real estate securities portfolio as of March 31, 2014:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$272,447,062	$7,280,496	$279,727,558	$2,901,589	$(11,256)	$282,617,891	3.20%	2.55%
20 Year Fixed Rate	139,314,748	7,004,756	146,319,504	1,009,426	(2,070,113)	145,258,817	3.73%	2.86%
30 Year Fixed Rate	1,166,383,202	66,393,682	1,232,776,884	1,318,024	(20,206,331)	1,213,888,577	4.03%	3.25%
Fixed Rate CMO	97,000,000	995,313	97,995,313	-	(296,913)	97,698,400	3.00%	2.88%
ARM	458,475,998	(1,236,787)	457,239,211	1,349,896	(1,062,888)	457,526,219	2.42%	2.83%
Interest Only	756,169,856	(621,724,778)	134,445,078	5,843,842	(4,248,083)	136,040,837	4.94%	7.33%
Credit Investments:
Non-Agency RMBS	1,096,949,615	(137,889,476)	959,060,139	25,633,054	(4,353,838)	980,339,355	4.06%	5.48%
ABS	73,960,807	(834,763)	73,126,044	614,796	(79,811)	73,661,029	4.00%	4.64%
CMBS	85,491,967	(2,924,052)	82,567,915	2,611,986	(27,137)	85,152,764	4.76%	6.41%
Interest Only	52,357,700	(45,944,422)	6,413,278	-	(15,020)	6,398,258	1.85%	5.71%
Total	$4,198,550,955	$(728,880,031)	$3,469,670,924	$41,282,613	$(32,371,390)	$3,478,582,147	3.93%	4.01%

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

When an investment security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain line item on the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013	$1,380,045,456	$(22,505,105)	$188,271,916	$(9,866,285)
December 31, 2013	2,330,415,740	(43,557,831)	112,253,956	(6,879,851)

For the three months ended March 31, 2014 the Company recognized an OTTI charge of $0.6 million, which is included in net realized gain line item on the consolidated statement of operations. The Company recorded the $0.6 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. For the three months ended March 31, 2013, the Company recognized an OTTI charge of $1.1 million, which is included in net realized gain. The Company recorded the $1.1 million of OTTI as a result of an adverse change in cash flows on one security.

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

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of March 31, 2014:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$-	$-	-
Greater than one year and less than or equal to five years	346,450,124	343,353,264	3.09%	83,056,233	81,931,840	4.89%	440,571,472	429,360,454	3.90%
Greater than five years and less than or equal to ten years	1,775,308,966	1,794,514,157	3.58%	52,984,604	52,513,238	5.04%	613,282,937	599,581,305	3.89%
Greater than ten years	75,230,814	76,191,049	3.91%	-	-	-	91,696,997	92,225,617	5.37%
Total	$2,196,989,904	$2,214,058,470	3.51%	$136,040,837	$134,445,078	4.94%	$1,145,551,406	$1,121,167,376	4.02%

(1) For purposes of this table, Agency RMBS held as of March 31, 2014 represent Fixed Rate 15 Year, Fixed Rate 20 Year, Fixed Rate 30 Year, Fixed Rate CMO and ARM.

(2) For purposes of this table, Credit Investments held as of March 31, 2014 represent Non-Agency RMBS, ABS, CMBS and Interest Only.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

 The following table details weighted average life by Agency RMBS, Agency IO and Credit Investments as of December 31, 2013:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$5,406,120	$4,739,053	-	$5,227,857	$5,355,113	0.67%
Greater than one year and less than or equal to five years	292,921,980	292,010,291	3.12%	109,110,653	107,278,916	5.11%	367,316,237	359,557,150	4.29%
Greater than five years and less than or equal to ten years	1,514,649,739	1,534,246,672	3.50%	22,536,775	22,719,470	4.48%	513,581,646	504,612,828	3.74%
Greater than ten years	478,377,501	496,887,009	3.73%	-	-	-	122,688,082	125,176,870	5.56%
Total	$2,285,949,220	$2,323,143,972	3.50%	$137,053,548	$134,737,439	4.92%	$1,008,813,822	$994,701,961	4.14%

(1) For purposes of this table, Agency RMBS held as of December 31, 2013 represent Fixed Rate 15 Year, Fixed Rate 20 Year, Fixed Rate 30 Year and ARM.

(2) For purposes of this table, Credit Investments held as of December 31, 2013 represent Non-Agency RMBS, ABS, CMBS and Interest Only.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

During the three months ended March 31, 2014, the Company sold 3 securities for total proceeds of $29.8 million, with an additional $152.5 million of proceeds on 7 unsettled security sales as of quarter end, recording realized gains of $0.7 million and realized losses of $0.7 million, respectively.

During the three months ended March 31, 2013, the Company sold 20 securities for total proceeds of $537.1 million, with an additional $125.0 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $8.2 million and realized losses of $3.6 million, inclusive of related tax provisions.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

During the three months ended March 31, 2014, the Company invested in credit sensitive commercial real estate assets through affiliated entities, and applies the equity method of accounting for such investments. As of March 31, 2014, the investments have a fair market value of $28.0 million and a weighted average yield of 11.93%. The Company has presented these investments separately on the consolidated balance sheet as part of the “Investment in affiliates” line item, and statement of operations as a component of “Equity in earnings/(loss) from affiliate.”

4. Loans

Residential Mortgage Loans

During the three months ended March 31, 2014, the Company acquired a residential mortgage loan portfolio with an aggregate unpaid principal balance and cost of $59.0 million and $35.1 million, respectively, which was financed by drawing $19.0 million on its loan repurchase facility. See Note 6 for further detail on the Company’s loan repurchase facility. The Company refers to this loan pool acquisition as Pool A. The $59.0 million of unpaid principal balance represents the contractually required payments receivable on this pool, and the Company expects to collect $52.2 million of cash flows.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of March 31, 2014:

	Unpaid Principal	Premium		Gross Unrealized (1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Pool A (2)	$59,046,267	$(23,722,567)	$35,323,700	$-	$(383,927)	$34,939,773	5.05%	8.51%	5.82

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

 (2) Pool A is comprised of re-performing and non-performing loans with unpaid principal balances of $33.7 million and $25.3 million, respectively.

The Company did not hold any residential mortgage loans as of December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

As of March 31, 2014, the mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

Concentration of Credit Risk	March 31, 2014	December 31, 2013
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	95%	-
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	28%	-
Massachusetts	6%	-
New Jersey	6%	-

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of the discount for Pool A for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Beginning Balance	$-	$-
Additions	17,159,216	-
Accretion	(243,898)	-
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Ending Balance	$16,915,318	$-

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio at March 31, 2014. The Company did not hold any commercial loans as of December 31, 2013.

The following table details the Company’s commercial loan portfolio as of March 31, 2014:

		Premium		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$10,000,000	$(72,167)	$9,927,833	$72,167	$-	$10,000,000	12.50%	14.94%	2.37

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

During the year ended December 31, 2013, the Company received $37.0 million of proceeds from sale and pay-off of certain commercial loans, recording realized gains of $0.1 million and realized losses of $0.2 million. The Company did not have any commercial loan sales during the three months ended March 31, 2014.

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

March 31, 2014

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

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For swaps cleared under the Dodd Frank Act, a Central Clearing Counterparty (“CCP”) now stands between the Company and its over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with FCMs. The Company records its derivative asset and liability positions on a gross basis.

The fair value of the Company's mortgage loans considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, reperformance rates, loss severity (considering mortgage insurance) and prepayment rates. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2014:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$282,617,891	$-	$282,617,891
20 Year Fixed Rate	-	145,258,817	-	145,258,817
30 Year Fixed Rate	-	1,213,888,577	-	1,213,888,577
Fixed Rate CMO	-	97,698,400	-	97,698,400
ARM	-	457,526,219	-	457,526,219
Interest Only	-	136,040,837	-	136,040,837
Credit Investments:
Non-Agency RMBS	-	599,094,406	381,244,949	980,339,355
ABS	-	-	73,661,029	73,661,029
CMBS	-	47,227,819	37,924,945	85,152,764
Interest Only	-	-	6,398,258	6,398,258
Residential mortgage loans	-	-	34,939,773	34,939,773
Commercial loans	-	-	10,000,000	10,000,000
Linked transactions	-	32,036,913	9,911,059	41,947,972
Derivative assets	-	35,633,143	-	35,633,143
Total Assets Carried at Fair Value	$-	$3,047,023,022	$554,080,013	$3,601,103,035

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements	$(42,866,016)	$-	$-	$(42,866,016)
Derivative liabilities	-	(3,165,510)	-	(3,165,510)
Total Liabilities Carried at Fair Value	$(42,866,016)	$(3,165,510)	$-	$(46,031,526)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013.

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$447,599,832	$-	$447,599,832
20 Year Fixed Rate	-	147,057,246	-	147,057,246
30 Year Fixed Rate	-	1,229,504,747	-	1,229,504,747
ARM	-	461,787,395	-	461,787,395
Interest Only	-	137,053,548	-	137,053,548
Credit Investments:
Non-Agency RMBS	-	534,377,006	309,840,562	844,217,568
ABS	-	-	71,344,784	71,344,784
CMBS	-	62,954,692	23,972,043	86,926,735
Interest Only	-	-	6,324,735	6,324,735
Commercial loans	-	-	-	-
Linked transactions	-	34,778,728	14,723,169	49,501,897
Derivative assets	-	55,060,075	-	55,060,075
Total Assets Carried at Fair Value	$-	$3,110,173,269	$426,205,293	$3,536,378,562

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements	$(27,477,188)	$-	$-	$(27,477,188)
Derivative liabilities	-	(2,206,289)	-	(2,206,289)
Total Liabilities Carried at Fair Value	$(27,477,188)	$(2,206,289)	$-	$(29,683,477)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2014 and March 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

March 31, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-
Purchases	75,858,929	3,022,000	-	-	35,075,171	9,927,833	1,640,500
Reclassification of security type (2)	7,507,855	6,562,500	12,683,116	-	-	-	(5,740,156)
Proceeds from sales	(10,779,244)	-	-	-	-	-	-
Proceeds from settlement	(4,119,236)	(7,566,041)	(206,807)	-	-	-	(1,140,885)
Total net gains/(losses) (3)
Included in net income	2,936,083	297,786	1,476,593	73,523	(135,398)	72,167	428,431
Included in other comprehensive income (loss)	-	-	-	-	-	-	-
Ending Balance	$381,244,949	$73,661,029	$37,924,945	$6,398,258	$34,939,773	$10,000,000	$9,911,059

Change in unrealized appreciation/depreciation for level 3 assets still held as of March 31, 2014 (4)	$2,972,279	$297,786	$1,476,593	$73,523	$(135,398)	$72,167	$372,793

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occurring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income from linked transactions, net	$428,431
Unrealized gain/(loss) on real estate securities and loans, net	4,989,665
Net realized gain	(268,911)
Total	$5,149,185

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income from linked transactions, net	$372,793
Unrealized gain/(loss) on real estate securities and loans, net	4,756,950
Total	$5,129,743

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

Three Months Ended

March 31, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	22,854,307	27,993,404	-	7,048,720	30,017,825	2,658,169
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(88,968,242)	(28,086,094)	-	-	-	-
Proceeds from settlement	(3,056,564)	(15,345,928)	(58,631)	-	-	(1,201,543)
Total net gains/ (losses) (3)
Included in net income	6,516,109	(7,932)	338,441	(142,490)	(17,825)	261,366
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$192,389,167	$18,490,547	$34,346,520	$6,906,230	$30,000,000	$8,143,675

Change in unrealized appreciation/depreciation for level 3 assets still held as of March 31, 2013 (4)	$2,733,774	$84,376	$338,441	$(142,490)	$(17,825)	$261,366

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification from a linked transaction to a real estate security due to event occuring which breaks the link.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income from linked transactions, net	$261,366
Unrealized gain/(loss) on real estate securities and loans, net	2,265,711
Interest income	542,084
Net realized gain	3,878,508
Total	$6,947,669

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income from linked transactions, net	$261,366
Unrealized gain/(loss) on real estate securities and loans, net	2,454,192
Interest income	542,084
Total	$3,257,642

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2014 and March 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.22% - 8.15% (4.83%)
			Projected Collateral Prepayments	0.00% - 12.00% (5.34%)
Non Agency RMBS	$381,244,949	Discounted Cash Flow	Projected Collateral Losses	0.00% - 30.00% (6.78%)
			Projected Collateral Severities	0.00% - 80.00% (55.70%)
ABS	$73,661,029	Discounted Cash Flow	Yield	3.72% - 8.67% (4.64%)
			Yield	4.88% - 6.21% (5.49%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
CMBS	$37,924,945	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.70% - 5.72% (5.71%)
Interest Only	$6,398,258	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$34,939,773	Market Comparable	Yield	8.51% - 8.51% (8.51%)
Commercial Loans	$10,000,000	Market Comparable	Yield	14.94% - 14.94% (14.94%)
			Yield	3.85% - 9.01% (4.66%)
			Projected Collateral Prepayments	4.00% - 12.00% (8.31%)
Linked Transactions*	$9,911,059	Discounted Cash Flow	Projected Collateral Losses	5.00% - 18.00% (12.68%)
			Projected Collateral Severities	30.00% - 70.00% (45.15%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS.

Asset Class	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.35% - 13.99% (5.13%)
			Projected Collateral Prepayments	0.00% - 12.00% (3.51%)
Non Agency RMBS	$309,840,562	Discounted Cash Flow	Projected Collateral Losses	0.00% - 30.00% (7.93%)
			Projected Collateral Severities	0.00% - 80.00% (60.40%)
ABS	$71,344,784	Discounted Cash Flow	Yield	3.78% - 5.39% (4.07%)
			Yield	4.88% - 5.75% (5.51%)
CMBS	$23,972,043	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Interest Only	$6,324,735	Discounted Cash Flow	Yield	5.70% - 5.72% (5.71%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Linked Transactions*	$14,723,169	Discounted Cash Flow	Yield	3.85% - 9.01% (4.71%)
			Projected Collateral Prepayments	0.00% - 12.00% (2.43%)
			Projected Collateral Losses	0.00% - 30.00% (12.83%)
			Projected Collateral Severities	0.00% - 80.00% (41.37%)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

Also as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, specialized third party valuation service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

6. Repurchase Agreements

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term. The carrying amount of the Company’s repurchase agreements approximates fair value as the debt is short-term in nature. The Company maintains the beneficial interest in the specific assets pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of March 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,850,181,064	0.79%	10.45%
31-60 days	699,707,714	0.61%	7.37%
61-90 days	258,749,660	0.49%	5.83%
Greater than 90 days	241,500,000	1.56%	13.68%
Total / Weighted Average	$3,050,138,438	0.78%	9.61%

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2013:

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table presents certain information regarding the Company’s repurchase agreements secured by residential mortgage loans as of March 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Repurchase Rate	Weighted Average Funding Cost	Weighted Average Haircut
30 days or less	$-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	19,038,962	3.25%	3.60%	37.66%
Total / Weighted Average	$19,038,962	3.25%	3.60%	37.66%

The Company did not hold any residential mortgage loans or related repurchase agreements as of December 31, 2013.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Repurchase agreements secured by Agency RMBS	$2,171,778,100	$2,104,691,819
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	2,310,785,213	2,235,331,133
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	878,360,338	786,942,597
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	1,131,466,636	1,008,813,822
Repurchase agreements secured by Residential Mortgage Loans	19,038,962	-
Fair Value of Residential Mortgage Loans pledged as collateral under repurchase agreements	29,933,511	-
Fair Value of Other Assets pledged	607,785	-
Cash pledged (i.e., restricted cash) under repurchase agreements	2,202	962,047

The following table presents both gross information and net information about repurchase agreements eligible for offset in the statement of financial position as of March 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$3,069,177,400	$-	$3,069,177,400	$3,069,177,400	$-	$-

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

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 30 counterparties, under which it had outstanding debt with 23 and 24 counterparties at March 31, 2014 and December 31, 2013, respectively, on a GAAP basis.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

At March 31, 2014 the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse	$75,150,875	41	10.5%
Wells Fargo Bank, N.A	49,862,056	115	7.1%
Merrill Lynch, Pierce, Fenner & Smith	49,250,652	35	6.9%
Royal Bank of Scotland	46,048,400	142	6.4%
JP Morgan	39,835,254	313	5.6%

In addition to the amounts at risk in the table above, at March 31, 2014, the Company had repurchase agreements with Credit Suisse, Royal Bank of Scotland and JP Morgan determined to be linked. The amounts at risk including linked transactions are $82.1 million, $54.1 million and $41.2 million, respectively, with weighted average maturities of 41, 147 and 309 days, respectively, representing approximately 11.5%, 7.6% and 5.8% of stockholders’ equity, respectively.

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

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30 million and unrestricted cash of not less than $5 million. As of March 31, 2014, the Company had $106.5 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”) with Wells Fargo Bank, National Association, (“Wells Fargo”) to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. As of March 31, 2014, the Company had $19.0 million of debt outstanding under the WFB1 Repurchase Agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that require, as of the last business day of each quarter and on any funding date, the Company and AG MIT WFB1 to maintain (i) their Total Indebtedness to their Adjusted Tangible Net Worth at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $ 430 million; and (iii) at all times, Liquidity of not less than $30 million and unrestricted cash of not less than $5 million.

The Company’s master repurchase agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At March 31, 2014 and December 31, 2013, the Company had repurchase agreements of $186.6 million and $222.8 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

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

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at March 31, 2014 and December 31, 2013.

Derivative Instrument	Designation	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(2,680,444)	$(1,439,688)
Interest rate swaps, at fair value	Non-Hedge	Derivative assets, at fair value	34,970,918	54,418,115
Swaptions, at fair value	Non-Hedge	Derivative liabilities, at fair value	(257,447)	(559,858)
Swaptions, at fair value	Non-Hedge	Derivative assets, at fair value	531,750	641,960
TBAs	Non-Hedge	Derivative liabilities, at fair value	(227,619)	-
TBAs	Non-Hedge	Derivative assets, at fair value	118,205	-
IO Index, at fair value	Non-Hedge	Derivative assets, at fair value	12,270	-
MBS Options, at fair value	Non-Hedge	Derivative liabilities, at fair value	-	(206,743)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	41,947,972	49,501,897

The following table summarizes information related to derivatives:

	March 31, 2014	December 31, 2013
Non-hedge derivatives:
Notional amount of Interest Rate Swap Agreements (1)	$1,930,000,000	$2,145,000,000
Net notional amount of Swaptions	172,000,000	115,000,000
Notional amount of Linked Transactions (2)	246,612,695	291,734,071

(1) Includes forward starting swaps with a notional of $100.0 million as of December 31, 2013.

(2) This represents the current face of the securities comprising linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended
	Statement of Operations Location	March 31, 2014	March 31, 2013
Non-hedge derivatives gain (loss):
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(18,463,039)	$5,091,011
Interest rate swaps, at fair value	Net realized gain	619,643	(788,274)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(119,049)	-
Swaptions, at fair value	Net realized gain	445,000	-
TBAs	Unrealized gain/(loss) on derivative and other instruments, net	(109,414)	132,230
TBAs	Net realized gain	-	(339,258)
IO Index, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(34,606)	-
IO Index, at fair value	Net realized gain	129,761	-
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	38,774	-
MBS Options, at fair value	Net realized gain	19,531	-
Linked transactions	Income from linked transactions, net	4,259,130	5,838,219
Linked transactions	Net realized gain	(132,389)	339,669
Short positions in U.S. Treasurys	Unrealized gain/(loss) on derivative and other instruments, net	(493,381)	-

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the statement of financial position as of March 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$228,164,945	$(186,578,959)	$41,585,986	$(41,585,986)	$-	$-

Receivable Under Reverse Repurchase Agreements	$43,318,750	$-	$43,318,750	$42,866,016	$-	$452,734

Derivative Assets (2)
Interest Rate Swaps	$41,595,895	$-	$41,595,895	$-	$20,477,974	$21,117,921
Interest Rate Swaptions	531,750	-	531,750	-	-	531,750
TBAs	118,205	-	118,205	-	-	118,205
IO Index	12,271	-	12,271	-	-	12,271
Total Derivative Assets	$42,258,121	$-	$42,258,121	$-	$20,477,974	$21,780,147

Derivative Liabilities
Interest Rate Swaps	$(1,580,833)	$-	$(1,580,833)	$-	$-	$(1,580,833)
Interest Rate Swaptions	(257,447)	-	(257,447)	-	-	(257,447)
TBAs	(227,619)		(227,619)	(227,619)	-	-
Total Derivative Liabilities	$(2,065,899)	$-	$(2,065,899)	$(227,619)	$-	$(1,838,280)

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $228,164,945, repurchase agreements of $186,578,959 and net accrued interest of $361,986 for a total of $41,947,972.

(2) Included in Derivative Assets on the consolidated balance sheet is $42,258,121 less accrued interest of $(6,624,978) for a total of $35,633,143.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(2,065,899) plus accrued interest of $(1,099,611) for a total of $(3,165,510).

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(1,866,666) less accrued interest of $(329,623) for a total of $(2,206,289).

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016	$160,000,000	0.85%	0.23%	2.16
2017	175,000,000	0.98%	0.24%	3.55
2018	405,000,000	1.17%	0.24%	4.23
2019	275,000,000	1.29%	0.23%	5.36
2020	450,000,000	1.62%	0.24%	6.00
2022	50,000,000	1.69%	0.24%	8.43
2023	340,000,000	2.49%	0.23%	9.31
2024	55,000,000	2.75%	0.24%	9.93
2028	20,000,000	3.47%	0.23%	14.72
Total/Wtd Avg	$1,930,000,000	1.56%	0.24%	5.84

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016*	$260,000,000	0.62%	0.71%	2.63
2017	275,000,000	1.02%	0.24%	3.83
2018	490,000,000	1.15%	0.24%	4.43
2019	260,000,000	1.27%	0.25%	5.64
2020	450,000,000	1.62%	0.24%	6.25
2022	50,000,000	1.69%	0.24%	8.68
2023	340,000,000	2.49%	0.24%	9.56
2028	20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg	$2,145,000,000	1.43%	0.30%	5.67

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

The following table presents information about the Company’s TBAs for the three months ended March 31, 2014 and March 31, 2013:

For the Three Months Ended March 31, 2014
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$147,000,000	$(147,000,000)	$-	$-	$(109,414)	$118,205	$(227,619)

For the Three Months Ended March 31, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$210,000,000	$(210,000,000)	$40,000,000	$41,139,064	$(41,144,531)	$412,703	$(418,170)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument. Changes in market value are recorded together with net interest income in the “Income from linked transactions, net” line item on the consolidated statement of operations. When, or if a transaction is no longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest.

Certain of the Company’s Linked Transactions became unlinked during the periods presented. For the three months ended March 31, 2014 Non-Agency RMBS, ABS and CMBS with security fair values of $7.5 million, $6.6 million and $12.7 million, respectively, and the related repurchase agreement borrowings of $6.4 million, $4.9 million and $9.7 million, respectively, were unlinked, and the Company recorded net realized losses of $0.2 million, from the unlinking of the Linked Transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

For the three months ended March 31, 2013 a Non-Agency RMBS with a security fair value of $13.2 million and the related repurchase agreement borrowing of $11.6 million were unlinked. For the three months ended March 31, 2013, the Company had net realized gains of $0.3 million, respectively, from the unlinking of the Linked Transactions.

The following table presents certain information related to the securities and repurchase agreements accounted for as a part of linked transactions for the three months ended March 31, 2014:

					For the Three Months Ended March 31, 2014						Repurchase Agreement Data
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$236,612,695	$211,115,545	$218,648,145	365,615	$4,368,207	$(377,808)	$35,033	$4,025,432	3.70%	5.76	$180,103,626	1.89%	0.16
CMBS	10,000,000	9,278,989	9,516,800	(3,629)	144,702	124,029	(167,422)	101,309	0.40%	1.04	6,475,333	1.56%	0.06
Total	$246,612,695	$220,394,534	$228,164,945	$361,986	$4,512,909	$(253,779)	$(132,389)	$4,126,741	3.57%	5.57	$186,578,959	1.88%	0.16

The following table presents certain information related to the securities and repurchase agreements accounted for as a part of linked transactions for the three months ended March 31, 2013:

					For the Three Months Ended March 31, 2013						Repurchase Agreement Data
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$496,559,104	$448,887,608	$459,268,058	$1,322,686	$3,052,876	$2,169,017	$339,669	$5,561,562	4.93%	5.94	$360,317,253	2.00%	0.06
CMBS	18,870,000	17,716,566	18,104,280	37,279	157,766	458,560	-	616,326	2.87%	4.75	14,878,000	1.29%	0.06
Total	$515,429,104	$466,604,174	$477,372,338	$1,359,965	$3,210,642	$2,627,577	$339,669	$6,177,888	4.85%	5.90	$375,195,253	1.97%	0.06

At March 31, 2014, the Company had real estate securities with a fair value of $6.9 million pledged as collateral against its derivatives and had $20.5 million of net cash received as collateral against its derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $228.2 million as collateral against the related linked repurchase agreements.

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

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of March 31, 2014 and December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $42.9 million and $27.5 million, respectively and a notional amount of $43.0 and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of March 31, 2014 and December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 7.5 years and 6.6 years, respectively. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $43.3 million and $27.5 million at March 31, 2014 and December 31, 2013, respectively, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of March 31, 2014 and December 31, 2013, the reverse repurchase agreements had a weighted average maturity of April 2, 2014 and January 3, 2014, respectively. The Company had no short positions in U.S. Treasury securities as of March 31, 2013. Refer to the table above for detail on realized and unrealized gains and losses recognized for the three months ended March 31, 2014 and March 31, 2013.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

As of March 31, 2014 and March 31, 2013, the Company’s outstanding warrants and unvested shares of restricted common stock were as follows:

	March 31, 2014	March 31, 2013
Warrants	1,007,500	1,207,500
Restricted stock granted to the Manager	6,710	20,126
Restricted stock granted to the independent directors	2,500	4,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. During the three months ended March 31, 2014, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. During the three months ended March 31, 2013, the average market value per share of the Company's common stock was above the exercise price of the warrants, and therefore the warrants were included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of these shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$27,818,888	$13,403,455

Denominator:
Basic weighted average common shares outstanding	28,371,419	27,280,531
Dilutive effect of manager and director restricted stock and warrants	2,375	121,774
Dilutive weighted average common shares outstanding	28,373,794	27,402,305

Basic Earnings/(Loss) Per Share of Common Stock:	$0.98	$0.49
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.98	$0.49

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

A domestic TRS is subject to federal, state and local corporate income taxes. During the three months ended March 31, 2013, the Company recognized an income tax provision of $2.6 million related to the income and sale of investments held within AG MITT RMAT 2013, LLC and AG MITT RMAT 2013 II, LLC. The Company did not record an income tax provision or expense for the three months ended March 31, 2014.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2014 and December 31, 2013. The Company’s federal income tax return for the 2013, 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

For the three months ended March 31, 2014 and March 31, 2013, the Company incurred management fees of approximately $2.5 million and $2.9 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2014 and December 31, 2013, no event of termination of the management agreement had occurred.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three months ended March 31, 2014 and March 31, 2013, the Company has expensed into Other operating expenses $1.7 million and $1.3 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for these periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s four initial independent directors under the Equity Incentive Plan, pursuant to which each of the four initial independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock were granted on September 1, 2013 to Mr. Ainsberg under the Equity Incentive Plan. These shares will vest on July 6, 2014. On March 10, 2014, the Board of Directors approved the accelerated vesting of the remaining 500 shares of the Company’s common stock held by James Voss on April 30, 2014, the date Mr. Voss is expected to complete his service to the Company as an independent director.

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of March 31, 2014, 214,528 shares of common stock are available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

The Company also pays a $90,000 annual base director’s fee to each independent director. Base director’s fees are paid two-thirds in cash and one-third in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred during the time of service as an independent member of the Company’s board.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At March 31, 2014, approximately $549.5 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of the common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2014, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of March 31, 2014, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2014, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

For the three months ended March 31, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 11,371 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the three months ended March

31, 2013, warrants were exercised by the cash exercise option, which resulted in the issuance of 146,250 shares of common stock for proceeds to the Company of $3.0 million. No warrants were exercised during the three months ended March 31, 2014.

During the quarter ended March 31, 2014, the Company declared a quarterly dividend to common stockholders totaling $17.0 million, or $0.60 per share, which was paid on April 28, 2014. During the quarter ended March 31, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.0 million, or $0.80 per share, which was paid on April 26, 2013.

During the three months ended March 31, 2014, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on March 17, 2014 to stockholders of record as of February 28, 2014. During the quarter ended March 31, 2013, the board of directors declared a distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on March 18, 2013 to stockholders of record as of February 28, 2013.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at March 31, 2014.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 001-35151), which is available on the Securities and Exchange Commission’s website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All written or oral forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice. We expressly disclaim any obligation to update the information in any public disclosure if any forward-looking statement later turns out to be inaccurate, except as may otherwise be required by law.

Our Company

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

The majority of our portfolio remains invested in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial and residential mortgage loans, including non-performing and re-performing residential mortgage loans. We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans. We anticipate a continued gradual migration of our portfolio towards credit assets and loans.

As of March 31, 2014 and per our GAAP consolidated balance sheet, we have a $3.5 billion investment portfolio comprised of securities and loans, which consists of $2.3 billion, or 66.2%, of Agency RMBS and $1.2 billion, or 33.8%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions and investments held within affiliated entities is $3.8 billion, which consists of $2.3 billion, or 61.7%, of Agency RMBS and $1.4 billion, or 38.3%, of assets in our credit portfolio. Refer to Item 7 for a discussion on linked transactions. We also entered into $1.9 billion notional amount of interest rate swaps and $172.0 million notional of interest rate swaptions as of March 31, 2014. This compares with a $3.4 billion investment portfolio as of December 31, 2013, which consisted of $2.4 billion, or 70.6%, of Agency RMBS and $1.0 billion, or 29.4%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions was $3.7 billion, which consisted of $2.4 billion, or 65.4%, of Agency RMBS and $1.3 billion, or 34.6%, of assets in our credit portfolio. We also entered into $2.1 billion notional amount of interest rate swaps and $115.0 million notional of interest rate swaptions as of December 31, 2013.

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

Market and interest rate trends

In September 2012, the U.S. Federal Reserve announced a third round of quantitative easing, known as QE3, pursuant to which it would purchase additional Agency RMBS at a pace of $40 billion per month until further notice. The Federal Reserve also announced that it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new purchases of Agency RMBS until the employment rate, among other economic indicators, showed signs of improvement. The Federal Reserve further stated that it would maintain the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which was six months longer than previously announced.

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

In December 2013, the FOMC announced that it would begin the tapering process, with a reduction in the pace of its asset purchases by $10 billion per month beginning in January 2014. The $10 billion reduction was split evenly between Agency RMBS and U.S. Treasury securities. In January 2014 the FOMC announced an additional $10 billion reduction in the pace of its Agency RMBS and U.S. Treasury security purchase plan, which reduction was set to begin in February 2014. The FOMC meeting statement in March 2014 included an announcement of the third $10 billion reduction set to begin in April 2014. The third reduction was again split evenly between Agency RMBS and U.S. Treasury securities. As of April 2014, the Federal Reserve’s planned monthly purchases total $25 billion in Agency RMBS and $30 billion in U.S. Treasury securities, thus marking a total decrease of monthly purchases from $85 billion to $55 billion. In April, the Federal Reserve announced a plan to reduce the monthly purchases by an additional $10 billion in May 2014. The March 2014 statement also indicated that the FOMC anticipates maintaining the current target range for the fed funds rate of 0%-0.25% for a considerable period of time after the end of the asset purchase program, subject to projected inflation running below the committee’s 2% long-run goal. Although the market generally anticipated the additional tapering announced in March, many market participants appeared to be caught off-guard when chairperson Janet Yellen indicated that the Federal Reserve could begin to raise interest rates as soon as six months after the wind down of the asset purchase program. Ten-year notes closed the day roughly 10bps higher than the previous day at 2.773%, while 5-year notes closed the day approximately 15bps higher than the previous day at 1.708%.

The first quarter of 2014 was a generally positive one for the credit markets, with the Non-Agency RMBS, ABS and CMBS markets all benefitting from positive technicals and fundamentals. The legacy Non-Agency RMBS and CMBS markets continue to shrink and although new issue volumes remain robust year-to-date neither market has yet experienced positive net supply since the financial crisis. During the first quarter these markets were largely immune to the periods of broader market volatility stemming from geopolitical issues experienced by the equity markets.

Despite the recent increase in mortgage rates, we remain optimistic about the prospects for moderate home price appreciation over the long term. Currently, the U.S. housing market benefits from favorable supply/demand dynamics, historically low mortgage rates, an increase in household formation and an influx of capital into the real estate-owned rental strategy. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years. Furthermore, we believe the deep dislocations that occurred in these markets may result in an “over-correction” in pricing, creating a potential opportunity for us to capitalize on these market dislocations.

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

Recent Government Activity

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), as well as a bipartisan group of eight co-sponsors introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. As drafted, the Corker-Warner Bill has three key provisions:

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

In the event losses due to defaults on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting and transparency requirements.

As proposed, the Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

On July 11, 2013, U.S. Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the Federal Housing Finance Authority and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility, the mission of which would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration, tailoring its mission specifically to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.

On March 16, 2014, Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a bipartisan bill, the “Housing Finance Reform and Taxpayer Protection Act of 2014” (S. 1217), proposing a framework for housing finance reform (the "Johnson-Crapo Bill"), which is generally based on the Corker-Warner Bill. The Johnson-Crapo Bill calls for Fannie Mae and Freddie Mac to be eventually dissolved over five years and replaced with well-capitalized, private entities that would securitize qualifying single-family and multifamily mortgages with an explicitly priced government guarantee provided by the FMIC.

Under the Johnson-Crapo Bill, the FMIC’s mission would be to regulate the entire secondary mortgage market, insure investors against catastrophic losses on qualifying mortgage-backed securities and ensure a liquid and resilient mortgage market. For single-family mortgages, private entities would need to cover at least the first 10% of losses on mortgage-backed securities through private risk-share agreements or through the use of an approved, well-capitalized private guarantor before the FMIC would pay any claims. The FMIC would charge an appropriate guarantee fee to cover expected losses, plus a capital buffer of 2.5%. Fees would be kept in a mortgage insurance fund to handle incoming claims, backed by the full faith and credit of the U.S. government.

The Corker-Warner Bill and the Johnson-Crapo Bill are quite similar, given that the Johnson-Crapo Bill uses the Corker-Warner Bill as its starting point. The main difference is that Fannie Mae and Freddie Mac would move from conservatorship into receivership (and ultimately wind down) in the Johnson-Crapo Bill, which would result in Fannie Mae and Freddie Mac obligations carrying an explicit government guarantee.

There is no way to know if any of these proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current drafts of these bills. It is also unclear how these proposals would impact housing finance, and what impact, if any, they would have on mortgage REITs. We believe that potential investment opportunities may arise as the evolution of the housing finance market continues.

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the Constant Prepayment Rate, (“CPR”), on our RMBS, amongst others. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our RMBS.

See the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 001-35151), which is available on the Securities and Exchange Commission’s website at www.sec.gov, for additional factors that may impact our operating results.

Investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, ABS, CMBS, residential and commercial mortgage loans and other real estate-related assets. For the period from our IPO to December 31, 2011, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio.

In 2013, we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first part of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We have since then reduced our hedging activity and rotated into shorter duration Agency RMBS. During the first quarter of 2014 we continued to undergo a gradual asset rotation within our Agency RMBS portfolio, as well as opportunistically increase our exposure to credit securities and loans. We will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

We finance our investments in real estate securities and residential mortgage loans primarily through short-term borrowings structured as repurchase agreements. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements and interest rate swaptions agreements, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

As discussed in Note 2 to our financial statements, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the statement of operations. Throughout Item 2, where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have shown the repurchase agreements inclusive of those treated as linked transactions for GAAP along with reconciliation to GAAP. The presentation inclusive of linked transactions is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities and investment in affiliates to securities on a GAAP basis as of March 31, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$272,447,062	$279,727,558	$2,890,333	$282,617,891	3.20%	4.58
20 Year Fixed Rate	139,314,748	146,319,504	(1,060,687)	145,258,817	3.73%	6.78
30 Year Fixed Rate	1,166,383,202	1,232,776,884	(18,888,307)	1,213,888,577	4.03%	9.35
Fixed Rate CMO	97,000,000	97,995,313	(296,913)	97,698,400	3.00%	6.71
ARM	458,475,998	457,239,211	287,008	457,526,219	2.42%	5.80
Interest Only	756,169,856	134,445,078	1,595,759	136,040,837	4.94%	4.62
Credit Investments:
Non-Agency RMBS
Prime	363,850,769	310,796,537	12,228,643	323,025,180	5.00%	7.21
Alt A	488,151,501	410,895,001	4,684,318	415,579,319	4.19%	7.55
Subprime	245,310,062	214,357,043	10,908,063	225,265,106	2.24%	6.16
Senior Short Duration	236,249,978	234,127,103	990,792	235,117,895	3.89%	1.75
ABS	73,960,807	73,126,044	534,985	73,661,029	4.00%	2.42
CMBS	153,454,360	114,236,111	3,877,787	118,113,898	4.31%	5.13
Interest Only	822,640,664	11,021,490	(21,779)	10,999,711	0.48%	3.47
Total: Non-GAAP Basis	$5,273,409,007	$3,717,062,877	$17,730,002	$3,734,792,879	3.39%	6.06

Linked Transactions	$246,612,695	$220,394,534	$7,770,411	$228,164,945	3.57%	5.57

Investment in Affiliates	$828,245,357	$26,997,419	$1,048,368	$28,045,787	0.38%	3.72

Total: GAAP Basis	$4,198,550,955	$3,469,670,924	$8,911,223	$3,478,582,147	3.93%	6.55

(1) Principal only securities are excluded from this calculation.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities and investment in affiliates to securities on a GAAP basis as of December 31, 2013:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$435,843,408	$448,753,294	$(1,153,462)	$447,599,832	3.13%	5.23
20 Year Fixed Rate	142,296,219	149,612,863	(2,555,617)	147,057,246	3.73%	7.15
30 Year Fixed Rate	1,191,781,474	1,260,313,424	(30,808,677)	1,229,504,747	4.03%	9.87
ARM	466,047,819	464,464,391	(2,676,996)	461,787,395	2.43%	5.99
Interest Only	736,263,003	134,737,439	2,316,109	137,053,548	4.92%	4.21
Credit Investments:
Non-Agency RMBS
Prime	346,425,724	292,304,133	8,054,140	300,358,273	5.29%	7.29
Alt A	430,704,396	363,930,844	1,523,499	365,454,343	4.18%	7.77
Subprime	259,658,751	225,028,604	11,799,226	236,827,830	2.21%	5.76
Senior Short Duration	183,927,750	181,924,138	182,106	182,106,244	3.85%	1.96
ABS	71,326,847	71,011,190	333,594	71,344,784	3.82%	1.56
CMBS	155,578,972	130,603,062	1,765,402	132,368,464	4.21%	3.61
Interest Only	489,291,846	9,272,985	(281,670)	8,991,315	1.85%	4.29
Total: Non-GAAP Basis - Including Linked Transactions	$4,909,146,209	$3,731,956,367	$(11,502,346)	$3,720,454,021	3.89%	6.43

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	5.14

Investment in Affiliates	$469,814,344	$15,137,928	$1,238,153	$16,376,081	0.60%	3.65

Total: GAAP Basis	$4,147,597,794	$3,452,583,372	$(20,766,782)	$3,431,816,590	3.94%	6.74

(1) Principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities and investments in affiliates as of March 31, 2014. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Pre 2005	123,371,511	111,278,994	6,369,632	117,648,626	2.48%	5.89
2005	283,459,310	244,653,488	2,206,009	246,859,497	3.80%	7.97
2006	256,579,186	208,946,237	9,161,244	218,107,481	3.58%	6.26
2007	275,394,974	217,303,549	9,761,327	227,064,876	4.20%	4.96
2008	16,424,000	13,355,737	413,997	13,769,734	7.00%	13.17
2011	31,551,000	31,878,951	(352,371)	31,526,580	6.00%	9.85
2012	162,992,539	114,904,523	1,899,252	116,803,775	3.98%	5.86
2013	805,324,660	345,711,700	3,175,319	348,887,019	2.11%	3.72
2014	428,520,961	80,526,150	568,400	81,094,550	0.74%	3.79
Total: Non-GAAP Basis - Including Linked Transactions	$2,383,618,141	$1,368,559,329	$33,202,809	$1,401,762,138	2.77%	5.06

Linked Transactions	$246,612,695	$220,394,534	$7,770,411	$228,164,945	3.57%	5.57

Investment in Affiliates	$828,245,357	$26,997,419	$1,048,368	$28,045,787	0.38%	3.72

Total: GAAP Basis	$1,308,760,089	$1,121,167,376	$24,384,030	$1,145,551,406	4.02%	5.81

(1) Principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities and investments in affiliates as of December 31, 2013. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Life
Pre 2005	127,089,489	113,846,134	7,001,892	120,848,026	2.49%	6.06
2005	270,386,878	235,394,334	(2,225,096)	233,169,238	3.94%	8.06
2006	250,703,776	203,169,355	7,877,484	211,046,839	3.79%	6.29
2007	262,198,572	207,814,481	10,292,385	218,106,866	4.06%	4.57
2008	16,424,000	13,326,547	424,513	13,751,060	7.00%	12.63
2011	31,551,000	31,885,165	(356,756)	31,528,409	6.00%	10.07
2012	163,287,032	115,552,138	(20,393)	115,531,745	4.00%	5.64
2013	815,273,539	353,086,802	382,268	353,469,070	2.10%	3.74
Total: Non-GAAP Basis - Including Linked Transactions	$1,936,914,286	$1,274,074,956	$23,376,297	$1,297,451,253	3.13%	5.28

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	5.14

Investment in Affiliates	$469,814,344	$15,137,928	$1,238,153	$16,376,081	0.60%	3.65

Total: GAAP Basis	$1,175,365,871	$994,701,961	$14,111,861	$1,008,813,822	4.14%	5.96

(1) Principal only securities are excluded from this calculation.

The following table presents the fair value of our credit portfolio by credit rating as of March 31, 2014 and December 31, 2013:

Credit Rating - Credit Investments	March 31, 2014 (1)	December 31, 2013 (1)
AAA	$20,809,512	$20,106,077
A	232,027,470	234,045,856
BBB	67,344,598	64,922,390
BB	30,894,584	21,640,518
B	96,417,677	115,566,820
Below B	598,634,710	549,745,784
Not Rated	355,633,587	291,423,808
Total: Non-GAAP Basis - Including Linked Transactions	$1,401,762,138	$1,297,451,253

Linked Transactions	$228,164,945	$272,261,350

Investment in Affiliates	$28,045,787	$16,376,081

Total: GAAP Basis	1,145,551,406	$1,008,813,822

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

The following table presents the CPR experienced on our Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented.

	Three Months Ended (1) (2)
Agency RMBS	March 31, 2014	March 31, 2013
15 Year Fixed Rate	8%	11%
20 Year Fixed Rate	4%	8%
30 Year Fixed Rate	6%	7%
Fixed Rate CMO	3%	N/A
ARM	4%	22%
Interest Only	7%	10%
Weighted Average	6%	9%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

Securities in an unrealized loss position as of March 31, 2014 have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through March 31, 2014, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities or loans at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific investment pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non- Agency RMBS, ABS, CMBS and mortgage loans through the use of repurchase agreements.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30 million and unrestricted cash of not less than $5 million. As of March 31, 2014, the Company had $106.5 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”), with Wells Fargo to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. As of March 31, 2014, the Company had $19.0 million of debt outstanding under the WFB1 Repurchase Agreement.

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements on a GAAP basis as of March 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,975,936,683	0.86%	16.4	10.9%
31-60 days	720,262,714	0.64%	43.7	7.7%
61-90 days	259,915,000	0.50%	75.5	5.9%
Greater than 90 days	280,603,000	1.62%	436.2	14.1%
Total: Non-GAAP Basis - Including Linked Transactions	$3,236,717,397	0.85%	63.6	10.1%

Linked Transactions	$186,578,959	1.88%	55.9	16.6%

Total: GAAP Basis	$3,050,138,438	0.78%	76.7	9.8%

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations include FINRA 4210, which address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three months ended March 31, 2014, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2013:

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans as of March 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Repurchase Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	19,038,962	3.25%	3.60%	680.0	37.66%
Total / Weighted Average	$19,038,962	3.25%	3.60%	680.0	37.66%

The Company did not hold any residential mortgage loans or related repurchase agreements as of December 31, 2013.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of unlinked repurchase agreements with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2014
Non-GAAP Basis - Including Linked Transactions	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	$193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis - Including Linked Transactions	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	$246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis - Including Linked Transactions	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis - Including Linked Transactions	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis - Including Linked Transactions	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis - Including Linked Transactions	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis - Including Linked Transactions	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314
December 31, 2011
Non-GAAP Basis - Including Linked Transactions	$1,189,303,407	$1,216,828,855	$1,279,008,000
Less: Linked Transactions	39,154,000	38,736,000	39,419,000
GAAP Basis	$1,150,149,407	$1,178,092,855	$1,239,589,000
September 30, 2011
Non-GAAP Basis - Including Linked Transactions	$1,126,859,885	$1,088,293,085	$1,126,859,885
Less: Linked Transactions	38,124,000	32,161,000	38,124,000
GAAP Basis	$1,088,735,885	$1,056,132,085	$1,088,735,885

We commenced operations in 2011; therefore 2011 represents a partial year. We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in Q1, Q3 and Q4, respectively. Our respective repurchase agreement balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both Q2 and Q3 2013.

The following tables present a reconciliation of our leverage ratio at March 31, 2014 and December 31, 2013 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

March 31, 2014	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,117,367,981	$715,352,421	4.36	x
Non-GAAP Adjustments	186,578,959	-
GAAP Leverage	2,930,789,022	715,352,421	4.10	x

December 31, 2013	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,114,480,731	$704,430,734	4.42	x
Non-GAAP Adjustments	222,846,315	-
GAAP Leverage	2,891,634,416	704,430,734	4.10	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades as of period end.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 30 counterparties, under which we had outstanding debt with 25 counterparties at March 31, 2014 and December 31, 2013, inclusive of repurchase agreements accounted for as linked transactions. The Company had outstanding debt with 23 and 24 counterparties at March 31, 2014 and December 31, 2013, respectively, on a GAAP basis.

At March 31, 2014, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of unlinked repurchase agreements with reconciliation to GAAP

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse - Non-GAAP	$82,143,864	41	11.5%
Non-GAAP Adjustments	6,992,989	-	-1.0%
Credit Suisse - GAAP	$75,150,875	41	10.5%

Wells Fargo Bank, N.A - Non-GAAP	$49,862,056	115	7.1%
Non-GAAP Adjustments	-	-	-
Wells Fargo Bank, N.A - GAAP	$49,862,056	115	7.1%

Merrill Lynch, Pierce, Fenner & Smith - Non-GAAP	$49,250,652	35	6.9%
Non-GAAP Adjustments	-	-	-
Merrill Lynch, Pierce, Fenner & Smith - GAAP	$49,250,652	35	6.9%

Royal Bank of Scotland - Non-GAAP	$54,141,282	147	7.6%
Non-GAAP Adjustments	8,092,882	(5)	-1.2%
Royal Bank of Scotland - GAAP	$46,048,400	142	6.4%

JP Morgan - Non-GAAP	$41,153,448	309	5.8%
Non-GAAP Adjustments	1,318,194	4	-0.2%
JP Morgan - GAAP	$39,835,254	313	5.6%

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016	$160,000,000	0.85%	0.23%	2.16
2017	175,000,000	0.98%	0.24%	3.55
2018	405,000,000	1.17%	0.24%	4.23
2019	275,000,000	1.29%	0.23%	5.36
2020	450,000,000	1.62%	0.24%	6.00
2022	50,000,000	1.69%	0.24%	8.43
2023	340,000,000	2.49%	0.23%	9.31
2024	55,000,000	2.75%	0.24%	9.93
2028	20,000,000	3.47%	0.23%	14.72
Total/Wtd Avg	$1,930,000,000	1.56%	0.24%	5.84

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016*	$260,000,000	0.62%	0.71%	2.63
2017	275,000,000	1.02%	0.24%	3.83
2018	490,000,000	1.15%	0.24%	4.43
2019	260,000,000	1.27%	0.25%	5.64
2020	450,000,000	1.62%	0.24%	6.25
2022	50,000,000	1.69%	0.24%	8.68
2023	340,000,000	2.49%	0.24%	9.56
2028	20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg	$2,145,000,000	1.43%	0.30%	5.67

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

The following tables present information about the Company’s TBAs for the three months ended March 31, 2014 and March 31, 2013:

For the Three Months Ended March 31, 2014
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$147,000,000	$(147,000,000)	$-	$-	$(109,414)	$118,205	$(227,619)

For the Three Months Ended March 31, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$210,000,000	$(210,000,000)	$40,000,000	$41,139,064	$(41,144,531)	$412,703	$(418,170)

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of March 31, 2014 and December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $42.9 million and $27.5 million, respectively and a notional amount of $43.0 and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of March 31, 2014 and December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 7.5 years and 6.6 years, respectively. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $43.3 million and $27.5 million at March 31, 2014 and December 31, 2013, respectively, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of March 31, 2014 and December 31, 2013, the reverse repurchase agreements had a weighted average maturity of April 2, 2014 and January 3, 2014, respectively. Changes in fair value of the borrowed securities are recorded in “Unrealized gain/(loss) on derivative and other instruments, net” line item in our consolidated statements of operations. During the three months ended March 31, 2014, the Company recorded unrealized losses of $ 0.5 million on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss) line item in our consolidated statements of operations. During the three months ended March 31, 2014, the Company did not record any realized gains or losses. The Company had no short positions in U.S. Treasury securities as of March 31, 2013.

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Electing the fair value option allows us to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers engaged by our Manager to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

Investment in affiliates

Our unconsolidated ownership interests in affiliates are generally accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825. As a result, we will treat our investment in affiliates consistently with this election. Periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings/(loss) from affiliate.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Other-than-temporary impairment

We evaluate securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the net realized gain line item on the consolidated statement of operations.

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

Interest income and other-than-temporary impairment recognition on securities acquired with deteriorated credit quality

When we purchase mortgage loans that have shown evidence of credit deterioration since origination and we determine that it is probable we will not collect all contractual cash flows on those assets, we will apply the guidance found in ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For purposes of income recognition, we aggregate loans acquired that have common risk characteristics and use a composite interest rate and expectation of cash flows expected to be collected for the pool.

Interest income is recognized on a level-yield basis over the life of the loan as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of our initial estimate of undiscounted expected principal, interest, and other cash flows expected to be collected over our initial investment in the mortgage loan (accretable yield). The excess of contractually required cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield.

On at least a quarterly basis, we update our estimate of the cash flows expected to be collected. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, we will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. We will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250 with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, are recognized as impairment.

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

Recent accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. A business or nonprofit activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard introduces several new disclosures, including a requirement to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. An entity must also reclassify the assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for the comparative periods presented in the statement of financial position. The Company has chosen to early adopt this standard in the current quarter.

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the three months ended March 31, 2014 as well as the three months ended March 31, 2013:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Statement of Operations Data:
Net Interest Income
Interest income	$34,142,740	$38,617,716
Interest expense	6,146,587	6,875,962
	27,996,153	31,741,754

Other Income
Net realized gain	416,471	5,335,417
Income from linked transactions, net	4,259,130	5,838,219
Realized loss on periodic interest settlements of interest rate swaps, net	(6,307,857)	(5,272,343)
Unrealized gain/(loss) on real estate securities and loans, net	29,367,044	(17,711,381)
Unrealized gain/(loss) on derivative and other instruments, net	(19,180,715)	5,223,241
	8,554,073	(6,586,847)

Expenses
Management fee to affiliate	2,500,525	2,859,340
Other operating expenses	2,643,681	2,274,370
Equity based compensation to affiliate	81,073	114,528
Excise tax	500,000	500,000
	5,725,279	5,748,238

Income before provision for income taxes and equity in earnings/(loss) from affiliate	30,824,947	19,406,669
Provision for income taxes	-	(2,632,269)
Equity in earnings/(loss) from affiliate	361,295	(3,591)
Net Income	31,186,242	16,770,809

Dividends on preferred stock	3,367,354	3,367,354

Net Income Available to Common Stockholders	$27,818,888	$13,403,455

Share Data:
Earnings Per Share of Common Stock
Basic	$0.98	$0.49
Diluted	$0.98	$0.49

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. As of March 31, 2014, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 4.27% and the weighted average cost of funds was 1.65%, resulting in a net interest margin of 2.62%. The weighted average cost of funds was comprised of a 0.86% weighted average cost of repurchase agreements and a 0.79% weighted average cost of hedging. As of March 31, 2013, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 3.57% and the weighted average cost of funds was 1.32%, resulting in a net interest margin of 2.25%. The weighted average cost of funds was comprised of a 0.77% weighted average cost of repurchase agreements and a 0.55% weighted average cost of hedging.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and hedges is our net interest margin. During the three months ended March 31, 2014, the weighted average cost of securities and loans was $3.8 billion and the weighted average cost of repurchase agreements on such assets was $3.1 billion. On an annualized basis, the average yield earned on these assets was 4.26%, and the weighted average funding cost on repurchase agreements was 0.90%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended March 31, 2014 was 0.81%. During the three months ended March 31, 2013, the weighted average cost of securities and loans and repurchase agreements was $5.0 billion and $4.3 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.45%, and the average rate paid on repurchase agreements was 0.77%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended March 31, 2013 was 0.49%.

Our investment portfolio has primarily been comprised of Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio inclusive of mortgage loans, increasing our allocation as a percentage of assets from 26.5% as of March 31, 2013 to 38.3% as of March 31, 2014. The improved general economic outlook and the increase in interest rates generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended March 31, 2014, we settled certain derivatives realizing a net gain of $1.2 million and recorded net realized losses of $0.2 million from the unlinking of securities previously accounted for as derivatives through linked transactions. Additionally, we recognized $0.6 million of realized losses due to OTTI charges on certain securities. During the three months ended March 31, 2013, we sold certain real estate securities realizing net gains of $4.6 million, inclusive of related tax positions, sold certain loans realizing net gains of $0.1 million, settled certain derivatives realizing a net loss of $1.1 million and recorded net realized gains of $0.3 million from the unlinking of securities previously accounted for as derivatives through linked transactions. Additionally, we recognized $1.1 million of realized loss due to an OTTI charge on one security. We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, the Company recognized a $0.6 million OTTI charge on certain securities due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income. Our derivative instruments may include interest rate derivatives, and certain TBA securities.

We have elected the fair value option on our real estate securities and mortgage loan portfolios. As a result, the change in market value of our securities and loans are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized gains for the period ended March 31, 2014 and unrealized losses for the period ended March 31, 2013. The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio. Unrealized gain and losses are caused when prices of the product increase or decrease, respectively. For the period ended March 31, 2014, Fannie 3.50% 30 years increased from 99-11+ at December 31, 2013 to 100-21+ at March 31, 2014, resulting in the unrealized gain on real estate securities and loans. For the period ended March 31, 2013, Fannie 3.50% 30 years decreased from 106-19+ at December 31, 2012 to 105-17+ at March 31, 2013, resulting in the unrealized loss on real estate securities and loans. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised mostly of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. For the period ended March 31, 2014, the 10 year Treasury decreased from 3.029% at December 31, 2013 to 2.719% at March 31, 2014. For the period ended March 31, 2013, the 10 year Treasury increased from 1.758% at December 31, 2012 to 1.850% at March 31, 2013.

Management fees and other expenses

For the three months ended March 31, 2014 and March 31, 2013, our management fees were $2.5 million and $2.9 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the three months ended March 31, 2014 and March 31, 2013, other operating costs were $2.6 million and $2.3 million, respectively. The amounts were primarily comprised of professional fees, insurance and board of director fees. For three months ended March 31, 2014 and 2013, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $2.6 million of Other operating expenses for the three months ended March 31, 2014, the Company has expensed $1.7 million, which will be paid to the Manager. Of the $2.3 million of Other operating expenses for the three months ended March 31, 2013, the Company has expensed $1.3 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three months ended March 31, 2014 or March 31, 2013.

For the three months ended March 31, 2014 and March 31, 2013, we recorded excise tax expense of $0.5 million and $0.5 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of March 31, 2014, December 31, 2013 and March 31, 2013, our book value per common share was $19.53, $19.14 and $23.16, respectively.

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

At March 31, 2014, we had $199.3 million available to support our liquidity needs, comprised of $33.3 million of cash, $83.8 million of Agency whole-pool RMBS and $82.2 million Agency Interest Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 30 counterparties, allowing us to utilize leverage in our operations. As of March 31, 2014, we had debt outstanding of $3.3 billion with 25 counterparties, inclusive of repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between April 1, 2014 and October 3, 2016. As of March 31, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.36 to 1 and 4.10 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Overnight	$-	-
Within 30 days	1,975,936,683	1,507,772,817
30 to 59 days	720,262,714	926,730,000
60 to 89 days	259,915,000	260,958,000
90 to 119 days	-	153,303,914
Greater than or equal to 120 days	299,641,962	265,716,000
Total: Non-GAAP Basis - Including Linked Transactions	$3,255,756,359	3,114,480,731

Linked Transactions	$186,578,959	222,846,315

Total: GAAP Basis	$3,069,177,400	2,891,634,416

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of March 31, 2014 and December 31, 2013, the Company had 19 and 23 linked transactions, respectively, resulting in $186.6 million and $222.8 million of embedded repurchase agreements with a weighted average rate of 1.88% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements is May 26, 2014 as of March 31, 2014.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency interest-only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of March 31, 2014, we have entered into $1.9 billion notional of interest rate swaps that have variable maturities between January 23, 2016 and December 20, 2028, and we have $43.0 million notional of short positions in U.S. Treasury securities with maturities between July 31, 2020 and November 15, 2023.

Effects of margin requirements, leverage and credit spreads

Our securities and loans have values that fluctuate according to market conditions and, as discussed above, the market value of these assets will decrease as prevailing interest rates or credit spreads increase. When the value of the assets pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which reflects a demand for additional collateral that may take the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any other reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the market value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

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

Contractual obligations

As of March 31, 2014, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $2.6 million of Other operating expenses for the three months ended March 31, 2014, the Company has expensed $1.7 million, which will be paid to the Manager. Of the $2.3 million of Other operating expenses for the three months ended March 31, 2013, the Company has expensed $1.3 million, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three months ended March 31, 2014 or March 31, 2013.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of our common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the initial independent directors received 1,500 shares of our common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock were granted on June 1, 2013 to Mr. Ainsberg under the Equity Incentive Plan. These shares will vest on July 6, 2014. On March 10, 2014, the Board of Directors approved the accelerated vesting of the remaining 500 shares of the Company’s common stock held by James Voss on April 30, 2014, the date Mr. Voss is expected to complete his service to the Company as an independent director.

We have presented a table that details the contractual maturity of our repurchase agreements at March 31, 2014. See the “Liquidity and Capital Resources” section for this table. As of March 31, 2014 and December 31, 2013, we are obligated to pay accrued interest our repurchase agreements in the amount of $2.9 million and $4.0 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the related borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively. As of March 31, 2014, our maximum exposure to loss on linked transactions is $228.2 million. See the Investment Activities section of this Item 2 for further details.

We have entered into TBA positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of March 31, 2014, our maximum exposure to loss on TBAs is $0.1 million. See the Investment Activities section of this Item 2 for further details.

We have entered into IOS transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1m Libor. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IOS represents the fair value of the transactions. As of March 31, 2014, our maximum exposure to loss is $0.0m.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the year ended March 31, 2014.

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

Grants of restricted common stock

As of March 31, 2014, we have granted an aggregate of 22,722 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2014, 53,762 shares of restricted common stock granted to our Manager and independent directors have vested.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of March 31, 2014, the Company had undistributed taxable income of approximately $1.88 per share.

During the quarter ended March 31, 2014, the Company declared a quarterly dividend to common stockholders totaling $17.0 million, or $0.60 per share, which was paid on April 28, 2014. During the quarter ended March 31, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.0 million, or $0.80 per share, which was paid on April 26, 2013.

During the three months ended March 31, 2014, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on March 17, 2014 to stockholders of record as of February 28, 2014. During the quarter ended March 31, 2013, the board of directors declared a distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on March 18, 2013 to stockholders of record as of February 28, 2013.

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

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be fixed at the outset of each repurchase transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We are actively looking to obtain term financing for our credit portfolio. The financing on term facilities generally are fixed at the outset of each transaction by reference to a predetermined interest rate plus a spread.

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

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities and loan portfolios with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon real estate assets tend to have significantly more duration or price sensitivity to changes in interest rates, than floating-rate coupon real estate assets. We anticipate that fixed-rate coupon real estate assets will comprise a substantial majority of our portfolio for the foreseeable future.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2014.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2014, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-4.0%	-7.5%
+50	-1.7%	-3.6%
-50	0.6%	-0.4%
-100	-1.0%	-1.3%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of March 31, 2014.

(4) The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

We pledge real estate securities or mortgage loans and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007, 2008 and 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such real estate assets (i.e., par value). Conversely, discounts arise when we acquire real estate assets at a price below the principal balance of the mortgages securing such real estate assets. Premiums paid on our real estate assets are amortized against interest income and accretable purchase discounts on our real estate assets are accreted to interest income. Purchase premiums on our real estate assets, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS or mortgage loans are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts, and impairments could result.

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date, or adjusted prospectively through an adjustment of the yield over the remaining life of the security or mortgage loans for securities accounted for under ASC 320-10 (generally Agency RMBS) and ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest only securities), respectively, and mortgage loans accounted for under ASC 310-30.

In addition, our interest rate hedges are structured in part based upon assumed levels of future prepayments within our real estate securities or mortgage loan portfolio. If prepayments are slower or faster than assumed, the life of the real estate securities or mortgage loans will be longer or shorter than assumed, which could reduce the effectiveness of our Manager’s hedging strategies and may cause losses on such transactions.

Our Manager seeks to mitigate our prepayment risk by investing in real estate assets with a variety of prepayment characteristics as well as by attempting to maintain in our portfolio a mix of assets purchased at a premium with assets purchased at a discount.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2014, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Refer to the risks identified under the captions “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 001-35151), which is available on the Securities and Exchange Commission’s website at www.sec.gov,“Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
* 3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Fully or partly previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 7, 2014	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

May 7, 2014	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
March 31, 2014

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

