Form 10-Q
period 2014-06-30
AG Mortgage Investment Trust, Inc.
filed 2014-08-11
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 24, 2014, there were 28,384,347 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Real estate securities, at fair value:
Agency - $2,066,197,076 and $2,242,322,869 pledged as collateral, respectively	$2,202,165,778	$2,423,002,768
Non-Agency - $1,196,523,428 and $844,217,568 pledged as collateral, respectively	1,203,480,872	844,217,568
ABS - $43,095,198 and $71,344,784 pledged as collateral, respectively	43,095,198	71,344,784
CMBS - $76,604,761 and $93,251,470 pledged as collateral, respectively	76,604,761	93,251,470
Residential mortgage loans, at fair value - $29,962,973 and $0 pledged as collateral, respectively	34,841,048	-
Commercial loans, at fair value	72,800,000	-
Investment in affiliates	9,232,541	16,411,314
Excess mortgage servicing rights, at fair value	730,146	-
Linked transactions, net, at fair value	33,355,968	49,501,897
Cash and cash equivalents	11,203,229	86,190,011
Restricted cash	20,639,369	3,575,006
Interest receivable	12,268,328	12,018,919
Receivable on unsettled trades - $5,174,990 and $0 pledged as collateral, respectively	5,188,733	-
Receivable under reverse repurchase agreements	44,050,000	27,475,000
Derivative assets, at fair value	20,046,840	55,060,075
Other assets	8,291,475	1,246,842
Due from broker	2,165,075	1,410,720
Total Assets	$3,800,159,361	$3,684,706,374

Liabilities
Repurchase agreements	$2,975,811,348	$2,891,634,416
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	43,497,266	27,477,188
Interest payable	2,479,235	3,839,045
Derivative liabilities, at fair value	8,166,941	2,206,289
Dividend payable	17,027,642	17,020,893
Due to affiliates	4,362,027	4,645,297
Accrued expenses	1,679,980	1,395,183
Taxes payable	1,086,311	1,490,329
Due to broker	9,814,000	30,567,000
Total Liabilities	3,063,924,750	2,980,275,640

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,377,404 and 28,365,655 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	283,774	283,657
Additional paid-in capital	585,858,424	585,619,488
Retained earnings/(deficit)	(11,121,592)	(42,686,416)
Total Stockholders' Equity	736,234,611	704,430,734

Total Liabilities & Stockholders' Equity	$3,800,159,361	$3,684,706,374

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Interest Income
Interest income	$36,079,435	$42,267,747	$70,222,175	$80,885,463
Interest expense	6,783,768	7,289,211	12,930,355	14,165,173
	29,295,667	34,978,536	57,291,820	66,720,290

Other Income
Net realized loss	(1,826,360)	(76,576,762)	(1,277,500)	(71,581,014)
Income/(loss) from linked transactions, net	3,409,366	(1,339,610)	7,536,107	4,838,278
Realized loss on periodic interest settlements of interest rate swaps, net	(5,773,644)	(6,809,777)	(12,081,501)	(12,082,120)
Unrealized gain/(loss) on real estate securities and loans, net	42,653,828	(83,093,338)	72,020,872	(100,804,719)
Unrealized gain/(loss) on derivative and other instruments, net	(23,917,820)	67,905,018	(43,098,535)	73,128,259
	14,545,370	(99,914,469)	23,099,443	(106,501,316)

Expenses
Management fee to affiliate	2,507,487	2,813,003	5,008,012	5,672,343
Other operating expenses	2,739,225	2,686,584	5,382,906	4,960,954
Servicing fees	162,717	-	162,717	-
Equity based compensation to affiliate	73,586	17,350	154,659	131,878
Excise tax	375,000	518,859	875,000	1,018,859
	5,858,015	6,035,796	11,583,294	11,784,034

Income/(loss) before provision for income taxes and equity in earnings/(loss) from affiliate	37,983,022	(70,971,729)	68,807,969	(51,565,060)
Provision for income taxes	(92,795)	(23,510)	(92,795)	(2,655,779)
Equity in earnings/(loss) from affiliate	3,275,056	(240,050)	3,636,351	(243,641)
Net Income/(Loss)	41,165,283	(71,235,289)	72,351,525	(54,464,480)

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$37,797,929	$(74,602,643)	$65,616,817	$(61,199,188)

Earnings/(Loss) Per Share of Common Stock
Basic	$1.33	$(2.66)	$2.31	$(2.21)
Diluted	$1.33	$(2.66)	$2.31	$(2.21)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,377,245	28,068,507	28,374,348	27,676,696
Diluted	28,380,458	28,068,507	28,375,675	27,676,696

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,156,015	-	33,169,832
Grant of restricted stock and amortization of equity based compensation	9,160	92	-	-	188,526	-	188,618
Common dividends declared	-	-	-	-	-	(44,670,418)	(44,670,418)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net loss	-	-	-	-	-	(54,464,480)	(54,464,480)
Balance at June 30, 2013	28,352,835	$283,529	$49,920,772	$111,293,233	$585,412,222	$(24,799,131)	$722,110,625

Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	11,749	117	-	-	238,936	-	239,053
Common dividends declared	-	-	-	-	-	(34,051,993)	(34,051,993)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net income	-	-	-	-	-	72,351,525	72,351,525
Balance at June 30, 2014	28,377,404	$283,774	$49,920,772	$111,293,233	$585,858,424	$(11,121,592)	$736,234,611

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net income/(loss)	$72,351,525	$(54,464,480)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net realized loss	1,277,500	71,581,014
Net realized and unrealized (gains)/losses on securities underlying linked transactions	(1,984,448)	2,706,544
Net amortization of premium related to real estate securities	9,956,156	28,730,150
Unrealized (gains)/losses on real estate securities and loans, net	(72,020,872)	100,804,719
Unrealized losses on derivative and other instruments, net	43,098,535	(73,128,259)
Equity based compensation to affiliate	154,659	131,878
Equity based compensation expense	90,428	86,258
Income from investment in affiliates in excess of distributions received	(31,619)	-
Change in operating assets/liabilities:
Interest receivable	(405,433)	(1,750,443)
Other assets	(413,065)	360,888
Due from broker	(754,355)	(3,082,574)
Interest payable	(1,607,597)	2,849,871
Due to affiliates	(283,270)	423,658
Accrued expenses	284,797	509,658
Taxes payable	(404,018)	1,924,638
Net cash provided by operating activities	49,308,923	77,683,520

Cash Flows from Investing Activities
Purchase of real estate securities	(517,737,467)	(1,697,546,369)
Purchase of residential mortgage loans	(35,075,171)	-
Purchase of commercial loans	(72,123,364)	(30,017,825)
Investment in affiliates	(20,166,186)	(7,440,948)
Purchase of excess mortgage servicing rights	(730,146)	-
Purchase of securities underlying linked transactions	(26,934,398)	(213,985,589)
Proceeds from sale of real estate securities	349,925,637	1,432,787,283
Proceeds from sale of securities underlying linked transactions	9,678,945	-
Distribution received from investments in affiliates	27,364,027	-
Principal repayments on real estate securities	190,759,954	289,037,704
Principal repayments on residential mortgage loans	454,098	-
Principal repayments on securities underlying linked transactions	34,931,251	54,298,762
Receipt of premium for interest rate swaptions	433,750	-
Payment of premium for interest rate swaptions	(745,500)	-
Net payment made on reverse repurchase agreements	(16,584,132)	-
Net proceeds from sales of securities borrowed under reverse repurchase agreements	15,251,378	-
Net settlement of interest rate swaps	1,897,155	(4,600,942)
Net settlement of TBAs	(225,977)	(577,149)
Net settlement of IO Indexes	(437,861)	-
Cash flows from other investing activities	(5,240,175)	-
Restricted cash used in investment activities	(12,724,251)	(6,797,000)
Net cash used in investing activities	(78,028,433)	(184,842,073)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	33,169,832
Borrowings under repurchase agreements	10,974,971,334	14,009,772,199
Borrowings under repurchase agreements underlying linked transactions	981,707,722	2,213,040,474
Repayments of repurchase agreements	(10,890,794,402)	(14,099,547,827)
Repayments of repurchase agreements underlying linked transactions	(1,046,278,862)	(2,090,624,764)
Collateral received from (held by) derivative counterparty	(25,286,048)	8,043,068
Collateral received from repurchase counterparty	192,936	926,000
Dividends paid on common stock	(34,045,244)	(40,525,217)
Dividends paid on preferred stock	(6,734,708)	(6,734,708)
Net cash provided by/(used in) financing activities	(46,267,272)	27,519,057

Net change in cash and cash equivalents	(74,986,782)	(79,639,496)
Cash and cash equivalents, Beginning of Period	86,190,011	149,594,782
Cash and cash equivalents, End of Period	$11,203,229	$69,955,286

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$14,248,958	$14,060,754
Cash paid for income tax	$1,372,482	$1,750,187
Real estate securities recorded upon unlinking of Linked Transactions	$71,626,997	$13,192,824
Repurchase agreements recorded upon unlinking of Linked Transactions	$61,397,051	$11,562,000
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$17,027,642	$22,685,868

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS asset types as “real estate securities.”

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

Previously the Company classified unrealized gains and losses on the unlinking of linked transactions in the “Net realized loss” line item, however the Company now includes such gains and losses in the “Income/(loss) from linked transactions, net” line item as the Company believes this presentation is most consistent with the accounting for other components of net income on linked transactions captured within that line.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral would be included in a due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements. Restricted cash is carried at cost, which approximates fair value.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, “Debt and Equity Securities,” which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value recorded to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

When a real estate security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized loss” line item on the consolidated statement of operations.

The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Increases in interest income may be recognized on a security on which the Company previously recorded an OTTI if the performance of such security subsequently improves.

Securities in an unrealized loss position at June 30, 2014 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI recorded.

Sales of securities

Sales of securities are driven by the Manager’s portfolio management process. The Manager seeks to mitigate risks including those associated with prepayments, amongst others, and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of securities, loans and derivatives, inclusive of securities accounted for as a component of linked transactions are included in the “Net realized loss” line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out, or FIFO, basis. Realized gains and losses are recorded in earnings at the time of disposition.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250 with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, are recognized as impairment.

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

June 30, 2014

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

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs,” ASC 320-10, “Investments—Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” as applicable. Total interest income is recorded in the “Interest income” line item on the consolidated statement of operations.

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

Interest income on the Company’s loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all loans accounted for under the fair value option (ASC 825). Any amortization will be reflected as an adjustment to interest income in the consolidated statement of operations.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30. For purposes of income recognition, the Company aggregates loans that have common risk characteristics into pools and use a composite interest rate and expectation of cash flows expected to be collected for the pool. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2014 and December 31, 2013, the Company has met all margin call requirements.

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company evaluates such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on its balance sheet with the corresponding interest income and interest expense recorded on a gross basis in the consolidated statement of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The Company refers to these transactions as Linked Transactions. The Company records interest income, interest expense, unrealized gains and losses and realized gains and losses related to unlinking of linked transactions in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When or if a transaction is no longer considered to be linked, the real estate asset and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate asset as of the date of unlinking will become the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis.

Accounting for derivative financial instruments

The Company may enter into derivative contracts, including interest rate swaps and interest rate caps, amongst others, as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2014 and December 31, 2013, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

To-be-announced securities

A to-be-announced security (“TBA”) is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/loss. Consequently, forward purchases of agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. Dollar roll income is recognized in the consolidated statement of operations in the line item “Unrealized gain/(loss) on derivative and other instruments, net.”

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

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remains sufficient to protect the Company in the event of default by the counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized loss,” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on our consolidated statement of operations.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the Company’s GAAP financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”) and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The Company elected to treat one of its consolidated subsidiaries as a foreign TRS and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

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

As a REIT, if the Company fails to distribute in any calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its net capital gain income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a nondeductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.

The Company evaluates uncertain income tax positions, if any, in accordance with ASC Topic 740, “Income Taxes”. The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 9 for further details.

Stock-based compensation

The Company applies the provisions of ASC 718, “Compensation—Stock Compensation” with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. Compensation cost is measured based on the fair value of the equity or liability instruments issued.

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

Recent accounting pronouncements

In April 2013, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. A business or nonprofit activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard introduces several new disclosures, including a requirement to present in the consolidated statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. An entity must also reclassify the assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for the comparative periods presented in the balance sheets. The Company has chosen to early adopt this standard in the quarter ended March 31, 2014. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures” (“ASU 2014-11”). This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. ASU 2014-11 also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. This guidance will take effect for periods beginning after December 15, 2014, and early adoption is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015. The Company is currently assessing the impact of this guidance.

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at June 30, 2014 and December 31, 2013. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

The following table details the Company’s real estate securities portfolio as of June 30, 2014:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
15 Year Fixed Rate	$261,446,920	$6,845,999	$268,292,919	$5,619,636	$-	$273,912,555	3.21%	2.55%
20 Year Fixed Rate	135,691,261	6,678,901	142,370,162	1,907,681	(660,305)	143,617,538	3.73%	2.84%
30 Year Fixed Rate	1,037,960,571	56,197,634	1,094,158,205	11,998,688	(4,387,016)	1,101,769,877	4.03%	3.24%
Fixed Rate CMO	94,181,120	966,388	95,147,508	327,001	-	95,474,509	3.00%	2.87%
ARM	447,082,303	(980,036)	446,102,267	5,152,510	(560,129)	450,694,648	2.42%	2.80%
Interest Only	833,160,858	(697,736,706)	135,424,152	6,129,278	(4,856,779)	136,696,651	4.58%	8.05%
Credit Investments:
Non-Agency RMBS	1,357,908,573	(181,201,638)	1,176,706,935	29,666,804	(2,892,867)	1,203,480,872	3.95%	5.54%
ABS	43,677,531	(730,327)	42,947,204	419,233	(271,239)	43,095,198	4.11%	5.78%
CMBS	67,564,379	(948,028)	66,616,351	3,359,030	-	69,975,381	5.15%	6.59%
Interest Only	52,357,700	(46,104,251)	6,253,449	375,931	-	6,629,380	1.92%	5.72%
Total	$4,331,031,216	$(857,012,064)	$3,474,019,152	$64,955,792	$(13,628,335)	$3,525,346,609	3.85%	4.18%

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table details the Company’s real estate securities portfolio as of December 31, 2013:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Agency RMBS:
15 Year Fixed Rate	$435,843,408	$12,909,886	$448,753,294	$1,509,418	$(2,662,880)	$447,599,832	3.13%	2.50%
20 Year Fixed Rate	142,296,219	7,316,644	149,612,863	610,806	(3,166,423)	147,057,246	3.73%	2.89%
30 Year Fixed Rate	1,191,781,474	68,531,950	1,260,313,424	60,020	(30,868,697)	1,229,504,747	4.03%	3.28%
ARM	466,047,819	(1,583,428)	464,464,391	187,111	(2,864,107)	461,787,395	2.43%	2.78%
Interest Only	736,263,003	(601,525,564)	134,737,439	5,083,736	(2,767,627)	137,053,548	4.92%	6.49%
Credit Investments:
Non-Agency RMBS	962,852,550	(132,283,547)	830,569,003	20,615,586	(6,967,021)	844,217,568	4.19%	5.79%
ABS	71,326,847	(315,657)	71,011,190	333,594	-	71,344,784	3.82%	4.07%
CMBS	88,828,774	(2,269,882)	86,558,892	1,270,629	(902,786)	86,926,735	5.16%	6.53%
Interest Only	52,357,700	(45,794,824)	6,562,876	-	(238,141)	6,324,735	1.85%	5.71%
Total	$4,147,597,794	$(695,014,422)	$3,452,583,372	$29,670,900	$(50,437,682)	$3,431,816,590	3.94%	3.94%

(1) We have chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio.  Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item.  The gross unrealized stated above represents inception to date unrealized gains/(losses).

The following table presents the gross unrealized losses, and estimated fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	$319,789,674	$(2,847,206)	$512,114,179	$(10,781,129)
December 31, 2013	2,330,415,740	(43,557,831)	112,253,956	(6,879,851)

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

For the three months ended June 30, 2014 the Company recognized $0.7 million of OTTI on certain securities, which is included in the “Net realized loss” line item on the consolidated statement of operations. The Company recorded the $0.7 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. For the six months ended June 30, 2014 the Company recognized $1.3 million of OTTI on certain securities, due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts, which is included in the “Net realized loss” line item on the consolidated statement of operations. At June 30, 2013 the Company identified certain securities it intended to sell and as a result, the Company recognized an OTTI charge of $41.3 million, which is included in “Net realized loss”. For the three and six months ended June 30, 2013, the Company recognized a $0.8 million and $1.9 million OTTI charge, respectively, on certain securities.

The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The real estate securities in unrealized loss positions are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of June 30, 2014:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$15,176,504	$15,013,732	2.95%
Greater than one year and less than or equal to five years	335,873,438	329,716,495	3.08%	87,907,747	86,857,936	4.39%	495,907,862	482,330,922	3.81%
Greater than five years and less than or equal to ten years	1,712,057,726	1,698,804,631	3.55%	48,788,904	48,566,216	5.03%	735,085,027	719,695,281	3.92%
Greater than ten years	17,537,963	17,549,935	4.80%	-	-	-	77,011,438	75,484,004	4.91%
Total	$2,065,469,127	$2,046,071,061	3.49%	$136,696,651	$135,424,152	4.58%	$1,323,180,831	$1,292,523,939	3.94%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 15 Year, Fixed Rate 20 Year, Fixed Rate 30 Year mortgages, ARMS and Fixed Rate CMOs.

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Agency Interest Only securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table details weighted average life by Agency RMBS, Agency IO and Credit Investments as of December 31, 2013:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$-	$-	-	$5,406,120	$4,739,053	-	$5,227,857	$5,355,113	0.67%
Greater than one year and less than or equal to five years	292,921,980	292,010,291	3.12%	109,110,653	107,278,916	5.11%	367,316,237	359,557,150	4.29%
Greater than five years and less than or equal to ten years	1,514,649,739	1,534,246,672	3.50%	22,536,775	22,719,470	4.48%	513,581,646	504,612,828	3.74%
Greater than ten years	478,377,501	496,887,009	3.73%	-	-	-	122,688,082	125,176,870	5.96%
Total	$2,285,949,220	$2,323,143,972	3.50%	$137,053,548	$134,737,439	4.92%	$1,008,813,822	$994,701,961	4.14%

(1) For purposes of this table, Agency RMBS held as of December 31, 2013 represent securities backed by Fixed Rate 15 Year, Fixed Rate 20 Year, Fixed Rate 30 Year mortgages, ARMS and Fixed Rate CMOs.

(2) For purposes of this table, Credit Investments held as of December 31, 2013 represent Non-Agency RMBS, ABS, CMBS and Agency Interest Only securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities.  Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

For the three months ended June 30, 2014, the Company sold 8 securities for total proceeds of $167.6 million, with an additional $5.2 million of proceeds on one unsettled security sale as of quarter end, recording realized gains of $1.3 million and realized losses of $3.3 million, respectively. For the six months ended June 30, 2014, the Company sold 19 securities for total proceeds of $349.9 million, with additional proceeds on the aforementioned unsettled security sale as of June 30, 2014, recording realized gains of $2.0 million and realized losses of $4.0 million, inclusive of related tax provisions.

For the three and six months ended June 30, 2014, the Company sold 12 securities held within affiliated entities for total gross proceeds of $31.0 million, recording realized gains of $3.6 million.

For the three months ended June 30, 2013, the Company sold 41 securities for total proceeds of $887.4 million, with an additional $449.1 million of proceeds on 16 unsettled security sales as of quarter end, recording realized gains of $4.6 million and realized losses of $30.5 million, respectively. For the six months ended June 30, 2013, the Company sold 62 securities for total proceeds of $1.3 billion, with additional proceeds on aforementioned unsettled security sales as of June 30, 2013, recording realized gains of $12.8 million and realized losses of $34.2 million, inclusive of related tax provisions. During the six months ended June 30, 2013, the Company received $96.3 million for the sale of three securities that were unsettled as of December 31, 2012.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

The Company invests in credit sensitive commercial real estate assets through affiliated entities, and applies the equity method of accounting for such investments. As of June 30, 2014, these investments have a fair market value of $9.4 million and a weighted average yield of 14.38%. As of June 30, 2013, the investments had a fair market value of $7.1 million and a weighted average yield of 12.30%. The Company has presented these investments separately on the consolidated balance sheet as part of the “Investment in affiliates” line item, and consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliate.”

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

4. Loans

Residential Mortgage Loans

On February 28, 2014, the Company acquired a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $59.0 million and $34.9 million, respectively, which was financed by drawing $19.0 million on its repurchase facility. See Note 6 for further detail on the Company’s loan repurchase facility. The Company refers to this loan pool acquisition as Pool A.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of June 30, 2014:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Pool A (2)	$58,103,006	$(22,662,642)	$35,440,364	$-	$(599,316)	$34,841,048	5.09%	8.51%	5.72

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio.  Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item.  The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Pool A is comprised of re-performing and non-performing loans with unpaid principal balances of $33.4 million and $24.7 million, respectively.

The Company did not hold any residential mortgage loans as of December 31, 2013.

As of June 30, 2014, the mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

Concentration of Credit Risk	June 30, 2014	December 31, 2013
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	100%	-
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	28%	-
Massachusetts	7%	-
New Jersey	6%	-

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of the discount for Pool A for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning Balance	$16,915,318	$-	$-	$-
Additions	-	-	17,159,216	-
Accretion	(43,987)	-	(287,885)	-
Reclassifications from/(to) non-accretable difference	-	-	-	-
Disposals	(414,764)	-	(414,764)	-
Ending Balance	$16,456,567	$-	$16,456,567	$-

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio at June 30, 2014. The Company did not hold any commercial loans as of December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table details the Company’s commercial loan portfolio as of June 30, 2014:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commerical Loans	$72,800,000	$(619,524)	$72,180,476	$619,524	$-	$72,800,000	6.65%	8.36%	1.98

During the year ended December 31, 2013, the Company received $37.0 million of proceeds from sale and pay-off of certain commercial loans, recording realized gains of $0.1 million and realized losses of $0.2 million. The Company did not have any commercial loan sales during the six months ended June 30, 2014.

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

June 30, 2014

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2014:

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$273,912,555	$-	$273,912,555
20 Year Fixed Rate	-	143,617,538	-	143,617,538
30 Year Fixed Rate	-	1,101,769,877	-	1,101,769,877
Fixed Rate CMO	-	95,474,509	-	95,474,509
ARM	-	450,694,648	-	450,694,648
Interest Only	-	136,696,651	-	136,696,651
Credit Investments:
Non-Agency RMBS	-	655,143,834	548,337,038	1,203,480,872
ABS	-	-	43,095,198	43,095,198
CMBS	-	50,685,476	19,289,905	69,975,381
Interest Only	-	-	6,629,380	6,629,380
Residential mortgage loans	-	-	34,841,048	34,841,048
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	730,146	730,146
Linked transactions	-	24,808,343	8,547,625	33,355,968
Derivative assets	-	20,046,840	-	20,046,840
Total Assets Carried at Fair Value	$-	$2,952,850,271	$734,270,340	$3,687,120,611

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$(43,497,266)	$-	$-	$(43,497,266)
Derivative liabilities	-	(8,166,941)	-	(8,166,941)
Total Liabilities Carried at Fair Value	$(43,497,266)	$(8,166,941)	$-	$(51,664,207)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013.

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$447,599,832	$-	$447,599,832
20 Year Fixed Rate	-	147,057,246	-	147,057,246
30 Year Fixed Rate	-	1,229,504,747	-	1,229,504,747
ARM	-	461,787,395	-	461,787,395
Interest Only	-	137,053,548	-	137,053,548
Credit Investments:
Non-Agency RMBS	-	534,377,006	309,840,562	844,217,568
ABS	-	-	71,344,784	71,344,784
CMBS	-	62,954,692	23,972,043	86,926,735
Interest Only	-	-	6,324,735	6,324,735
Commercial loans	-	-	-	-
Linked transactions	-	34,778,728	14,723,169	49,501,897
Derivative assets	-	55,060,075	-	55,060,075
Total Assets Carried at Fair Value	$-	$3,110,173,269	$426,205,293	$3,536,378,562

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$(27,477,188)	$-	$-	$(27,477,188)
Derivative liabilities	-	(2,206,289)	-	(2,206,289)
Total Liabilities Carried at Fair Value	$(27,477,188)	$(2,206,289)	$-	$(29,683,477)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2014 and June 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

June 30, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$381,244,949	$73,661,029	$37,924,945	$6,398,258	$34,939,773	$10,000,000	$-	$9,911,059
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	173,507,091	6,562,500	-	-	-	62,157,000	730,146	(1,640,500)
Reclassification of security type (2)	19,245,007	(6,562,500)	(12,683,116)	-	-	-	-	1,520,345
Proceeds from sales	(4,985,789)	(23,791,829)	(5,674,728)	-	-	-	-	-
Proceeds from settlement	(24,887,481)	(6,679,339)	(357,588)	-	(454,098)	-	-	(2,473,477)
Total net gains/(losses) (3)
Included in net income	4,213,261	(94,663)	80,392	231,122	355,373	643,000	-	1,230,198
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$548,337,038	$43,095,198	$19,289,905	$6,629,380	$34,841,048	$72,800,000	$730,146	$8,547,625
Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2014 (4)	$3,974,028	$(235,466)	$(754,949)	$231,122	$416,220	$643,000	$-	$1,283,351

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,230,198
Unrealized gain/(loss) on real estate securities and loans, net	4,778,701
Net realized loss	649,784
Total	$6,658,683

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,283,351
Unrealized gain/(loss) on real estate securities and loans, net	4,273,955
Total	$5,557,306

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

Three Months Ended

June 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$192,389,167	$18,490,547	$34,346,520	$6,906,230	$30,000,000	$8,143,675
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	74,890,704	100,000,000	-	-	-	-
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(38,343,305)	(13,019,738)	(10,041,297)	-	-	-
Proceeds from settlement	(9,330,747)	(5,242,820)	-	-	-	(1,193,816)
Total net gains/ (losses) (3)
Included in net income	(2,102,623)	(2,311,882)	(1,525,493)	(314,204)	-	(860,776)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$217,503,196	$97,916,107	$22,779,730	$6,592,026	$30,000,000	$6,089,083

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2013 (4)	$(2,493,386)	$(2,127,642)	$(1,525,493)	$(314,205)	$-	$(643,474)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(903,380)
Unrealized gain/(loss) on real estate securities and loans, net	(6,467,442)
Interest income	(86,792)
Net realized loss	342,636
Total	$(7,114,978)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(643,474)
Unrealized gain/(loss) on real estate securities and loans, net	(6,260,085)
Interest income	(200,641)
Total	$(7,104,200)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

Six Months Ended

June 30, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	249,366,020	9,584,500	-	-	35,075,171	72,084,833	730,146	-
Reclassification of security type (2)	26,752,862	-	-	-	-	-	-	(4,219,811)
Proceeds from sales	(15,765,033)	(23,791,829)	(5,674,728)	-	-	-	-	-
Proceeds from settlement	(29,006,717)	(14,245,380)	(564,395)		(454,098)	-	-	(3,614,362)
Total net gains/(losses) (3)
Included in net income	7,149,344	203,123	1,556,985	304,645	219,975	715,167	-	1,658,629
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$548,337,038	$43,095,198	$19,289,905	$6,629,380	$34,841,048	$72,800,000	$730,146	$8,547,625

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2014 (4)	$6,946,307	$62,320	$721,644	$304,645	$280,822	$715,167	$-	$1,656,144

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,658,629
Unrealized gain/(loss) on real estate securities and loans, net	9,768,366
Net realized loss	380,873
Total	$11,807,868

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,656,144
Unrealized gain/(loss) on real estate securities and loans, net	9,030,905
Total	$10,687,049

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

Six Months Ended

June 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	97,745,011	127,993,404	-	7,048,720	30,017,825	2,658,169
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(127,311,547)	(41,105,832)	(10,041,297)	-	-	-
Proceeds from settlement	(12,387,311)	(20,588,748)	(58,631)	-	-	(2,395,359)
Total net gains/ (losses) (3)
Included in net income	4,413,486	(2,319,814)	(1,187,052)	(456,694)	(17,825)	(599,410)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$217,503,196	$97,916,107	$22,779,730	$6,592,026	$30,000,000	$6,089,083

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2013 (4)	$(950,266)	$(2,105,734)	$(823,367)	$(260,925)	$-	$(689,478)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(642,014)
Unrealized gain/(loss) on real estate securities and loans, net	(4,183,907)
Interest income	437,467
Net realized loss	4,221,145
Total	$(167,309)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(689,478)
Unrealized gain/(loss) on real estate securities and loans, net	(3,711,886)
Interest income	(428,406)
Total	$(4,829,770)

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2014 and June 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.96% - 13.96% (4.76%)
Non Agency RMBS	$548,337,038	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (4.29%)
			Projected Collateral Losses	0.00% - 33.00% (9.04%)
			Projected Collateral Severities	0.00% - 80.00% (55.14%)
ABS	$43,095,198	Discounted Cash Flow	Yield	5.00% - 8.23% (5.78%)
			Yield	5.06% - 6.19% (5.66%)
CMBS	$19,289,905	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.72% - 5.73% (5.72%)
Interest Only	$6,629,380	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$34,841,048	Market Comparable	Yield	8.51% - 8.51% (8.51%)
Commercial Loans	$72,800,000	Market Comparable	Yield	6.25% - 14.93% (8.36%)
Excess Mortgage Servicing Rights	$730,146	Discounted Cash Flow	Yield	6.06% - 6.17% (6.15%)
			Yield	4.41% - 6.22% (5.24%)
Linked Transactions*	$8,547,625	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (3.70%)
			Projected Collateral Losses	0.00% - 18.00% (7.53%)
			Projected Collateral Severities	0.00% - 80.00% (33.64%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS and CMBS.

Asset Class	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.35% - 13.99% (5.13%)
Non Agency RMBS	$309,840,562	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (3.51%)
			Projected Collateral Losses	0.00% - 30.00% (7.93%)
			Projected Collateral Severities	0.00% - 80.00% (60.40%)
ABS	$71,344,784	Discounted Cash Flow	Yield	3.78% - 5.39% (4.07%)
			Yield	4.88% - 5.75% (5.51%)
CMBS	$23,972,043	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.70% - 5.72% (5.71%)
Interest Only	$6,324,735	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	3.85% - 9.01% (4.71%)
Linked Transactions*	$14,723,169	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (2.43%)
			Projected Collateral Losses	0.00% - 30.00% (12.83%)
			Projected Collateral Severities	0.00% - 80.00% (41.37%)

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

June 30, 2014

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

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of June 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,739,406,333	0.89%	11.86%
31-60 days	417,768,429	0.74%	7.71%
61-90 days	286,954,061	0.40%	6.47%
Greater than 90 days	513,238,297	1.70%	18.10%
Total / Weighted Average	$2,957,367,120	0.96%	11.84%

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

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of June 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
30 days or less	$-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	18,444,228	3.25%	3.60%	38.44%
Total / Weighted Average	$18,444,228	3.25%	3.60%	38.44%

The Company did not hold any residential mortgage loans or related repurchase agreements as of December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Repurchase agreements secured by Agency RMBS	$1,922,604,000	$2,104,691,819
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	2,059,500,429	2,235,331,133
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	1,034,763,120	786,942,597
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	1,321,398,377	1,008,813,822
Repurchase agreements secured by Residential Mortgage Loans	18,444,228	-
Fair Value of Residential Mortgage Loans pledged as collateral under repurchase agreements	29,962,973	-
Cash pledged (i.e., restricted cash) under repurchase agreements	769,111	962,047

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of June 30, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,975,811,348	$-	$2,975,811,348	$2,975,811,348	$-	$-

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,891,634,416	$-	$2,891,634,416	$2,891,634,416	$-	$-

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 33 and 30 counterparties, under which it had outstanding debt with 21 and 24 counterparties at June 30, 2014 and December 31, 2013, respectively, on a GAAP basis.

At June 30, 2014 the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC	$73,681,836	163	10.0%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	59,619,835	43	8.1%
JP Morgan Securities, LLC	51,155,034	260	6.9%
Wells Fargo Bank. N.A.	50,303,308	220	6.8%
The Royal Bank of Scotland, PLC	46,790,205	134	6.4%
RBC Capital Markets, LLC	39,998,878	43	5.4%

In addition to the amounts at risk in the table above, at June 30, 2014, the Company had repurchase agreements with Credit Suisse, Wells Fargo and JP Morgan determined to be linked. The amounts at risk including linked transactions are $83.4 million, $56.4 million and $52.1 million, respectively, with weighted average maturities of 155, 181 and 258 days, respectively, representing approximately 11.3%, 7.7% and 7.1% of stockholders’ equity, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

At December 31, 2013, the following table reflects amounts at risk under the Company’s repurchase agreements greater than 5% of its equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC	$62,749,069	35	8.9%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	51,047,394	34	7.2%
Wells Fargo Bank, N.A	39,399,377	101	5.6%

In addition to the amount at risk in the table above, at December 31, 2013, the Company had repurchase agreements with Credit Suisse determined to be linked. The amount at risk including linked transactions to Credit Suisse is $72.1 million, with a weighted average maturity of 30 days, representing approximately 10.2% of stockholders’ equity.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30 million and unrestricted cash of not less than $5 million. As of June 30, 2014, the Company had $103.4 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”) with Wells Fargo Bank, National Association, (“Wells Fargo”) to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. As of June 30, 2014, the Company had $18.4 million of debt outstanding under the WFB1 Repurchase Agreement.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At June 30, 2014 and December 31, 2013, the Company had repurchase agreements of $158.3 million and $222.8 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

7. Derivatives

The Company's derivatives currently include interest rate swaps (“swaps”), swaptions, to-be-announced forward contracts on Agency pools (“TBAs”), short positions on U.S. treasury securities, MBS options, IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2014 and December 31, 2013.

Derivative Instrument	Designation	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swaps, at fair value	Non-Hedge	Derivative liabilities, at fair value	$(7,293,898)	$(1,439,688)
Interest rate swaps, at fair value	Non-Hedge	Derivative assets, at fair value	16,757,399	54,418,115
Swaptions, at fair value	Non-Hedge	Derivative liabilities, at fair value	-	(559,858)
Swaptions, at fair value	Non-Hedge	Derivative assets, at fair value	181,438	641,960
TBAs	Non-Hedge	Derivative liabilities, at fair value	(873,043)	-
TBAs	Non-Hedge	Derivative assets, at fair value	2,963,081	-
IO Index, at fair value	Non-Hedge	Derivative assets, at fair value	144,922	-
MBS Options, at fair value	Non-Hedge	Derivative liabilities, at fair value	-	(206,743)
Linked transactions, at fair value	Non-Hedge	Linked transactions, net, at fair value	33,355,968	49,501,897

The following table summarizes information related to derivatives:

	June 30, 2014	December 31, 2013
Non-hedge derivatives:
Notional amount of Interest Rate Swap Agreements (1)	$1,773,000,000	$2,145,000,000
Net notional amount of Swaptions	187,000,000	115,000,000
Net notional amount of IO Index	40,521,816	-
Net notional amount of TBAs	160,000,000	-
Notional amount of Linked Transactions (2)	203,176,536	291,734,071

(1) Includes forward starting swaps with a notional of $100.0 million as of December 31, 2013.

(2) Represents the current face of the securities comprising linked transactions.

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Statement of Operations Location	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Non-hedge derivatives gain (loss):
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(25,096,503)	$70,258,831	$(43,559,542)	$75,349,842
Interest rate swaps, at fair value	Net realized loss	1,277,513	(6,299,169)	1,897,156	(7,087,443)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(462,115)	-	(581,164)	-
Swaptions, at fair value	Net realized loss	(311,250)	-	133,750	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	2,199,452	(2,353,813)	2,090,038	(2,221,583)
TBAs	Net realized loss	(225,977)	(237,891)	(225,977)	(577,149)
IO Index, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	72,595	-	37,989	-
IO Index, at fair value	Net realized loss	(452,650)	-	(322,889)	-
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	38,774	-
MBS Options, at fair value	Net realized loss	-	-	19,531	-
Linked transactions	Income/(loss) from linked transactions, net	3,409,366	(1,339,610)	7,536,107	4,838,278
Linked transactions	Net realized loss	-	(2,021,952)	-	(2,021,952)
Short positions in U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(631,249)	-	(1,124,630)	-
Short positions in U.S. Treasuries	Net realized loss	565,539	-	565,539	-

(1) For the three and six months ended June 30, 2014, gains and losses from purchases and sales of TBAs consisted of $0.3 million and $0.3 million, respectively, of net TBA dollar roll, net interest income and net gains of $1.9 million and $1.8 million, respectively, due to price increases. The Company did not have any TBA dollar roll transactions for the three and six months ended June 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of June 30, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$191,240,096	$(158,275,177)	$32,964,919	$(32,964,919)	$-	$-

Receivable Under Reverse Repurchase Agreements	$44,050,000	$-	$44,050,000	$43,497,266	$-	$552,734

Derivative Assets (2)
Interest Rate Swaps	$20,726,878	$-	$20,726,878	$-	$7,877,000	$12,849,878
Interest Rate Swaptions	181,438	-	181,438	-	-	181,438
TBAs	2,963,081	-	2,963,081	-	-	2,963,081
IO Index	37,989	-	37,989	-	-	37,989
Total Derivative Assets	$23,909,386	$-	$23,909,386	$-	$7,877,000	$16,032,386

Derivative Liabilities (3)
Interest Rate Swaps	$(5,808,319)	$-	$(5,808,319)	$-	$(5,808,319)	$-
TBAs	(873,043)		(873,043)	-	(873,043)	-
Total Derivative Liabilities	$(6,681,362)	$-	$(6,681,362)	$-	$(6,681,362)	$-

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $191,240,096, less repurchase agreements of $(158,275,177), plus net accrued interest of $391,049 for a total of $33,355,968.

(2) Included in Derivative Assets on the consolidated balance sheet is $23,909,386 less accrued interest of $(3,862,546) for a total of $20,046,840.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(6,681,362) less accrued interest of $(1,485,579) for a total of $(8,166,941).

The following table presents both gross information and net information about derivative instruments eligible for offset in the consolidated balance sheet as of December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$272,261,350	$(222,846,315)	$49,415,035	$(49,415,035)	$-	$-

Receivable Under Reverse Repurchase Agreements	$27,475,000	$-	$27,475,000	$27,475,000	$-	$-

Derivative Assets (2)
Interest Rate Swaps	$59,588,167	$-	$59,588,167	$-	$30,567,000	$29,021,167
Interest Rate Swaptions	641,960	-	641,960	-	-	641,960
Total Derivative Assets	$60,230,127	$-	$60,230,127	$-	$30,567,000	$29,663,127

Derivative Liabilities (3)
Interest Rate Swaps	$(1,110,065)	$-	$(1,110,065)	$-	$(1,110,065)	$-

Interest Rate Swaptions	(559,858)	-	(559,858)	-	-	(559,858)
MBS Options	(206,743)	-	(206,743)	-	-	(206,743)
Total Derivative Liabilities	$(1,876,666)	$-	$(1,876,666)	$-	$(1,110,065)	$(766,601)

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $272,261,350, less repurchase agreements of $(222,846,315), plus net accrued interest of $86,862 for a total of $49,501,897.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table presents information about the Company’s interest rate swaps as of June 30, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016	$160,000,000	0.85%	0.23%	1.91
2017	180,000,000	0.96%	0.24%	3.28
2018	210,000,000	1.05%	0.23%	3.76
2019	306,000,000	1.34%	0.21%	5.11
2020	440,000,000	1.61%	0.23%	5.74
2022	50,000,000	1.69%	0.23%	8.18
2023	328,000,000	2.49%	0.23%	9.06
2024	79,000,000	2.73%	0.23%	9.76
2028	20,000,000	3.47%	0.23%	14.47
Total/Wtd Avg	$1,773,000,000	1.60%	0.23%	5.76

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016*	$260,000,000	0.62%	0.71%	2.63
2017	275,000,000	1.02%	0.24%	3.83
2018	490,000,000	1.15%	0.24%	4.43
2019	260,000,000	1.27%	0.25%	5.64
2020	450,000,000	1.62%	0.24%	6.25
2022	50,000,000	1.69%	0.24%	8.68
2023	340,000,000	2.49%	0.24%	9.56
2028	20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg	$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2014 and June 30, 2013:

For the Three Months Ended June 30, 2014
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$335,000,000	$(175,000,000)	$160,000,000	$168,729,295	$(166,639,257)	$2,963,081	$(873,043)

For the Three Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$710,000,000	$(900,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,353,065)

For the Six Months Ended June 30, 2014
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$482,000,000	$(322,000,000)	$160,000,000	$168,729,295	$(166,639,257)	$2,963,081	$(873,043)

For the Six Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$920,000,000	$(1,110,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,353,065)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument. Changes in market value are recorded together with net interest income in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When, or if a transaction is no longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Also as discussed in Note 2, in June 2014, the FASB issued ASU 2014-11, which eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This effectively changes the accounting for linked financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This guidance will take effect for periods beginning after December 15, 2014.

Certain of the Company’s Linked Transactions became unlinked during the periods presented. For the three months ended June 30, 2014 a Non-Agency RMBS security with a fair value of $47.3 million and the related repurchase agreement borrowing of $40.4 million became unlinked, and the Company recorded a net realized loss of $2.4 million from the unlinking of the Linked Transaction. For the six months ended June 30, 2014 two Non-Agency RMBS with fair value of $71.6 million and related repurchase agreement borrowings of $61.4 million became unlinked, and the Company recorded a net realized loss of $2.2 million from the unlinking of the Linked Transactions.

For the six months ended June 30, 2013 a Non-Agency RMBS with a security fair value of $13.2 million and the related repurchase agreement borrowing of $11.6 million were unlinked, and the Company recorded a net realized gain of $0.3 million from the unlinking of the Linked Transaction. No transactions became unlinked during the three months ended June 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The following table presents certain information related to the securities accounted for as a part of linked transactions during the three and six months ended June 30, 2014:

					For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$174,306,536	$161,625,769	$162,531,203	$346,452	$707,409	$(2,911,422)	$4,327,677	$2,123,664	$5,075,619	$(3,289,232)	$4,362,710	$6,149,097	3.99%	6.11
CMBS	28,870,000	27,195,155	28,708,893	44,597	331,340	686,190	268,172	1,285,702	476,041	810,219	100,750	1,387,010	2.87%	3.16
Total	$203,176,536	$188,820,924	$191,240,096	$391,049	$1,038,749	$(2,225,232)	$4,595,849	$3,409,366	$5,551,660	$(2,479,013)	$4,463,460	$7,536,107	3.83%	5.69

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of June 30, 2014:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$137,465,510	1.61%	0.05
CMBS	20,809,667	1.40%	0.04
	$158,275,177	1.58%	0.05

The following table presents certain information related to the securities and repurchase agreements accounted for as a part of linked transactions for the three and six months ended June 30, 2013:

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

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of June 30, 2014 and December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $43.5 million and $27.5 million, respectively and a notional amount of $43.0 and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of June 30, 2014 and December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 7.2 years and 6.6 years, respectively. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $44.1 million and $27.5 million at June 30, 2014 and December 31, 2013, respectively, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of June 30, 2014 and December 31, 2013, the reverse repurchase agreements had a weighted average maturity of July 1, 2014 and January 3, 2014, respectively. The Company had no short positions in U.S. Treasury securities as of June 30, 2013. Refer to the table above for detail on realized and unrealized gains and losses recognized for the three and six months ended June 30, 2014 and June 30, 2013.

At June 30, 2014, the Company had real estate securities with a fair value of $6.7 million pledged as collateral against its derivatives and had $4.7 million of net cash received as collateral against its derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $191.2 million as collateral against the related linked repurchase agreements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

As of June 30, 2014 and June 30, 2013, the Company’s outstanding warrants and unvested shares of restricted common stock were as follows:

	June 30, 2014	June 30, 2013
Warrants	1,007,500	1,007,500
Restricted stock granted to the Manager	3,355	16,772
Restricted stock granted to the independent directors	2,000	4,500

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. During the three and six months ended June 30, 2014 and June 30, 2013, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. The dilutive effects of these shares are only included in diluted weighted average shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended June 30, 2014 and June 30, 2013:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$37,797,929	$(74,602,643)	$65,616,817	$(61,199,188)

Denominator:
Basic weighted average common shares outstanding	28,377,245	28,068,507	28,374,348	27,676,696
Dilutive effect of manager and director restricted stock and warrants	3,213	-	1,327	-
Dilutive weighted average common shares outstanding	28,380,458	28,068,507	28,375,675	27,676,696

Basic Earnings/(Loss) Per Share of Common Stock:	$1.33	$(2.66)	$2.31	$(2.21)
Diluted Earnings/(Loss) Per Share of Common Stock:	$1.33	$(2.66)	$2.31	$(2.21)

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

The Company has elected to treat certain subsidiaries as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business.

A domestic TRS is subject to federal, state and local corporate income taxes. During the six months ended June 30, 2014, the Company recognized an income tax provision of $0.09 million and during the six months ended June 30, 2013, the Company recognized an income tax provision of $2.7 million related to the income and sale of investments held within certain TRSs.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The Company elected to treat one of its consolidated subsidiaries as a foreign TRS and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2014 and December 31, 2013. The Company’s federal income tax return for the 2013, 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provides for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. At its regular quarterly meeting in April 2014, the Board of Directors approved the renewal of the management agreement for an additional one-year period ending June 30, 2015. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s IPO), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and six months ended June 30, 2014, the Company incurred management fees of approximately $2.5 million and $5.0 million, respectively. For the three and six months ended June 30, 2013, the Company incurred management fees of approximately $2.8 million and $5.7 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2014 and December 31, 2013, no event of termination of the management agreement had occurred.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three and six months ended June 30, 2014, the Company has expensed into Other operating expenses $1.6 million and $3.3 million, respectively, of reimbursable expenses payable to the Manager. For the three and six months ended June 30, 2013, the Company expensed into Other operating expenses $1.5 million and $2.8 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2013 and June 30, 2014.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s four initial independent directors under the Equity Incentive Plan, pursuant to which each of the four initial independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock were granted on September 1, 2013 to Mr. Ainsberg under the Equity Incentive Plan. These shares will vest on July 6, 2014. On March 10, 2014, the Board of Directors approved the accelerated vesting of the remaining 500 shares of the Company’s common stock held by James Voss on April 30, 2014, the date Mr. Voss completed his service to the Company as an independent director.

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of June 30, 2014, 212,398 shares of common stock are available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of capital stock. The registration statement was declared effective on July 20, 2012. At June 30, 2014, approximately $549.5 million of our capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of the common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2014, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of June 30, 2014, the Company had sold shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2014, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

No warrants were exercised in the three months and six months ended June 30, 2014. For the three and six months ended June 30, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 8,730 and 20,101 shares of common stock, respectively. No proceeds were received in connection with the exercise of the cashless option. For the three and six months ended June 30, 2013, warrants were exercised by the cash exercise option, which resulted in the issuance of 50,000 and 196,250 shares of common stock for proceeds to the Company of $1.0 million and $4.0 million, respectively.

During the quarter ended June 30, 2014, the Company declared a quarterly dividend to common stockholders totaling approximately $17.0 million, or $0.60 per share, which was paid on July 28, 2014. For the six months ended June 30, 2014, the Company declared dividends to common stockholders of approximately $34.1 million or $1.20 per share. During the quarter ended June 30, 2013, the Company declared a quarterly dividend to common stockholders totaling approximately $22.7 million, or $0.80 per share, which was paid on July 26, 2013. For the six months ended June 30, 2013, the Company declared dividends to common stockholders of approximately $44.7 million or $1.60 per share.

During the three months ended June 30, 2014, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on June 17, 2014 to stockholders of record as of May 30, 2014. During the six months ended June 30, 2014, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.03126 per share and $1.00 per share, respectively. During the three months ended June 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on June 17, 2013 to stockholders of record as of May 31, 2013. During the six months ended June 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.03126 per share and $1.00 per share, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at June 30, 2014.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

13. Subsequent Events

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock if and when the units vest. Of these awards 20,000 will vest on July 1, 2015, 20,000 will vest on July 1, 2016, and 20,000 will vest on July 1, 2017. These awards do not carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company’s common stock.

On July 31, 2014, the Company acquired a pool of non-performing whole loans and REO with an aggregate unpaid principal balance and cost of $15.7 million and $7.0 million, respectively. The Company did not incur debt to finance the acquisition.

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

Our Company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo, Gordon. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility for its Manager’s day-to-day duties and obligations arising under our management agreement.

The majority of our portfolio remains invested in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”). We expect our portfolio, over time, will include a more significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial and residential mortgage loans, including non-performing and re-performing residential mortgage loans, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans. We anticipate a continued gradual migration of our portfolio towards credit assets.

As of June 30, 2014 and per our GAAP consolidated balance sheet, we have a $3.6 billion investment portfolio comprised of securities, loans and MSRs, which consists of $2.2 billion, or 60.6%, of Agency RMBS and $1.4 billion, or 39.4%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions and investments held within affiliated entities is $3.8 billion, which consists of $2.2 billion, or 57.4%, of Agency RMBS and $1.6 billion, or 42.6%, of assets in our credit portfolio. Refer to Item 7 for a discussion on linked transactions. We also entered into $1.8 billion notional amount of interest rate swaps and $187.0 million notional of interest rate swaptions as of June 30, 2014. This compares with a $3.4 billion investment portfolio as of December 31, 2013, which consisted of $2.4 billion, or 70.6%, of Agency RMBS and $1.0 billion, or 29.4%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions was $3.7 billion, which consisted of $2.4 billion, or 65.4%, of Agency RMBS and $1.3 billion, or 34.6%, of assets in our credit portfolio. We also entered into $2.1 billion notional amount of interest rate swaps and $115.0 million notional of interest rate swaptions as of December 31, 2013.

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

Market and interest rate trends

In September 2012, the Federal Open Market Committee (“FOMC”) of the U.S. Federal Reserve announced a third round of asset purchases, commonly known as quantitative easing (QE3), pursuant to which it would purchase U.S. Treasury securities and Agency RMBS at a pace of $85 billion per month until further notice. The Federal Reserve also announced that it would maintain its policy of reinvesting principal payments from its existing holdings of Agency RMBS into new purchases of Agency RMBS until the employment rate, among other economic indicators, showed signs of improvement. The Federal Reserve further stated that it would maintain the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015.

In December 2013, the FOMC announced that it would begin the process of reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, with the reduction split evenly between U.S. Treasury securities and Agency RMBS. Subsequently, the Federal Reserve has further announced decreases in its purchase activity by an additional $10 billion per month at each scheduled FOMC meeting since that time and is expected to exit the program sometime in late 2014. Reinvestment of principal payments from the existing holdings of Agency RMBS however is expected to continue through an unspecified date in the future.

The first quarter of 2014 experienced unusually harsh winter weather throughout the U.S. that depressed both consumer spending and housing activity, a drop in healthcare spending, a larger than expected drop in exports, a smaller than anticipated increase in manufacturing and escalating tensions between the Ukraine and Russia. Economic activity increased modestly in the second quarter of 2014. Employment growth has been encouraging but remains below where the Federal Reserve would like to see it. Deflationary pressures have appeared to subside for the moment with inflation beginning to creep back up toward the Federal Reserve’s 2% goal. Consumer spending has stabilized and improved modestly on the margin. Likewise, housing has appeared to stabilize, but recovery has fallen well short of the robustness that many had anticipated.

The resumption of progress toward the Federal Reserve’s goals during the second quarter of 2014 has not altered the trend of lower interest rates that began at the start of 2014. The roots of this continued trend appear to be connected to a technical supply/demand imbalance through the end of the second quarter of 2014, and a reevaluation of the long-term growth potential for the economy. From a technical perspective, both the supply of and demand for Treasury Securities, excluding Federal Reserve activity through the first half of 2014, have each experienced shifts that have more than offset the scaling back of QE3. On the supply side, the net issuance of Treasury securities in the first half of 2014 has occurred at a pace slower than the full year pace of 2013. On the demand side, banks, mutual funds and most notably foreign investors have bought at an increased rate through June, leaving a supply/demand imbalance.

Technical factors alone are not the full story. Discussions in the second quarter among economists both inside and outside the Federal Reserve, as well as individual market participants, have shifted from the immediate concern of reduced accommodation to what the ultimate growth potential is for the U.S. economy. This can be seen in the June 2014 FOMC Summary of Economic Projections and recent comments by Federal Reserve Chair Janet Yellen and other Federal Reserve governors. In a June 2014 publication of the FOMC, the median FOMC participant expectation for the longer run federal funds rate shifted downward by 25 basis points from 4% to 3.75%. Additionally, minutes from the Federal Reserve’s meeting in June 2014 stated that “most participants expected the federal funds rate at the end of 2016 would still be significantly below their individual assessments of its longer-run level.” The minutes further went on to say that “for about half of these participants, the low level of the federal funds rate at that time was associated with inflation well below the Committee’s 2% objective.” The other half of the FOMC saw the federal funds rate as lower despite projections for the unemployment rate and inflation being at or close to their long run projections, citing “a lower equilibrium real interest rate, continuing headwinds from the financial crisis… and a desire to raise the federal funds rate at a gradual pace after liftoff.”

Currently, credit markets appear to be pricing for the first policy increase in interest rates in July of 2015 with 72 basis points of cumulative rate increases priced in by year-end, which is roughly 16 basis points lower than a previous FOMC projection. The divergence between market pricing and FOMC projections increases in 2016 as the market seems to be discounting the Fed’s composite projections in favor of what it believes to be the projections of the core members.

Like the first quarter of 2014, the second quarter was a generally positive one for the credit markets, with the Non-Agency RMBS, ABS and CMBS markets all benefitting from positive fundamentals and the supply demand technical factors referenced above. The legacy Non-Agency RMBS and CMBS markets continue to shrink. Although new issue volumes remain robust year-to-date neither market has yet experienced positive net supply since the financial crisis. These markets continue to show very muted if any response to the brief periods of broader market volatility we have seen.

The rise in mortgage rates in response to the threat of tapering of QE3 has stabilized and diminished marginally giving us optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and signs of improving household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years. Furthermore, we remain optimistic that the deep dislocations that occurred in these markets may result in an “over-correction” in pricing, creating a potential opportunity for us to capitalize on these market dislocations.

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

Recent Government Activity

On July 11, 2013, U.S. Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill. PATH would revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the Federal Housing Finance Authority and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility, the mission of which would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration, tailoring its mission specifically to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.

On March 16, 2014, Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a draft bill, the “Housing Finance Reform and Taxpayer Protection Act of 2014”, proposing a comprehensive framework for housing finance reform (the "Johnson-Crapo Bill"), which builds on the bipartisan foundation of the “Housing Finance Reform and Taxpayer Protection Act of 2013” introduced by Senators Bob Corker (R-TN) and Mark Warner (D-VA) in the summer of 2013.

The Johnson-Crapo Bill would create a new regulator, the Federal Mortgage Insurance Corp. (the “FMIC”). The FMIC's backing for mortgage-backed securities would come in the form of a Mortgage Insurance Fund (the “MIF”), which would be designed to protect investors' losses beyond a 10% first-loss position held by private participants in the market. The MIF would initially be capitalized through assessments charged to Fannie Mae and Freddie Mac, but later that cost would be shifted to private market participants once Fannie Mae and Freddie Mac are wound down. The Johnson-Crapo Bill details how regulators would wind-down Fannie Mae and Freddie Mac and how to begin a transition to the new housing finance system. The draft bill provides for the process to take place over a five year period, at the end of which the FMIC would be required to have met several benchmarks, including establishing a new securitization platform and approving a "sufficient number" of guarantors, aggregators, private mortgage insurers and multifamily guarantors. In May 2014 a significant number of Democrat senators withdrew their support for the Johnson-Crapo Bill. The legislation was tabled after being voted out of committee in a divided 13-9 vote.

On July 10, 2014, Representatives John Delaney (D-MD), John Carney (D-DE), and Jim Himes (D-CT) introduced housing finance reform legislation entitled the “Partnership to Strengthen Homeownership Act of 2014” (the "Delaney-Carney-Himes Bill") which would wind down Fannie Mae and Freddie Mac and authorize Ginnie Mae to provide an explicit federal guarantee on mortgage-backed securities.

The Delaney-Carney-Himes Bill would require Ginnie Mae to establish a mortgage insurance program that would offer a federal guarantee for qualified single-family and multifamily mortgage-backed securities. Under this program, private investors would be liable for the first 5 percent of principal loss on an insured-security. Ginnie Mae would hold the remaining 95 percent of risk, but would be expected to enter into arrangements with private reinsurers in which both parties would share the risk evenly. The agency would also establish a single common mortgage securitization platform via which all mortgage-backed securities, whether private or government-guaranteed, would be traded. The bill tasks Ginnie Mae with examining two possible models for adopting such a system and choosing the one it finds would be most efficient. Under one model, the agency would sell insurance to mortgage-backed securities issuers. The other model would have Ginnie Mae offer reinsurance to private guarantors who have insured mortgage-backed securities. Under either program, all mortgage-backed securities would carry the full faith and credit of the United States Government, but private investors would be in the first-loss position. In order to be eligible for Ginnie Mae insurance, a security would have to be comprised entirely of loans that meet certain minimum underwriting standards, which the bill directs Ginnie Mae to develop. In addition, six months after the bill’s enactment, the authorities and responsibilities of the Federal Housing Finance Agency would be transferred to Ginnie Mae.

We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. The future of these legislative proposals is highly uncertain. There is no way to know precisely how these proposals would impact housing finance, and what impact, if any, they would have on companies that invest in mortgage-backed securities. Although it is unclear how these proposals would impact housing finance, they generally seek to increase opportunities for private capital in the mortgage market, and such changes could provide new investment opportunities for us as the evolution of the housing finance market continues.

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

In 2013, we accomplished our goal of increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first part of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We have since then reduced our hedging activity and rotated into shorter duration Agency RMBS. During 2014 we continued to undergo a gradual asset rotation within our Agency RMBS portfolio, as well as opportunistically increase our exposure to credit securities and loans. We will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

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

As discussed in Note 2 to our financial statements, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Throughout Item 2, where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have shown the repurchase agreements inclusive of those treated as linked transactions for GAAP along with reconciliation to GAAP. Furthermore, our unlinked securities portfolio also includes unconsolidated ownership interests in affiliates that are accounted for using the equity method. The presentation inclusive of linked transactions and investments held within affiliated entities is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities and investment in affiliates to securities on a GAAP basis as of June 30, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$261,446,920	$268,292,919	$5,619,636	$273,912,555	3.21%	2.55%	4.44
20 Year Fixed Rate	135,691,261	142,370,162	1,247,376	143,617,538	3.73%	2.84%	6.46
30 Year Fixed Rate	1,037,960,571	1,094,158,205	7,611,672	1,101,769,877	4.03%	3.24%	8.77
Fixed Rate CMO	94,181,120	95,147,508	327,001	95,474,509	3.00%	2.87%	6.44
ARM	447,082,303	446,102,267	4,592,381	450,694,648	2.42%	2.80%	5.63
Inverse Interest Only	408,803,075	78,538,372	(1,309,148)	77,229,224	6.18%	8.27%	4.29
Interest Only	424,357,783	56,885,780	2,581,647	59,467,427	3.04%	7.78%	4.93
Credit Investments:
Non-Agency RMBS
Prime	403,285,089	343,744,229	10,274,895	354,019,124	4.81%	5.87%	7.22
Alt A	635,506,022	532,525,729	7,873,176	540,398,905	4.19%	5.32%	7.66
Subprime	244,548,454	215,117,125	7,830,018	222,947,143	2.20%	7.06%	5.91
Senior Short Duration	248,875,544	246,945,621	1,701,282	248,646,903	3.90%	4.39%	1.87
ABS	43,677,531	42,947,204	147,994	43,095,198	4.11%	5.78%	2.81
CMBS	127,066,432	102,771,995	5,343,642	108,115,637	4.47%	7.30%	3.42
Interest Only	52,357,700	6,253,449	375,931	6,629,380	1.92%	5.72%	4.04
Total: Non-GAAP Basis	$4,564,839,805	$3,671,800,565	$54,217,503	$3,726,018,068	3.85%	4.29%	6.26

Linked Transactions	$203,176,536	$188,820,924	$2,419,172	$191,240,096	3.83%	5.94%	5.69

Investment in Affiliates	$30,632,053	$8,960,489	$470,874	$9,431,363	N/A	14.38%	4.61

Total: GAAP Basis	$4,331,031,216	$3,474,019,152	$51,327,457	$3,525,346,609	3.85%	4.18%	6.30

(1) Equity residuals and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities and investment in affiliates to securities on a GAAP basis as of December 31, 2013:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Agency RMBS:
15 Year Fixed Rate	$435,843,408	$448,753,294	$(1,153,462)	$447,599,832	3.13%	2.50%	5.23
20 Year Fixed Rate	142,296,219	149,612,863	(2,555,617)	147,057,246	3.73%	2.89%	7.15
30 Year Fixed Rate	1,191,781,474	1,260,313,424	(30,808,677)	1,229,504,747	4.03%	3.28%	9.87
ARM	466,047,819	464,464,391	(2,676,996)	461,787,395	2.43%	2.78%	5.99
Inverse Interest Only	404,604,832	83,337,169	(499,399)	82,837,770	6.18%	4.36%	3.78
Interest Only	331,658,171	51,400,270	2,815,508	54,215,778	3.39%	9.75%	4.75
Credit Investments:
Non-Agency RMBS
Prime	346,425,724	292,304,133	8,054,140	300,358,273	5.29%	6.26%	7.29
Alt A	430,704,396	363,930,844	1,523,499	365,454,343	4.18%	5.51%	7.77
Subprime	259,658,751	225,028,604	11,799,226	236,827,830	2.21%	7.00%	5.76
Senior Short Duration	183,927,750	181,924,138	182,106	182,106,244	3.85%	4.40%	1.96
ABS	71,326,847	71,011,190	333,594	71,344,784	3.82%	4.07%	1.56
CMBS	155,578,972	130,603,062	1,765,402	132,368,464	4.21%	7.13%	3.61
Interest Only	489,291,846	9,272,985	(281,670)	8,991,315	0.73%	5.43%	4.29
Total: Non-GAAP Basis	$4,909,146,209	$3,731,956,367	$(11,502,346)	$3,720,454,021	3.89%	4.13%	6.43

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	6.04%	5.14

Investment in Affiliates	$469,814,344	$15,137,928	$1,238,153	$16,376,081	0.60%	12.54%	3.65

Total: GAAP Basis	$4,147,597,794	$3,452,583,372	$(20,766,782)	$3,431,816,590	3.94%	3.94%	6.74

(1) Principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities and investments in affiliates as of June 30, 2014. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$119,053,732	$108,067,865	$6,261,911	$114,329,776	2.48%	6.89%	5.68
2005	296,414,835	253,231,792	3,462,658	256,694,450	4.02%	5.48%	7.39
2006	275,085,203	227,894,425	8,096,615	235,991,040	3.79%	6.68%	5.80
2007	279,667,361	224,830,090	8,062,631	232,892,721	4.07%	6.48%	5.06
2008	16,424,000	13,378,475	480,573	13,859,048	7.00%	5.74%	11.95
2010	53,267,936	41,037,910	-	41,037,910	N/A	5.37%	9.30
2011	31,551,000	31,872,234	(40,966)	31,831,268	6.00%	5.85%	9.13
2012	149,749,989	102,171,083	3,543,238	105,714,321	3.99%	5.35%	5.46
2013	288,019,111	284,108,776	1,092,326	285,201,102	4.36%	4.74%	4.31
2014	246,083,605	203,712,702	2,587,952	206,300,654	3.34%	4.89%	6.28
Total: Non-GAAP Basis	$1,755,316,772	$1,490,305,352	$33,546,938	$1,523,852,290	3.92%	5.70%	5.96

Linked Transactions	$203,176,536	$188,820,924	$2,419,172	$191,240,096	3.83%	5.94%	5.69

Investment in Affiliates	$30,632,053	$8,960,489	$470,874	$9,431,363	N/A	14.38%	4.61

Total: GAAP Basis	$1,521,508,183	$1,292,523,939	$30,656,892	$1,323,180,831	3.92%	5.61%	6.02

(1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities and investments in affiliates as of December 31, 2013. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$127,089,489	$113,846,134	$7,001,892	$120,848,026	2.49%	6.60%	6.06
2005	270,386,878	235,394,334	(2,225,096)	233,169,238	3.94%	5.40%	8.06
2006	250,703,776	203,169,355	7,877,484	211,046,839	3.79%	6.80%	6.29
2007	262,198,572	207,814,481	10,292,385	218,106,866	4.06%	6.86%	4.57
2008	16,424,000	13,326,547	424,513	13,751,060	7.00%	5.82%	12.63
2011	31,551,000	31,885,165	(356,756)	31,528,409	6.00%	5.86%	10.07
2012	163,287,032	115,552,138	(20,393)	115,531,745	4.00%	5.28%	5.64
2013	815,273,539	353,086,802	382,268	353,469,070	2.10%	5.01%	3.74
Total: Non-GAAP Basis	$1,936,914,286	$1,274,074,956	$23,376,297	$1,297,451,253	3.13%	5.88%	5.28

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	6.04%	5.14

Investment in Affiliates	$469,814,344	$15,137,928	$1,238,153	$16,376,081	0.60%	12.54%	3.65

Total: GAAP Basis	$1,175,365,871	$994,701,961	$14,111,861	$1,008,813,822	4.14%	5.73%	5.96

(1) Principal only securities are excluded from this calculation.

The following table presents the fair value of our credit portfolio by credit rating as of June 30, 2014 and December 31, 2013:

Credit Rating - Credit Investments	June 30, 2014 (1)	December 31, 2013 (1)
AAA	$17,664,762	$20,106,077
A	222,686,166	234,045,856
BBB	63,254,468	64,922,390
BB	30,442,841	21,640,518
B	93,335,379	115,566,820
Below B	640,424,811	549,745,784
Not Rated	456,043,863	291,423,808
Total: Non-GAAP Basis	$1,523,852,290	$1,297,451,253

Linked Transactions	$191,240,096	$272,261,350

Investment in Affiliates	$9,431,363	$16,376,081

Total: GAAP Basis	$1,323,180,831	$1,008,813,822

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

We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Prepayment speeds, as reflected by the CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency RMBS portfolio increase, the related purchase premium amortization increases, thereby reducing the net yield earned on such assets.

The following table presents the CPR experienced on our Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented.

	Three Months Ended (1) (2)
Agency RMBS	June 30, 2014	June 30, 2013
15 Year Fixed Rate	9%	13%
20 Year Fixed Rate	6%	8%
30 Year Fixed Rate	8%	7%
Fixed Rate CMO	6%	N/A
ARM	7%	9%
Interest Only	8%	10%
Weighted Average	8%	8%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

Securities in an unrealized loss position as of June 30, 2014 have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The Company has used leverage to complete the purchase of securities in its investment portfolio. Through June 30, 2014, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities or loans at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific investment pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company finances certain of its Agency RMBS, Non- Agency RMBS, ABS, CMBS and mortgage loans through the use of repurchase agreements.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30 million and unrestricted cash of not less than $5 million. As of June 30, 2014, the Company had $103.4 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”), with Wells Fargo to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. As of June 30, 2014, the Company had $18.4 million of debt outstanding under the WFB1 Repurchase Agreement.

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements on a GAAP basis as of June 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,892,751,571	0.82%	17.4	10.9%
31-60 days	421,648,429	0.75%	42.9	7.8%
61-90 days	288,004,000	0.41%	72.8	6.5%
Greater than 90 days	513,238,297	1.45%	354.6	15.2%
Total: Non-GAAP Basis - Including Linked Transactions	$3,115,642,297	0.88%	81.5	10.8%

Linked Transactions	$158,275,177	1.58%	18.2	17.5%

Total: GAAP Basis	$2,957,367,120	0.96%	88.7	11.8%

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations include FINRA 4210, which address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and six months ended June 30, 2014, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by interests in residential mortgage loans as of June 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	18,444,228	3.25%	3.60%	589.0	38.44%
Total / Weighted Average	$18,444,228	3.25%	3.60%	589.0	38.44%

The Company did not hold any residential mortgage loans or related repurchase agreements as of December 31, 2013.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of unlinked repurchase agreements with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2014
Non-GAAP Basis - Including Linked Transactions	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis - Including Linked Transactions	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis - Including Linked Transactions	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis - Including Linked Transactions	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis - Including Linked Transactions	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis - Including Linked Transactions	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis - Including Linked Transactions	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis - Including Linked Transactions	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314
December 31, 2011
Non-GAAP Basis - Including Linked Transactions	$1,189,303,407	$1,216,828,855	$1,279,008,000
Less: Linked Transactions	39,154,000	38,736,000	39,419,000
GAAP Basis	$1,150,149,407	$1,178,092,855	$1,239,589,000
September 30, 2011
Non-GAAP Basis - Including Linked Transactions	$1,126,859,885	$1,088,293,085	$1,126,859,885
Less: Linked Transactions	38,124,000	32,161,000	38,124,000
GAAP Basis	$1,088,735,885	$1,056,132,085	$1,088,735,885

We commenced operations in 2011; therefore 2011 represents a partial year. We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in the first and third quarter, respectively. Our respective repurchase agreement balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013.

The following tables present a reconciliation of our leverage ratio at June 30, 2014 and December 31, 2013 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

June 30, 2014	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,128,897,792	$736,234,611	4.25	x
Non-GAAP Adjustments	158,275,177	-
GAAP Leverage	2,970,622,615	736,234,611	4.03	x

December 31, 2013	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,114,480,731	$704,430,734	4.42	x
Non-GAAP Adjustments	222,846,315	-
GAAP Leverage	2,891,634,416	704,430,734	4.10	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades as of period end.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 33 and 30 counterparties, under which we had outstanding debt with 21 and 25 counterparties at June 30, 2014 and December 31, 2013, inclusive of repurchase agreements accounted for as linked transactions. The Company had outstanding debt with 21 and 24 counterparties at June 30, 2014 and December 31, 2013, respectively, on a GAAP basis.

At June 30, 2014, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of unlinked repurchase agreements with reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$83,424,743	155	11.3%
Non-GAAP Adjustments	(9,742,907)	8	-1.3%
Credit Suisse Securities, LLC - GAAP	$73,681,836	163	10.0%

Merrill Lynch, Pierce, Fenner & Smith Incorporated - Non-GAAP	$59,619,835	43	8.1%
Non-GAAP Adjustments	-	-	-
Merrill Lynch, Pierce, Fenner & Smith Incorporated - GAAP	$59,619,835	43	8.1%

JP Morgan Securities, LLC - Non-GAAP	$52,078,368	258	7.1%
Non-GAAP Adjustments	(923,334)	2	-0.1%
JP Morgan Securities, LLC - GAAP	$51,155,034	260	6.9%

Wells Fargo Bank. N.A. - Non-GAAP	$56,384,897	181	7.7%
Non-GAAP Adjustments	(6,081,589)	39	-0.8%
Wells Fargo Bank. N.A. - GAAP	$50,303,308	220	6.8%

The Royal Bank of Scotland, PLC - Non-GAAP	$46,790,205	134	6.4%
Non-GAAP Adjustments	-	-	-
The Royal Bank of Scotland, PLC - GAAP	$46,790,205	134	6.4%

RBC Capital Markets, LLC - Non-GAAP	$39,998,878	43	5.4%
Non-GAAP Adjustments	-	-	-
RBC Capital Markets, LLC - GAAP	$39,998,878	43	5.4%

At December 31, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of unlinked repurchase agreements with reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$72,113,181	30	10.2%
Non-GAAP Adjustments	9,364,112	5	-1.3%
Credit Suisse Securities, LLC - GAAP	$62,749,069	35	8.9%

Merrill Lynch, Pierce, Fenner & Smith Incorporated - Non-GAAP	$51,047,394	34	7.2%
Non-GAAP Adjustments	-	-	-
Merrill Lynch, Pierce, Fenner & Smith Incorporated - GAAP	$51,047,394	34	7.2%

Wells Fargo Bank, N.A - Non-GAAP	$39,399,377	101	5.6%
Non-GAAP Adjustments	-	-	-
Wells Fargo Bank, N.A - GAAP	$39,399,377	101	5.6%

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016	$160,000,000	0.85%	0.23%	1.91
2017	180,000,000	0.96%	0.24%	3.28
2018	210,000,000	1.05%	0.23%	3.76
2019	306,000,000	1.34%	0.21%	5.11
2020	440,000,000	1.61%	0.23%	5.74
2022	50,000,000	1.69%	0.23%	8.18
2023	328,000,000	2.49%	0.23%	9.06
2024	79,000,000	2.73%	0.23%	9.76
2028	20,000,000	3.47%	0.23%	14.47
Total/Wtd Avg	$1,773,000,000	1.60%	0.23%	5.76

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity		Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016	*	$260,000,000	0.62%	0.71%	2.63
2017		275,000,000	1.02%	0.24%	3.83
2018		490,000,000	1.15%	0.24%	4.43
2019		260,000,000	1.27%	0.25%	5.64
2020		450,000,000	1.62%	0.24%	6.25
2022		50,000,000	1.69%	0.24%	8.68
2023		340,000,000	2.49%	0.24%	9.56
2028		20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg		$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

The Company has entered into to-be-announced, or TBA, security positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery or receipt, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/loss. The Company presents the purchase or sale net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security.

The following tables present information about the Company’s TBAs for the three and six months ended June 30, 2014 and June 30, 2013:

For the Three Months Ended June 30, 2014
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$335,000,000	$(175,000,000)	$160,000,000	$168,729,295	$(166,639,257)	$2,963,081	$(873,043)

For the Three Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$710,000,000	$(900,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,353,065)

For the Six Months Ended June 30, 2014
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Payable to Broker	Derivative Asset	Derivative Liability
TBAs	$-	$482,000,000	$(322,000,000)	$160,000,000	$168,729,295	$(166,639,257)	$2,963,081	$(873,043)

For the Six Months Ended June 30, 2013
	Beginning Notional Amount	Additions	Sale or Settlement	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs	$40,000,000	$920,000,000	$(1,110,000,000)	$(150,000,000)	$(151,957,035)	$149,597,756	$2,175,786	$(4,353,065)

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of June 30, 2014 and December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $43.5 million and $27.5 million, respectively and a notional amount of $43.0 and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of June 30, 2014 and December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 7.2 years and 6.6 years, respectively. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $44.1 million and $27.5 million at June 30, 2014 and December 31, 2013, respectively, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of June 30, 2014 and December 31, 2013, the reverse repurchase agreements had a weighted average maturity of July 1, 2014 and January 3, 2014, respectively. Changes in fair value of the borrowed securities are recorded in “Unrealized gain/(loss) on derivative and other instruments, net” line item in our consolidated statement of operations. During the three and six months ended June 30, 2014, the Company recorded unrealized losses of $0.6 million and $1.1 million, respectively. Realized gains and losses are recorded on the “Net realized loss” line item in our consolidated statement of operations. During the three and six months ended June 30, 2014, the Company recorded realized gains of $0.6 million on the borrowed securities. The Company had no short positions in U.S. Treasury securities as of June 30, 2013.

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Real estate securities are recorded at fair market value on our balance sheet and the period change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Electing the fair value option allows us to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Investments in mortgage loans

We have chosen to make a fair value election pursuant to ASC 825 for our mortgage loans. Loans are recorded at fair market value on the balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Electing the fair value option allows us to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loan activities will be recorded in a similar manner.

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

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized loss” line item on the consolidated statement of operations.

Increases in interest income may be recognized on a security on which the Company previously recorded OTTI if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

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

Interest income and other-than-temporary impairment recognition on securities acquired with deteriorated credit quality

When we purchase mortgage loans that have shown evidence of credit deterioration since origination and we determine that it is probable we will not collect all contractual cash flows on those assets, we will apply the guidance found in ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For purposes of income recognition, we aggregate loans acquired that have common risk characteristics into a pool and use a composite interest rate and expectation of cash flows expected to be collected for such pool.

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

As further discussed in the Recent accounting pronouncements below, in June 2014, the FASB issued ASU 2014-11, which eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This effectively changes the accounting for linked financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This guidance will take effect for periods beginning after December 15, 2014.

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

Recent accounting pronouncements

In April 2013, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. A business or nonprofit activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard introduces several new disclosures, including a requirement to present in the consolidated statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. An entity must also reclassify the assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for the comparative periods presented in the consolidated balance sheet. The Company has chosen to early adopt this standard in the prior quarter. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures” (“ASU 2014-11”). This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. ASU 2014-11 also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. This guidance will take effect for periods beginning after December 15, 2014, and early adoption is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015. The Company is currently assessing the impact of this guidance.

Results of operations

The table below presents certain information from our consolidated statement of operations for the three and six months ended June 30, 2014 as well as the three and six months ended June 30, 2013:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Statement of Operations Data:
Net Interest Income
Interest income	$36,079,435	$42,267,747	$70,222,175	$80,885,463
Interest expense	6,783,768	7,289,211	12,930,355	14,165,173
	29,295,667	34,978,536	57,291,820	66,720,290

Other Income
Net realized loss	(1,826,360)	(76,576,762)	(1,277,500)	(71,581,014)
Income/(loss) from linked transactions, net	3,409,366	(1,339,610)	7,536,107	4,838,278
Realized loss on periodic interest settlements of interest rate swaps, net	(5,773,644)	(6,809,777)	(12,081,501)	(12,082,120)
Unrealized gain/(loss) on real estate securities and loans, net	42,653,828	(83,093,338)	72,020,872	(100,804,719)
Unrealized gain/(loss) on derivative and other instruments, net	(23,917,820)	67,905,018	(43,098,535)	73,128,259
	14,545,370	(99,914,469)	23,099,443	(106,501,316)

Expenses
Management fee to affiliate	2,507,487	2,813,003	5,008,012	5,672,343
Other operating expenses	2,739,225	2,686,584	5,382,906	4,960,954
Servicing fees	162,717	-	162,717	-
Equity based compensation to affiliate	73,586	17,350	154,659	131,878
Excise tax	375,000	518,859	875,000	1,018,859
	5,858,015	6,035,796	11,583,294	11,784,034

Income/(loss) before provision for income taxes and equity in earnings/(loss) from affiliate	$37,983,022	$(70,971,729)	$68,807,969	$(51,565,060)
Provision for income taxes	(92,795)	(23,510)	(92,795)	(2,655,779)
Equity in earnings/(loss) from affiliate	3,275,056	(240,050)	3,636,351	(243,641)
Net Income/(Loss)	$41,165,283	$(71,235,289)	$72,351,525	$(54,464,480)

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$37,797,929	$(74,602,643)	$65,616,817	$(61,199,188)

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$1.33	$(2.66)	$2.31	$(2.21)
Diluted	$1.33	$(2.66)	$2.31	$(2.21)

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. As of June 30, 2014, the weighted average yield on our investment portfolio of securities, loans, and excess mortgage servicing rights, inclusive of linked transactions and assets owned through investments in affiliates was 4.41% and the weighted average cost of funds was 1.71%, resulting in a net interest margin of 2.70%. The weighted average cost of funds was comprised of a 0.93% weighted average cost of repurchase agreements and a 0.78% weighted average cost of hedging. As of June 30, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.25 to 1 and 4.03 to 1, respectively. At June 30, 2013, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 3.80% and the weighted average cost of funds was 1.84%, resulting in a net interest margin of 1.96%. The weighted average cost of funds was comprised of a 0.82% weighted average cost of repurchase agreements and a 1.02% weighted average cost of hedging. As of June 30, 2013 our non-GAAP and GAAP debt-to-equity leverage ratios were 5.40 to 1 and 4.84 to 1, respectively.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and hedges is our net interest margin. During the three months ended June 30, 2014, the weighted average cost of securities and loans was $3.7 billion and the weighted average cost of repurchase agreements on such assets was $3.1 billion. On an annualized basis, the average yield earned on these assets was 4.23%, and the weighted average funding cost on repurchase agreements was 0.93%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2014 was 0.75%. During the three months ended June 30, 2013, the weighted average cost of securities and loans and repurchase agreements was $5.1 billion and $4.4 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.84%, and the average rate paid on repurchase agreements was 0.84%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2013 was 0.62%.

During the six months ended June 30, 2014, the weighted average cost of securities and repurchase agreements was $3.7 billion and $3.1 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.24%, and the average rate paid on repurchase agreements was 0.92%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the six months ended June 30, 2014 was 0.78%. During the six months ended June 30, 2013, we had a weighted average cost of securities and repurchase agreements of $5.0 billion and $4.3 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.65%, and the average rate paid on the debt was 0.81%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the six months ended June 30, 2013 was 0.56%.

Our investment portfolio has primarily been comprised of Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio inclusive of mortgage loans, increasing our allocation as a percentage of assets from 31.8% as of June 30, 2013 to 42.6% as of June 30, 2014. The improved general economic outlook and the increase in interest rates generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended June 30, 2014, we sold certain real estate securities realizing net losses of $2.0 million and settled certain derivatives realizing net gains of $0.9 million. Additionally, we recognized $0.7 million of realized loss due to OTTI charges on certain securities. During the six months ended June 30, 2014, we sold certain real estate securities realizing net losses of $2.0 million and settled certain derivatives realizing a net gain of $2.0 million. Additionally, we recognized $1.3 million of realized loss due to OTTI charges on certain securities.

During the three months ended June 30, 2013, we sold certain real estate securities realizing net losses of $26.0 million and settled certain derivatives realizing a net loss of $6.5 million. Additionally, we recognized $44.1 million of realized loss due to OTTI charges on certain securities. During the six months ended June 30, 2013, we sold certain real estate securities realizing net losses of $21.4 million, inclusive of related tax provisions, sold certain loans realizing net gains of $0.1 million, settled certain derivatives realizing a net loss of $7.7 million. Additionally, we recognized $45.2 million of realized loss due to OTTI charges on certain securities.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, the Company recognized a $0.7 million and a $1.3 million OTTI charge on certain securities for the three and six months ended June 30, 2014 respectively, due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

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

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized gains for the period ended June 30, 2014 and unrealized losses for the period ended June 30, 2013. The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio. Unrealized gain and losses are caused when prices of the product increase or decrease, respectively. For the period ended June 30, 2014, Fannie 3.50% 30 years increased from 99-11+ at December 31, 2013 to 102-25+ at June 30, 2014, providing the basis for the unrealized gain on real estate securities. For the period ended June 30, 2013, Fannie 3.50% 30 years decreased from 106-19+ at December 31, 2012 to 101-15+ at June 30, 2013, providing the basis for the unrealized loss on real estate securities. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised mostly of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. For the period ended June 30, 2014, the 10 year Treasury decreased from 3.03% at December 31, 2013 to 2.53% at June 30, 2014. For the period ended June 30, 2013, the 10 year Treasury increased from 1.76% at December 31, 2012 to 2.49% at June 30, 2013.

Management fees and other expenses

For the three months ended June 30, 2014 and June 30, 2013, our management fees were $2.5 million and $2.8 million, respectively. For the six months ended June 30, 2014 and June 30, 2013, our management fees were $5.0 million and $5.7 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the three months ended June 30, 2014 and June 30, 2013, other operating costs were $2.7 million and $2.7 million, respectively. For the six months ended June 30, 2014 and June 30, 2013, other operating costs were $5.4 million and $5.0 million, respectively. The amounts were primarily comprised of professional fees, insurance and board of director fees. For three and six months ended June 30, 2014 and 2013, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $2.7 million of Other operating expenses for the three months ended June 30, 2014, the Company has expensed $1.6 million, which will be paid to the Manager. Of the $5.4 million of Other operating expenses for the six months ended June 30, 2014, the Company has expensed $3.3 million, which will be paid to the Manager. Of the $2.7 million of Other operating expenses for the three months ended June 30, 2013, the Company has expensed $1.5 million, respectively, which has been paid to the Manager. Of the $5.0 million of Other operating expenses for the six months ended June 30, 2013, the Company has expensed $2.8 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2014 or June 30, 2013.

For the three months ended June 30, 2014 and June 30, 2013, we recorded excise tax expense of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2014 and June 30, 2013, we recorded excise tax expense of $0.9 million and $1.0 million, respectively Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of June 30, 2014, December 31, 2013 and June 30, 2013, our book value per common share was $20.26, $19.14 and $19.77, respectively.

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

At June 30, 2014, we had $147.2 million available to support our liquidity needs, comprised of $11.2 million of cash, $107.0 million of Agency whole-pool RMBS and $29.0 million Agency Interest Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 33 counterparties, allowing us to utilize leverage in our operations. As of June 30, 2014, we had debt outstanding of $3.1 billion with 21 counterparties, inclusive of repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between July 1, 2014 and October 3, 2016. As of June 30, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.25 to 1 and 4.03 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Overnight	$-	$-
Within 30 days	1,892,751,571	1,507,772,817
30 to 59 days	421,648,429	926,730,000
60 to 89 days	288,004,000	260,958,000
90 to 119 days	58,965,000	153,303,914
Greater than or equal to 120 days	472,717,525	265,716,000
Total: Non-GAAP Basis - Including Linked Transactions	$3,134,086,525	$3,114,480,731

Linked Transactions	$158,275,177	$222,846,315

Total: GAAP Basis	$2,975,811,348	$2,891,634,416

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the fair value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of June 30, 2014 and December 31, 2013, the Company had 18 and 23 linked transactions, respectively, resulting in $158.3 million and $222.8 million of embedded repurchase agreements with a weighted average rate of 1.58% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements is July 18, 2014 as of June 30, 2014.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency interest-only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of June 30, 2014, we have entered into $1.8 billion notional of interest rate swaps that have variable maturities between January 23, 2016 and December 20, 2028, $187.0 million notional of swaptions, that if unexercised will expire between August 11, 2014 and November 3, 2014, and we have $43.0 million notional of short positions in U.S. Treasury securities with maturities between July 31, 2020 and November 15, 2023.

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

Contractual obligations

As of June 30, 2014, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $2.7 million of Other operating expenses for the three months ended June 30, 2014, the Company has expensed $1.6 million, which will be paid to the Manager. Of the $5.4 million of Other operating expenses for the six months ended June 30, 2014, the Company has expensed $3.3 million, which will be paid to the Manager. Of the $2.7 million of Other operating expenses for the three months ended June 30, 2013, the Company has expensed $1.5 million, which has been paid to the Manager. Of the $5.0 million of Other operating expenses for the six months ended June 30, 2013, the Company has expensed $2.8 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2014 or June 30, 2013.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of our common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the initial independent directors received 1,500 shares of our common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock were granted on June 1, 2013 to Mr. Ainsberg under the Equity Incentive Plan. These shares will vest on July 6, 2014. On March 10, 2014, the Board of Directors approved the accelerated vesting of the remaining 500 shares of the Company’s common stock held by James Voss on April 30, 2014, the date Mr. Voss completed his service to the Company as an independent director.

We have presented a table that details the contractual maturity of our repurchase agreements at June 30, 2014. See the “Liquidity and Capital Resources” section for this table. As of June 30, 2014 and December 31, 2013, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.3 million and $4.0 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the related borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and consolidated statement of operations, prospectively. As of June 30, 2014, our maximum exposure to loss on linked transactions is $191.2 million. See the Investment Activities section of this Item 2 for further details.

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of June 30, 2014, our maximum exposure to loss on TBAs is $166.6 million. See the Investment Activities section of this Item 2 for further details.

We have entered into IO Index transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1 month Libor. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IOS represents the notional fair value of the transactions. As of June 30, 2014, our maximum exposure to loss is $9.7 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the year ended June 30, 2014.

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

Grants of restricted common stock

As of June 30, 2014, we have granted an aggregate of 24,852 shares of restricted common stock to our independent directors and 40,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2014, 59,747 shares of restricted common stock granted to our Manager and independent directors have vested.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of June 30, 2014, the Company had undistributed taxable income of approximately $1.91 per share.

During the quarter ended June 30, 2014, the Company declared a quarterly dividend to common stockholders totaling $17.0 million, or $0.60 per share, which was paid on July 28, 2014. For the six months ended June 30, 2014, the Company declared dividends to common stockholders of $34.1 million or $1.20 per share. During the quarter ended June 30, 2013, the Company declared a quarterly dividend to common stockholders totaling $22.7 million, or $0.80 per share, which was paid on July 26, 2013. For the six months ended June 30, 2013, the Company declared dividends to common stockholders of $44.7 million or $1.60 per share.

During the three months ended June 30, 2014, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on June 17, 2014 to stockholders of record as of May 30, 2014. For the six months ended June 30, 2014, the Company declared dividends to preferred stockholders of $6.7 million or $1.03126 and $1.00 per share respectively. During the quarter ended June 30, 2013, the board of directors declared a distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on June 17, 2013 to stockholders of record as of May 31, 2013. During the six months ended June 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock $6.7 million, or $1.03126 per share and $1.00 per share, respectively.

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

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2014.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of June 31, 2014, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-3.2%	-0.6%
+50	-1.3%	-0.2%
-50	-0.1%	0.0%
-100	-2.8%	-0.5%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of June 30, 2014.

(4) The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

We pledge real estate securities or mortgage loans and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007 - 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2014, we were not involved in any such legal proceedings.

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

63

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

*10.11 31.1 31.2

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

AG MORTGAGE INVESTMENT TRUST, INC.

August 11, 2014	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 11, 2014	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
June 30, 2014

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

*10.11 31.1

Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014

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

