Form 10-Q
period 2014-09-30
AG Mortgage Investment Trust, Inc.
filed 2014-11-06
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 28,386,015 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Real estate securities, at fair value:
Agency - $1,678,146,728 and $2,242,322,869 pledged as collateral, respectively	$1,820,154,251	$2,423,002,768
Non-Agency - $1,104,701,107 and $844,217,568 pledged as collateral, respectively	1,116,631,253	844,217,568
ABS - $19,960,090 and $71,344,784 pledged as collateral, respectively	76,035,121	71,344,784
CMBS - $80,481,612 and $93,251,470 pledged as collateral, respectively	88,949,822	93,251,470
Residential mortgage loans, at fair value - $73,028,954 and $0 pledged as collateral, respectively	83,710,984	-
Commercial loans, at fair value - $62,800,000 and $0 pledged as collateral, respectively	72,800,000	-
Investment in affiliates	13,689,143	16,411,314
Excess mortgage servicing rights, at fair value	679,752	-
Linked transactions, net, at fair value	28,346,802	49,501,897
Cash and cash equivalents	43,711,925	86,190,011
Restricted cash	40,723,796	3,575,006
Interest receivable	11,633,053	12,018,919
Receivable on unsettled trades - $138,516,386 and $0 pledged as collateral, respectively	151,919,857	-
Receivable under reverse repurchase agreements	28,245,000	27,475,000
Derivative assets, at fair value	24,810,271	55,060,075
Other assets	12,909,703	1,246,842
Due from broker	3,502,094	1,410,720
Total Assets	$3,618,452,827	$3,684,706,374

Liabilities
Repurchase agreements	$2,740,346,694	$2,891,634,416
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	28,045,938	27,477,188
Payable on unsettled trades	61,461,544	-
Interest payable	2,607,427	3,839,045
Derivative liabilities, at fair value	4,947,317	2,206,289
Dividend payable	17,030,608	17,020,893
Due to affiliates	4,738,480	4,645,297
Accrued expenses	3,334,506	1,395,183
Taxes payable	1,368,516	1,490,329
Due to broker	16,260,255	30,567,000
Total Liabilities	2,880,141,285	2,980,275,640

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,384,347 and 28,365,655 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	283,844	283,657
Additional paid-in capital	585,943,635	585,619,488
Retained earnings/(deficit)	(9,129,942)	(42,686,416)
Total Stockholders' Equity	738,311,542	704,430,734

Total Liabilities & Stockholders' Equity	$3,618,452,827	$3,684,706,374

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Interest Income
Interest income	$36,197,633	$33,278,284	$106,419,808	$114,163,747
Interest expense	6,819,731	5,584,419	19,750,086	19,749,592
	29,377,902	27,693,865	86,669,722	94,414,155

Other Income
Net realized gain/(loss)	10,539,221	(42,667,835)	9,261,721	(112,226,897)
Income/(loss) from linked transactions, net	3,481,936	(519,785)	11,018,043	2,296,541
Realized loss on periodic interest settlements of derivative instruments, net	(5,260,449)	(9,123,233)	(17,341,950)	(21,205,353)
Unrealized gain/(loss) on real estate securities and loans, net	(19,457,277)	40,136,126	52,563,595	(60,668,593)
Unrealized gain/(loss) on derivative and other instruments, net	9,459,244	(5,779,945)	(33,639,291)	67,348,314
	(1,237,325)	(17,954,672)	21,862,118	(124,455,988)

Expenses
Management fee to affiliate	2,548,601	2,523,547	7,556,613	8,195,890
Other operating expenses	3,140,272	2,819,431	8,523,178	7,780,385
Servicing fees	157,016	-	319,733	-
Equity based compensation to affiliate	67,562	55,105	222,221	186,983
Excise tax	533,539	373,083	1,408,539	1,391,942
	6,446,990	5,771,166	18,030,284	17,555,200

Income/(loss) before income tax benefit/(expense) and equity in earnings from affiliates	21,693,587	3,968,027	90,501,556	(47,597,033)
Income tax benefit/(expense)	172,709	(122,979)	79,914	(2,778,758)
Equity in earnings from affiliates	523,316	2,155,471	4,159,667	1,911,830
Net Income/(Loss)	22,389,612	6,000,519	94,741,137	(48,463,961)

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$19,022,258	$2,633,165	$84,639,075	$(58,566,023)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.67	$0.09	$2.98	$(2.10)
Diluted	$0.67	$0.09	$2.98	$(2.10)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,384,238	28,359,937	28,377,681	27,906,946
Diluted	28,405,069	28,359,943	28,396,797	27,906,946

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at December 31, 2012	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,162,471	-	33,176,288
Grant of restricted stock and amortization of equity based compensation	16,371	164	-	-	281,352	-	281,516
Common dividends declared	-	-	-	-	-	(61,687,946)	(61,687,946)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net loss	-	-	-	-	-	(48,463,961)	(48,463,961)
Balance at September 30, 2013	28,360,046	$283,601	$49,920,772	$111,293,233	$585,511,504	$(39,183,494)	$707,825,616

Balance at December 31, 2013	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	18,692	187	-	-	324,147	-	324,334
Common dividends declared	-	-	-	-	-	(51,082,601)	(51,082,601)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net income	-	-	-	-	-	94,741,137	94,741,137
Balance at September 30, 2014	28,384,347	$283,844	$49,920,772	$111,293,233	$585,943,635	$(9,129,942)	$738,311,542

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net income/(loss)	$94,741,137	$(48,463,961)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net realized (gain)/loss	(9,261,721)	112,226,897
Net realized and unrealized (gains)/losses on securities underlying linked transactions	(3,503,633)	8,161,223
Net amortization of premium	13,736,544	36,501,617
Unrealized (gains)/losses on real estate securities and loans, net	(52,563,595)	60,668,593
Unrealized (gains)/losses on derivative and other instruments, net	33,639,291	(67,348,314)
Equity based compensation to affiliate	222,221	186,983
Equity based compensation expense	108,147	132,103
Income from investment in affiliates in excess of distributions received	(583,442)	(1,286,037)
Change in operating assets/liabilities:
Interest receivable	352,904	1,884,612
Other assets	(3,342,267)	(399,473)
Due from broker	(2,091,374)	(499,213)
Interest payable	(1,079,037)	3,080,028
Due to affiliates	93,183	258,691
Accrued expenses	1,939,323	293,190
Taxes payable	(121,813)	(358,058)
Net cash provided by operating activities	72,285,868	105,038,881

Cash Flows from Investing Activities
Purchase of real estate securities	(731,253,700)	(2,679,895,866)
Purchase of residential mortgage loans	(84,482,849)	-
Purchase of commercial loans	(72,084,833)	(30,017,825)
Investment in affiliates	(24,087,845)	(14,357,976)
Purchase of excess mortgage servicing rights	(730,146)	-
Purchase of securities underlying linked transactions	(32,170,974)	(218,804,843)
Proceeds from sale of real estate securities	674,416,942	3,143,631,407
Proceeds from sale of securities underlying linked transactions	26,056,464	131,400,523
Distribution received from investments in affiliates	27,364,027	-
Principal repayments on real estate securities	421,911,718	417,502,447
Principal repayments on residential mortgage loans	642,946	-
Principal repayments on securities underlying linked transactions	43,017,323	68,647,086
Receipt of premium for interest rate swaptions	433,750	-
Payment of premium for interest rate swaptions	(745,500)	-
Net payment made on reverse repurchase agreements	(775,216)	(50,133,363)
Net proceeds/(payment) from sales of securities borrowed under reverse repurchase agreements	(395,472)	49,024,920
Net settlement of interest rate swaps	109,276	(9,346,968)
Net settlement of TBAs	2,663,476	(374,861)
Net settlement of IO Indexes	(569,230)	-
Cash flows used in other investing activities	(8,426,524)	-
Restricted cash used in investment activities	(10,287,254)	(3,908,000)
Net cash provided by investing activities	230,606,379	803,366,681

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	33,176,288
Borrowings under repurchase agreements	16,715,523,064	20,325,114,240
Borrowings under repurchase agreements underlying linked transactions	1,437,647,348	2,899,553,903
Repayments of repurchase agreements	(16,866,810,786)	(21,271,438,649)
Repayments of repurchase agreements underlying linked transactions	(1,529,386,730)	(2,952,632,359)
Collateral received from (held by) derivative counterparty	(15,671,180)	15,211,121
Collateral received from (held by) repurchase counterparty	(25,497,101)	1,417,291
Dividends paid on common stock	(51,072,886)	(63,211,085)
Dividends paid on preferred stock	(10,102,062)	(10,102,062)
Net cash used in financing activities	(345,370,333)	(1,022,911,312)

Net change in cash and cash equivalents	(42,478,086)	(114,505,750)
Cash and cash equivalents, Beginning of Period	86,190,011	149,594,782
Cash and cash equivalents, End of Period	$43,711,925	$35,089,032

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$21,017,503	$19,994,933
Cash paid for income tax	$1,579,928	$4,528,945
Real estate securities recorded upon unlinking of Linked Transactions	$87,154,830	$43,415,283
Repurchase agreements recorded upon unlinking of Linked Transactions	$73,501,051	$35,674,382
Transfer from residential mortgage loans to other assets	$1,022,903	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$17,030,608	$17,017,528

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

Commercial Mortgage Backed Securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non investment grade classes (BB and below) secured by, or evidence an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

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

Previously the Company classified gains and losses related to linked transactions in the “Net realized gain/(loss)” line item, however the Company now includes such gains and losses in the “Income/(loss) from linked transactions, net” line item as the Company believes this presentation is most consistent with the accounting for other components of net income on linked transactions captured within that line.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral would be included in a due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

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

Earnings per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income per share by dividing net income available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock, and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320, ASC 325 or ASC 310-30. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

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

When the Company purchases securities with evidence of credit deterioration since origination, it will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.

The Company evaluates securities accounted for under ASC 310 and ASC 325 for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When a real estate security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Securities in an unrealized loss position at September 30, 2014 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI recorded.

Sales of securities

Sales of securities are driven by the Manager’s portfolio management process. The Manager seeks to mitigate risks including those associated with prepayments, defaults, severities, amongst others, and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

Realized gains or losses on sales of securities, loans and derivatives are included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out, or FIFO, basis. Realized gains and losses are recorded in earnings at the time of disposition.

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

September 30, 2014

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

Investment in affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investment in affiliates consistently with this election. The investment in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

Investment consolidation and transfers of financial assets

For each investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company refers to guidance in ASC 810-10, “Consolidation.” In situations where the Company is the transferor of financial assets, the Company refers to the guidance in ASC 860-10, “Transfers and Servicing.”

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

September 30, 2014

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

For security and loan investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30. For purposes of income recognition, the Company aggregates loans that have common risk characteristics into pools and uses a composite interest rate and expectation of cash flows expected to be collected for the pool. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2014 and December 31, 2013, the Company has met all margin call requirements.

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company evaluates such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on its balance sheet with the corresponding interest income and interest expense recorded on a gross basis in the consolidated statement of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The Company refers to these transactions as Linked Transactions. The Company records interest income, interest expense, and gains and losses related to linked transactions in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When or if a transaction is no longer considered to be linked, the real estate asset and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate asset as of the date of unlinking will become the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating its interest rate risk. The Company uses interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2014 and December 31, 2013, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remains sufficient to protect the Company in the event of default by the counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)”, and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations.

Manager compensation

The management agreement provides for payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

Income taxes

The Company conducts its operations to qualify and be taxed as a REIT. Accordingly, the Company will generally not be subject to federal or state corporate income tax to the extent the Company makes qualifying distributions to its stockholders, and provided that it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.

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

September 30, 2014

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

Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and restricted stock units issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the straight-line method to amortize compensation expense for the restricted common shares and restricted stock units granted to the Manager.

Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 does not have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. A business or nonprofit activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. The standard introduces several new disclosures, including a requirement to present in the consolidated statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. An entity must also reclassify the assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for the comparative periods presented in the balance sheets. The Company chose to early adopt this standard in the quarter ended March 31, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at September 30, 2014 and December 31, 2013. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following table details the Company’s real estate securities portfolio as of September 30, 2014:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$130,938,057	$6,412,840	$137,350,897	$1,358,220	$(1,085,852)	$137,623,265	3.72%	2.83%
30 Year Fixed Rate	971,568,294	49,271,726	1,020,840,020	6,641,223	(6,231,864)	1,021,249,379	3.93%	3.20%
Fixed Rate CMO	90,676,332	930,426	91,606,758	883,101	-	92,489,859	3.00%	2.81%
ARM	434,439,072	(728,938)	433,710,134	3,580,922	(562,702)	436,728,354	2.42%	2.76%
Interest Only	807,823,148	(679,000,762)	128,822,386	6,893,365	(3,652,357)	132,063,394	4.57%	7.97%
Credit Investments:
Non-Agency RMBS	1,275,450,910	(180,916,996)	1,094,533,914	26,362,689	(4,265,350)	1,116,631,253	3.97%	5.66%
ABS	76,981,884	(645,408)	76,336,476	406,971	(708,326)	76,035,121	4.99%	5.59%
CMBS	81,080,619	(1,326,630)	79,753,989	2,841,408	-	82,595,397	5.10%	6.60%
Interest Only	52,357,700	(46,263,595)	6,094,105	260,320	-	6,354,425	1.92%	5.72%
Total	$3,921,316,016	$(852,267,337)	$3,069,048,679	$49,228,219	$(16,506,451)	$3,101,770,447	3.90%	4.35%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains/(losses).

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014	$460,583,404	$(5,204,176)	$476,019,057	$(11,302,275)
December 31, 2013	2,330,415,740	(43,557,831)	112,253,956	(6,879,851)

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

For the three months ended September 30, 2014 the Company recognized $0.4 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. For the nine months ended September 30, 2014 the Company recognized $1.7 million of OTTI on certain securities, due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. For the three months ended September 30, 2013 the Company recognized an OTTI charge of $7.9 million, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $6.7 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. Additionally, the Company recorded $1.2 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. For the nine months ended September 30, 2013, the Company recognized an OTTI charge of $51.1 million, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $48.0 million was the result of certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. Additionally, the Company recorded $3.1 million of OTTI as a result of an adverse change in cash flows on certain securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of September 30, 2014:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$53,293,063	$53,043,888	3.47%
Greater than one year and less than or equal to five years	65,542,306	65,178,822	2.62%	82,167,787	79,343,292	4.33%	502,137,254	490,058,341	3.83%
Greater than five years and less than or equal to ten years	1,542,908,512	1,538,341,141	3.49%	49,895,607	49,479,094	5.06%	652,502,483	639,985,146	4.14%
Greater than ten years	79,640,039	79,987,846	3.50%	-	-	-	73,683,396	73,631,109	4.47%
Total	$1,688,090,857	$1,683,507,809	3.46%	$132,063,394	$128,822,386	4.57%	$1,281,616,196	$1,256,718,484	4.01%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 20 Year, Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Credit Interest Only securities.

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

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Credit Interest Only securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

For the three months ended September 30, 2014, the Company sold 15 securities for total proceeds of $324.5 million, with an additional $151.9 million of proceeds on 10 unsettled security sales as of quarter end, recording realized gains of $11.7 million and realized losses of $0.8 million, respectively. For the nine months ended September 30, 2014, the Company sold 44 securities for total proceeds of $674.4 million, with additional proceeds on the aforementioned unsettled security sales as of September 30, 2014, recording realized gains of $13.7 million and realized losses of $4.8 million, inclusive of related tax provisions.

For the nine months ended September 30, 2014, 12 securities held within affiliated entities of the Company were sold for total gross proceeds of $31.0 million, recording realized gains of $3.6 million. There were no sales for the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

For the three months ended September 30, 2013, the Company sold 90 securities for total proceeds of $1.6 billion, with an additional $106.2 million of proceeds on 3 unsettled security sales as of quarter end, recording realized gains of $4.3 million and realized losses of $39.2 million, respectively. For the nine months ended September 30, 2013, the Company sold 155 securities for total proceeds of $3.0 billion, with additional proceeds on aforementioned unsettled security sales as of September 30, 2013, recording realized gains of $17.1 million and realized losses of $73.4 million, inclusive of related tax provisions. During the nine months ended September 30, 2013, the Company received $96.3 million for the sale of three securities that were unsettled as of December 31, 2012.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

The Company invests in credit sensitive commercial real estate assets through affiliated entities, and applies the equity method of accounting for such investments. As of September 30, 2014, the underlying investments have a fair market value of $13.9 million and a weighted average yield of 14.27%. As of September 30, 2013, the investments had a fair market value of $16.1 million and a weighted average yield of 12.43%. The Company has presented these investments separately on the consolidated balance sheet as part of the “Investment in affiliates” line item, and consolidated statement of operations as a component of “Equity in earnings from affiliates.”

4. Loans

Residential Mortgage Loans

On February 28, 2014, the Company acquired a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $59.0 million and $34.9 million, respectively. The Company refers to this loan pool acquisition as Pool A. On February 18, 2014, the Company entered into a Master Repurchase Agreement and Securities Contract (“Repurchase facility”) to finance acquisitions of residential mortgage loans. See Note 6 for further detail on the Company’s loan repurchase facility. Pool A was financed by drawing $19.0 million on its repurchase facility.

On July 31, 2014, the Company acquired a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $13.7 million and $5.7 million, respectively. The Company refers to this loan pool acquisition as Pool B.

On September 30, 2014, the Company acquired a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $50.5 million and $44.0 million, respectively, which was financed by drawing $30.3 million on its repurchase facility. The Company refers to this loan pool acquisition as Pool C.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of September 30, 2014:

	Unpaid Principal	Premium		Gross Unrealized (1)			Weighted Average
	Balance (2)	(Discount)	Amortized Cost	Gains	Losses (3)	Fair Value	Coupon	Yield	Life
Pool A	$56,291,825	$(21,561,694)	$34,730,131	$-	$(538,622)	$34,191,509	4.95%	8.97%	5.01
Pool B	13,659,018	(7,892,354)	5,766,664	-	(143,097)	5,623,567	5.05%	13.68%	4.79
Pool C	50,547,369	(6,576,461)	43,970,908	-	(75,000)	43,895,908	6.30%	5.60%	6.67
	$120,498,212	$(36,030,509)	$84,467,703	$-	$(756,719)	$83,710,984	5.53%	7.52%	5.68

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2)	Pool A is comprised of re-performing and non-performing loans with unpaid principal balances of $32.9 million and $23.4 million, and fair market values of $21.7 million and $12.5 million, respectively.

Pool B is comprised of re-performing and non-performing loans with unpaid principal balances of $6.3 million and $7.4 million, and fair market values of $2.8 million and $2.8 million, respectively.

Pool C is comprised of re-performing loans with an unpaid principal balance of $50.5 million.

(3)	Unrealized losses resulted primarily from capitalized costs.

The Company did not hold any residential mortgage loans as of December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

As of September 30, 2014, the Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk in the mortgage loan portfolio:

Concentration of Credit Risk	September 30, 2014	December 31, 2013
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	99%	-
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	16%	-
California	11%	-
Florida	7%	-
Maryland	5%	-

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and nine months ended September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning Balance	$16,456,567	$-	$-	$-
Additions	21,135,814	-	38,295,030	-
Accretion	(694,427)	-	(982,312)	-
Reclassifications from/(to) non-accretable difference	(431,066)	-	(431,066)	-
Disposals	(294,910)	-	(709,674)	-
Ending Balance	$36,171,978	$-	$36,171,978	$-

The Company did not hold any residential mortgage loans for the three and nine months ended September 30, 2013.

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio at September 30, 2014. The Company did not hold any commercial loans as of December 31, 2013.

		Premium		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life
Commercial Loans	$72,800,000	$(353,482)	$72,446,518	$380,525	$(27,043)	$72,800,000	6.79%	8.40%	2.27

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

During the year ended December 31, 2013, the Company received $37.0 million of proceeds from sale and pay-off of certain commercial loans, recording realized gains of $0.1 million and realized losses of $0.2 million. The Company did not have any commercial loan sales or pay-offs during the nine months ended September 30, 2014.

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

September 30, 2014

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

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For swaps cleared under the Dodd Frank Act, a Central Clearing Counterparty (“CCP”) now stands between the Company and its over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with Futures Commission Merchants (“FCMs”). The Company records its derivative asset and liability positions on a gross basis.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2014:

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$137,623,265	$-	$137,623,265
30 Year Fixed Rate	-	1,021,249,379	-	1,021,249,379
Fixed Rate CMO	-	92,489,859	-	92,489,859
ARM	-	436,728,354	-	436,728,354
Interest Only	-	132,063,394	-	132,063,394
Credit Investments:
Non-Agency RMBS	-	653,168,050	463,463,203	1,116,631,253
ABS	-	-	76,035,121	76,035,121
CMBS	-	55,329,089	27,266,308	82,595,397
Interest Only	-	-	6,354,425	6,354,425
Residential mortgage loans	-	-	83,710,984	83,710,984
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	679,752	679,752
Linked transactions	-	21,820,825	6,525,977	28,346,802
Derivative assets	-	24,810,271	-	24,810,271
Total Assets Carried at Fair Value	$-	$2,575,282,486	$736,835,770	$3,312,118,256

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$(28,045,938)	$-	$-	$(28,045,938)
Derivative liabilities	-	(4,947,317)	-	(4,947,317)
Total Liabilities Carried at Fair Value	$(28,045,938)	$(4,947,317)	$-	$(32,993,255)

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013.

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$447,599,832	$-	$447,599,832
20 Year Fixed Rate	-	147,057,246	-	147,057,246
30 Year Fixed Rate	-	1,229,504,747	-	1,229,504,747
ARM	-	461,787,395	-	461,787,395
Interest Only	-	137,053,548	-	137,053,548
Credit Investments:
Non-Agency RMBS	-	534,377,006	309,840,562	844,217,568
ABS	-	-	71,344,784	71,344,784
CMBS	-	62,954,692	23,972,043	86,926,735
Interest Only	-	-	6,324,735	6,324,735
Commercial loans	-	-	-	-
Linked transactions	-	34,778,728	14,723,169	49,501,897
Derivative assets	-	53,060,528	-	53,060,528
Total Assets Carried at Fair Value	$-	$3,108,173,722	$426,205,293	$3,534,379,015

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$(27,477,188)	$-	$-	$(27,477,188)
Derivative liabilities	-	(206,743)	-	(206,743)
Total Liabilities Carried at Fair Value	$(27,477,188)	$(206,743)	$-	$(27,683,931)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2014 and September 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
September 30, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$548,337,038	$43,095,198	$19,289,905	$6,629,380	$34,841,048	$72,800,000	$730,146	$8,547,625
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	126,990,580	56,736,048	8,468,211	-	49,407,678	-	-	1,856,434
Reclassification of security type (2)	-	-	-	-	-	-	-	-
Proceeds from sales	(75,994,907)	(21,617,858)	88,283	-	-	-	-	(16,308,660)
Proceeds from settlement	(134,372,644)	(2,008,936)	(354,761)	-	(154,506)	-	(50,394)	12,241,898
Total net gains/(losses) (3)
Included in net income	(1,496,864)	(169,331)	(225,330)	(274,955)	(383,236)	-	-	188,680
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$463,463,203	$76,035,121	$27,266,308	$6,354,425	$83,710,984	$72,800,000	$679,752	$6,525,977

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2014 (4)	$(3,417,387)	$(240,323)	$(225,331)	$(274,954)	$(444,083)	$27,579	$-	$(834,215)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$188,680
Unrealized gain/(loss) on real estate securities and loans, net	(6,348,850)
Net realized gain/(loss)	3,799,134
Total	$(2,361,036)

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(834,215)
Unrealized gain/(loss) on real estate securities and loans, net	(4,574,499)
Total	$(5,408,714)

Three Months Ended
September 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$217,503,196	$97,916,107	$22,779,730	$6,592,026	$30,000,000	$6,089,083
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	14,967,242	11,610,000	4,462,500	-	-	2,674,853
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(57,972,354)	-	-	-	-	(567,000)
Proceeds from settlement	(2,427,774)	(11,487,436)	-	-	-	(1,116,717)
Total net gains/ (losses) (3)
Included in net income	(2,997,362)	1,305,652	101,669	(95,605)	-	31,534
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$169,072,948	$99,344,323	$27,343,899	$6,496,421	$30,000,000	$7,111,753

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2013 (4)	$(1,972,852)	$1,305,652	$93,343	$47,010	$-	$50,778

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$152,946
Unrealized gain/(loss) on real estate securities and loans, net	(530,032)
Interest income	37,573
Net realized loss	(1,314,599)
Total	$(1,654,112)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$50,778
Unrealized gain/(loss) on real estate securities and loans, net	(526,847)
Total	$(476,069)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

Nine Months Ended
September 30, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-		-
Transfers out of level 3	-	-	-	-	-	-		-
Purchases	376,356,600	66,320,548	8,468,211	-	84,482,849	72,084,833	730,146	1,856,434
Reclassification of security type (2)	26,752,862	-	-	-	-	-		(4,219,811)
Proceeds from sales	(91,759,940)	(45,409,687)	(5,586,445)	-		-	-	(16,308,660)
Proceeds from settlement	(163,379,361)	(16,254,316)	(919,156)		(608,604)	-	(50,394)	8,627,536
Total net gains/(losses) (3)
Included in net income	5,652,480	33,792	1,331,655	29,690	(163,261)	715,167	-	1,847,309
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$463,463,203	$76,035,121	$27,266,308	$6,354,425	$83,710,984	$72,800,000	$679,752	$6,525,977

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2014 (4)	$3,528,920	$(178,003)	$496,313	$29,691	$(163,261)	$742,746	$-	$821,929

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,847,309
Unrealized gain/(loss) on real estate securities and loans, net	3,419,516
Net realized gain/(loss)	4,180,007
Total	$9,446,832

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$821,929
Unrealized gain/(loss) on real estate securities and loans, net	4,456,406
Total	$5,278,335

Nine Months Ended
September 30, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	112,712,253	139,603,404	4,462,500	7,048,720	30,017,825	5,333,022
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(185,283,901)	(41,105,832)	(10,041,297)	-	-	(567,000)
Proceeds from settlement	(14,815,085)	(32,076,184)	(58,631)	-	-	(3,512,076)
Total net gains/ (losses) (3)
Included in net income	1,416,124	(1,014,162)	(1,085,383)	(552,299)	(17,825)	(567,876)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$169,072,948	$99,344,323	$27,343,899	$6,496,421	$30,000,000	$7,111,753

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2013 (4)	$(1,206,175)	$(782,493)	$(730,024)	$(213,915)	$(17,825)	$(664,102)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(489,068)
Unrealized gain/(loss) on real estate securities and loans, net	(4,713,939)
Interest income	475,040
Net realized loss	2,906,546
Total	$(1,821,421)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(664,102)
Unrealized gain/(loss) on real estate securities and loans, net	(2,950,432)
Total	$(3,614,534)

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2014 and September 30, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.95% - 34.34% (5.22%)
Non-Agency RMBS	$463,463,203	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (2.42%)
			Projected Collateral Losses	0.00% - 30.00% (17.01%)
			Projected Collateral Severities	0.00% - 80.00% (47.23%)
			Yield	4.67% - 7.95% (5.59%)
ABS	$76,035,121	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
			Yield	5.07% - 6.54% (5.99%)
CMBS	$27,266,308	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.72% - 5.73% (5.72%)
Interest Only	$6,354,425	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$83,710,984	Market Comparable	Yield	5.60% - 13.68% (7.52%)
Commercial Loans	$72,800,000	Market Comparable	Yield	6.25% - 15.22% (8.40%)
Excess Mortgage Servicing Rights	$679,752	Discounted Cash Flow	Yield	5.71% - 7.81% (7.38%)
			Yield	4.41% - 6.14% (5.30%)
Linked	$6,525,977	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (5.40%)
Transactions*			Projected Collateral Losses	4.00% - 30.00% (12.81%)
			Projected Collateral Severities	30.00% - 60.00% (48.03%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS investments.

Asset Class	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.35% - 13.99% (5.13%)
Non-Agency RMBS	$309,840,562	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (3.51%)
			Projected Collateral Losses	0.00% - 30.00% (7.93%)
			Projected Collateral Severities	0.00% - 80.00% (60.40%)
ABS	$71,344,784	Discounted Cash Flow	Yield	3.78% - 5.39% (4.07%)
			Yield	4.88% - 5.75% (5.51%)
CMBS	$23,972,043	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.70% - 5.72% (5.71%)
Interest Only	$6,324,735	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	3.85% - 9.01% (4.71%)
Linked	$14,723,169	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (2.43%)
Transactions*			Projected Collateral Losses	0.00% - 30.00% (12.83%)
			Projected Collateral Severities	0.00% - 80.00% (41.37%)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

6. Repurchase Agreements

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term. The carrying amount of the Company’s repurchase agreements approximates fair value. The Company maintains the beneficial interest in the specific assets pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of September 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,196,667,081	0.81%	10.56%
31-60 days	623,875,000	0.61%	4.28%
61-90 days	291,055,398	0.39%	6.39%
Greater than 90 days	555,204,642	1.72%	14.05%
Total / Weighted Average	$2,666,802,121	0.91%	9.36%

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

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of September 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
30 days or less	$-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	51,044,573	2.97%	3.24%	30.10%
Total / Weighted Average	$51,044,573	2.97%	3.24%	30.10%

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in commercial mortgage loans as of September 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
30 days or less	$-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.72%	64.17%
Total / Weighted Average	$22,500,000	2.50%	2.72%	64.17%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The Company did not hold any residential or commercial mortgage loans or related repurchase agreements as of December 31, 2013.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Repurchase agreements secured by Agency RMBS	$1,703,213,999	$2,104,691,819
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	1,810,225,767	2,235,331,133
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	963,588,122	786,942,597
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	1,205,142,809	1,008,813,822
Repurchase agreements secured by Residential Mortgage Loans	51,044,573	-
Fair Value of Residential Mortgage Loans pledged as collateral under repurchase agreements	73,028,954	-
Repurchase agreements secured by Commercial Mortgage Loans	22,500,000	-
Fair Value of Commercial Mortgage Loans pledged as collateral under repurchase agreements	62,800,000	-
Cash pledged (i.e., restricted cash) under repurchase agreements	26,459,148	962,047

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of September 30, 2014:

	Gross Amounts of	Gross Amounts Offset	Net Amounts of Liabilities	Gross Amounts Not Offset in the Statement of Financial Position
Description	Recognized Liabilities	in the Statement of Financial Position	Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,740,346,694	$-	$2,740,346,694	$2,740,346,694	$-	$-

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of December 31, 2013:

	Gross Amounts of	Gross Amounts Offset	Net Amounts of Liabilities	Gross Amounts Not Offset in the Statement of Financial Position
Description	Recognized Liabilities	in the Statement of Financial Position	Presented in the Statement of Financial Position	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,891,634,416	$-	$2,891,634,416	$2,891,634,416	$-	$-

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 33 and 30 counterparties, under which it had outstanding debt with 24 and 24 counterparties at September 30, 2014 and December 31, 2013, respectively, on a GAAP basis.

At September 30, 2014 the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$93,266,083	580	12.6%
Credit Suisse Securities, LLC	72,489,644	151	9.8%
The Royal Bank of Canada	42,201,982	37	5.7%
The Royal Bank of Scotland, PLC	38,680,781	143	5.2%
JP Morgan Securities, LLC	36,629,521	249	5.0%

In addition to the amounts at risk in the table above, at September 30, 2014, the Company had repurchase agreements with Credit Suisse Securities, LLC, and JP Morgan Securities, LLC determined to be linked. The amounts at risk including linked transactions are $75.3 million and $37.2 million, respectively, with weighted average maturities of 159 and 248 days, respectively, representing approximately 10.2% and 5% of stockholders’ equity, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

In addition to the amount at risk in the table above, at December 31, 2013, the Company had repurchase agreements with Credit Suisse Securities, LLC determined to be linked. The amount at risk including linked transactions to Credit Suisse Securities, LLC is $72.1 million, with a weighted average maturity of 30 days, representing approximately 10.2% of stockholders’ equity.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30 million and unrestricted cash of not less than $5 million. As of September 30, 2014, the Company had $96.0 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”) with Wells Fargo Bank, National Association, (“Wells Fargo”) to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement. As of September 30, 2014, the Company had $51.0 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”). AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. As of September 30, 2014, the Company had $22.5 million of debt outstanding under this facility.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At September 30, 2014 and December 31, 2013, the Company had repurchase agreements of $131.1 million and $222.8 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

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

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2014 and December 31, 2013.

Derivative Instrument	Designation	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(4,602,316)	$(1,439,688)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	24,392,607	54,418,115
Swaptions	Non-Hedge	Derivative liabilities, at fair value	-	(559,858)
Swaptions	Non-Hedge	Derivative assets, at fair value	107,527	641,960
TBAs	Non-Hedge	Derivative liabilities, at fair value	(345,001)	-
TBAs	Non-Hedge	Derivative assets, at fair value	142,652	-
IO Index	Non-Hedge	Derivative assets, at fair value	167,485	-
MBS Options	Non-Hedge	Derivative liabilities, at fair value	-	(206,743)
Linked transactions	Non-Hedge	Linked transactions, net, at fair value	28,346,802	49,501,897

The following table summarizes information related to derivatives:

	September 30, 2014	December 31, 2013
Non-hedge derivatives:
Notional amount of Interest Rate Swap Agreements (1)	$1,481,000,000	$2,145,000,000
Net notional amount of Swaptions	105,000,000	115,000,000
Net notional amount of IO Index	38,434,785	-
Net notional amount of TBAs	200,000,000	-
Notional amount of Linked Transactions (2)	168,230,815	291,734,071

(1) Includes forward starting swaps with a notional of $100.0 million as of December 31, 2013.

(2) Represents the current face of the securities comprising linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$10,991,593	$(5,700,547)	$(32,567,949)	$69,649,295
Interest rate swaps, at fair value	Net realized gain/(loss)	(1,787,879)	(2,207,074)	109,277	(9,294,517)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	176,087	-	(405,077)	-
Swaptions, at fair value	Net realized loss	(250,000)	-	(116,250)	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(2,292,387)	1,022,755	(202,349)	(1,198,828)
TBAs	Net realized gain/(loss)	2,889,453	153,578	2,663,476	(423,571)
IO Index, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	28,071	-	66,060	-
IO Index, at fair value	Net realized loss	(131,368)	-	(454,257)	-
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	38,774	-
MBS Options, at fair value	Net realized gain	-	-	19,531	-
Linked transactions	Income/(loss) from linked transactions, net	3,481,936	(519,785)	11,018,043	2,296,541
Short positions in U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	555,880	(1,102,153)	(568,750)	(1,102,153)
Short positions in U.S. Treasuries	Net realized gain/(loss)	(634,826)	48,710	(69,287)	48,710

(1) For the three and nine months ended September 30, 2014, gains and losses from purchases and sales of TBAs consisted of $1.2 million and $1.5 million, respectively, of net TBA dollar roll net interest income, and net losses of $3.5 million and $1.7 million, respectively, due to price changes. The Company did not have any TBA dollar roll transactions for the three and nine months ended September 30, 2013.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of September 30, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$159,107,735	$(131,106,935)	$28,000,800	$(28,000,800)	$-	$-

Receivable Under Reverse Repurchase Agreements	$28,245,000	$-	$28,245,000	$28,045,938	$-	$199,062

Derivative Assets (2)
Interest Rate Swaps	$28,820,214	$-	$28,820,214	$-	$15,517,001	$13,303,213
Interest Rate Swaptions	107,526	-	107,526	-	-	107,526
TBAs	142,652	-	142,652	-	-	142,652
IO Index	66,062	-	66,062	-	-	66,062
Total Derivative Assets	$29,136,454	$-	$29,136,454	$-	$15,517,001	$13,619,453

Derivative Liabilities (3)
Interest Rate Swaps	$(2,910,064)	$-	$(2,910,064)	$-	$(2,910,064)	$-
TBAs	(345,001)	-	(345,001)	-	(345,001)	-
Total Derivative Liabilities	$(3,255,065)	$-	$(3,255,065)	$-	$(3,255,065)	$-

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $159,107,735, less repurchase agreements of $(131,106,935), plus net accrued interest of $346,002 for a total of $28,346,802.

(2) Included in Derivative Assets on the consolidated balance sheet is $29,136,454 less accrued interest of $(4,326,183) for a total of $24,810,271.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(3,255,065) plus accrued interest of $(1,692,252) for a total of $(4,947,317).

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(1,876,666) plus accrued interest of $(329,623) for a total of $(2,206,289).

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	80,000,000	0.86%	0.28%	2.93
2018	210,000,000	1.05%	0.23%	3.51
2019	306,000,000	1.34%	0.23%	4.86
2020	440,000,000	1.61%	0.23%	5.49
2022	50,000,000	1.69%	0.23%	7.93
2023	328,000,000	2.49%	0.23%	8.81
2024	67,000,000	2.74%	0.23%	9.48
Total/Wtd Avg	$1,481,000,000	1.68%	0.24%	5.94

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2014 and September 30, 2013:

For the Three Months Ended September 30, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$85,000,000	$375,000,000	$(260,000,000)	$200,000,000	$210,640,620	$(210,843,359)	$-	$(202,739)
TBAs - Short	$-	$493,000,000	$(493,000,000)	$-	$-	$390	$142,652	$(142,262)

For the Three Months Ended September 30, 2013
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$100,000,000	$(100,000,000)	$-	$-	$869,531	$1,177,734	$(308,203)
TBAs - Short	$(150,000,000)	$523,000,000	$(398,000,000)	$(25,000,000)	$(24,431,640)	$22,225,586	$1,015,625	$(3,221,679)

For the Nine Months Ended September 30, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$535,000,000	$(335,000,000)	$200,000,000	$210,640,620	$(210,843,359)	$-	$(202,739)
TBAs - Short	$-	$740,000,000	$(740,000,000)	$-	$-	$390	$142,652	$(142,262)

For the Nine Months Ended September 30, 2013
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable from Broker	Derivative Asset	Derivative Liability
TBAs - Long	$40,000,000	$445,000,000	$(485,000,000)	$-	$-	$869,531	$1,177,734	$(308,203)
TBAs - Short	$-	$1,098,000,000	$(1,123,000,000)	$(25,000,000)	$(24,431,640)	$22,225,586	$1,015,625	$(3,221,679)

Linked Transactions

As discussed in Note 2, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction will be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument. Gains and losses are recorded together with net interest income in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When, or if a transaction is no longer considered linked, the security and related repurchase agreement will be recorded on a gross basis. The fair value of linked transactions reflects the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Also as discussed in Note 2, in June 2014, the FASB issued ASU 2014-11, which eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This effectively changes the accounting for linked financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This guidance will take effect for periods beginning after December 15, 2014.

Certain of the Company’s Linked Transactions became unlinked during the periods presented. For the three months ended September 30, 2014 two Non-Agency RMBS securities with a total fair value of $15.6 million and the related repurchase agreement borrowing of $12.1 million became unlinked, and the Company recorded a net realized gain of $0.2 million from the unlinking of the Linked Transaction. For the nine months ended September 30, 2014 four Non-Agency RMBS with fair value of $87.2 million and related repurchase agreement borrowings of $73.5 million became unlinked, and the Company recorded a net realized loss of $2.0 million from the unlinking of the Linked Transactions.

For the three months ended September 30, 2013 a Non-Agency RMBS with a fair value of $30.2 million and a related repurchase agreement borrowing of $24.1 million unlinked, and the Company recorded net realized losses of $0.4 million from the unlinking of the Linked Transaction. For the nine months ended September 30, 2013, two Non-Agency RMBS with fair values of $43.4 million and related repurchase agreement borrowings of $35.7 million unlinked, and the Company recorded net realized losses of $0.1 million from the unlinking of the Linked Transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following table presents certain information related to the securities accounted for as a part of linked transactions during the three and nine months ended September 30, 2014:

					For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Loss	Net Realized Gain	Amount Included in Statement of Operations	Net Interest Income	Unrealized Loss	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$153,230,815	$141,726,229	$144,288,301	$325,379	$1,611,819	$(1,365,000)	$3,217,466	$3,464,285	$6,689,534	$(4,656,329)	$7,580,176	$9,613,381	3.82%	6.08
CMBS	15,000,000	14,420,341	14,819,434	20,623	348,835	(1,050,471)	719,287	17,651	824,876	(240,251)	820,037	1,404,662	2.12%	1.02
Total	$168,230,815	$156,146,570	$159,107,735	$346,002	$1,960,654	$(2,415,471)	$3,936,753	$3,481,936	$7,514,410	$(4,896,580)	$8,400,213	$11,018,043	3.67%	5.63

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of September 30, 2014:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$120,431,603	1.60%	0.05
CMBS	10,675,332	1.68%	0.08
	$131,106,935	1.61%	0.06

The following table presents certain information related to the securities accounted for as a part of linked transactions for the three and nine months ended September 30, 2013:

					For the Three Months Ended September 30, 2013				For the Nine Months Ended September 30, 2013
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Loss	Amount Included in Statement of Operations	Net Interest Income	Unrealized Loss	Net Realized Loss	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$287,806,369	$253,545,104	$258,164,346	$657,323	$2,750,860	$(1,095,697)	$(2,458,643)	$(803,480)	$9,969,921	$(3,592,194)	$(4,060,548)	$2,317,179	4.09%	4.85
CMBS	23,870,000	21,871,211	21,491,153	38,090	162,082	243,025	(121,412)	283,695	487,843	(306,691)	(201,790)	(20,638)	2.32%	4.12
Total	$311,676,369	$275,416,315	$279,655,499	$695,413	$2,912,942	$(852,672)	$(2,580,055)	$(519,785)	$10,457,764	$(3,898,885)	$(4,262,338)	$2,296,541	3.95%	4.79

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

September 30, 2014

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. As of September 30, 2014 and December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $28.0 million and $27.5 million, respectively and a notional amount of $28.0 and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of September 30, 2014 and December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 5.8 years and 6.6 years, respectively. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $28.2 million and $27.5 million at September 30, 2014 and December 31, 2013, respectively, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of September 30, 2014 and December 31, 2013, the reverse repurchase agreements had a weighted average maturity of October 1, 2014 and January 3, 2014, respectively.

During the three months ended September 30, 2014, the Company recorded unrealized gains of $0.6 million on the borrowed securities. During the nine months ended September 30, 2014, the Company recorded unrealized losses of $0.6 million on the borrowed securities. During the three and nine months ended September 30, 2013, the Company recorded unrealized losses of $1.1 million on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item in our consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recorded realized losses of $0.6 million and $0.1 million, respectively, on the borrowed securities. During the three and nine months ended September 30, 2013, the Company recorded realized losses of $0.0 million on the borrowed securities. Refer to the table above for detail on realized and unrealized gains and losses recognized for the three and nine months ended September 30, 2014 and September 30, 2013.

At September 30, 2014, the Company had real estate securities with a fair value of $6.4 million pledged as collateral against its derivatives and had $1.6 million of net cash received as collateral for its derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $159.1 million as collateral against the related linked repurchase agreements.

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

8. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock, and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of September 30, 2014 and September 30, 2013, the Company’s outstanding warrants, unvested shares of restricted common stock and restricted stock units were as follows:

	September 30, 2014	September 30, 2013
Warrants	1,007,500	1,007,500
Restricted stock granted to the Manager	-	13,418
Restricted stock units granted to the Manager	60,000	-
Restricted stock granted to the independent directors	-	2,500

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. During the three and nine months ended September 30, 2014 and September 30, 2013, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. Restricted stock units granted to the manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of these shares and restricted stock units are only included in diluted weighted average shares outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$19,022,258	$2,633,165	$84,639,075	$(58,566,023)

Denominator:
Basic weighted average common shares outstanding	28,384,238	28,359,937	28,377,681	27,906,946
Dilutive effect of manager and director restricted stock, restricted stock units and warrants	20,831	6	19,116	-
Dilutive weighted average common shares outstanding	28,405,069	28,359,943	28,396,797	27,906,946

Basic Earnings/(Loss) Per Share of Common Stock:	$0.67	$0.09	$2.98	$(2.10)
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.67	$0.09	$2.98	$(2.10)

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2014 and December 31, 2013. The Company’s federal income tax return for the 2013, 2012 and 2011 tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

September 30, 2014

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

For the three and nine months ended September 30, 2014, the Company incurred management fees of approximately $2.6 million and $7.6 million, respectively. For the three and nine months ended September 30, 2013, the Company incurred management fees of approximately $2.5 million and $8.2 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2014 and December 31, 2013, no event of termination of the management agreement had occurred.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the three and nine months ended September 30, 2014, the Company has expensed into Other operating expenses $1.7 million and $5.0 million, respectively, of reimbursable expenses payable to the Manager. For the three and nine months ended September 30, 2013, the Company expensed into Other operating expenses $1.6 million and $4.4 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2013 and September 30, 2014.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s four initial independent directors under the Equity Incentive Plan, pursuant to which each of the four initial independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock that vested on July 6, 2014 were granted to Mr. Ainsberg under the Equity Incentive Plan. As of July 6, 2014, an aggregate of 46,750 shares awarded to the Manager and the independent directors were fully vested.

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of September 30, 2014, 150,810 shares of common stock are available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

During the quarter ended September 30, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of September 30, 2014, all of these units remained outstanding.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. At September 30, 2014, approximately $549.5 million of our securities, including capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of the common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2014, the Company had declared all required quarterly dividends on the Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2014, the Company had sold shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series B Preferred Stock is convertible to shares of the common stock. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2014, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

No warrants were exercised in the three months and nine months ended September 30, 2014. For the nine months ended September 30, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 20,101 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the nine months ended September 30, 2013, warrants were exercised by the cash exercise option, which resulted in the issuance of 196,250 shares of common stock for proceeds to the Company of $4.0 million. No warrants were exercised during the three months ended September 30, 2013.

During the quarter ended September 30, 2014, the Company declared a quarterly dividend to common stockholders totaling approximately $17.0 million, or $0.60 per share, which was paid on October 27, 2014. For the nine months ended September 30, 2014, the Company declared dividends to common stockholders of approximately $51.1 million or $1.80 per share. During the quarter ended September 30, 2013, the Company declared a quarterly dividend to common stockholders totaling approximately $17.0 million, or $0.60 per share, which was paid on October 28, 2013. For the nine months ended September 30, 2013, the Company declared dividends to common stockholders of approximately $39.7 million or $2.17 per share.

During the three months ended September 30, 2014, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on September 17, 2014 to stockholders of record as of August 29, 2014. During the nine months ended September 30, 2014, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.54689 per share and $1.50 per share, respectively. During the three months ended September 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on September 17, 2013 to stockholders of record as of August 30, 2013. During the nine months ended September 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.54689 per share and $1.50 per share, respectively.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2014.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 which is available on the Securities and Exchange Commission’s website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The majority of our portfolio remains invested in residential mortgage-backed securities, or RMBS, for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities, collateralized mortgage obligations (“CMOs”), and certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”). Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed- and floating- rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial and residential mortgage loans, including non-performing and re-performing residential mortgage loans, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

As of September 30, 2014 and per our GAAP consolidated balance sheet, we have a $3.3 billion investment portfolio comprised of securities, loans and MSRs, which consists of $1.8 billion, or 56%, of Agency RMBS and $1.5 billion, or 44%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions, investments held within affiliated entities, and TBAs is $3.6 billion, which consists of $2.0 billion, or 56%, of Agency RMBS and $1.6 billion, or 44%, of assets in our credit portfolio. Refer to Note 7 to our financial statements for a discussion on linked transactions. We utilize different hedging instruments as a means to mitigate interest rate risk. As of September 30, 2014 we entered into $1.5 billion notional amount of interest rate swaps, $105.0 million notional of interest rate swaptions, $28.0 million notional of short positions in U.S. Treasury securities and $38.4 million of synthetic IO Index notional. This compares with a $3.4 billion investment portfolio as of December 31, 2013, which consisted of $2.4 billion, or 70.6%, of Agency RMBS and $1.0 billion, or 29.4%, of assets in our credit portfolio. Our investment portfolio gross of linked transactions was $3.7 billion, which consisted of $2.4 billion, or 65.4%, of Agency RMBS and $1.3 billion, or 34.6%, of assets in our credit portfolio. We also entered into $2.1 billion notional amount of interest rate swaps, $115.0 million notional of interest rate swaptions and $28.0 million notional of short positions in U.S. Treasury securities as of December 31, 2013.

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

In December 2013, the FOMC announced that it would begin the process of reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, with the reduction split evenly between U.S. Treasury securities and Agency RMBS. Subsequently, the Federal Reserve has decreased its purchase activity by an additional $10.0 billion per month at each scheduled FOMC meeting since that time and is expected to exit the 4th quarter of 2014. Reinvestment of principal payments from the existing holdings of Agency RMBS however is expected to continue through an unspecified date in the future.

The second quarter of 2014 saw 4.6% growth in real GDP, but moderated off that pace during the third quarter. Gains in personal consumption, private inventory investment, exports, both residential and nonresidential fixed investment in the second quarter, as well as local government spending were partially offset by an increase in imports, which negatively impacted GDP, and a 0.9% decline in federal government expenditures. Inflation has also picked up but remains well below the Federal Reserve’s 2% target.

Outside of the U.S., the picture for global growth in both the developed and emerging markets has deteriorated rapidly in recent months and deflationary pressures abound globally. The debate currently in the marketplace is whether or not the US is strong enough to stand on its own and truly de-couple from the rest of the world. Longer-run growth potential estimates have already moderated and expectations of where short-term Fed policy rates can and will ultimately go have been reduced. With European rates reaching all-time lows in yields, US rates have been dragged along with them and confounded the popular short US rate market trade. Demand for positive yield globally continues to outpace supply even as QE3 is expected to come to an end.

Like the first two quarters of 2014, the third quarter was once again a generally positive one for the credit markets, with the Non-Agency RMBS, ABS and CMBS markets all benefitting from positive fundamentals and the demand for yield against a backdrop of a potentially more benign path for interest rates. The legacy Non-Agency RMBS and CMBS markets continue to shrink. Although new issue volumes remain robust year-to-date neither market has yet experienced positive net supply since the financial crisis. These markets continue to show very muted response to the brief periods of broader market volatility.

Over the last 12 months we have seen mortgage rates re-trace roughly half of the rate rise from 2013 in response to the threat of tapering of QE3. This has increased our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and willingness on the part of federal regulators at the Federal Housing Finance Agency (FHFA) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years. Furthermore, we remain optimistic that the deep dislocations that occurred in these markets may result in an “over-correction” in pricing and may create opportunities for us to capitalize on these market dislocations.

Following its most recent meeting, the FOMC announced that the Federal Reserve would end new purchases under QE3, although reinvesting the proceeds of maturing securities will continue. The FOMC also announced that it likely will be appropriate for the Federal Reserve to maintain the current target range for the Federal Funds Rate for a considerable time following the end of QE3.

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

Recent Government Activity

On July 11, 2013, U.S. Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill. PATH would revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. PATH, however, would maintain the Federal Housing Finance Authority (“FHFA”) and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility, the mission of which would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors.

On March 16, 2014, Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a draft bill, the “Housing Finance Reform and Taxpayer Protection Act of 2014”, proposing a comprehensive framework for housing finance reform (the "Johnson-Crapo Bill"), which builds on the bipartisan foundation of the “Housing Finance Reform and Taxpayer Protection Act of 2013” introduced by Senators Bob Corker (R-TN) and Mark Warner (D-VA) in the summer of 2013. The bill would create a new regulator, the Federal Mortgage Insurance Corp. (the “FMIC”). The FMIC's backing for mortgage-backed securities would come in the form of a Mortgage Insurance Fund (the “MIF”), which would be designed to protect investors' losses beyond a 10% first-loss position held by private participants in the market. The MIF would initially be capitalized through assessments charged to Fannie Mae and Freddie Mac, but later that cost would be shifted to private market participants once Fannie Mae and Freddie Mac are wound down over a five year period. The Johnson-Crapo Bill details how regulators would wind-down Fannie Mae and Freddie Mac and how to begin a transition to the new housing finance system. In May 2014 a significant number of Democrat senators withdrew their support for the Johnson-Crapo Bill. The legislation was tabled after being voted out of committee in a divided 13-9 vote.

On July 10, 2014, Representatives John Delaney (D-MD), John Carney (D-DE), and Jim Himes (D-CT) introduced housing finance reform legislation entitled the “Partnership to Strengthen Homeownership Act of 2014” (the "Delaney-Carney-Himes Bill") which would wind down Fannie Mae and Freddie Mac, authorize Ginnie Mae to provide an explicit federal guarantee on mortgage-backed securities and transfer the authorities and responsibilities of the FHFA to Ginnie Mae. The bill would require Ginnie Mae to establish a mortgage insurance program that would offer a federal guarantee for qualified single-family and multifamily mortgage-backed securities. Under this program, private investors would be liable for the first 5 percent of principal loss on an insured-security. Ginnie Mae would hold the remaining 95 percent of risk, but would be expected to enter into arrangements with private reinsurers in which both parties would share the risk evenly. All qualified mortgage-backed securities would carry the full faith and credit of the United States Government. Ginnie Mae would also establish a single common mortgage securitization platform via which all mortgage-backed securities, whether private or government-guaranteed, would be traded. In order to be eligible for Ginnie Mae insurance, a security would have to be comprised entirely of loans that meet certain minimum underwriting standards, which the bill directs Ginnie Mae to develop. When introduced, the Delaney-Carney-Himes Bill was referred to the House Committee on Financial Services.

In addition to housing finance reform legislation, in May 2014, FHFA Director Mel Watt presented the 2014 Strategic Plan for the Conservatorship of Fannie Mae and Freddie Mac, and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac focusing on how FHFA will manage the conservatorships of Fannie Mae and Freddie Mac under its present statutory mandates. The Strategic Plan tends to favor policies that promote housing affordability, expand credit availability for new and refinanced mortgages, and increase the role of private capital in the mortgage market.

Furthermore, in October 2014, FHFA Director Watt announced a number of general policy initiatives by the FHFA, including restoring a program that allows Fannie Mae and Freddie Mac to guarantee loans with down payments as low as 3%. Director Watt also said that the FHFA was taking steps to bring certainty to the circumstances under which Fannie Mae and Freddie Mac will require originators to repurchase defaulted mortgages that were later discovered to have underwriting defects.

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

See the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which is available on the Securities and Exchange Commission’s website at www.sec.gov, for additional factors that may impact our operating results.

Investment activities

We are currently invested in Agency RMBS, Non-Agency RMBS, ABS, CMBS, residential and commercial mortgage loans and other real estate-related assets. In the second half of 2011 and 2012, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio.

In 2013, we accomplished our goal to start increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013 we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We have since then reduced our hedging activity and rotated into shorter duration Agency RMBS. During 2014 we continued to undergo a gradual asset rotation within our Agency RMBS portfolio, as well as opportunistically increase our exposure to credit securities and loans. We will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

We finance our investments in real estate securities and residential mortgage loans primarily through short-term borrowings structured as repurchase agreements. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaptions agreements, short positions in U.S. Treasury securities and synthetic IO Indexes, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

As discussed in Note 2 to our financial statements, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Throughout Item 2, where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have shown the repurchase agreements inclusive of those treated as linked transactions for GAAP along with reconciliation to GAAP. Furthermore, our unlinked securities portfolio in Item 2 also includes TBAs, which are certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date, that are accounted for as derivatives for GAAP, and unconsolidated ownership interests in affiliates that are accounted for using the equity method. The presentation inclusive of linked transactions, TBAs, and investments held within affiliated entities is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities, TBAs and investment in affiliates to investments on a GAAP basis as of September 30, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (2)
Agency RMBS:
20 Year Fixed Rate	$130,938,057	$137,350,897	$272,368	$137,623,265	3.72%	2.83%	6.36
30 Year Fixed Rate	971,568,294	1,020,840,020	409,359	1,021,249,379	3.93%	3.20%	8.98
Fixed Rate CMO	90,676,332	91,606,758	883,101	92,489,859	3.00%	2.81%	6.31
ARM	434,439,072	433,710,134	3,018,220	436,728,354	2.42%	2.76%	5.54
Inverse Interest Only	398,243,875	74,000,507	2,366,385	76,366,892	6.16%	8.09%	4.36
Interest Only	409,579,273	54,821,879	874,623	55,696,502	3.03%	7.81%	4.85
Fixed Rate 30 Year TBA	200,000,000	210,843,359	(202,739)	210,640,620	4.00%	N/A	N/A
Credit Investments:
Non-Agency RMBS
Prime	398,111,838	338,287,539	12,749,658	351,037,197	4.82%	5.74%	7.24
Alt A	578,959,147	475,847,806	3,108,661	478,956,467	4.17%	5.59%	6.94
Subprime	235,969,214	208,845,531	7,829,618	216,675,149	2.20%	6.68%	5.85
Senior Short Duration	215,641,526	213,279,267	971,474	214,250,741	3.92%	4.66%	1.83
ABS	76,981,884	76,336,476	(301,355)	76,035,121	4.99%	5.59%	5.48
CMBS	134,253,251	107,479,057	3,881,265	111,360,322	4.60%	7.72%	4.26
Interest Only	52,357,700	6,094,105	260,320	6,354,425	1.92%	5.72%	3.91
Commercial Loans	72,800,000	72,446,518	353,482	72,800,000	6.79%	8.40%	2.27
Whole Loans	120,498,212	84,467,703	(756,719)	83,710,984	5.53%	7.52%	5.68
Excess Mortgage Servicing Rights	94,379,875	682,002	(2,250)	679,752	N/A	7.38%	0.48
Total: Non-GAAP Basis	$4,615,397,550	$3,606,939,558	$35,715,471	$3,642,655,029	3.98%	4.63%	6.12

Linked Transactions	$168,230,815	$156,146,570	$2,961,165	$159,107,735	3.67%	5.87%	5.63

Investment in Affiliates	$38,172,632	$13,304,727	$640,764	$13,945,491	4.23%	14.27%	7.99

TBAs	$200,000,000	$210,843,359	$(202,739)	$210,640,620	4.00%	N/A	N/A

Total: GAAP Basis	$4,208,994,103	$3,226,644,902	$32,316,281	$3,258,961,183	4.00%	4.52%	6.12

  (1) Equity residuals and principal only securities with a zero coupon rate are excluded from this calculation.

  (2) Fixed Rate 30 Year TBA are excluded from this calculation.

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities and investment in affiliates to investments on a GAAP basis as of December 31, 2013:

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

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities and investments in affiliates as of September 30, 2014. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$107,216,186	$99,984,596	$5,144,106	$105,128,702	2.60%	6.94%	4.96
2005	312,198,441	268,630,671	4,127,138	272,757,809	4.11%	5.52%	7.24
2006	249,851,757	214,293,845	7,703,041	221,996,886	4.24%	6.21%	5.86
2007	269,121,277	216,376,910	9,180,628	225,557,538	4.03%	6.24%	4.92
2008	16,424,000	13,393,095	509,821	13,902,916	7.00%	5.70%	11.67
2010	53,998,051	41,692,616	(654,706)	41,037,910	0.00%	6.35%	9.03
2011	6,647,385	5,233,990	(1,939)	5,232,051	6.34%	6.06%	9.20
2012	72,730,989	25,726,915	724,570	26,451,485	3.14%	5.98%	4.48
2013	210,947,559	207,112,468	1,206,810	208,319,278	4.51%	4.81%	4.92
2014	393,138,915	333,724,675	560,172	334,284,847	3.71%	5.70%	5.58
Total: Non-GAAP Basis	$1,692,274,560	$1,426,169,781	$28,499,641	$1,454,669,422	3.98%	5.81%	5.84

Linked Transactions	$168,230,815	$156,146,570	$2,961,165	$159,107,735	3.67%	5.87%	5.63

Investment in Affiliates	$38,172,632	$13,304,727	$640,764	$13,945,491	4.23%	14.27%	7.99

Total: GAAP Basis	$1,485,871,113	$1,256,718,484	$24,897,712	$1,281,616,196	4.01%	5.72%	5.80

  (1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit portfolio inclusive of unlinked securities and investments in affiliates as of December 31, 2013. We have also presented a reconciliation to GAAP.

Credit Investments:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$127,089,489	$113,846,134	$7,001,892	$120,848,026	2.49%	6.60%	6.06
2005	270,386,878	235,394,334	(2,225,096)	233,169,238	3.94%	5.40%	8.06
2006	250,703,776	203,169,355	7,877,484	211,046,839	3.79%	6.80%	6.29
2007	262,198,572	207,814,481	10,292,385	218,106,866	4.06%	6.86%	4.57
2008	16,424,000	13,326,547	424,513	13,751,060	7.00%	5.82%	12.63
2011	31,551,000	31,885,165	(356,756)	31,528,409	6.00%	5.86%	10.07
2012	163,287,032	115,552,138	(20,393)	115,531,745	4.00%	5.28%	5.64
2013	815,273,539	353,086,802	382,268	353,469,070	2.10%	5.01%	3.74
Total: Non-GAAP Basis	$1,936,914,286	$1,274,074,956	$23,376,297	$1,297,451,253	3.13%	5.88%	5.28

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	6.04%	5.14

Investment in Affiliates	$469,814,344	$15,137,928	$1,238,153	$16,376,081	0.60%	12.54%	3.65

Total: GAAP Basis	$1,175,365,871	$994,701,961	$14,111,861	$1,008,813,822	4.14%	5.73%	5.96

  (1) Principal only securities are excluded from this calculation.

The following table presents the fair value of our credit portfolio by credit rating as of September 30, 2014 and December 31, 2013:

Credit Rating - Credit Investments	September 30, 2014 (1)	December 31, 2013 (1)
AAA	$23,113,707	$20,106,077
A	141,044,934	234,045,856
BBB	24,276,224	64,922,390
BB	25,546,165	21,640,518
B	93,844,037	115,566,820
Below B	467,588,493	549,745,784
Not Rated	679,255,862	291,423,808
Total: Non-GAAP Basis	$1,454,669,422	$1,297,451,253

Linked Transactions	$159,107,735	$272,261,350

Investment in Affiliates	$13,945,491	$16,376,081

Total: GAAP Basis	$1,281,616,196	$1,008,813,822

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

The following table presents the CPR experienced on our Agency RMBS portfolio (exclusive of TBAs), on an annualized basis, for the quarterly periods presented.

	Three Months Ended (1) (2) (3)
Agency RMBS	September 30, 2014	September 30, 2013
15 Year Fixed Rate	10%	11%
20 Year Fixed Rate	9%	10%
30 Year Fixed Rate	10%	12%
Fixed Rate CMO	9%	N/A
ARM	9%	8%
Interest Only	10%	9%
Weighted Average	9%	10%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

(3) Excludes TBAs

Securities in an unrealized loss position as of September 30, 2014 have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The Company has used leverage to complete the purchase of securities and loans in its investment portfolio. Through September 30, 2014, leverage has been in the form of repurchase agreements. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities or loans at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific investment pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165.0 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30.0 million and unrestricted cash of not less than $5.0 million. As of September 30, 2014, the Company had $96.0 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”), with Wells Fargo to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement. As of September 30, 2014, the Company had $51.0 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”). AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a business day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. As of September 30, 2014, the Company had $22.5 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements on a GAAP basis as of September 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,317,979,414	0.88%	16	11.2%
31-60 days	632,701,000	0.63%	45	4.4%
61-90 days	292,024,000	0.40%	72	6.4%
Greater than 90 days	555,204,642	1.72%	313	14.0%
Total: Non-GAAP Basis - Including Linked Transactions	$2,797,909,056	0.94%	87	9.7%

Linked Transactions	$131,106,935	1.61%	20	17.1%

Total: GAAP Basis	$2,666,802,121	0.91%	91	9.4%

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and nine months ended September 30, 2014, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements on a GAAP basis as of December 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,507,772,817	0.95%	16	9.0%
31-60 days	926,730,000	0.57%	44	4.8%
61-90 days	260,958,000	0.55%	71	5.9%
Greater than 90 days	419,019,914	1.57%	295	16.4%
Total: Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	0.89%	66	8.5%

Linked Transactions	$222,846,315	1.85%	50	17.7%

Total: GAAP Basis	$2,891,634,416	0.81%	67	7.8%

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans as of September 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	51,044,573	2.97%	3.24%	863	30.1%
Total / Weighted Average	$51,044,573	2.97%	3.24%	863	30.1%

The Company did not hold any residential mortgage loans or related repurchase agreements as of December 31, 2013.

The following table presents a reconciliation of certain information related to repurchase agreements secured by commercial mortgage loans as of September 30, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.72%	1,813	64.2%
Total / Weighted Average	$22,500,000	2.50%	2.72%	1,813	64.2%

The Company did not hold any commercial mortgage loans or related repurchase agreements as of December 31, 2013.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of unlinked repurchase agreements with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2014
Non-GAAP Basis - Including Linked Transactions	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis - Including Linked Transactions	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis - Including Linked Transactions	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis - Including Linked Transactions	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis - Including Linked Transactions	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis - Including Linked Transactions	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis - Including Linked Transactions	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis - Including Linked Transactions	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis - Including Linked Transactions	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis - Including Linked Transactions	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis - Including Linked Transactions	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314
December 31, 2011
Non-GAAP Basis - Including Linked Transactions	$1,189,303,407	$1,216,828,855	$1,279,008,000
Less: Linked Transactions	39,154,000	38,736,000	39,419,000
GAAP Basis	$1,150,149,407	$1,178,092,855	$1,239,589,000
September 30, 2011
Non-GAAP Basis - Including Linked Transactions	$1,126,859,885	$1,088,293,085	$1,126,859,885
Less: Linked Transactions	38,124,000	32,161,000	38,124,000
GAAP Basis	$1,088,735,885	$1,056,132,085	$1,088,735,885

We commenced operations in 2011; therefore 2011 represents a partial year. We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in the first, second and third quarter, respectively. Our respective repurchase agreement balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013. During the remainder of 2013 and throughout 2014, we have significantly increased our credit investment portfolio. Our credit portfolio as a percentage of assets increased from 29% at September 30, 2013 to 47% as of September 30, 2014. Due to the inherent risk of credit loss, credit investments have lower leverage ratios than Agency RMBS. The increased credit investment portfolio has directly resulted in a decreased repurchase agreement balance.

The following tables present a reconciliation of our leverage ratio at September 30, 2014 and December 31, 2013 inclusive of linked transactions to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

September 30, 2014	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$2,780,995,316	$738,311,542	3.77	x
Non-GAAP Adjustments	131,106,935	-
GAAP Leverage	$2,649,888,381	$738,311,542	3.59	x

December 31, 2013	Leverage (1)	Equity	Leverage Ratio
Non-GAAP Leverage	$3,114,480,731	$704,430,734	4.42	x
Non-GAAP Adjustments	222,846,315	-
GAAP Leverage	$2,891,634,416	$704,430,734	4.10	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades as of period end.

The following table presents a reconciliation of our “at risk” leverage at September 30, 2014 inclusive of $131.1 million of linked transactions and $210.8 million of our net TBA position (at cost) to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades, and the calculations divide leverage by our GAAP stockholders’ equity.

September 30, 2014	Leverage (1)	Equity	Leverage Ratio
Non-GAAP "At Risk" Leverage	$2,991,838,286	$738,311,542	4.05	x
Non-GAAP Adjustments	341,949,905	-
GAAP Leverage	$2,649,888,381	$738,311,542	3.59	x

(1) Includes repurchase agreements and net payable/receivable on unsettled trades as of period end.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements with 33 and 30 counterparties, under which we had outstanding debt with 24 and 25 counterparties at September 30, 2014 and December 31, 2013, inclusive of repurchase agreements accounted for as linked transactions. The Company had outstanding debt with 24 and 24 counterparties at September 30, 2014 and December 31, 2013, respectively, on a GAAP basis.

At September 30, 2014, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of unlinked repurchase agreements with reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A - Non-GAAP	$93,266,083	580	12.6%
Non-GAAP Adjustments	-	-	0%
Wells Fargo Bank, N.A - GAAP	$93,266,083	580	12.6%

Credit Suisse Securities, LLC - Non-GAAP	$75,260,448	159	10.2%
Non-GAAP Adjustments	(2,770,804)	(8)	-0.4%
Credit Suisse Securities, LLC - GAAP	$72,489,644	151	9.8%

The Royal Bank of Canada - Non-GAAP	$42,201,982	37	5.7%
Non-GAAP Adjustments	-	-	0%
The Royal Bank of Canada - GAAP	$42,201,982	37	5.7%

The Royal Bank of Scotland, PLC - Non-GAAP	$38,680,781	143	5.2%
Non-GAAP Adjustments	-	-	0%
The Royal Bank of Scotland, PLC - GAAP	$38,680,781	143	5.2%

JP Morgan Securities, LLC - Non-GAAP	$37,166,559	248	5.0%
Non-GAAP Adjustments	(537,038)	1	0%
JP Morgan Securities, LLC - GAAP	$36,629,521	249	5.0%

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	80,000,000	0.86%	0.28%	2.93
2018	210,000,000	1.05%	0.23%	3.51
2019	306,000,000	1.34%	0.23%	4.86
2020	440,000,000	1.61%	0.23%	5.49
2022	50,000,000	1.69%	0.23%	7.93
2023	328,000,000	2.49%	0.23%	8.81
2024	67,000,000	2.74%	0.23%	9.48
Total/Wtd Avg	$1,481,000,000	1.68%	0.24%	5.94

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016 *	$260,000,000	0.62%	0.71%	2.63
2017	275,000,000	1.02%	0.24%	3.83
2018	490,000,000	1.15%	0.24%	4.43
2019	260,000,000	1.27%	0.25%	5.64
2020	450,000,000	1.62%	0.24%	6.25
2022	50,000,000	1.69%	0.24%	8.68
2023	340,000,000	2.49%	0.24%	9.56
2028	20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg	$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. As of September 30, 2014 and December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value of $28.0 million and $27.5 million, respectively and a notional amount of $28.0 and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of September 30, 2014 and December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 5.8 years and 6.6 years, respectively. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $28.2 million and $27.5 million at September 30, 2014 and December 31, 2013, respectively, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of September 30, 2014 and December 31, 2013, the reverse repurchase agreements had a weighted average maturity of October 1, 2014 and January 3, 2014, respectively.

During the three months ended September 30, 2014, the Company recorded unrealized gains of $0.6 million on the borrowed securities. During the nine months ended September 30, 2014, the Company recorded unrealized losses of $0.6 million on the borrowed securities. During the three and nine months ended September 30, 2013, the Company recorded unrealized losses of $1.1 million on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item in our consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recorded realized losses of $0.6 million and $0.1 million, respectively, on the borrowed securities. During the three and nine months ended September 30, 2013, the Company recorded realized losses of $0.0 million on the borrowed securities.

Core Earnings

Core earnings, a non-GAAP financial measure, are defined by the Company as net income excluding both realized and unrealized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such, including securities underlying linked transactions, investments held in affiliated entities and derivatives. As defined, Core Earnings include the net interest earned on these transactions on a yield adjusted basis, including credit derivatives, linked transactions, investments in affiliates, inverse Agency securities, interest rate derivatives or any other investment activity that may earn or pay net interest. One of the objectives of the Company is to generate net income from net interest margin on the portfolio and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with GAAP, provides supplemental information useful in evaluating the results of the Company’s operations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

A reconciliation of GAAP net income to Core Earnings for the three and nine months ended September 30, 2014 and September 30, 2013 is set forth below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income available to common stockholders	$19,022,258	$2,633,165	$84,639,075	$(58,566,023)
Add (Deduct):
Net realized (gain)/loss	(10,539,221)	42,667,835	(9,261,721)	112,226,897
Tax (benefit)/expense related to realized gain	(172,709)	95,055	(79,914)	2,634,847
Drop income	1,196,232	-	1,454,536	-
(Income)/loss from linked transactions, net	(3,481,936)	519,785	(11,018,043)	(2,296,541)
Net interest income on linked transactions	1,960,654	2,912,943	7,514,410	10,457,764
Equity in (earnings) from affiliates	(523,316)	(2,155,471)	(4,159,667)	(1,911,830)
Net interest income from equity method investments	353,429	312,873	1,171,974	625,793
Unrealized (gain)/loss on real estate securities and loans, net	19,457,277	(40,136,126)	(52,563,595)	60,668,593
Unrealized (gain)/loss on derivative and other instruments, net	(9,459,244)	5,779,945	33,639,291	(67,348,314)
Core Earnings	$17,813,424	$12,630,004	$51,336,346	$56,491,186

Core Earnings, per Diluted Share	$0.63	$0.45	$1.81	$2.02

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

Investment in affiliates

Our unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825. As a result, we will treat our investment in affiliates consistently with this election. Periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Other-than-temporary impairment

We evaluate securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis for securities accounted for under ASC 310 and ASC 325. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When a real estate security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized loss” line item on the consolidated statement of operations.

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

Securities in an unrealized loss position as of the balance sheet date are not considered other than temporarily impaired as we have the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and we are not required to sell the security for regulatory or other reasons.

Interest income and other-than-temporary impairment recognition on mortgage loans and securities acquired with deteriorated credit quality

When we purchase mortgage loans and securities that have shown evidence of credit deterioration since origination, we will analyze such investments to determine if the application of ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is warranted. If it is determined that it is probable we will not collect all contractual cash flows on those assets, we will apply the guidance found in ASC 310-30. For purposes of mortgage loan income recognition, we aggregate loans acquired that have common risk characteristics into a pool and use a composite interest rate and expectation of cash flows expected to be collected for such pool.

Interest income is recognized on a level-yield basis over the life of the loan or security as long as cash flows can be reasonably estimated. The level-yield is determined by the excess of our initial estimate of undiscounted expected principal, interest, and other cash flows expected to be collected over our initial investment in the mortgage loan or security (accretable yield). The excess of contractually required cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield.

On at least a quarterly basis, we update our estimate of the cash flows expected to be collected for loans and securities. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, we will recognize these changes prospectively through an adjustment of the investment’s yield over its remaining life. We will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250 with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, are recognized as impairment.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risks. We may use derivative instruments such as interest rate swaps and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities and short positions in U.S. Treasury securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions, which reflect a forward commitment to purchase assets. We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. As we have not designated any derivatives as hedging instruments, all changes in fair value are reported in earnings during the period in which they occur.

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

Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 does not have a material impact on the Company’s financial statements.

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

Results of operations

The table below presents certain information from our consolidated statement of operations for the three and nine months ended September 30, 2014 as well as the three and nine months ended September 30, 2013:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Statement of Operations Data:
Net Interest Income
Interest income	$36,197,633	$33,278,284	$106,419,808	$114,163,747
Interest expense	6,819,731	5,584,419	19,750,086	19,749,592
	29,377,902	27,693,865	86,669,722	94,414,155

Other Income
Net realized gain/(loss)	10,539,221	(42,667,835)	9,261,721	(112,226,897)
Income/(loss) from linked transactions, net	3,481,936	(519,785)	11,018,043	2,296,541
Realized loss on periodic interest settlements of derivative instruments, net	(5,260,449)	(9,123,233)	(17,341,950)	(21,205,353)
Unrealized gain/(loss) on real estate securities and loans, net	(19,457,277)	40,136,126	52,563,595	(60,668,593)
Unrealized gain/(loss) on derivative and other instruments, net	9,459,244	(5,779,945)	(33,639,291)	67,348,314
	(1,237,325)	(17,954,672)	21,862,118	(124,455,988)

Expenses
Management fee to affiliate	2,548,601	2,523,547	7,556,613	8,195,890
Other operating expenses	3,140,272	2,819,431	8,523,178	7,780,385
Servicing fees	157,016	-	319,733	-
Equity based compensation to affiliate	67,562	55,105	222,221	186,983
Excise tax	533,539	373,083	1,408,539	1,391,942
	6,446,990	5,771,166	18,030,284	17,555,200

Income/(loss) before income tax benefit/(expense) and equity in earnings from affiliates	$21,693,587	$3,968,027	$90,501,556	$(47,597,033)
Income tax benefit/(expense)	172,709	(122,979)	79,914	(2,778,758)
Equity in earnings from affiliates	523,316	2,155,471	4,159,667	1,911,830
Net Income/(Loss)	$22,389,612	$6,000,519	$94,741,137	$(48,463,961)

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$19,022,258	$2,633,165	$84,639,075	$(58,566,023)

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.67	$0.09	$2.98	$(2.10)
Diluted	$0.67	$0.09	$2.98	$(2.10)

Our operating results depend in large part upon differences between the yields earned on our investments, cost of borrowing and upon the effectiveness of our interest rate hedging activities. At September 30, 2014, the weighted average yield on our investment portfolio of securities, loans, and excess mortgage servicing rights, inclusive of linked transactions, and assets owned through investments in affiliates was 4.63% and the weighted average cost of funds was 1.71%, resulting in a net interest margin of 2.92%. The weighted average cost of funds was comprised of a 0.99% weighted average cost of repurchase agreements and a 0.72% weighted average cost of hedging. As of September 30, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 3.77 to 1 and 3.59 to 1, respectively. As of September 30, 2014, our non-GAAP “at risk” leverage and GAAP debt-to-equity leverage ratios were 4.05 to 1 and 3.59 to 1, respectively. The Company recorded core earnings of $0.63 and $1.81 per diluted common share for the three and nine months ended September 30, 2014, respectively. At September 30, 2013, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 3.88% and the weighted average cost of funds was 1.76%, resulting in a net interest margin of 2.12%. The weighted average cost of funds was comprised of a 0.77% weighted average cost of repurchase agreements and a 0.99% weighted average cost of hedging. As of September 30, 2013 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.53 to 1 and 4.21 to 1, respectively. The Company recorded core earnings of $0.45 and $2.02 per diluted common share for the three and nine months ended September 30, 2013, respectively.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates. The portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and hedges is our net interest margin. During the three months ended September 30, 2014, the weighted average cost of securities and loans was $3.6 billion and the weighted average cost of repurchase agreements on such assets was $3.0 billion. On an annualized basis, the average yield earned on these assets was 4.31%, and the weighted average funding cost on repurchase agreements was 0.99%. The annualized cost associated with hedging as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2014 was 0.70%. During the three months ended September 30, 2014, the weighted average cost of securities and loans, inclusive of TBAs, was $3.7 billion and the weighted average cost of repurchase agreements on such assets was $3.1 billion. During the three months ended September 30, 2013, the weighted average cost of securities and loans and repurchase agreements was $3.9 billion and $3.4 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.86%, and the average rate paid on repurchase agreements was 0.81%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2013 was 0.31%.

During the nine months ended September 30, 2014, the weighted average cost of securities and repurchase agreements was $3.7 billion and $3.1 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.23%, and the average rate paid on repurchase agreements was 0.94%. The annualized cost associated with hedging as a percentage of the average repurchase agreement balance outstanding during the nine months ended September 30, 2014 was 0.75%. During the nine months ended September 30, 2014, the weighted average cost of securities and repurchase agreements, inclusive of TBAs was $3.7 billion and $3.2 billion, respectively. During the nine months ended September 30, 2013, we had a weighted average cost of securities and repurchase agreements of $4.7 billion and $4.0 billion, respectively. On an annualized basis, the average yield earned on the assets was 3.71%, and the average rate paid on the debt was 0.81%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the nine months ended September 30, 2013 was 0.70%.

We have gradually supported the deployment of capital to our credit portfolio inclusive of mortgage loans and MSRs, increasing our allocation as a percentage of assets from 29% as of September 30, 2013 to 44% as of September 30, 2014. The improved general economic outlook and the increase in interest rates generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended September 30, 2014, we sold certain real estate securities realizing net gains of $10.8 million and settled TBAs realizing a net gain of $2.9 million. Additionally, we recognized $2.8 million of realized loss due to the settlement of certain derivatives and $0.4 million of realized loss due to OTTI charges on certain securities. During the nine months ended September 30, 2014, we sold certain real estate securities realizing net gains of $8.7 million and settled TBAs realizing a net gain of $2.7 million. Additionally, we recognized $0.5 million of realized loss due to the settlement of certain derivatives and $1.6 million of realized loss due to OTTI charges on certain securities.

During the three months ended September 30, 2013, we sold certain real estate securities realizing net losses of $32.7 million and settled certain derivatives realizing a net loss of $2.2 million. Additionally, we recognized $8.0 million of realized losses due to OTTI charges on certain securities. This was offset by realized gains of $0.2 million on the settlement of TBAs. During the nine months ended September 30, 2013, we sold certain real estate securities realizing net losses of $54.0 million, inclusive of $2.5 million in related tax provisions, settled certain derivatives realizing a net loss of $9.1 million and settled TBAs realizing a net loss of $0.5 million. Additionally, we recognized $51.1 million of realized loss due to OTTI charges on certain securities.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, the Company recognized a $0.4 million and a $1.7 million OTTI charge on certain securities for the three and nine months ended September 30, 2014 respectively, due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities and mortgage loan portfolios. As a result, the change in market value of our securities and loans are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized gains for the nine months ended September 30, 2014 and unrealized losses for the nine months ended September 30, 2013. The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio. Unrealized gains and losses are caused when prices of the product increase or decrease, respectively. Fannie 3.50% 30 years increased from 99-11+ at December 31, 2013 to 102-09+ at September 30, 2014, providing the basis for the unrealized gain on real estate securities. Fannie 3.50% 30 years decreased from 106-19+ at December 31, 2012 to 101-15+ at September 30, 2013, providing the basis for the unrealized loss on real estate securities. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised mostly of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. The 10 year Treasury decreased from 3.03% at December 31, 2013 to 2.49% at September 30, 2014 and the 10 year Treasury increased from 1.76% at December 31, 2012 to 2.61% at September 30, 2013.

Management fees and other expenses

For the three months ended September 30, 2014 and September 30, 2013, our management fees were $2.6 million and $2.5 million, respectively. For the nine months ended September 30, 2014 and September 30, 2013, our management fees were $7.6 million and $8.2 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the three months ended September 30, 2014 and September 30, 2013, other operating costs were $3.1 million and $2.8 million, respectively. For the nine months ended September 30, 2014 and September 30, 2013, other operating costs were $8.5 million and $7.8 million, respectively. The amounts were primarily comprised of professional fees, insurance and board of director fees. For three and nine months ended September 30, 2014 and 2013, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $3.1 million of Other operating expenses for the three months ended September 30, 2014, the Company has expensed $1.7 million, which will be paid to the Manager. Of the $8.5 million of Other operating expenses for the nine months ended September 30, 2014, the Company has expensed $5.0 million, which will be paid to the Manager. Of the $2.8 million of Other operating expenses for the three months ended September 30, 2013, the Company has expensed $1.6 million, respectively, which has been paid to the Manager. Of the $7.8 million of Other operating expenses for the nine months ended September 30, 2013, the Company has expensed $4.4 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2014 or September 30, 2013.

For the three months ended September 30, 2014 and September 30, 2013, we recorded excise tax expense of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2014 and September 30, 2013, we recorded excise tax expense of $1.4 million and $1.4 million, respectively Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of September 30, 2014, December 31, 2013 and September 30, 2013, our book value per common share was $20.33, $19.14 and $19.26, respectively.

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

At September 30, 2014, we had $198.9 million available to support our liquidity needs, comprised of $43.7 million of cash, $98.9 million of Agency whole-pool RMBS and $56.3 million Agency Interest Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We have entered into MRAs with 33 counterparties, allowing us to utilize leverage in our operations. As of September 30, 2014, we had debt outstanding of $2.9 billion with 24 counterparties, inclusive of repurchase agreements accounted for as a component of linked transactions. The current borrowings under repurchase agreements have maturities between October 2, 2014 and September 17, 2019. As of September 30, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 3.77 to 1 and 3.59 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Overnight	$-	$-
Within 30 days	1,317,979,414	1,507,772,817
30 to 59 days	632,701,000	926,730,000
60 to 89 days	292,024,000	260,958,000
90 to 119 days	74,502,000	153,303,914
Greater than or equal to 120 days	554,247,215	265,716,000
Total: Non-GAAP Basis - Including Linked Transactions	$2,871,453,629	$3,114,480,731

Linked Transactions	$131,106,935	$222,846,315

Total: GAAP Basis	$2,740,346,694	$2,891,634,416

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the fair value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of September 30, 2014 and December 31, 2013, the Company had 15 and 23 linked transactions, respectively, resulting in $131.1 million and $222.8 million of embedded repurchase agreements with a weighted average rate of 1.61% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements is November 20, 2014 as of September 30, 2014.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency interest-only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of September 30, 2014, we have entered into $1.5 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and June 10, 2024, $105 million notional of swaptions, that if unexercised will expire on November 3, 2014 and we have $28.0 million notional of short positions in U.S. Treasury securities with maturities of July 31, 2020.

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

Contractual obligations

As of September 30, 2014, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $3.1 million of Other operating expenses for the three months ended September 30, 2014, the Company has expensed $1.7 million, which will be paid to the Manager. Of the $8.5 million of Other operating expenses for the nine months ended September 30, 2014, the Company has expensed $5.0 million, which will be paid to the Manager. Of the $2.8 million of Other operating expenses for the three months ended September 30, 2013, the Company has expensed $1.6 million, which has been paid to the Manager. Of the $7.8 million of Other operating expenses for the nine months ended September 30, 2013, the Company has expensed $4.4 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2014 or September 30, 2013.

On July 6, 2011, we entered into (i) warrant agreements with the purchasers of units in the private placement, (ii) a restricted stock award agreement with our Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of our common stock, and (iii) restricted stock award agreements with our independent directors under the Equity Incentive Plan, pursuant to which each of the initial independent directors received 1,500 shares of our common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock that vested on July, 6 2014 were granted to Mr. Ainsberg under the Equity Incentive Plan. As of July 6, 2014, an aggregate of 46,750 shares awarded to the Manager and the independent directors were fully vested.

During the quarter ended September 30, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant to the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of September 30, 2014, all of these units remained outstanding.

We have presented a table that details the contractual maturity of our repurchase agreements at September 30, 2014. See the “Liquidity and Capital Resources” section for this table. As of September 30, 2014 and December 31, 2013, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.6 million and $4.0 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities and the related borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and consolidated statement of operations, prospectively. As of September 30, 2014, our maximum exposure to loss on linked transactions is $159.1 million. See the Investment Activities section of this Item 2 for further details.

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of September 30, 2014, our maximum exposure to loss on TBAs is $210.8 million.

We have entered into IO Index transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1 month Libor. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IO Index transactions represents the notional fair value of the transactions. As of September 30, 2014, our maximum exposure to loss is $9.7 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the year ended September 30, 2014.

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

Grants of restricted common stock

As of September 30, 2014, we have granted an aggregate of 26,440 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2014, 66,690 shares of restricted common stock granted to our Manager and independent directors have vested.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of September 30, 2014, the Company had undistributed taxable income of approximately $1.89 per share.

During the quarter ended September 30, 2014, the Company declared a quarterly dividend to common stockholders totaling approximately $17.0 million, or $0.60 per share, which was paid on October 27, 2014. For the nine months ended September 30, 2014, the Company declared dividends to common stockholders of approximately $51.1 million or $1.80 per share. During the quarter ended September 30, 2013, the Company declared a quarterly dividend to common stockholders totaling approximately $17.0 million, or $0.60 per share, which was paid on October 28, 2013. For the nine months ended September 30, 2013, the Company declared dividends to common stockholders of approximately $39.7 million or $2.17 per share.

During the three months ended September 30, 2014, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on September 17, 2014 to stockholders of record as of August 29, 2014. During the nine months ended September 30, 2014, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.54689 per share and $1.50 per share, respectively. During the three months ended September 30, 2013, the board of directors declared a quarterly distribution to the holders of the Series A Preferred Stock and Series B Preferred Stock of $0.51563 per share and $0.50 per share, respectively. The distributions were paid on September 17, 2013 to stockholders of record as of August 30, 2013. During the nine months ended September 30, 2013, the board of directors declared distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock of $1.54689 per share and $1.50 per share, respectively.

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

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2014.

Actual results could differ materially from estimates. The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2014, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points)	Percentage Change in GAAP Equity (1)(2)(4)	Percentage Change in Projected Net Interest Income (3)
+100	-4.2%	-9.4%
+50	-1.7%	-4.5%
-50	0.5%	0.4%
-100	-1.3%	-1.4%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of September 30, 2014.

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

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral, either securities or cash, on the same business day.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2014, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Refer to the risks identified under the captions “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which is available on the Securities and Exchange Commission’s website at www.sec.gov,“Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and Ag Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 6, 2014	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 6, 2014	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
September 30, 2014

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

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014

*10.12	Restated Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and Ag Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

