Form 10-K
period 2014-12-31
AG Mortgage Investment Trust, Inc.
filed 2015-03-02
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $522,382,550 based on the closing sales price on the New York Stock Exchange on June 30, 2014.

As of February 17, 2015, there were 28,387,615 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors”, “Forward-Looking Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. The majority of our portfolio is comprised of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Our Agency RMBS portfolio consists of mortgages with an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac. Our Agency RMBS investments include mortgage pass-through securities, collateralized mortgage obligations (“CMOs”), and certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”). Our portfolio also includes Non-Agency RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity. Our Non-Agency RMBS investments may include fixed-and floating-rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial and residential mortgage loans, including non-performing and re-performing residential mortgage loans, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

We were incorporated in Maryland on March 1, 2011, and commenced operations in July 2011. In July 2011, we successfully completed our initial public offering, or IPO, and concurrently with the consummation of our IPO, we completed a private placement offering. Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). Collectively, we received net proceeds from our IPO, the private placement and the exercise of the underwriters’ over-allotment option of approximately $198.1 million after subtracting expenses incurred.

In 2012 we raised approximately $353.5 million in net proceeds from sales of common stock through public offerings, our equity distribution program, and the exercise of warrants and approximately $161.2 million in net proceeds from two preferred stock offerings. In 2013 we raised approximately $33.2 million in net proceeds from sales of common stock through our equity distribution program and upon the exercise of warrants. We did not sell any additional classes of common stock in 2014. We did not issue any additional classes of preferred stock during 2013 or 2014.

As of December 31, 2014 and per our GAAP consolidated balance sheet, we have a $3.3 billion investment portfolio comprised of securities, loans and MSRs, which consists of $1.8 billion, or 55.2%, of Agency RMBS and $1.5 billion, or 44.8%, of assets in our credit portfolio. Our investment portfolio including TBAs as Agency RMBS and gross of linked transactions and investments held within affiliated entities is $3.7 billion, which consists of $2.0 billion, or 55.4%, of Agency RMBS and $1.7 billion, or 44.6%, of assets in our credit portfolio. Refer to Item 7 of this Annual Report for a discussion on TBAs, linked transactions and investments held within affiliated entities. We utilize different hedging instruments as a means to mitigate interest rate risk. As of December 31, 2014 we had entered into $1.4 billion notional amount of interest rate swaps. This compares with a $3.4 billion investment portfolio comprised of securities and loans, which consists of $2.4 billion, or 70.6%, of Agency RMBS and $1.0 billion, or 29.4%, of assets in our credit portfolio as of December 31, 2013. Our investment portfolio gross of linked transactions and investments held within affiliated entities was $3.7 billion, which consisted of $2.4 billion, or 65.4% of Agency RMBS and $1.3 billion, or 34.6%, of assets in our credit portfolio per our GAAP consolidated balance sheet as of December 31, 2013. We had entered into $2.1 billion net notional amount of interest rate swaps and $115.0 million notional of interest rate swaptions as of December 31, 2013. The Company had no TBA or MSR positions at December 31, 2013.

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

Our manager

We are externally managed and advised by AG REIT Management, LLC, a subsidiary of Angelo, Gordon. Angelo, Gordon is an SEC-registered investment adviser with approximately $27 billion under management as of December 31, 2014. Angelo, Gordon was founded in 1988 and is a privately held firm specializing in non-traditional money management activities for institutions and high net worth individuals. The firm manages capital across six principal lines: (i) distressed debt and non-investment grade corporate credit, (ii) direct lending, (iii) real estate equity and debt and net lease real estate, (iv) residential and consumer debt, (v) private equity and special situations and (vi) multi-strategy hedge funds. In each discipline, the firm seeks to generate absolute returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities.

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

Market and interest rate trends

Residential market opportunities

Inclusive of distressed sales, home prices nationwide increased by 5.0 percent on a year-over-year basis in December 2014 as compared with December 2013, according data released by CoreLogic. This marks the 34th consecutive monthly increase year-over-year in national home prices. The housing market continues to show signs of stabilization, albeit recovery was more muted in 2014 as compared to 2013. The U.S. government agencies and central bank policy sponsorship of housing via lower mortgages rates and potential loosening of credit available to potential homeowners, coupled with improving broader domestic economy, have buoyed the housing market recovery.

Consistent with 2013 trends, the number of borrowers with negative equity in their homes decreased in the third quarter of 2014 as compared to a year ago. According to CoreLogic, there were approximately 1.5 million fewer properties underwater. Additionally, credit performance in terms of serious delinquencies and subsequent losses continued to improve in 2014 and is anticipated to remain positive in the near future. We believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into both non-Agency and Agency RMBS performance drivers.

In December 2013, the Federal Open Market Committee (“FOMC”) announced that it would begin the process of reducing the pace of its asset purchases, commonly known as quantitative easing (“QE3”), beginning in January 2014, with the reduction split evenly between U.S. Treasury securities and Agency RMBS. Subsequently, the Federal Reserve decreased its purchase activity at each scheduled FOMC meeting since that time. On October 29, 2014, the FOMC officially exited the asset purchase program, although it will continue to maintain its existing policy of reinvesting principal payments from its holdings of Agency RMBS into new purchases of Agency RMBS and of rolling over maturing U.S. Treasury securities at auction through an unspecified date in the future. On February 24, 2015, during her Congressional testimony, the Chair of the Federal Reserve stated that the FOMC intends to reduce its securities holdings in a gradual and predictable manner primarily by ceasing to reinvest Agency RMBS principal payments. The timing of when the cessation would begin was not stated in the testimony.

In January 2015, the FOMC reaffirmed its accommodative view that it can be patient in normalizing policy rates and that it is appropriate for the Federal Reserve to maintain the current target range of zero to 0.25% for the Federal Funds Rate for a considerable time following the end of QE3, especially if expected inflation runs below the FOMC’s 2% longer run goal.

The initial fourth quarter advance GDP report showed growth retreating to a modest 2.6% from the strong 5% annualized rate of the third quarter. While consumer spending posted a strong 4.3% uptick on the heels of lower energy costs and inventory investment outpaced expectations, sluggish business fixed investment at 1.9% and a negative contribution from net exports overwhelmed the bottom line. This would put overall 2014 growth at 2.5%, which while still trailing expectations for the year is still respectable considering the -2.1% growth rate in the first quarter and is likely close to potential.

Lower interest rates globally – the result of a slowing rate of growth and a downtick in inflation in other parts of the world – have put downward pressure on interest rates in the US and helped to offset the tightening of financial conditions driven by a strengthening dollar. Employment data have been encouraging in terms of growth with the 3-month moving average of non-farm payrolls increasing by 288 thousand per month through December 2014, but real wage growth continues to confound and disappoint. Housing activity remains largely sideways with credit availability still somewhat constrained and household formation lagging as first time home buyers find themselves in the unfortunate situation of fewer employment opportunities versus other demographic groups to go along with their increased debt burdens. Retail sales data have offered a mixed picture in the fourth quarter of 2014, despite a continued decline in energy costs for consumers.

The growth rate of the last two quarters of 2014 has been somewhat driven by a rebound in activity from the disappointing start to the year, and the consensus currently expects 4th quarter real GDP to come in a softer but still above trend at 3.3%. The Federal Reserve continues to remain optimistic on both growth and inflation but it remains to be seen whether or not the US can avoid the slowing growth and disinflationary forces plaguing much of the world. Recent price action in the rates markets continues to suggest that the markets remain skeptical of this as it projects a later and shallower normalization of policy rates than the Federal Reserve’s own forecasts.

The price of oil has dropped precipitously from over $100 per barrel to under $50 per barrel as of the start of 2015 in response to a combination of increased supply from the US and some decline in demand globally. This has pressured headline inflation globally, but inflation expectations have remained somewhat stable as the Federal Reserve characterizes the drop as having a transitory effect on inflation and a positive impact on growth. Even though the drop brings the price of oil in-line with much longer term inflation weighted averages, there is great uncertainty around the impact of the price move given its velocity. In response to the current deflationary pressures partly being driven by lower oil, the Bank of Canada surprised the market by lowering its policy rate and the European Central Bank extended their accommodative policies to include an expanded asset purchase program of 60 billion euro Sovereign and asset-backed bonds per month through September 2016. Both OPEC and non-OPEC producers have built their state revenue assumptions and social spending plans on much higher oil prices. Here in the US, a sizeable part of the business fixed investment that has taken place over the last 5-10 years has been driven by the shale oil industry. It remains to be seen what the growth impact and cross border capital flow response to these forces will be at a time of significant global economic uncertainty.

So far the trends that have been emerging since the middle of 2014 have resulted in mixed economic news at best and have continued to drive a global supply-demand imbalance for high quality fixed income product that has driven rates globally back toward (and in some parts of the world through) the lows in yields experienced during the financial crisis.

Credit markets were not immune from the increase in uncertainty and volatility during the fourth quarter of 2014. Spreads generally traded choppy and sideways with housing credit outperforming lower quality corporate credit. Non-Agency RMBS, ABS and CMBS markets all continue to benefit from positive fundamentals and an improving consumer balance sheet, while enjoying a degree of scarcity value against a backdrop of lower and lower interest rates. The legacy Non-Agency RMBS and CMBS markets continue to shrink. Although new issue volumes remain robust year-to-date neither market has yet experienced positive net supply since the financial crisis. These markets continue to show a muted response to periods of broader market volatility.

During 2014, we saw mortgage rates re-trace more than half of the rate rise from 2013 in response to the threat, and ultimately, the reality of QE3 tapering. This continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and willingness on the part of federal regulators at the Federal Housing Finance Agency (“FHFA”) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.

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

Recent government activity

Housing finance reform proposals relating to Fannie Mae, Freddie Mac and Ginnie Mae are expected to remain prominent topics during the 114th U.S. Congress which began on January 3, 2015. Restructuring or winding down Fannie Mae and Freddie Mac had been stated goals of both houses of Congress, and also the Obama administration, during the 113th U.S. Congress, but disagreements in Congress about the correct role of the government in mortgage finance resulted in no enactment of reform legislation in 2014. It is unclear which, if any, reform bills will be enacted in 2015, and, if any are enacted, what their ultimate effects will be.

On March 16, 2014, Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a draft bill, the “Housing Finance Reform and Taxpayer Protection Act of 2014”, proposing a comprehensive framework for housing finance reform (the “Johnson-Crapo Bill”), which built on the bipartisan foundation of the “Housing Finance Reform and Taxpayer Protection Act of 2013” introduced by Senators Bob Corker (R-TN) and Mark Warner (D-VA) in the summer of 2013. The bill would have created a new regulator, the Federal Mortgage Insurance Corp. (the “FMIC”). The FMIC's backing for mortgage-backed securities would have come in the form of a Mortgage Insurance Fund (the “MIF”), which would be designed to protect investors' losses beyond a 10% first-loss position held by private participants in the market. The MIF would initially have been capitalized through assessments charged to Fannie Mae and Freddie Mac, but later that cost would have been shifted to private market participants once Fannie Mae and Freddie Mac were wound down over a five year period. The Johnson-Crapo Bill detailed how regulators would wind-down Fannie Mae and Freddie Mac and how to begin a transition to the new housing finance system. In May 2014 a significant number of Democrat senators withdrew their support for the Johnson-Crapo Bill. The legislation was tabled after being voted out of committee in a divided 13-9 vote.

On July 10, 2014, Representatives John Delaney (D-MD), John Carney (D-DE), and Jim Himes (D-CT) introduced housing finance reform legislation entitled the “Partnership to Strengthen Homeownership Act of 2014” (the “Delaney-Carney-Himes Bill”) which would wind down Fannie Mae and Freddie Mac, authorize Ginnie Mae to provide an explicit federal guarantee on mortgage-backed securities and transfer the authorities and responsibilities of the FHFA to Ginnie Mae. The bill would have required Ginnie Mae to establish a mortgage insurance program that would offer a federal guarantee for qualified single-family and multifamily mortgage-backed securities. Under this program, private investors would have been liable for the first five percent of principal loss on an insured-security. Ginnie Mae would have held the remaining 95 percent of risk, but would have been expected to enter into arrangements with private reinsurers in which both parties would share the risk evenly. All qualified mortgage-backed securities would have carried the full faith and credit of the United States Government. Ginnie Mae would also have established a single common mortgage securitization platform via which all mortgage-backed securities, whether private or government-guaranteed, would be traded. In order to be eligible for Ginnie Mae insurance, a security would have to be comprised entirely of loans that met certain minimum underwriting standards, which the bill directed Ginnie Mae to develop. When introduced, the Delaney-Carney-Himes Bill was referred to the House Committee on Financial Services. No other action on the bill was taken during the 113th U.S. Congress.

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

In August 2014, in the first step of what is expected to be a multi-year effort, the FHFA requested industry input on the development of a common mortgage-backed security under the auspices of both Fannie Mae and Freddie Mac. Under the current proposal, the common mortgage-backed security would leverage their existing security structures and would encompass many of the pooling features of the current Fannie Mae mortgage-backed security and more of the disclosure framework of the current Freddie Mac participation certificate.

In October 2014, FHFA Director Watt announced a number of general policy initiatives by the FHFA, including restoring a program that allows Fannie Mae and Freddie Mac to guarantee loans with down payments as low as 3%. Director Watt also said that the FHFA was taking steps to bring certainty to the circumstances under which Fannie Mae and Freddie Mac will require originators to repurchase defaulted mortgages that were later discovered to have underwriting defects. In November 2014, the FHFA also increased the 2014 Conservatorship Scorecard targets for Fannie Mae and Freddie Mac to complete credit risk transfers involving at least $90 billion in unpaid principal balance of single-family mortgages, up from $30 billion in 2013, and has encouraged Fannie Mae and Freddie Mac to test multiple types of credit risk transfer structures, including securities-based transactions and insurance transactions. Under the terms of their agreements with the U.S. Treasury Department, Fannie Mae and Freddie Mac, under the direction of the FHFA, also continue to reduce the size of their retained mortgage portfolios.

Furthermore, in October 2014, the FHFA, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Securities And Exchange Commission, the Federal Reserve System and the Department of Housing and Urban Development adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, for asset-backed securities. As required by the Dodd-Frank Act, the final credit risk retention rule generally require "securitizers" to retain not less than 5% of the credit risk of the mortgage loans securitized. The credit risk retention requirements applicable to RMBS will not become effective until December 24, 2015.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Our target assets include Agency RMBS, Non-Agency RMBS, ABS, CMBS, MSRs and commercial and residential loans and other real estate-related assets. Following our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. We believe that yields and net interest spreads on securities that are currently available for investment are generally lower than what we have historically realized in our portfolio. Our goal for much of 2014, and looking forward to 2015, centers around deploying an increasing portion of our capital into attractive credit investments, including residential and commercial real estate whole loans.

As of December 31, 2014, the fair value of our investment portfolio on a non-GAAP basis, inclusive of TBAs, consisted of 55.4% Agency RMBS, 34.3% Non-Agency RMBS, 1.8% ABS, 3.4% CMBS, 3.1% residential mortgage loans, 2.0% commercial loans and 0.0% excess mortgage servicing rights. This compares with 2013, when the fair value of our investment portfolio on a non-GAAP basis consisted of 65.1% Agency RMBS, 29.2% Non-Agency RMBS, 1.9% ABS, and 3.8% CMBS.

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

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. As of December 31, 2014 our non-GAAP “at-risk” and GAAP debt-to-equity leverage ratios were 4.17 to 1 and 3.66 to 1, respectively, which reflect our current mix of Agency RMBS and credit portfolio. As of December 31, 2013 our non-GAAP “at risk” and GAAP debt-to-equity leverage ratios were 4.42 to 1 and 4.10 to 1, respectively. “At risk” leverage includes the components of leverage (repurchase agreements, those accounted for as linked transactions and investment in affiliates, securitized debt, plus or minus the net payable or receivable, as applicable, on unsettled trades on our GAAP balance sheet) plus the Company’s net TBA position.

We finance our investments primarily through short-term borrowings structured as repurchase agreements. As of December 31, 2014 and December 31, 2013, we either directly, or through our equity method investments in affiliates, had entered into master repurchase agreements, or MRAs, with 35 and 30 counterparties, respectively, under which we had borrowed an aggregate $2.8 billion and $3.1 billion on a non-GAAP basis from 24 and 25 counterparties, respectively. As of December 31, 2014, the borrowings under repurchase agreements had maturities between January 2, 2015 and September 17, 2019, and as of December 31, 2013, the borrowings under repurchase agreements had maturities between January 2, 2014 and May 29, 2014.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative instruments including Agency interest-only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2014, we had entered into $1.4 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and March 5, 2024. As of December 31, 2013 we had entered into $2.1 billion net notional of interest rate swaps that have variable maturities between January 23, 2016 and December 20, 2028, $115.0 million net notional of interest rate swaptions with maturities of June 12, 2014 and $28.0 million notional of short position in U.S. Treasury securities with maturities of July 31, 2020.

Risk management strategy

Our overall portfolio strategy is designed to generate attractive returns through various phases of the economic cycle. We believe that our broad approach within the real estate market, which considers all major categories of real estate assets, allows us to invest in a variety of attractive investment opportunities and help insulate our portfolio from some of the risks that arise from investing in a single collateral type. We believe that Angelo, Gordon has a strong reputation for risk management and compliance. Angelo, Gordon’s investment philosophy combines in-depth research, and portfolio diversification to achieve investment returns.

The components of our risk management strategy are:

•	Disciplined adherence to risk-adjusted return. Our Manager deploys capital only when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.

•	Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities (prime conforming, jumbo, Alt-A, senior short duration and subprime) and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our mortgage portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified mortgage portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns more resistant to changes in the interest rate and consumer credit environment.

•	Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.

•	Active hedging and rebalancing of portfolio. Our Manager evaluates periodically the risk portion of our portfolio against preestablished risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate and credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio (so-called carry trade), on the other end of the risk spectrum.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to preserve our ability to extend risk taking capacity during periods of changing market fundamentals.

Our investments

Our target asset classes

As noted above, as of December 31, 2014, the fair value of our investment portfolio on a non-GAAP basis, inclusive of TBAs comprised 55.4% of Agency RMBS, 34.3% of Non-Agency RMBS, 1.8% of ABS and 3.4% in CMBS, 3.1% residential mortgage loans, 2.0% commercial loans and 0.0% excess mortgage servicing rights. We have the discretion to invest in these and other target assets (as described below).

Our target asset classes and the principal investments in which we invest are as follows:

Asset Class	Principal Investments
Agency RMBS	• RMBS for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.

Non-Agency RMBS	• Fixed- and floating-rate residential Non-Agency RMBS, including investment grade and non-investment grade classes. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Other real estate-related assets and financial assets	• Fixed- and floating-rate CMBS, including investment grade and non-investment grade classes. CMBS are secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

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

• Other real estate structured finance products, MSRs, other real estate-related loans and securities and other financial assets.

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

Distribution policy

We have paid the following common dividends:

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

We intend to continue to make regular quarterly distributions to holders of our common stock. We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. Distributions to our stockholders are generally taxable to our stockholders as ordinary income, although a portion of our distributions may be designated by us as capital gain or qualified dividend income or may constitute a return of capital. For the years ended December 31, 2014 and December 31, 2013, we elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2015 and 2014, respectively. In conjunction with this, we accrued an excise tax of $1.7 million and $1.5 million in 2014 and 2013, respectively, which is included in the excise tax payable line item on the accompanying consolidated balance sheets in Item 8.

We have paid the following preferred dividends:

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

2012
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	$0.44

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon investment professionals provides competitive advantages to us. Angelo, Gordon has over 120 investment professionals across its lines of investment disciplines. Of those, over 60 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team is led by Jonathan Lieberman and has twenty investment professionals, including portfolio managers, traders, analysts, and statisticians. The senior investment professionals have broad experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. The RMBS team has oversight from Michael Gordon, John Angelo and David Roberts who have an average of over 40 years of investment experience. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

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

Access to Angelo, Gordon’s well developed infrastructure and asset management systems

Angelo, Gordon has invested and continues to invest in the technology, analytics and systems that we believe are required to effectively and comprehensively evaluate potential investments. Our Manager’s investment team and Angelo, Gordon’s technology group have developed proprietary databases, portfolio systems and quantitative models to enhance valuation analytics (pipeline modeling, roll rates and severity of loss, amongst others). Our Manager’s investment team has developed proprietary prepayment, default, delinquency roll rate and loss severity models to analyze current mark-to-market home values on a loan-by-loan basis using borrower monthly performance statistics, credit characteristics and home price appreciation (or depreciation) by metropolitan statistical area for most of the residential market.

Access to Angelo, Gordon’s accounting, tax and internal risk control management systems

Our Manager utilizes Angelo, Gordon’s well developed accounting, tax and internal control departments, comprising over 45 certified public accountants. Additionally, our Manager has access to Angelo, Gordon’s technology, client service, disaster recovery and operational infrastructure to support our operations. We believe that Angelo, Gordon has a strong reputation for risk management and compliance.

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

As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, any income earned by a domestic taxable REIT subsidiary, or TRS, will be subject to corporate income taxation.

Investment Company Act exemption

We conduct our operations so that we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, (“the 40% test”). “Investment securities” do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

The operations of many of our wholly owned or majority-owned subsidiaries’ are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute “investment securities” for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to ensure compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

The method we use to classify our subsidiaries’ assets for purposes of Section 3(c)(5)(C) of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from registration under the Investment Company Act. In August 2011 the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies primarily owning real estate related assets, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Conducting our operations so as not to be considered an investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate.

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

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, including the Federal Reserve, and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market conditions.” In addition, there are numerous REITs with similar asset acquisition objectives. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. On October 29, 2014 the Federal Reserve announced that it will continue to reinvest principal payments from its holdings of Agency RMBS into additional asset purchases, and on February 24, 2015, during her Congressional testimony, the Chair of the Federal Reserve went further and stated that the FOMC intends to cease reinvesting Agency RMBS principal payments. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

Available Information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com. We make available free of charge on, or through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our investment portfolio contains a significant allocation to RMBS, as well as other assets such as ABS, CMBS and mortgage loans. In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

We are highly dependent on information systems and systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

Our business is highly dependent on the communications and information systems of our Manager. Any failure interruption or unauthorized access of these systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and ability to make distributions to our stockholders.

System breaches in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could result in disruptions of our Manager’s communications and information systems, unauthorized release of confidential or proprietary information and damage or corruption of data. These events could lead to higher operating costs from remedial actions, loss of business and potential liability.

Risks related to U.S. government programs

The Federal Reserve’s announcement that it has ended its monthly purchases pursuant to QE3, which could impact the market for and value of the Agency RMBS in which we invest as well as our net asset value and net interest margin.

On September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or QE3, which was an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. In December 2012, the Federal Reserve announced that it would begin buying $45 billion of long-term Treasury bonds each month. One year later, on December 18, 2013, the Federal Reserve announced that it would begin “tapering” or reducing its purchases of Agency RMBS by $5 billion per month and reduce its purchases of Treasury bonds by $5 billion per month.

Ten months after it began the tapering process, on October 29, 2014, the Federal Reserve announced its decision to conclude QE3 but to maintain its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency RMBS in new Agency RMBS and of rolling over maturing Treasury bonds at auction. On February 24, 2015, during her Congressional testimony, the Chair of the Federal Reserve stated that the FOMC intends to reduce its securities holdings in a gradual and predictable manner primarily by ceasing to reinvest Agency RMBS principal payments. The timing of when the cessation would begin was not stated in the testimony. A significant risk would be a sudden decision by the Federal Reserve to sell significant portions of its portfolio of Agency RMBS or suddenly cease its reinvestment activities, which likely would result in price declines in such securities. However, instead of those risks, many investors have begun to focus on risks relating to the timing of the expected Federal Reserve plans to start raising interest rates in 2015.

The immediate effect of the announcement of QE3 had been an increase in Agency RMBS prices. Since the initial price spike, prices for all securities receded below the price levels that existed before the announcement of QE3. Because the Federal Reserve continues, at least for the short term, to replace runoff in its portfolio of Agency RMBS, it is unclear what effect, if any, the current rate of such reinvestment will have on the value of the Agency RMBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

Adoption of the Basel III standards could negatively affect our access to future financings.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010.  In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years. U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, including the Supplementary Leverage Ratio imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

In 2008 Congress and the U.S. Treasury undertook a series of actions to stabilize financial markets, generally, and Fannie Mae and Freddie Mac, in particular. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, or the FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury took steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by them.

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

The problems faced by Fannie Mae and Freddie Mac that resulted in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. The gradual recovery of the housing market in 2014 made Fannie Mae and Freddie Mac profitable again and increased the uncertainty about their futures. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the continued backing of Fannie Mae and Freddie Mac by the U.S. Treasury, any additional credit support it may provide in the future to the GSEs, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio of targeted investments and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, legislation since 2008 has significantly changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. The long-term effects of the actions taken and to be taken by the U.S. Government remain uncertain. Future legislation could go as far as nationalizing or eliminating these GSEs entirely. Any new laws affecting these GSEs may exacerbate market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. It is also possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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

Mortgage loan modification and refinancing programs may adversely affect the value of, and our returns on, mortgage-backed securities and residential mortgage loans.

The U.S. government, through the Federal Reserve, the FHA, FHFA and the FDIC, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. Similar modification programs are also offered by several large non-GSE financial institutions.

HAMP, HARP and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Non-Agency RMBS and residential mortgage loan yields and cash flows could particularly be negatively impacted by a significant number of loan modifications with respect to a given security or residential mortgage loan pool, including, but not limited to, those related to principal forgiveness and coupon reduction. These loan modification, loss mitigation and refinance programs may adversely affect the value of, and the returns on, mortgage-backed securities and residential mortgage loans that we may purchase.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's and Freddie Mac's existing infrastructures to align the standards and practices of the two entities.

On May 13, 2014, the FHFA released its updated 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, (ii) reduce taxpayer risk through increasing the role of private capital in the mortgage market, and (iii) build a new single-family securitization infrastructure for use by the GSEs and adaptable for use by other participants in the secondary market in the future.

The first goal is to refine and improve foreclosure prevention and servicing initiatives for distressed borrowers. The second goal is to expand the credit risk transfer transactions that increase the participation of private capital in assuming credit risk associated with the secondary mortgage market. The third goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient securitization infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration.

Furthermore, in October 2014, FHFA director Watt announced a number of general policy initiatives by the FHFA , including restoring a program that allows Fannie Mae and Freddie Mac to guarantee loans with down payments as low as 3%. Director Watt also said that the FHFA was taking steps to bring certainty to the circumstances under which Fannie Mae and Freddie Mac will require originators to repurchase defaulted mortgages that were later discovered to have underlying defects. We cannot predict the prospects for the enactment, timing or final content of housing reform legislation.

The FHFA recognizes that there are a number of economic factors that could influence the agency’s success in achieving its goals, such as the fragility in domestic and global economies, uncertainty over the future of housing finance reform initiatives affecting the financial condition, performance, and future prospects of the GSEs, and that its proposals are in the formative stages. As a result, it is unclear how soon the proposals will be implemented. If such proposals are fully implemented, it is also unclear how closely what is implemented will resemble the proposals in the FHFA’s current strategic plan or what the effects of the implementation will be in terms of our stockholders’ equity, earnings or cash available for distribution to our stockholders.

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

Subject to market conditions and availability, we may further increase our debt in the future. We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. Although we are not required to maintain any particular leverage ratio, the amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing agreements, even if we are current in payments on borrowings under those agreements and/or (iii) the loss of some or all of our assets to foreclosure or sale;

•	our debt increases our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investments, stockholder distributions or other purposes; and

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposure relates to the yield on our investments and the financing cost of our debt. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income will result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact the ability of borrowers to refinance or modify loans and/or to sell real estate assets owned. Such change could negatively impact the value of our investments.

Most of our financing costs are determined by reference to floating rates, such as a LIBOR or a Treasury index, plus a margin, the amount of which will depend on a number of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

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

We depend, and may in the future depend, on repurchase agreement financing to acquire target assets, and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

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

Our ability to fund our purchases of target assets may be impacted by our ability to secure repurchase agreement financing on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because repurchase agreements represent commitments of capital, lenders may respond to market conditions by making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide dual financing.

If major market participants exit the repurchase agreement financing business, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. Furthermore, if many of our lenders or potential lenders are unwilling or unable to provide us with repurchase agreement financing, we could be forced to sell our target assets at an inopportune time when prices are depressed.

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

Moreover, the amount of financing we receive, or may in the future receive, under our repurchase agreements is directly related to the lenders’ valuations of the target assets that secure the outstanding borrowings. If we are unable to access or maintain financing for our target assets, it could have a material adverse effect on our results of operations, financial condition, business and liquidity.

Forced sales of assets by one or more of our largest competitors could destabilize the financial markets that provide our repurchase agreement financing.

When we employ repurchase agreement financing to fund our purchases of target assets, we aim to secure sufficient financing on terms that are acceptable to us. The terms of the financings we receive are influenced by the demand for similar funding by our competitors, including other REITs, specialty finance companies and other financial entities. Many of our competitors are significantly larger than us, have greater financial resources and significantly larger balance sheets than we do.

In October 2013 the International Monetary Fund issued its Global Financial Stability Report that raised the concern that a major interest rate shock could lead to forced asset sales by mortgage REITs and, in the case of the largest mortgage REITs, could lead to a cascading failure of their funding counterparties. The report suggested that, if warranted, government authorities could consider designating the largest mortgage REITs as systemically important non-bank financial entities. To date, the U.S. Financial Stability Oversight Council, the board of regulators established after the 2008 financial crisis, has not taken action to label any of the largest mortgage REITs as systemically important.

Any sizable interest rate shocks or disruptions in secondary mortgage markets resulting in the failure of one or more of our largest competitors could pose a significant risk to the U.S. economy, and would be expected to have a material adverse effect on our ability to access or maintain short-term repurchase agreement financing for our target assets.

Our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.

As of December 31, 2014 and December 31, 2013, we, either directly or through our equity method investments in affiliates, have entered into MRAs, with 35 and 30 counterparties, respectively, under which we had borrowed an aggregate $2.8 billion and $3.1 billion, respectively, from 24 and 25 counterparties, respectively, on a non-GAAP basis. As of December 31, 2014, the borrowings under repurchase agreements had maturities between January 2, 2015 and September 17, 2019, and as of December 31, 2013, the borrowings under repurchase agreements had maturities between January 2, 2014 and May 29, 2014. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.

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

Warehouse facilities and other forms of short-term financings may not always be available to finance our acquisition of residential and commercial whole loans.

Our ability to fund our acquisitions of residential and commercial whole loans depends on our securing warehouse, repurchase, and other forms of short-term financing on acceptable terms. We generally intend to repay the short-term financing of a pool of mortgages under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of the mortgage loans, through the proceeds of other short-term borrowings, or with other equity or longer-term debt financing. In addition, while a residential whole loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the whole loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value.

We cannot assure you that we will be successful in establishing sufficient sources of warehouse, repurchase facilities and other short-term debt when needed. Our inability to access warehouse and repurchase facilities, credit facilities, or other forms of debt financing on acceptable terms may inhibit our ability to acquire residential and commercial whole loans, which could have a material adverse effect on our financial results, financial condition, and business.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). At December 31, 2014, we had greater than 5% stockholders’ equity at risk with each of 5 repurchase agreement counterparties: Wells Fargo Bank, N.A., Credit Suisse Securities, LLC, JP Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Goldman, Sachs & Co on a non-GAAP basis.

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

Pursuant to the terms of borrowings under master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We enter into master repurchase agreements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.

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

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, agency RMBS with certain principal and interest terms and certain types of collateral, but the particular agency RMBS to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.”  The Agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.”  The price drop is the economic equivalent of net interest carry income on the underlying agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.”  Consequently, dollar roll transactions and such forward purchases of agency RMBS represent a form of off-balance sheet financing and increase our "at risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency RMBS for settlement in the current month.  Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of uncertainty or adverse developments in financial markets.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Risks related to our investments

Difficult conditions and uncertain outlook in the mortgage and in the residential real estate market may cause us to experience market losses related to our holdings.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Continuing uncertain macroeconomic conditions have contributed to increased volatility of asset prices and negatively affected the economy and markets. The residential and commercial mortgage markets have been severely affected by changes in the lending landscape and there is no assurance that these conditions have permanently stabilized or that they will not worsen.

A substantial portion of our assets are reported for accounting purposes at fair value. A sharp increase in interest rates would be expected to correspond to a decline in the market values of our investments. Changes in the market values of those assets are directly charged or credited to earnings for the period. As a result, a decline in values will reduce the book value of our Company.

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

The residential mortgage loans that we acquire, the mortgages underlying the RMBS that we acquire, the commercial mortgage loans we acquire, the commercial mortgage loans underlying the CMBS that we acquire and the assets underlying the ABS are all subject to defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and premium, any of which could result in losses to us.

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

Our investments in residential mortgage loans and RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	adverse changes in national and local economic and market conditions;

•	the availability of affordable refinancing options; and

•	uninsured or under-insured property losses caused by earthquakes, floods and other natural disasters.

In the event of defaults on the residential mortgage loans and residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS we invest in are subject to all of the risks of the respective underlying commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful business operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of factors that include:

•	tenant mix and the success of tenant businesses;

•	property location, condition and management decisions;

•	competition from comparable types of properties; and

•	changes in laws that increase operating expenses or limit rents that may be charged.

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

The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance, and may adversely affect their ability to perform their servicing obligations.

We have engaged, and we depend upon, third-party mortgage servicers to service the pools of residential whole loans that we acquire. We also depend upon the mortgage servicers that have been hired by issuers to service the mortgages underlying the RMBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages. Investigations and enforcement actions have been brought, and fines and penalties assessed, by government agencies against a few large non-bank mortgage servicers regarding their servicing, foreclosure, modification and other practices.

Federal legislation has also been proposed which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in servicers being held responsible for violations in the residential loan origination process. Certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modification of our outstanding mortgages, or interests in mortgages acquired by us, may adversely affect the value of, and the returns on, such residential loans. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.

We may not control the special servicing of the mortgage loans included in the securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the securities in which we invest, overall control over the special servicing of the related underlying mortgage loans is held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of security in such series. Depending on the class of MBS we have acquired or may acquire, we may not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager overestimates the loss-adjusted yields of our target assets, we may experience losses.

Our Manager values our target assets based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.

We hold mezzanine loans which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

Because we acquire mainly fixed-rate securities, an increase in interest rates may adversely affect our book value.

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

If the market value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

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

We expect generally that any securities we purchase will be in connection with privately-negotiated transactions that will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933, as amended, or the Securities Act, if the obligors agree to do so, or will be able to sell the securities only under Rule 144 or other rules under the Securities Act which permit only limited sales under specified conditions. Moreover, turbulent market conditions could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically exhibit more volatility in price behavior, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value maintained for it in our records. Furthermore, we may face other restrictions on our ability to liquidate an investment in an entity to the extent that we have or could be attributed with material non-public information regarding such entity.

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

Our investments include investments in re-performing loans, or RPLs, or non-performing loans, or NPLs. RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Investments in NPLs and sub-performing loans may involve workout negotiations, restructuring and the possibility of foreclosure. These processes may be lengthy and expensive. If loans become real estate owned, or REO, servicing companies will have to manage these properties and may not be able to sell them. See the “Our ability to sell REO on terms acceptable to us or at all may be limited” risk factor.

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

Government use of eminent domain to seize underwater mortgages could materially adversely affect the value of, and the returns on, our Non-Agency RMBS.

Starting in 2012, several county and municipal governments, primarily in California, announced they were considering the use of eminent domain to seize and restructure performing underwater mortgages held in private label securitization trusts from mortgage holders. Opponents believe that such a forced transfer of mortgages from one set of private owners to others is unconstitutional, and violates many state laws. In August 2013, the FHFA released a statement expressing serious concerns about the use of eminent domain to restructure mortgages, and indicated that it may initiate legal challenges to any local or state action that sanctions the use of eminent domain to restructure mortgages that affect FHFA’s regulated entities. In January 2013, San Bernardino County in California and two of its cities announced that they were abandoning a proposed plan to use eminent domain to assist local homeowners with underwater mortgages. The stated reason that the proposal was rejected was due to lack of public support. While the three California municipalities ultimately decided against the use of eminent domain to assist struggling borrowers, the idea continues to be presented to and discussed with other jurisdictions. For instance, in October 2014 a member of San Francisco’s Board of Supervisors submitted a proposal to the board to consider the use of eminent domain to assist homeowners with underwater mortgages.

If definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges, resulting in performing mortgage loans securing our Non-Agency RMBS being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgage loans. It remains too early to tell whether or to what extent other municipalities will actually attempt to use an eminent domain strategy to seize and restructure underwater mortgages. If these proposals are implemented and expanded to other jurisdictions, we believe that they could have a material adverse impact on our portfolio of Non-Agency RMBS. However, we continue to believe the proposals in their current form are unlikely to withstand the inevitable legal and/or political challenges they would face.

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

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement provides for an initial term ending June 30, 2014, and is deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. At its regular quarterly meeting in April 2014, the Board of Directors approved the renewal of the management agreement for an additional one-year period ending June 30, 2015. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

We are required to reimburse our Manager for operating expenses related to the Company that are incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Manager had incurred approximately $6.9 million, $6.5 million, and $4.4 million respectively, of reimbursable expenses. The Company has expensed into Other operating expenses $6.9 million, $6.5 million and $2.2 million during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The Manager did not waive any expense reimbursements for the years ended December 31, 2014 and December 31, 2013. The Manager waived its right to receive expense reimbursements of $2.2 million for the year ended December 31, 2012. As such, our Other operating expenses for the year ended December 31, 2012 was lower than it otherwise would have been, had our Manager not waived its right to certain reimbursements. If our Manager decides in the future not to grant such waiver, our operating expenses would increase and such increase may be substantial.

Risks related to our organization and structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We conduct our operations so that we and each of our subsidiaries maintain an exemption from the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called “private investment company” exemptions).

We are not engaged, except to a minor extent, in actively investing, reinvesting or trading in securities. Rather, we are primarily engaged in the business of owning or holding the securities of our wholly owned or majority-owned subsidiaries that are in real estate-related businesses. Therefore, we believe that we are not an investment company as defined in Section 3 (a)(1)(A).

We also believe we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. The operations of many of our wholly owned or majority-owned subsidiaries’ are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute “investment securities” for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to determine compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

As discussed, we generally conduct our wholly owned or majority-owned subsidiaries’ operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts from the definition of “investment company” entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in “qualifying assets” and at least another 25% in additional qualifying assets or in “real estate-related” assets (with no more than 20% comprised of miscellaneous assets).

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. In August 2011 the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the 1940 Act status of companies primarily owning real estate related assets, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Qualification for exemption from the definition of investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders.

If we were required to register with CFTC as a Commodity Pool Operator, it could materially adversely affect our business, financial condition and results of operations.

Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or the CFTC, was given jurisdiction over the regulation of swaps. Under new rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITs, are deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the CFTC’s Division of Swap Dealer and Intermediary Oversight, are required to register with the CFTC as a CPO. As a result of numerous requests for no-action relief from CPO registration, in December 2012 the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts,” which permits a CPO to receive relief from registration requirements by filing a claim stating that the CPO meets the criteria specified in the no-action letter. We submitted a claim for relief within the required time period and believe we meet the criteria for such relief. There can be no assurance, however, that the CFTC will not modify or withdraw the no-action letter in the future or that we will be able to continue to satisfy the criteria specified in the no-action letter in order to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure that we can continue to satisfy the requirements of the no-action relief, it could materially and adversely affect our ability to operate our business, our financial condition and our results of operations.

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

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate, and may be subject to state and local income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Code and to avoid paying corporate income tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code.

We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we will invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We also acquire distressed debt investments that may be subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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

Revenue Procedure 2014-51 states that the IRS will treat distressed debt secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2014-51 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (i) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (ii) the face amount of the debt (and not the purchase price or current value of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Accordingly, distressed debt that is secured by real property and other property may produce a significant amount of non-qualifying income for purposes of the 75% gross income test.

As noted above, the applicable Treasury Regulations require the apportionment of interest for purposes of the 75% gross income test only if the mortgage loan in question is secured by both real property and other property. We believe that all or most of the distressed residential mortgage loans that we have acquired and we will acquire in the future be secured only by real property and no other property value will be taken into account in our underwriting process. Accordingly, we do not anticipate regularly investing in residential mortgage loans to which the interest apportionment rules described above would apply, but we may acquire commercial mortgage loans to which the interest apportionment rules may apply. If the IRS were to assert successfully that our distressed residential mortgage loans were secured by property other than real property, then a significant portion of our interest income from any distressed residential mortgage loans we own would be treated as nonqualifying income for the 75% gross income test, which could cause us to fail to satisfy that test. If we did not satisfy the 75% gross income test, we could lose our REIT qualification or be required to pay a penalty to the IRS.

Accordingly, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT, and our investments in distressed residential mortgage loans could affect our ability to qualify as a REIT.

Our ability to invest in and dispose of TBA securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We may utilize TBA dollar roll transactions as a means of investing and financing Agency RMBS through “to-be-announced” forward contracts, or TBAs. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our net investment in TBAs and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and will limit our investments in TBAs with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBAs and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to utilize TBA dollar roll transactions as a means of investing and financing Agency RMBS could be limited.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize loans in a manner that was treated as a sale of the loans, if we frequently buy and sell securities or open and close TBA contracts in a manner that is treated as dealer activity with respect to such securities or contracts for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

The share ownership limits applicable to us that are imposed by the Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Under our charter, no person may own, directly or indirectly, (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock, or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock. However, our board of directors may, in its sole discretion, grant an exemption to the share ownership limits (prospectively or retrospectively), subject to certain conditions and the receipt by our board of certain representations and undertakings. In addition, our board of directors may change the share ownership limits as described under “Business—Restrictions on ownership and transfer of our shares.” The share ownership limit is based upon direct or indirect ownership by “persons,” which is defined to include entities and certain groups of stockholders. Our share ownership limits might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

We may lose our REIT qualification or be subject to a penalty tax if the IRS successfully challenges our characterization of our investments in MSRs.

We may invest in MSRs. The IRS has issued two private letter rulings to REITs holding that MSRs are qualifying assets for purposes of the 75% asset test and produce qualifying income for purposes of the 75% and 95% gross income tests. Private letter rulings may be relied upon only by the taxpayers to whom they are issued, and the IRS may revoke a private letter ruling. Based on those private letter rulings and other IRS guidance regarding excess mortgage servicing fees, we generally intend to treat our investments in MSRs as qualifying assets for purposes of the 75% asset test and as producing qualifying income for purposes of the 95% and 75% gross income tests. However, we do not currently intend to seek our own private letter ruling. Thus, it is possible that the IRS could successfully take the position that any MSRs we acquire are not qualifying assets or do not produce qualifying income, presumably by recharacterizing the MSRs as an interest in servicing compensation, in which case we may fail one or more of the REIT income or asset tests. If we failed one of those tests, we would either be required to pay a penalty tax, which could be material, to maintain our REIT qualification or we would fail to qualify as a REIT.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign TRS.

We have elected to treat certain entities as foreign TRSs and we elect to treat certain entities as foreign TRSs in the future. We will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in any foreign TRS. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.

If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts that entity would have available to distribute to us and pay its creditors.

There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that certain entities we form or acquire in the future will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that those entities would have available to distribute to us and to pay to their creditors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212)-692-2000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of February 17, 2015, there were 28,387,615 shares of common stock outstanding and approximately 32 registered holders of our common stock. The 32 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2014	High	Low
First Quarter	$18.56	$15.70
Second Quarter	19.51	17.47
Third Quarter	20.00	17.80
Fourth Quarter	19.94	17.84

2013	High	Low
First Quarter	$26.72	$23.85
Second Quarter	25.87	17.97
Third Quarter	18.77	15.72
Fourth Quarter	17.59	15.15

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

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

Recent sales of unregistered securities

For the year ended December 31, 2013, the Company issued 216,351 shares of common stock upon the exercise of 634,500 outstanding warrants to purchase such common stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. The Company did not issue common stock for the year ended December 31, 2014. The warrants had been received by the holders in connection with the IPO that closed on July 6, 2011.

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

The following table presents certain information about our equity incentive plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	149,142
Equity compensation plans not approved by stockholders	-	-	-
Total	-	$-	149,142

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from June 30, 2011 to the NYSE closing price per share on December 31, 2014 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends.

Source: Bloomberg.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below has been derived from the Company’s audited consolidated financial statements.

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

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$1,808,314,746	$2,423,002,768	$3,785,867,151	$1,263,214,099
Non-Agency	1,140,077,928	844,217,568	568,858,645	58,787,051
ABS	66,693,243	71,344,784	33,937,097	4,526,620
CMBS	100,520,652	93,251,470	148,365,887	13,537,851
Residential mortgage loans, at fair value	85,089,859	-	-	-
Commercial loans, at fair value	72,800,000	-	2,500,000	-
Investment in affiliates	20,345,131	16,411,314	-	-
Excess mortgage servicing rights, at fair value	628,367	-	-	-
Cash and cash equivalents	64,363,514	86,190,011	149,594,782	35,851,249
Receivable on unsettled trades	-	-	96,310,999	-
Derivative assets, at fair value	11,382,622	55,060,075	-	1,428,595
Total assets	3,458,405,131	3,684,706,374	4,855,268,512	1,394,205,951
Repurchase agreements	2,644,955,948	2,891,634,416	3,911,419,818	1,150,149,407
Securitized debt	39,777,914	-	-	-
Payable on unsettled trades	-	-	84,658,035	18,759,200
Derivative liabilities, at fair value	8,608,209	2,206,289	36,375,947	9,569,643
Dividend payable	17,031,609	17,020,893	18,540,667	7,011,171
Stockholders' equity	732,675,143	704,430,734	794,621,781	206,283,920

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from March 7, 2011 to December 31, 2011
Statement of Operations Data:

Net Interest Income
Interest income	$141,573,188	$151,000,673	$96,376,692	$18,748,669
Interest expense	26,497,398	25,553,273	15,010,444	1,696,344
	115,075,790	125,447,400	81,366,248	17,052,325

Other Income
Net realized gain/(loss)	3,637,954	(115,594,848)	24,568,561	3,701,392
Income/(loss) from linked transactions, net	12,503,516	5,610,609	24,983,333	(808,564)
Realized loss on periodic interest settlements of derivative instruments, net	(22,261,187)	(27,912,227)	(9,962,125)	(2,162,290)
Unrealized gain/(loss) on real estate securities and loans, net	72,480,056	(84,195,306)	52,071,455	11,040,692
Unrealized gain/(loss) on derivative and other instruments, net	(51,255,430)	89,112,320	(24,086,526)	(6,491,430)
	15,104,909	(132,979,452)	67,574,698	5,279,800

Expenses
Management fee to affiliate	10,089,239	10,688,725	6,413,443	1,512,898
Other operating expenses	11,874,427	10,844,988	5,443,059	1,566,642
Servicing fees	511,519	-	-	-
Equity based compensation to affiliate	291,131	251,447	400,200	176,165
Excise tax	1,783,539	1,483,630	1,748,327	105,724
	24,549,855	23,268,790	14,005,029	3,361,429

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	105,630,844	(30,800,842)	134,935,917	18,970,696
Income tax benefit/(expense)	79,914	(3,041,616)	-	-
Equity in earnings/(loss) from affiliates	3,684,810	2,263,822	-	-
Net Income/(Loss)	109,395,568	(31,578,636)	134,935,917	18,970,696

Dividends on preferred stock	13,469,416	13,469,416	4,137,010	-

Net Income/(Loss) Available to Common Stockholders	$95,926,152	$(45,048,052)	$130,798,907	$18,970,696

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$3.38	$(1.61)	$7.20	$3.20
Diluted	$3.37	$(1.61)	$7.18	$3.20

Dividends Declared Per Share of Common Stock	$2.40	$2.80	$2.97	$1.10

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

The majority of our portfolio is comprised of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and CMOs, and certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”). Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed-and floating-rate securities, including investment grade and non-investment grade. We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial and residential mortgage loans, including non-performing and re-performing residential mortgage loans, as well as MSRs. We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and direct or indirect interests in real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial loans are referred to as our credit portfolio, and residential and commercial mortgage loans are collectively referred to as loans.

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

Market conditions

During 2014, we saw mortgage rates re-trace more than half of the rate rise from 2013 in response to the threat of QE3 tapering. This continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. Credit markets were not immune from the increase in uncertainty and volatility during the fourth quarter of 2014, with spreads trading choppy and sideways with housing credit outperforming lower quality corporate credit. Non-Agency RMBS, ABS and CMBS markets all continue to benefit from positive fundamentals and an improving consumer balance sheet, while enjoying a degree of scarcity value against a backdrop of lower and lower interest rates. As we look ahead to 2015, we believe further opportunities will arise from the evolution of the housing finance market. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Investment activities

For the period from our IPO to December 31, 2011, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS, and CMBS assets for our investment portfolio.

In 2012, we accomplished our goal to begin increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. Throughout 2014, we have reduced our hedging activity, rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit securities and loans. We will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

We finance our investments in real estate securities and commercial and residential mortgage loans primarily through short-term borrowings structured as repurchase agreements or facilities. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, short positions in U.S. Treasury securities and synthetic IO Indexes, and certain non-derivative financial instruments such as Agency interest-only securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

As discussed further in the Critical Accounting Policies section below, if we purchase a security and finance it with a repurchase agreement, and the transaction is considered linked under ASC 860-10, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Throughout Item 7 where we disclose our unlinked investment portfolio and the related repurchase agreements that finance it, we have shown the repurchase agreements inclusive of those treated as linked transactions for GAAP along with reconciliation to GAAP. Furthermore, our unlinked securities portfolio presented below includes TBAs, which are certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date that are accounted for as derivatives for GAAP, and unconsolidated ownership interests in affiliates that are accounted for using the equity method. The presentation inclusive of linked transactions, TBAs, and investments held within affiliated entities is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities, TBAs and investments held within affiliated entities to securities on a GAAP basis as of December 31, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (2)
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$131,547,616	$2,195,254	$133,742,870	3.72%	2.79%	5.93
30 Year Fixed Rate	973,102,647	1,019,768,602	16,255,417	1,036,024,019	3.90%	3.15%	8.29
Fixed Rate CMO	88,345,864	89,226,858	1,548,517	90,775,375	3.00%	2.81%	5.86
ARM	421,043,957	420,155,852	7,381,515	427,537,367	2.42%	2.71%	5.42
Inverse Interest Only	359,129,451	65,628,075	3,359,820	68,987,895	6.16%	8.84%	4.30
Interest Only	395,775,789	51,012,794	234,426	51,247,220	3.02%	6.38%	4.64
Fixed Rate 30 Year TBA	225,000,000	235,240,234	1,480,471	236,720,705	3.72%	N/A	N/A
Credit Investments:
Non-Agency RMBS
Prime	387,810,180	329,638,763	11,151,654	340,790,417	4.78%	5.62%	7.08
Alt A	635,497,757	523,210,373	709,478	523,919,851	4.67%	5.59%	6.90
Subprime	215,206,123	193,671,007	8,172,980	201,843,987	2.30%	6.54%	5.67
Senior Short Duration	200,755,363	198,367,868	29,328	198,397,196	4.02%	4.81%	2.24
ABS	67,696,117	67,316,469	(623,226)	66,693,243	5.15%	5.55%	4.94
CMBS	272,209,699	120,072,723	2,785,870	122,858,593	4.67%	7.68%	6.76
Interest Only	52,357,700	5,932,935	193,014	6,125,949	1.85%	5.73%	3.78
Commercial Loans	72,800,000	72,303,981	496,019	72,800,000	6.79%	8.55%	2.02
Residential Mortgage Loans	163,726,985	113,854,029	(357,289)	113,496,740	5.53%	9.38%	4.90
Excess Mortgage Servicing Rights	94,317,210	638,666	(10,299)	628,367	N/A	9.78%	2.01
Total: Non-GAAP Basis	$4,750,312,926	$3,637,586,845	$55,002,949	$3,692,589,794	4.05%	4.67%	6.03

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investment in Affiliates	$81,027,296	$42,557,454	$(591,423)	$41,966,031	5.33%	12.13%	5.10

TBAs	$225,000,000	$235,240,234	$1,480,471	$236,720,705	3.72%	N/A	N/A

Total: GAAP Basis	$4,293,448,730	$3,222,227,364	$51,897,431	$3,274,124,795	4.07%	4.52%	6.08

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Fixed Rate 30 Year TBA are excluded from this calculation.

The following table presents a reconciliation of certain information related to securities inclusive of unlinked securities and investments held within affiliated entities to securities on a GAAP basis as of December 31, 2013:

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

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of unlinked securities and securities held within affiliated entities as of December 31, 2014. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$103,050,984	$96,813,884	$4,187,922	$101,001,806	2.61%	6.88%	4.99
2005	284,956,977	245,531,488	5,434,069	250,965,557	4.29%	5.48%	7.07
2006	445,802,798	270,820,928	5,767,441	276,588,369	3.32%	6.01%	7.21
2007	259,080,302	212,238,573	6,390,896	218,629,469	4.20%	6.08%	4.83
2008	16,424,000	13,410,657	543,436	13,954,093	7.00%	5.79%	11.46
2010	54,237,241	42,356,233	(1,318,323)	41,037,910	0.00%	6.33%	8.73
2011	6,743,925	5,260,321	87,207	5,347,528	6.19%	6.45%	8.76
2012	72,730,989	25,524,080	436,009	25,960,089	3.05%	5.95%	4.27
2013	128,665,920	125,148,315	1,030,030	126,178,345	4.69%	4.82%	6.97
2014	459,839,803	401,105,659	(139,589)	400,966,070	4.11%	5.66%	4.90
Total: Non-GAAP Basis	$1,831,532,939	$1,438,210,138	$22,419,098	$1,460,629,236	4.21%	5.80%	6.10

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investment in Affiliates	$37,183,147	$13,051,736	$507,414	$13,559,150	4.23%	14.88%	7.79

Total: GAAP Basis	$1,643,512,892	$1,287,596,609	$19,695,214	$1,307,291,823	4.27%	5.69%	6.15

(1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of unlinked securities and securities held within affiliated entities as of December 31, 2013. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$127,089,489	$113,846,134	$7,001,892	$120,848,026	2.49%	6.60%	6.06
2005	270,386,878	235,394,334	(2,225,096)	233,169,238	3.94%	5.40%	8.06
2006	250,703,776	203,169,355	7,877,484	211,046,839	3.79%	6.80%	6.29
2007	262,198,572	207,814,481	10,292,385	218,106,866	4.06%	6.86%	4.57
2008	16,424,000	13,326,547	424,513	13,751,060	7.00%	5.82%	12.63
2011	31,551,000	31,885,165	(356,756)	31,528,409	6.00%	5.86%	10.07
2012	163,287,032	115,552,138	(20,393)	115,531,745	4.00%	5.28%	5.64
2013	815,273,539	353,086,802	382,268	353,469,070	2.10%	5.01%	3.74
Total: Non-GAAP Basis	$1,936,914,286	$1,274,074,956	$23,376,297	$1,297,451,253	3.13%	5.88%	5.28

Linked Transactions	$291,734,071	$264,235,067	$8,026,283	$272,261,350	3.20%	6.04%	5.14

Investment in Affiliates	$469,814,344	$15,137,928	$1,238,153	$16,376,081	0.60%	12.54%	3.65

Total: GAAP Basis	$1,175,365,871	$994,701,961	$14,111,861	$1,008,813,822	4.14%	5.73%	5.96

(1) Principal only securities are excluded from this calculation.

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2014 and December 31, 2013:

Credit Rating - Credit Securities	December 31, 2014 (1)	December 31, 2013 (1)
AAA	$18,161,039	$20,106,077
A	146,103,470	234,045,856
BBB	29,224,614	64,922,390
BB	43,781,140	21,640,518
B	89,762,889	115,566,820
Below B	633,638,302	549,745,784
Not Rated	499,957,782	291,423,808
Total: Non-GAAP Basis	$1,460,629,236	$1,297,451,253

Linked Transactions	$139,778,263	$272,261,350

Investment in Affiliates	$13,559,150	$16,376,081

Total: GAAP Basis	$1,307,291,823	$1,008,813,822

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

Our credit investments are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data which may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by our credit reviews.

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented in 2014.

	Three Months Ended (1) (2) (3)
Agency RMBS	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
15 Year Fixed Rate	N/A	10%	9%	8%
20 Year Fixed Rate	11%	9%	6%	4%
30 Year Fixed Rate	8%	10%	8%	6%
Fixed Rate CMO	5%	9%	6%	3%
ARM	9%	9%	7%	4%
Interest Only	10%	10%	8%	7%
Weighted Average	9%	9%	8%	6%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

(3) Excludes TBAs

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented in 2013.

	Three Months Ended (1) (2) (3)
Agency RMBS	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
15 Year Fixed Rate	8%	11%	13%	11%
20 Year Fixed Rate	5%	10%	8%	8%
30 Year Fixed Rate	6%	12%	7%	7%
ARM	5%	8%	9%	22%
Interest Only	7%	9%	10%	10%
Weighted Average	6%	10%	8%	9%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

(3) Excludes TBAs

Securities in an unrealized loss position as of December 31, 2014 have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

The Company has used leverage to complete the purchase of securities and loans in its investment portfolio. Through December 31, 2014 leverage has been in the form of repurchase agreements and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities or loans at the end of each agreement’s term, typically 30 to 90 days. The Company maintains the beneficial interest in the specific investments pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating the Variable Interest Entity (“VIE”) created with the Special Purpose Entity (“SPE”) which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE. As of December 31, 2014, the aggregate fair value of the consolidated tranche issued by the consolidated VIE was $39.8 million which is classified as “Securitized debt” on the Company’s consolidated balance sheet. The cost of financing on this securitized debt is 3.8%.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165.0 million, and extended the maturity date to April 13, 2015. It contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30.0 million and unrestricted cash of not less than $5.0 million. As of December 31, 2014, the Company had $99.9 million of debt outstanding under this facility.

On February 18, 2014, AG MIT WFB1, a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”), with Wells Fargo to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement. As of December 31, 2014, the Company had $50.6 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”). AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a business day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. The Company records its financing at cost, which approximates its estimated fair value. As of December 31, 2014, the Company had $22.5 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities inclusive of linked repurchase agreements to information on a GAAP basis as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,067,279,000	0.80%	13	9.9%
31-60 days	229,635,000	1.13%	43	12.3%
61-90 days	58,366,000	1.34%	68	13.0%
Greater than 90 days	329,966,103	2.70%	609	28.5%
Total: Non-GAAP Basis	$2,685,246,103	1.07%	90	12.4%

Linked Transactions	$113,363,873	1.74%	20	18.2%

Total: GAAP Basis	$2,571,882,230	0.93%	58	11.5%

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	71,878,879	2.95%	3.06%	744	29.3%
Total: Non-GAAP Basis	$71,878,879	2.95%	3.06%	744	29.3%

Investment In Affiliates	$21,305,161	3.00%	3.00%	679	25.0%

Total: GAAP Basis	$50,573,718	2.93%	3.08%	771	31.1%

The following table presents a reconciliation of certain information related to repurchase agreements secured by commercial mortgage loans as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.83%	1,721	64.2%
Total / Weighted Average	$22,500,000	2.50%	2.83%	1,721	64.2%

The following table presents a reconciliation of certain information related to repurchase agreements inclusive of unlinked repurchase agreements to information on a GAAP basis as of December 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,507,772,817	0.95%	16	9.0%
31-60 days	926,730,000	0.57%	44	4.8%
61-90 days	260,958,000	0.55%	71	5.9%
Greater than 90 days	419,019,914	1.57%	295	16.4%
Total: Non-GAAP Basis	$3,114,480,731	0.89%	66	8.5%

Linked Transactions	$222,846,315	1.85%	50	17.7%

Total: GAAP Basis	$2,891,634,416	0.81%	67	7.8%

The Company did not hold any residential or commercial mortgage loans or related repurchase agreements as of December 31, 2013.

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the years ended December 31, 2014 and 2013, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of linked repurchase agreements and repurchase agreements through affiliated entities with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investment in Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314
December 31, 2011
Non-GAAP Basis	$1,189,303,407	$1,216,828,855	$1,279,008,000
Less: Linked Transactions	39,154,000	38,736,000	39,419,000
GAAP Basis	$1,150,149,407	$1,178,092,855	$1,239,589,000
September 30, 2011
Non-GAAP Basis	$1,126,859,885	$1,088,293,085	$1,126,859,885
Less: Linked Transactions	38,124,000	32,161,000	38,124,000
GAAP Basis	$1,088,735,885	$1,056,132,085	$1,088,735,885

We commenced operations in 2011; therefore 2011 represents a partial year. We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in the first, second and third quarter, respectively. Our respective repurchase agreement balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013. During the remainder of 2013 and throughout 2014, we have significantly increased our credit investment portfolio. Our credit portfolio as a percentage of our total portfolio increased from 35% at December 31, 2013 to 45% as of December 31, 2014. Due to the inherent risk of credit loss, credit investments have lower leverage ratios than Agency RMBS. The increased credit investment portfolio has directly resulted in a decreased repurchase agreement balance.

The following tables present a reconciliation of our leverage ratio at December 31, 2014 and December 31, 2013, inclusive of $113.4 million of repurchase agreements accounted for as linked transactions, $21.3 million of repurchase agreements through affiliated entities to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades on our consolidated GAAP balance sheet, and the calculations divide leverage by our GAAP stockholders’ equity.

		Stockholders'
December 31, 2014	Leverage	Equity	Leverage Ratio
Non-GAAP Leverage	$2,819,402,896	$732,675,143	3.85	x
Non-GAAP Adjustments	134,669,034	-
GAAP Leverage	$2,684,733,862	$732,675,143	3.66	x

		Stockholders'
December 31, 2013	Leverage	Equity	Leverage Ratio
Non-GAAP Leverage	$3,114,480,731	$704,430,734	4.42	x
Non-GAAP Adjustments	222,846,315	-
GAAP Leverage	$2,891,634,416	$704,430,734	4.10	x

The following table presents a reconciliation of our “at risk” leverage at December 31, 2014 inclusive of $113.4 million of repurchase agreements accounted for as linked transactions, $21.3 million of repurchase agreements through affiliated entities and $235.2 million of our net TBA position (at cost) to our leverage on a GAAP basis. Leverage numbers presented are inclusive of net payables/receivables on unsettled trades, and the calculations divide leverage by our GAAP stockholders’ equity.

		Stockholders'
December 31, 2014	Leverage	Equity	Leverage Ratio
Non-GAAP "At Risk" Leverage	$3,054,643,130	$732,675,143	4.17	x
Non-GAAP Adjustments	369,909,268	-
GAAP Leverage	$2,684,733,862	$732,675,143	3.66	x

The Company did not hold any TBA position at December 31, 2013.

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements, either directly or through its equity method investments in affiliates with 35 and 30 counterparties, under which we had outstanding debt from 24 and 25 counterparties at December 31, 2014 and December 31, 2013, respectively, inclusive of repurchase agreements accounted for as linked transactions and repurchase agreements in affiliated entities, if any. The Company had outstanding debt with 22 and 24 counterparties at December 31, 2014 and December 21, 2013, respectively, on a GAAP basis.

At December 31, 2014, the following table reflects amounts at risk under its repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and through affiliated entities greater than 5% of the Company’s equity with any counterparty, with reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A - Non-GAAP	$92,478,572	509	13%
Non-GAAP Adjustments	-	-	-
Wells Fargo Bank, N.A - GAAP	$92,478,572	509	13%

Credit Suisse Securities, LLC - Non-GAAP	$88,273,237	114	12%
Non-GAAP Adjustments	(2,794,234)	3	-
Credit Suisse Securities, LLC - GAAP	$85,479,003	117	12%

JP Morgan Securities, LLC - Non-GAAP	$52,782,788	165	7%
Non-GAAP Adjustments	(1,280,157)	3	-
JP Morgan Securities, LLC - GAAP	$51,502,631	168	7%

Merrill Lynch, Pierce, Fenner & Smith Incorporated - Non-GAAP	$42,082,013	13	6%
Non-GAAP Adjustments	-	-	-
Merrill Lynch, Pierce, Fenner & Smith Incorporated - GAAP	$42,082,013	13	6%

Goldman, Sachs & Co. - Non-GAAP	$39,204,806	16	5%
Non-GAAP Adjustments	(7,126,596)	2	-1%
Goldman, Sachs & Co. - GAAP	$32,078,210	18	4%

At December 31, 2013, the following table reflects amounts at risk under its repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions greater than 5% of the Company’s equity with any counterparty, with a reconciliation to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$72,113,181	30	10%
Non-GAAP Adjustments	(9,364,112)	5	-1%
Credit Suisse Securities, LLC - GAAP	$62,749,069	35	9%

Merrill Lynch, Pierce, Fenner & Smith Incorporated - Non-GAAP	$51,047,394	34	7%
Non-GAAP Adjustments	-	-	-
Merrill Lynch, Pierce, Fenner & Smith Incorporated - GAAP	$51,047,394	34	7%

Wells Fargo Bank, N.A - Non-GAAP	$39,399,377	101	6%
Non-GAAP Adjustments	-	-	-
Wells Fargo Bank, N.A - GAAP	$39,399,377	101	6%

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016*	$260,000,000	0.62%	0.71%	2.63
2017	275,000,000	1.02%	0.24%	3.83
2018	490,000,000	1.15%	0.24%	4.43
2019	260,000,000	1.27%	0.25%	5.64
2020	450,000,000	1.62%	0.24%	6.25
2022	50,000,000	1.69%	0.24%	8.68
2023	340,000,000	2.49%	0.24%	9.56
2028	20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg	$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

The Company has entered into TBA security positions to facilitate the future purchase or sale of specified Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery or receipt, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. The Company records TBA purchases and sales on trade date and presents the purchase or sale net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of specified Agency RMBS are accounted for as derivatives if the delivery of the specified Agency security and settlement extends beyond the shortest period possible for that type of security. The following table presents information about the Company’s TBAs for the years ended December 31, 2014 and December 31, 2013:

For the Year Ended December 31, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$1,081,000,000	$(856,000,000)	$225,000,000	$236,720,705	$(235,240,234)	$1,480,471	$-
TBAs - Short	$-	$751,000,000	$(751,000,000)	$-	$-	$-	$-	$-

For the Year Ended December 31, 2013
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$40,000,000	$715,000,000	$(755,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$1,402,000,000	$(1,402,000,000)	$-	$-	$-	$-	$-

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. As of December 31, 2014, the Company held no such positions. As of December 31, 2013, the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements, which are accounted for as securities borrowing transactions, with a fair value of $27.5 million and a notional amount of $28.0 million. As of December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 6.6 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $27.5 million. As of December 31, 2013, the reverse repurchase agreements had a weighted average maturity of January 3, 2014.

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Statement of Operations Data:
Net Interest Income
Interest income	$141,573,188	$151,000,673	$96,376,692
Interest expense	26,497,398	25,553,273	15,010,444
	115,075,790	125,447,400	81,366,248

Other Income
Net realized gain/(loss)	3,637,954	(115,594,848)	24,568,561
Income/(loss) from linked transactions, net	12,503,516	5,610,609	24,983,333
Realized loss on periodic interest settlements of derivative instruments, net	(22,261,187)	(27,912,227)	(9,962,125)
Unrealized gain/(loss) on real estate securities and loans, net	72,480,056	(84,195,306)	52,071,455
Unrealized gain/(loss) on derivative and other instruments, net	(51,255,430)	89,112,320	(24,086,526)
	15,104,909	(132,979,452)	67,574,698

Expenses
Management fee to affiliate	10,089,239	10,688,725	6,413,443
Other operating expenses	11,874,427	10,844,988	5,443,059
Servicing fees	511,519	-	-
Equity based compensation to affiliate	291,131	251,447	400,200
Excise tax	1,783,539	1,483,630	1,748,327
	24,549,855	23,268,790	14,005,029

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	105,630,844	(30,800,842)	134,935,917
Income tax benefit/(expense)	79,914	(3,041,616)	-
Equity in earnings/(loss) from affiliates	3,684,810	2,263,822	-
Net Income/(Loss)	109,395,568	(31,578,636)	134,935,917

Dividends on preferred stock	13,469,416	13,469,416	4,137,010

Net Income/(Loss) Available to Common Stockholders	$95,926,152	$(45,048,052)	$130,798,907

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$3.38	$(1.61)	$7.20
Diluted	$3.37	$(1.61)	$7.18

Changes in our results of operations from 2012-2013 are primarily caused by changes in equity and changes to the size and composition of our portfolio and changes in the amount of our borrowings and hedges. We experienced significant growth during the year ended December 31, 2012, raising $514.7 million of capital through common and preferred stock offerings. We allocated the proceeds of our capital raises to our target assets, which earned a partial year of yield during these periods.

While interest rates remained low during 2012 assisted by the announcement of the QE3 program, 2013 represented a more challenging market environment due to the market reaction to the announcement that tapering of QE3 could occur earlier than expected. The rate on ten-year Treasury notes moved sharply higher during the second quarter of 2013 in response to this news. After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%. During the course of these events, Agency RMBS underperformed dramatically. During QE3, the Federal Reserve was the largest buyer of Agency RMBS, and fear of the Federal Reserve curtailing its participation and support triggered many market participants to sell Agency RMBS. Other managers began selling assets as durations extended and the mortgage basis widened. The significant move in benchmark rates during the second quarter of 2013 had triggered an overall weakening of the fixed income credit markets. Liquidity evaporated across many segments of the broader mortgage-backed securities market.

Towards the end of the second quarter and into the third quarter of 2013 we sold a material portion of our fixed rate Agency RMBS portfolio, and rotated out of longer duration assets into shorter duration Agency RMBS. Shorter amortizing securities enabled us to redeploy this capital as rates rose in conjunction with tapering. Our reinvestment of proceeds from the security sales was allocated primarily to our credit portfolio. To further help protect book value and manage the additional risk, we materially increased our hedge ratio, going from a 63% hedge ratio at the end of the first quarter to a 95% hedge ratio as a percentage of total repurchase agreements at the end of the second quarter. We utilize interest rate derivatives to mitigate exposure to increases in interest rates. Our hedge ratio is how we measure our exposure to increases in interest rates and is measured as a percentage of hedge notional to total repurchase agreements. This ratio was subsequently reduced over the remainder of the year, ending at 67% as of December 31, 2013.

Our credit portfolio as a percentage of our total portfolio increased from 35% at December, 2013 to 45% as of December 31, 2014. Our credit portfolio is now comprised of residential and commercial mortgage loans. Our fixed rate Agency RMBS portfolio is more sensitive to interest rate risk than our credit portfolio. As a result of a decreased interest rate environment and Agency RMBS portfolio throughout 2014, we reduced our hedge ratio excluding TBAs to 51% of total repurchase agreements as well as our hedge ratio including TBAs of 47% of total repurchase agreements at December 31, 2014. This compares to a hedge ratio of 67% of total repurchase agreements at December 31, 2013. We held no TBA positions at December 31, 2013. The decreased Agency RMBS portfolio and increased credit portfolio has also resulted in decreased leverage and higher funding costs as the credit assets require greater haircuts with a higher financing rate.

Our operating results depend in large part upon differences between the yields earned on our investments, cost of borrowing and upon the effectiveness of our interest rate hedging activities. At December 31, 2014, the weighted average yield on our investment portfolio of securities, loans, and excess mortgage servicing rights, inclusive of linked transactions, and assets owned through investments in affiliates was 4.67% and the weighted average cost of funds was 1.78%, resulting in a net interest margin of 2.89%. The weighted average cost of funds was comprised of a 1.07% weighted average cost of financing and a 0.71% weighted average cost of hedging. At December 31, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 3.85 to 1 and 3.66 to 1, respectively. At December 31, 2014, our non-GAAP “at risk” leverage and GAAP debt-to-equity leverage ratios were 4.17 to 1 and 3.66 to 1, respectively. We recorded core earnings of $2.45 per diluted common share for year ended December 31, 2014. At December 31, 2013, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 4.13% and the weighted average cost of funds was 1.67%, resulting in a net interest margin of 2.46%. The weighted average cost of funds was comprised of a 0.89% weighted average cost of repurchase agreements and a 0.78% weighted average cost of hedging. At December 31, 2013 our non-GAAP and GAAP debt-to-equity leverage ratios were 4.42 to 1 and 4.10 to 1, respectively. The Company did not hold any TBA positions at December 31, 2013. The Company recorded core earnings of $2.70 per diluted common share for the year ended December 31, 2013.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of securities and loans, inclusive of linked transactions and investments owned through affiliates. The investment portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and hedges is our net interest margin.

During the year ended December 31, 2014, we had a weighted average cost of securities and loans and financing of $3.6 billion and $3.0 billion, respectively. The average yield earned on the assets was 4.31%, and the average rate paid on repurchase agreements and securitized debt was 0.97%. The annualized cost associated with hedges as a percentage of the average repurchase agreement and securitized debt balance outstanding during the year ended December 31, 2014 was 0.74%. During the year ended December 31, 2013, we had a weighted average cost of securities and repurchase agreements of $4.4 billion and $3.8 billion, respectively. The average yield earned on the assets was 3.85%, and the average rate paid on repurchase agreements was 0.83%. The annualized cost associated with hedges as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2013 was 0.73%. During the year ended December 31, 2012, we had a weighted average cost of securities and repurchase agreements of $3.3 billion and $2.9 billion, respectively. The average yield earned on the assets was 3.36%, and the average rate paid on repurchase agreements was 0.65%. The annualized cost associated with hedges as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2012 was 0.35%.

Our investment portfolio has primarily been Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio, increasing our allocation as a percentage of our total portfolio from 22.2% to 34.9% to 44.6% as of December 31, 2012, 2013 and 2014, respectively. The improved general economic outlook has supported the increase in credit investment allocation. Economic improvement and interest rate appreciation generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases. Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains (losses) on investments and derivatives

For the year ended December 31, 2014, we sold certain real estate securities realizing a net gain of $10.1 million, and settled certain derivatives realizing a net loss of $1.7 million. Additionally, we recognized $4.8 million of realized losses due to other-than-temporary impairment, or OTTI, charges on certain securities and $8.5 million of realized gains on linked securities. For the year ended December 31, 2013, we sold certain real estate securities realizing a net loss of $52.0 million, and settled certain derivatives realizing a net loss of $10.9 million. Additionally, we recognized $52.7 million of realized losses due to other-than-temporary impairment, or OTTI, charges on certain securities and $8.3 million of realized losses on linked securities. For the year ended December 31, 2012, we sold certain real estate securities realizing a net gain of $22.2 million, and settled certain derivatives realizing a net gain of $2.4 million. Additionally, we recognized $5.0 million of realized gains on linked securities.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with what better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, we recognized an OTTI charge of $4.8 million on certain securities for the year ended December 31, 2014. Of this amount, $1.0 million resulted from securities we intended to sell as of the reporting date and represents a write-down to fair value as of the reporting date. The remaining OTTI charge was due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. For the year ended December 31, 2013, we recognized an OTTI charge of $52.7 million on certain securities. Of this amount, $48.4 million resulted from securities we intended to sell as of the reporting date and represents a write-down to fair value as of the reporting date. The remaining OTTI charge was due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. No OTTI was recorded for the year ended December 31, 2012. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities and loan portfolios as well as our securitized debt; changes in market value are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized gains for the year ended December 31, 2012, unrealized losses for the year ended December 31, 2013 and unrealized gains for the year ended December 31, 2014. The unrealized gains and losses are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio. Unrealized gains and losses are caused when prices of the product increase or decrease, respectively. Fannie 3.50% 30 years increased from $104-18+ at December 31, 2011 to $106-19+ at December 31, 2012, providing the basis for the unrealized gain on real estate securities. Fannie 3.50% 30 years then decreased to $99-11+ at December 31, 2013, providing the basis for the unrealized loss on real estate securities and increased to $104-09+ at December 31, 2014, providing the basis for the unrealized gain on real estate securities. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised mostly of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. The 10 year Treasury decreased from 1.877% at December 31, 2011 to 1.75% at December 31, 2012, increased to 3.029% at December 31, 2013 and then decreased to 2.172% at December 31, 2014.

Management fees and other expenses

For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, our management fees were $10.1 million, $10.7 million and $6.4 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, other operating expenses were $11.9 million, $10.8 million, and $5.4 million, respectively. These amounts were primarily comprised of professional fees, insurance and director’s fees. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $11.9 million, $10.8 million and $5.4 million of other operating expenses for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively, the Company has expensed $6.9 million, $6.5 million and $2.2 million, respectively, which will be paid to the Manager as a reimbursement of expenses. To facilitate the ramp-up and establishment of the Company, our Manager waived its right to receive expense reimbursement of $2.2 million for the year ended December 31, 2012. The Manager did not waive any expense reimbursements for the years ended December 31, 2014 and December 31, 2013.

For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2015, 2014 and 2013, respectively. In conjunction with this, the Company expensed an excise tax of $1.8 million, $1.5 million and $1.7 million, respectively, which is included in the excise tax line item on the accompanying consolidated statement of operations. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of December 31, 2014, December 31, 2013 and December 31, 2012, our book value per common share was $20.13, $19.14 and $23.47, respectively.

Core Earnings

Core earnings, a non-GAAP financial measure, are defined by the Company as net income excluding both realized and unrealized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such, including securities underlying linked transactions, investments held in affiliated entities and derivatives. As defined, Core Earnings include the net interest earned on these transactions on a yield adjusted basis, including credit derivatives, linked transactions, investments in affiliates, inverse Agency securities, interest rate derivatives or any other investment activity that may earn or pay net interest. One of the objectives of the Company is to generate net income from net interest margin on the portfolio and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with GAAP, provides supplemental information useful in evaluating the results of the Company’s operations. The Company’s presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

A reconciliation of GAAP net income to Core Earnings for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is set forth below:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Income/(loss) available to common stockholders	$95,926,152	$(45,048,052)	$130,798,907
Add (Deduct):
Net realized (gain)/loss	(3,637,954)	115,594,848	(24,568,561)
Tax (benefit)/expense related to realized gain	(79,914)	2,945,720	-
Drop income	3,513,890	-	-
(Income)/loss from linked transactions, net	(12,503,516)	(5,610,609)	(24,983,333)
Net interest income on linked transactions	9,550,706	13,833,047	10,164,849
Equity in (earnings)/loss from affiliates	(3,684,810)	(2,263,822)	-
Net interest income from equity method investments	1,897,376	1,025,669	-
Unrealized (gain)/loss on real estate securities and loans, net	(72,480,056)	84,195,306	(52,071,455)
Unrealized (gain)/loss on derivative and other instruments, net	51,255,430	(89,112,320)	24,086,526
Core Earnings	$69,757,304	$75,559,787	$63,426,933

Core Earnings, per Diluted Share	$2.45	$2.70	$3.48

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

 Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Investments in real estate securities are recorded in accordance with ASC 320, ASC 325 or ASC 310-30. Real estate securities are recorded at fair market value on our consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

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

Investments in mortgage loans

We have chosen to make a fair value election pursuant to ASC 825 for our mortgage loans. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Electing the fair value option allows us to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period as all loan activities will be recorded in a similar manner.

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

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

Other-than-temporary-impairment

We evaluate securities accounted for under ASC 310 and ASC 325 for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

Increases in interest income may be recognized on a security on which the Company previously recorded OTTI, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

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

Linked transactions

In instances where we acquire assets through repurchase agreements with the same counterparty from whom the assets were purchased, we will evaluate such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and we will record the assets and the related financing on a gross basis on our consolidated balance sheet with the corresponding interest income and interest expense in our consolidated statement of operations. If the transaction is determined to be linked, we will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The analysis of transactions under these rules requires assumptions based on management’s judgment and experience.

The securities underlying our linked transactions are valued using similar techniques to those used for our securities portfolio.

As further discussed in the “Recent accounting pronouncements” below, in June 2014, the FASB issued ASU 2014-11, which eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This effectively changes the accounting for linked financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This guidance will take effect for periods beginning after December 15, 2014.

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risk. We may use derivative instruments such as interest rate swaps, interest rate swaptions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities and short positions in U.S. Treasury securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.”

In valuing our derivatives, we consider the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of our derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Act. For swaps cleared under the Dodd Frank Act, a Central Counterparty Clearing House (“CCP”) now stands between us and the over-the-counter derivative counterparties. In order to access clearing, we have entered into clearing agreements with Futures Commissions Merchants (“FCMs”). The Company presents derivative assets and liabilities on a gross basis.

Recent accounting pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 does not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures” (“ASU 2014-11”). This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. ASU 2014-11 also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. This guidance took effect for periods beginning after December 15, 2014, and early adoption is prohibited. Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015. The Company is currently assessing the impact of this guidance.

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”). This guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities Subsections of Subtopic 810-10 when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Topics and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this Update clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable Topics. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently assessing the impact of this guidance.

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

At December 31, 2014 we had $181.5 million available to support our liquidity needs, comprised of $64.4 million of cash, $53.0 million of Agency whole-pool RMBS and $64.1 million of Agency Interest Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We, either directly or through our equity method investments in affiliates, have entered into MRAs with 35 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2014, we had debt outstanding of $2.8 billion from 24 counterparties, inclusive of repurchase agreements accounted for as a component of linked transactions and repurchase agreements through affiliated entities. The current borrowings under repurchase agreements have maturities between January 2, 2015 and September 17, 2019. As of December 31, 2014 our non-GAAP and GAAP debt-to-equity leverage ratios were 3.85 to 1 and 3.66 to 1, respectively. As of December 31, 2014 our non-GAAP “at risk” and GAAP debt-to-equity leverage ratios were 4.17 to 1 and 3.66 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions and through affiliated entities at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Overnight	$-	$-
Within 30 days	2,067,279,000	1,507,772,817
30 to 59 days	229,635,000	926,730,000
60 to 89 days	58,366,000	260,958,000
90 to 119 days	114,267,318	153,303,914
Greater than or equal to 120 days	310,077,664	265,716,000
Total: Non-GAAP Basis	$2,779,624,982	$3,114,480,731

Linked Transactions	$113,363,873	$222,846,315

Investment In Affiliates	$21,305,161	$-

Total: GAAP Basis	$2,644,955,948	$2,891,634,416

We enter into a linked transaction when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, and all of the criteria found in ASC 860-10 are met at the inception of the transaction. In this situation, we then record the initial transfer and repurchase financing on a net basis. The fair value of linked transactions reflects the fair value of the underlying real estate securities, related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of December 31, 2014 and December 31, 2013, we had 14 and 23 linked transactions, respectively, resulting in $113.4 million and $222.8 million of embedded repurchase agreements with a weighted average rate of 1.74% and 1.85%, respectively. The weighted average contractual maturity of the repurchase agreements was 20.0 days as of December 31, 2014.

The Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of December 31, 2014, the Company resecuritized an asset with an aggregate fair value of $47.6 million. The fair market value of the consolidated tranche was $39.8 million, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” The aggregate security has a weighted average coupon of 5.50% and a weighted average yield of 5.14%. The Company has recorded the secured financing of $39.8 million on the consolidated balance sheet in the “Securitized debt” line item. The consolidated tranche has a weighted average life of 3.40 years and a weighted average rate of 3.75%. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency interest-only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2014, we have entered into $1.4 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and March 5, 2024.

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

Contractual obligations

As of December 31, 2014, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $11.9 million, $10.8 million and $5.4 million of Other operating expenses for the years ended December 31, 2014, December 31, 2013, and December 31, 2012 respectively, the Company has expensed $6.9 million, $6.5 million and $2.2 million, respectively, which will be paid to the Manager as a reimbursement of expenses. The Manager waived its right to receive expense reimbursement of $2.2 million for the year ended December 31, 2012. The Manager did not waive any expense reimbursements for the years ended December 31, 2014 and December 31, 2013.

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

On or about July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant to the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of December 31, 2014, all of these units remained outstanding.

We have presented a table that details the contractual maturity of our repurchase agreements at December 31, 2014 and December 31, 2013. See the “Liquidity and Capital Resources” section for this table. As of December 31, 2014 and December 31, 2013, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.6 million and $4.0 million, respectively inclusive of accrued interest accounted for as a component of linked transactions and through investments in affiliates.

Off-balance sheet arrangements

Our linked transactions are comprised of real estate securities, associated repurchase agreements and interest receivable/payable on such accounts. The extent to which these transactions become unlinked in the future, the underlying real estate securities, the related borrowings under repurchase agreements, accrued interest and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and consolidated statement of operations, prospectively. As of December 31, 2014, our maximum exposure to loss on linked transactions was $139.8 million. See the Investment Activities Section of this Item 7 for further details.

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of December 31, 2014, our maximum exposure to loss on TBAs is $235.2 million.

We have entered into IO Index transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1 month LIBOR. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IO Index transactions represents the notional fair value of the transactions. As of December 31, 2014, the Company does not hold any of these positions.

Our investment in affiliates is comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investment in affiliates is accounted for using the equity method of accounting. As of December 31, 2014, our maximum exposure to loss on investments in affiliates is $42.0 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the year ended December 31, 2014.

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

Grants of restricted common stock

As of December 31, 2014, we have granted an aggregate of 28,108 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2014, 68,358 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 10 to the financial statements included in Item 8 of this report for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes, we may fund our quarterly distributions out of such net proceeds. As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of December 31, 2014, the Company had undistributed taxable income of approximately $1.75 per share.

The following table details the Company’s common stock dividends during the years ended December 31, 2014 and 2013:

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

The following table details the Company’s preferred stock dividends:

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

2012
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	$0.44

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in the “Business” section of this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2014, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2014. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2014. Overall, we believe that we met the REIT income and asset tests. We also met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2014, we believe that we qualified as a REIT under the Code.

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

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities and loan portfolios with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon assets tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon assets. We anticipate that fixed-rate assets will comprise a substantial majority of our portfolio for the foreseeable future.

The Company calculates estimated effective duration (i.e., the price sensitivity to changes in interest rates) to measure the impact on portfolio value to changes in interest rates. The Company estimates duration based on an unadjusted third-party model. Different models and methodologies can produce different effective duration estimates for the same securities.

At December 31, 2014, the Company computed an estimated net effective duration of 0.17 years, comprised of 2.28 Agency RMBS duration, (2.03) hedge duration and (0.08) liability duration. The duration on real estate investments other than Agency securities was excluded and therefore assumed to be 0.0 years.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve, and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2014. Actual results could differ materially from estimates.

The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2014, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)(3)(5)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (4)
+100	-4.0%	-9.5%
+50	-1.4%	-4.6%
-50	-0.3%	1.0%
-100	-3.2%	-1.3%

(1) Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2) Includes investments held through afiliated entities that are reported as "Investment in Affiliates" on our consolidated balance sheet.

(3)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(4) Interest income includes trades settled as of December 31, 2014.

(5) The duration on the real estate investments other than Agency securities was assumed at 0.0 years.

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

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division (MBSD) of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral, either securities or cash, on the same business day.

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

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums on our assets, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets. Generally, if prepayments on our non Agency RMBS or mortgage loans are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts, and impairments could result.

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest only securities) and mortgage loans accounted for under ASC 310-30.

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

Credit risk

Although we expect to encounter only de minimis credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any non Agency assets in our portfolio, including residential and commercial mortgage whole loans as well as Non-Agency RMBS, CMBS and ABS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of AG Mortgage Investment Trust, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AG Mortgage Investment Trust, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 2, 2015

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Real estate securities, at fair value:
Agency - $1,691,194,581 and $2,242,322,869 pledged as collateral, respectively	$1,808,314,746	$2,423,002,768
Non-Agency - $1,088,398,641 and $844,217,568 pledged as collateral, respectively	1,140,077,928	844,217,568
ABS - $66,693,243 and $71,344,784 pledged as collateral, respectively	66,693,243	71,344,784
CMBS - $96,920,646 and $93,251,470 pledged as collateral, respectively	100,520,652	93,251,470
Residential mortgage loans, at fair value - $73,407,869 and $0 pledged as collateral, respectively	85,089,859	-
Commercial loans, at fair value - $62,800,000 and $0 pledged as collateral, respectively	72,800,000	-
Investment in affiliates	20,345,131	16,411,314
Excess mortgage servicing rights, at fair value	628,367	-
Linked transactions, net, at fair value	26,695,091	49,501,897
Cash and cash equivalents	64,363,514	86,190,011
Restricted cash	34,477,975	3,575,006
Interest receivable	11,886,019	12,018,919
Receivable under reverse repurchase agreements	-	27,475,000
Derivative assets, at fair value	11,382,622	55,060,075
Other assets	10,543,072	1,246,842
Due from broker	4,586,912	1,410,720
Total Assets	$3,458,405,131	$3,684,706,374

Liabilities
Repurchase agreements	$2,644,955,948	$2,891,634,416
Securitized debt	39,777,914	-
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	-	27,477,188
Interest payable	2,461,494	3,839,045
Derivative liabilities, at fair value	8,608,209	2,206,289
Dividend payable	17,031,609	17,020,893
Due to affiliates	4,850,807	4,645,297
Accrued expenses	2,285,339	1,395,183
Taxes payable	1,743,516	1,490,329
Due to broker	4,015,152	30,567,000
Total Liabilities	2,725,729,988	2,980,275,640

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,386,015 and 28,365,655 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	283,861	283,657
Additional paid-in capital	586,051,751	585,619,488
Retained earnings/(deficit)	(14,874,474)	(42,686,416)
Total Stockholders' Equity	732,675,143	704,430,734

Total Liabilities & Stockholders' Equity	$3,458,405,131	$3,684,706,374

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Interest Income
Interest income	$141,573,188	$151,000,673	$96,376,692
Interest expense	26,497,398	25,553,273	15,010,444
	115,075,790	125,447,400	81,366,248

Other Income
Net realized gain/(loss)	3,637,954	(115,594,848)	24,568,561
Income/(loss) from linked transactions, net	12,503,516	5,610,609	24,983,333
Realized loss on periodic interest settlements of derivative instruments, net	(22,261,187)	(27,912,227)	(9,962,125)
Unrealized gain/(loss) on real estate securities and loans, net	72,480,056	(84,195,306)	52,071,455
Unrealized gain/(loss) on derivative and other instruments, net	(51,255,430)	89,112,320	(24,086,526)
	15,104,909	(132,979,452)	67,574,698

Expenses
Management fee to affiliate	10,089,239	10,688,725	6,413,443
Other operating expenses	11,874,427	10,844,988	5,443,059
Servicing fees	511,519	-	-
Equity based compensation to affiliate	291,131	251,447	400,200
Excise tax	1,783,539	1,483,630	1,748,327
	24,549,855	23,268,790	14,005,029

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	105,630,844	(30,800,842)	134,935,917
Income tax benefit/(expense)	79,914	(3,041,616)	-
Equity in earnings/(loss) from affiliates	3,684,810	2,263,822	-
Net Income/(Loss)	109,395,568	(31,578,636)	134,935,917

Dividends on preferred stock	13,469,416	13,469,416	4,137,010

Net Income/(Loss) Available to Common Stockholders	$95,926,152	$(45,048,052)	$130,798,907

Earnings/(Loss) Per Share of Common Stock
Basic	$3.38	$(1.61)	$7.20
Diluted	$3.37	$(1.61)	$7.18

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,379,782	28,022,565	18,167,227
Diluted	28,424,168	28,022,565	18,227,060

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

			8.25 % Series A	8.00 % Series
			Cumulative	B Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2012	10,009,958	$100,100	$-	$-	$198,228,694	$7,955,126	$206,283,920
Net proceeds from issuance of common stock	16,930,918	169,309	-	-	353,361,349	-	353,530,658
Net proceeds from issuance of preferred stock	-	-	49,920,772	111,293,233	-	-	161,214,005
Grant of restricted stock and amortization of equity based compensation	21,060	211	-	-	477,638	-	477,849
Common dividends declared	-	-	-	-	-	(58,207,367)	(58,207,367)
Preferred Series A dividends declared	-	-	-	-	-	(1,589,201)	(1,589,201)
Preferred Series B dividends declared	-	-	-	-	-	(2,024,000)	(2,024,000)
Net loss	-	-	-	-	-	134,935,917	134,935,917
Balance at December 31, 2012	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781

Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,162,471	-	33,176,288
Net proceeds from issuance of preferred stock	-	-	-	-	-	-	-
Grant of restricted stock and amortization of equity based compensation	21,980	220	-	-	389,336	-	389,556
Common dividends declared	-	-	-	-	-	(78,708,839)	(78,708,839)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net loss	-	-	-	-	-	(31,578,636)	(31,578,636)
Balance at December 31, 2013	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734

Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Net proceeds from issuance of common stock	-	-	-	-	-	-	-
Net proceeds from issuance of preferred stock	-	-	-	-	-	-	-
Grant of restricted stock and amortization of equity based compensation	20,360	204	-	-	432,263	-	432,467
Common dividends declared	-	-	-	-	-	(68,114,210)	(68,114,210)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net income	-	-	-	-	-	109,395,568	109,395,568
Balance at December 31, 2014	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities
Net income	$109,395,568	$(31,578,636)	$134,935,917
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gain)/loss	(3,637,954)	115,594,848	(24,568,561)
Net amortization of premium related to real estate securities	16,773,835	41,176,196	46,753,636
Net realized and unrealized (gains)/losses on securities underlying linked transactions	(2,952,810)	8,222,438	(14,818,484)
Unrealized (gains)/losses on derivative and other instruments, net	51,255,430	(89,112,320)	24,086,526
Unrealized (gains)/losses on real estate securities and loans, net	(72,480,056)	84,195,306	(52,071,455)
Equity based compensation to affiliate	291,131	(986,706)	400,200
Equity based compensation expense	147,370	181,717	161,706
Income from investment in affiliates in excess of distributions received	(76,658)	-	-
Change in operating assets/liabilities:
Interest receivable	134,372	2,901,780	(11,198,237)
Other assets	(348,396)	(792,773)	(83,943)
Due from affiliates	-	-	104,994
Due from broker	(3,176,192)	(526,115)	(543,114)
Interest payable	(2,838,550)	448,071	7,025,826
Due to affiliates	205,510	735,232	3,139,724
Accrued expenses	890,156	588,330	244,025
Due to broker	-	-	(379,914)
Taxes payable	253,187	(240,812)	1,625,417
Net cash provided by operating activities	93,835,943	130,806,556	114,814,263

Cash Flows from Investing Activities
Purchase of real estate securities	(980,792,941)	(3,118,517,499)	(4,370,299,655)
Purchase of residential mortgage loans	(84,678,576)	-	-
Purchase of commercial loans	(72,084,833)	(30,017,825)	(2,500,000)
Investment in affiliates	(7,165,460)	(14,357,976)	-
Purchase of excess mortgage servicing rights	(730,146)	-	-
Purchase of securities underlying linked transactions	(48,250,318)	(317,436,622)	(570,209,016)
Proceeds from sale of real estate securities	872,701,795	3,648,604,962	1,050,511,764
Proceeds from sale of securities underlying linked transactions	26,056,464	126,082,338	41,385,353
Proceeds from settlement of commercial loans	-	32,635,156	-
Distribution received from investments in affiliates	3,133,976	-	-
Principal repayments on real estate securities	583,423,535	504,738,013	324,443,650
Principal repayments on residential mortgage loans	2,250,087	-	-
Principal repayments on securities underlying linked transactions	57,371,713	88,829,701	61,191,782
Receipt of premium for interest rate swaptions	433,751	495,000	-
Payment of premium for interest rate swaptions	(745,500)	(495,000)	-
Net proceeds from (payment made) on reverse repurchase agreements	27,473,695	(27,483,814)	-
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	(29,403,375)	27,322,644	-
Net settlement of interest rate swaps	(3,438,878)	(10,617,785)	(332,127)
Net settlement of TBAs	5,500,858	(310,329)	1,774,492
Net settlement of IO Indexes	(1,855,253)	-	-
Cash flows used in other investing activities	(8,258,241)	-	-
Restricted cash provided by (used in) investing activities	(14,360,593)	(653,785)	928,001
Net cash provided by (used in) investing activities	326,581,760	908,817,179	(3,463,105,756)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	33,176,288	353,673,174
Net proceeds from issuance of preferred stock	-	-	161,214,005
Borrowings under repurchase agreements	21,322,102,856	24,482,544,919	22,617,690,216
Borrowings under repurchase agreements underlying linked transactions	1,799,454,966	3,561,632,718	2,669,256,464
Repayments of repurchase agreements	(21,568,781,324)	(25,502,330,321)	(19,856,419,805)
Repayments of repurchase agreements underlying linked transactions	(1,908,937,408)	(3,621,129,860)	(2,426,067,010)
Payment made for repurchase agreement costs	(1,258,322)	-	-
Proceeds from issuance of securitized debt	39,842,166	-	-
Collateral received from (paid to) derivative counterparty	(30,681,671)	36,237,826	(5,710,000)
Collateral received from (paid to) repurchase counterparty	(12,412,553)	537,953	(1,310,946)
Dividends paid on common stock	(68,103,494)	(80,228,613)	(46,677,871)
Dividends paid on preferred stock	(13,469,416)	(13,469,416)	(3,613,201)
Net cash provided by (used in) financing activities	(442,244,200)	(1,103,028,506)	3,462,035,026

Net change in cash and cash equivalents	(21,826,497)	(63,404,771)	113,743,533
Cash and cash equivalents, Beginning of Period	86,190,011	149,594,782	35,851,249
Cash and cash equivalents, End of Period	$64,363,514	$86,190,011	$149,594,782

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$27,902,821	$24,759,417	$11,887,615
Cash paid for income tax	$1,583,739	$5,452,265	$140,191
Real estate securities recorded upon unlinking of Linked Transactions	$119,253,223	$141,614,987	$206,945,371
Repurchase agreements recorded upon unlinking of Linked Transactions	$89,817,051	$118,803,382	$168,905,010
Transfer from residential mortgage loans to other assets	$1,341,379	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$17,031,609	$17,020,893	$18,540,667

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS, and loans (as defined below).

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS, and CMBS assets types as real estate securities.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of December 31, 2014 and December 31, 2013, the Company had no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral would be included in a due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements. Restricted cash is carried at cost, which approximates fair value.

Offering costs

The Company incurred offering costs in connection with common stock offerings and issuances of preferred stock. The offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings have been accounted for as a reduction of additional paid-in-capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income/(loss) per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

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

These investments meet the requirements to be classified as available for sale under ASC 320-10-25, “Debt and Equity Securities,” which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value recorded to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

When a real estate security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.

Increases in interest income may be recognized on a security on which the Company previously recorded an OTTI charge if the performance of such security subsequently improves.

Securities in an unrealized loss position at December 31, 2014 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

Sales of securities

Sales of securities are driven by the Manager’s portfolio management process. The Manager seeks to mitigate risks including those associated with prepayments, defaults, severities, amongst others and will opportunistically rotate the portfolio into securities with more favorable attributes. Strategies may also be employed to manage net capital gains, which need to be distributed for tax purposes.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Mortgage loans that are delinquent 60 or more days are considered non-performing.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

Excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to excess mortgage servicing rights (“MSRs”). The Company has chosen to make a fair value election pursuant to ASC 825 for MSRs.  MSRs are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

Investment consolidation and transfers of financial assets

For each investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company refers to guidance in ASC 810-10, “Consolidation.” In situations where the Company is the transferor of financial assets, the Company refers to the guidance in ASC 860-10 “Transfers and Servicing.”

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

The Company has entered into resecuritization transactions which result in the Company consolidating the VIEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritization were transferred. In determining the accounting treatment to be applied to these resecuritization transactions, the Company evaluated whether the entities used to facilitate these transactions were VIEs and, if so, whether they should be consolidated. Based on its evaluation, the Company concluded that the VIEs should be consolidated. If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP.

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

From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a “sale” and the loans will be removed from the consolidated balance sheet or as a “financing” and will be classified as “real estate securities” on the consolidated balance sheet, depending upon the structure of the securitization transaction. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”

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

For security and loan investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, For purposes of income recognition, the Company aggregates loans that have common risk characteristics into pools and uses a composite interest rate and expectation of cash flows expected to be collected for the pool. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2014 and December 31, 2013, the Company has met all margin call requirements.

In instances where the Company acquires assets through repurchase agreements with the same counterparty from whom the assets were purchased, the Company evaluates such transactions in accordance with ASC 860-10. This standard requires the initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 are met at the inception of the transaction. If the transaction meets all of the conditions, the initial transfer shall be accounted for separately from the repurchase financing, and the Company will record the assets and the related financing on a gross basis on its consolidated balance sheet with the corresponding interest income and interest expense recorded on a gross basis in the consolidated statement of operations. If the transaction is determined to be linked, the Company will record the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The Company refers to these transactions as Linked Transactions. The Company records interest income, interest expense, and gains and losses related to linked transactions in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When or if a transaction is no longer considered to be linked, the real estate asset and related repurchase financing will be reported on a gross basis. The unlinking of a transaction causes a realized event in which the fair value of the real estate asset as of the date of unlinking will become the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security will be the realized gain or loss. Recognition of effective yield for such security will be calculated prospectively using the new cost basis.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating its interest rate risk rather than to enhance returns. The Company uses interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2014 and December 31, 2013, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

To-be-announced securities

A to-be-announced security (“TBA”) is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. Dollar roll income is recognized in the consolidated statement of operations in the line item “Unrealized gain/(loss) on derivative and other instruments, net.”

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

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remains sufficient to protect the Company in the event of default by the counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss),” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the Company’s GAAP in the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.

The Company evaluates uncertain income tax positions, if any, in accordance with ASC Topic 740, “Income Taxes.” The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 9 for further details.

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

Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and restricted stock units issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Shares of restricted common stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. Restricted stock units granted to the manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate. The Company has elected to use the straight-line method to amortize compensation expense for the restricted common shares and restricted stock units granted to the Manager.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

In May 2014, the FASB issued Accounting Standards Update (”ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (”ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”). This guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities Subsections of Subtopic 810-10 when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Topics and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this Update clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable Topics. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently assessing the impact of this guidance.

 3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at December 31, 2014 and December 31, 2013. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table details the real estate securities portfolio as of December 31, 2014:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$6,009,532	$131,547,616	$2,267,721	$(72,467)	$133,742,870	3.72%	2.79%
30 Year Fixed Rate	973,102,647	46,665,955	1,019,768,602	17,222,909	(967,492)	1,036,024,019	3.90%	3.15%
Fixed Rate CMO	88,345,864	880,994	89,226,858	1,548,517	-	90,775,375	3.00%	2.81%
ARM	421,043,957	(888,105)	420,155,852	7,570,945	(189,430)	427,537,367	2.42%	2.71%
Interest Only	754,905,240	(638,264,371)	116,640,869	5,941,701	(2,347,455)	120,235,115	4.51%	7.79%
Credit Investments:
Non-Agency RMBS	1,303,432,523	(181,488,454)	1,121,944,069	24,415,728	(6,281,869)	1,140,077,928	4.26%	5.62%
ABS	67,696,117	(379,648)	67,316,469	322,074	(945,300)	66,693,243	5.15%	5.55%
CMBS	220,026,552	(127,623,416)	92,403,136	2,138,358	(146,791)	94,394,703	5.13%	6.65%
Interest Only	52,357,700	(46,424,765)	5,932,935	193,014	-	6,125,949	1.85%	5.73%
Total	$4,006,448,684	$(941,512,278)	$3,064,936,406	$61,620,967	$(10,950,804)	$3,115,606,569	3.97%	4.31%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	$551,097,657	$(6,921,385)	$224,261,493	$(4,029,419)
December 31, 2013	2,330,415,740	(43,557,831)	112,253,956	(6,879,851)

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

For the year ended December 31, 2014 the Company recognized an OTTI charge of $4.8 million, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $1.0 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. Additionally, the Company recorded $3.8 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. For the year ended December 31, 2013 the Company recognized an OTTI charge of $52.7 million, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $48.4 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. Additionally, the Company recorded $4.3 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. No OTTI was recorded for the year ended December 31, 2012.

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

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of December 31, 2014:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$39,522,038	$39,415,933	3.48%
Greater than one year and less than or equal to five years	72,253,477	71,713,942	2.57%	67,356,372	67,199,203	4.16%	621,179,587	612,711,131	3.93%
Greater than five years and less than or equal to ten years	1,486,360,763	1,461,439,648	3.49%	52,878,743	49,441,666	5.13%	562,808,169	557,116,343	4.39%
Greater than ten years	129,465,391	127,545,338	3.54%	-	-	-	83,782,029	78,353,202	6.58%
Total	$1,688,079,631	$1,660,698,928	3.45%	$120,235,115	$116,640,869	4.51%	$1,307,291,823	$1,287,596,609	4.27%

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

(4) Equity residual investments, and principal only securities with a zero coupon rate are excluded from this calculation.

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

For the year ended December 31, 2014, the Company sold 50 securities for total proceeds of $872.7 million, recording realized gains of $14.4 million and realized losses of $4.3 million. For the year ended December 31, 2013, the Company sold 166 securities for total proceeds of $3.6 billion, recording realized gains of $17.5 million and realized losses of $72.5 million, inclusive of related tax expenses. For the year ended December 31, 2012, the Company sold forty-eight securities for total proceeds of $1.1 billion, inclusive of three unsettled securities as of December 31, 2012, recording realized gains of $25.5 million and realized losses of $1.8 million.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

The Company invests in credit sensitive commercial real estate assets through affiliated entities, and has applied the equity method of accounting for such investments. As of December 31, 2014, the investments had a fair market value of $42.0 million and a weighted average yield of 12.13%. The underlying entities financed the acquisition of certain investments with repurchase agreements. As of December 31, 2014, the repurchase agreement balance, collateral pledged, and rate were $21.3 million, $28.4 million and 3.00%, respectively. As of December 31, 2013, the investments had a fair market value of $16.4 million and a weighted average yield of 12.54%. There was no financing as of December 31, 2013. The Company has presented these investments and any related repurchase financing net on the consolidated balance sheet in the “Investment in affiliates, net” line item, and all income statement components on the consolidated statement of operations within “Equity in earnings from affiliates.”

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE.  The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of December 31, 2014, the Company resecuritized an asset with an aggregate fair value of $47.6 million. The fair market value of the consolidated tranche was $39.8 million, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” The aggregate security has a weighted average coupon of 5.50% and a weighted average yield of 5.14%. The Company has recorded the secured financing of $39.8 million on the consolidated balance sheet in the “Securitized debt” line item. The Company has recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The consolidated tranche has a weighted average life of 3.40 years and a weighted average rate of 3.75%. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

On September 30, 2014, the Company acquired a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $50.5 million and $44.0 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2014:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses (2)	Fair Value	Coupon	Yield	Life
Residential mortgage loans	$119,882,836	$(35,534,525)	$84,348,311	$1,101,473	$(359,925)	$85,089,859	5.53%	8.90%	5.65

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

The Company did not hold any residential mortgage loans as of December 31, 2013.

The table below summarizes the distribution of the Company’s mortgage loans at fair value.

	December 31, 2014		December 31, 2013
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$68,581,824	$89,493,175	$-	$-
Non-Performing	16,508,035	30,389,661	-	-
	$85,089,859	$119,882,836	$-	$-

As of December 31, 2014, the Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	December 31, 2014	December 31, 2013
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	98%	-
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	16%	-
California	11%	-
Florida	8%	-
Maryland	5%	-

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2014 and December 31, 2013:

	Year Ended
	December 31, 2014	December 31, 2013
Beginning Balance	$-	$-
Additions	38,295,030	-
Accretion	(3,739,798)	-
Reclassifications from/(to) non-accretable difference	4,274,831	-
Disposals	(821,800)	-
Ending Balance	$38,008,263	$-

The Company’s residential mortgage loan portfolio is comprised of 574 conventional loans with original loan balances between $5,000 and $2.5 million.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

Commercial Loans

The following table presents the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s commercial loan portfolio at December 31, 2014. The Company did not hold any commercial loans as of December 31, 2013.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life	Stated Maturity Date (6)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(240,326)	$29,759,674	$240,326	$-	$30,000,000	6.50%	8.76%	2.77	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(189,506)	32,610,494	189,506		32,800,000	5.00%	6.15%	1.45	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(66,187)	9,933,813	66,187	-	10,000,000	13.50%	15.77%	1.61	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(496,019)	$72,303,981	$496,019	$-	$72,800,000	6.79%	8.55%	2.02

(1) We have chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Loan A is comprised of a first mortgage and mezzanine loan of up to $24.0 million and $12.0 million, respectively, of which $20.0 million and $10.0 million has been advanced.

(3) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively.

(4) Loan C is mezzanine loan.

(5) Each commercial loan investment has a variable coupon rate.

(6) The Company has the contractual right to receive a balloon payment.

During the year ended December 31, 2013, the Company received $37.0 million of proceeds from sale and pay-off of certain commercial loans, recording realized gains of $0.1 million and realized losses of $0.2 million. The Company did not have any commercial loan sales or pay-offs during the years ended December 31, 2014 and 2012.

During the year ended December 31, 2014 and December 31, 2013 the Company recorded $0.2 million and $0.2 million respectively, of discount accretion. The Company did not record discount accretion in 2012.

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

Values for the Company’s securities, securitized debt, derivatives and loan portfolios are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For swaps cleared under the Dodd Frank Act, a Central Counterparty Clearing House (“CCP”) now stands between the Company and the over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with Futures Commissions Merchants (“FCMs”). The Company records its derivative asset and liability positions on a gross basis.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$133,742,870	$-	$133,742,870
30 Year Fixed Rate	-	1,036,024,019	-	1,036,024,019
Fixed Rate CMO	-	90,775,375	-	90,775,375
ARM	-	427,537,367	-	427,537,367
Interest Only	-	120,235,115	-	120,235,115
Credit Investments:
Non-Agency RMBS	-	684,841,649	455,236,279	1,140,077,928
ABS	-	-	66,693,243	66,693,243
CMBS	-	55,051,429	39,343,274	94,394,703
Interest Only	-	-	6,125,949	6,125,949
Residential mortgage loans	-	-	85,089,859	85,089,859
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	628,367	628,367
Linked transactions	-	21,612,360	5,082,731	26,695,091
Derivative assets	-	11,382,622	-	11,382,622
Total Assets Carried at Fair Value	$-	$2,581,202,806	$730,999,702	$3,312,202,508

Liabilities:
Securitized debt	$-	$(39,777,914)	$-	$(39,777,914)
Derivative liabilities	-	(8,608,209)	-	(8,608,209)
Total Liabilities Carried at Fair Value	$-	$(48,386,123)	$-	$(48,386,123)

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
15 Year Fixed Rate	$-	$447,599,832	$-	$447,599,832
20 Year Fixed Rate	-	147,057,246	-	147,057,246
30 Year Fixed Rate	-	1,229,504,747	-	1,229,504,747
ARM	-	461,787,395	-	461,787,395
Interest Only	-	137,053,548	-	137,053,548
Credit Investments:
Non-Agency RMBS	-	534,377,006	309,840,562	844,217,568
ABS	-	-	71,344,784	71,344,784
CMBS	-	62,954,692	23,972,043	86,926,735
Interest Only	-	-	6,324,735	6,324,735
Commercial loans	-	-	-	-
Linked transactions	-	34,778,728	14,723,169	49,501,897
Derivative assets	-	55,060,075	-	55,060,075
Total Assets Carried at Fair Value	$-	$3,110,173,269	$426,205,293	$3,536,378,562

Liabilities:
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$(27,477,188)	$-	$-	$(27,477,188)
Derivative liabilities	-	(2,206,289)	-	(2,206,289)
Total Liabilities Carried at Fair Value	$(27,477,188)	$(2,206,289)	$-	$(29,683,477)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2014 and December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended
December 31, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-		-
Transfers out of level 3	-	-	-	-	-	-		-
Purchases	449,980,502	67,489,710	22,068,216	-	84,678,576	72,084,833	730,146	1,856,433
Reclassification of security type (2)	26,752,863	-	-	-	-	-		(4,219,811)
Proceeds from sales	(96,960,392)	(45,409,687)	(5,586,445)	-		-	-	(16,364,916)
Proceeds from settlement	(241,145,912)	(26,704,044)	(2,130,834)		(2,250,087)	-	(101,779)	7,307,909
Total net gains/(losses) (3)
Included in net income	6,768,656	(27,520)	1,020,294	(198,786)	2,661,370	715,167	-	1,779,947
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$455,236,279	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2014 (4)	$2,887,993	$(378,408)	$205,360	$(198,786)	$2,522,554	$742,747	$-	$763,744

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,779,947
Unrealized gain/(loss) on real estate securities and loans, net	6,617,905
Net realized gain/(loss)	4,321,276
Total	$12,719,128

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$763,744
Unrealized gain/(loss) on real estate securities and loans, net	5,781,460
Total	$6,545,204

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

Year Ended
December 31, 2013

	Non-Agency RMBS	ABS	CMBS	Interest Only	Commercial Loans	Linked Transactions
Beginning balance	$255,043,557	$33,937,097	$34,066,710	$-	$-	$6,425,683
Transfers (1):
Transfers into level 3	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-
Purchases	254,337,307	139,603,404	6,085,156	7,048,720	30,017,825	13,963,549
Reclassification of security type (2)	-	-	-	-	-	-
Proceeds from sales	(187,061,610)	(60,839,523)	(15,317,706)	-	(30,017,825)	-
Proceeds from settlement	(17,383,788)	(41,587,807)	(63,172)	-	-	(5,484,875)
Total net gains/ (losses) (3)
Included in net income	4,905,096	231,613	(798,945)	(723,985)	-	(181,188)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Ending Balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$14,723,169

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2013 (4)	$378,382	$242,808	$(449,810)	$(723,988)	$-	$(177)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(181,188)
Unrealized gain/(loss) on real estate securities and loans, net	(1,457,255)
Net realized loss	5,071,034
Total	$3,432,591

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(177)
Unrealized gain/(loss) on real estate securities and loans, net	(552,608)
Total	$(552,785)

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2014 and December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2014 and December 31, 2013:

Asset Class	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$455,236,279	Discounted Cash Flow	Yield	0.29% - 35.48% (5.30%)
			Projected Collateral Prepayments	0.00% - 12.00% (3.21%)
			Projected Collateral Losses	0.00% - 35.00% (13.07%)
			Projected Collateral Severities	0.00% - 80.00% (36.04%)
ABS	$66,693,243	Discounted Cash Flow	Yield	4.62% - 7.95% (5.55%)
			Projected Collateral Prepayments	20.00% - 100.00% (88.56%)
			Projected Collateral Losses	0.00% - 8.30% (5.13%)
			Projected Collateral Severities	0.00% - 50.00% (7.15%)
CMBS	$39,343,274	Discounted Cash Flow	Yield	4.80% - 10.52% (6.34%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Interest Only	$6,125,949	Discounted Cash Flow	Yield	5.72% - 5.78% (5.73%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$85,089,859	Discounted Cash Flow	Yield	5.60% - 23.67% (8.90%)
			Projected Collateral Prepayments	1.98% - 8.36% (6.44%)
			Projected Collateral Losses	4.47% - 9.64% (6.20%)
			Projected Collateral Severities	20.93% - 41.94% (27.65%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Yield	6.15% - 15.77% (8.55%)
			Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage**	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$628,367	Discounted Cash Flow	Yield	9.09% - 12.52% (9.78%)
Linked Transactions*	$5,082,731	Discounted Cash Flow	Yield	4.49% - 6.45% (5.50%)
			Projected Collateral Prepayments	3.00% - 12.00% (6.94%)
			Projected Collateral Losses	4.00% - 14.00% (8.09%)
			Projected Collateral Severities	42.00% - 60.00% (52.87%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS investments.

** Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2014.

Asset Class	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$309,840,562	Discounted Cash Flow	Yield	3.35% - 13.99% (5.13%)
			Projected Collateral Prepayments	0.00% - 12.00% (3.51%)
			Projected Collateral Losses	0.00% - 30.00% (7.93%)
			Projected Collateral Severities	0.00% - 80.00% (60.40%)
ABS	$71,344,784	Discounted Cash Flow	Yield	3.78% - 5.39% (4.07%)
CMBS	$23,972,043	Discounted Cash Flow	Yield	4.88% - 5.75% (5.51%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Interest Only	$6,324,735	Discounted Cash Flow	Yield	5.70% - 5.72% (5.71%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Linked Transactions*	$14,723,169	Discounted Cash Flow	Yield	3.85% - 9.01% (4.71%)
			Projected Collateral Prepayments	0.00% - 12.00% (2.43%)
			Projected Collateral Losses	0.00% - 30.00% (12.83%)
			Projected Collateral Severities	0.00% - 80.00% (41.37%)

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

Also as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, specialized third party valuation service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, re-performance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

6. Repurchase Agreements

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value as the debt is short-term in nature. The Company maintains the beneficial interest in the specific assets pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,969,873,000	0.75%	10.4%
31-60 days	220,953,000	1.11%	12.2%
61-90 days	51,090,128	1.26%	13.1%
Greater than 90 days	329,966,102	1.84%	17.7%
Total / Weighted Average	$2,571,882,230	0.93%	11.5%

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents certain information regarding securities pledged under the Company’s repurchase agreements secured by real estate securities as of December 31, 2014:

Repurchase Agreements Maturing Within:	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$2,205,969,794	$2,174,485,394	$6,903,437
31-60 days	253,788,749	249,993,183	816,574
61-90 days	60,149,910	58,111,076	171,277
Greater than 90 days	416,125,338	408,496,220	1,105,242
Total / Weighted Average	$2,936,033,791	$2,891,085,873	$8,996,530

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2013:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut
30 days or less	$1,357,768,314	0.85%	8.0%
31-60 days	903,866,190	0.54%	4.5%
61-90 days	250,387,000	0.49%	5.6%
Greater than 90 days	379,612,912	1.53%	16.4%
Total / Weighted Average	$2,891,634,416	0.81%	7.8%

The following table presents certain information regarding securities pledged under the Company’s repurchase agreements secured by real estate securities as of December 31, 2013:

Repurchase Agreements Maturing Within:	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,502,157,214	$1,512,532,855	$5,193,397
31-60 days	950,898,508	959,743,513	3,197,252
61-90 days	265,986,674	270,255,461	736,754
Greater than 90 days	525,102,559	524,426,207	2,075,504
Total / Weighted Average	$3,244,144,955	$3,266,958,036	$11,202,907

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
30 days or less	$-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	50,573,718	2.93%	3.08%	31.1%
Total / Weighted Average	$50,573,718	2.93%	3.08%	31.1%

The following table presents certain information regarding collateral pledged under the Company’s repurchase agreements secured by residential mortgage loans as of December 31, 2014:

	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	$-	$-
31-60 days	-	-	-
61-90 days	-	-	-
Greater than 90 days	$73,407,869	73,084,817	709,585
Total / Weighted Average	$73,407,869	$73,084,817	$709,585

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in commercial mortgage loans as well as collateral posted as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
30 days or less	$-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.83%	64.2%
Total / Weighted Average	$22,500,000	2.50%	2.83%	64.2%

The following table presents certain information regarding collateral pledged under the Company’s repurchase agreements secured by commercial mortgage loans as of December 31, 2014:

Repurchase Agreements Maturing Within:	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	$-	$-
31-60 days	-	-	-
61-90 days	-	-	-
Greater than 90 days	$62,800,000	62,370,168	533,832
Total / Weighted Average	$62,800,000	$62,370,168	$533,832

The Company did not hold any residential or commercial mortgage loans or related repurchase agreements as of December 31, 2013.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Repurchase agreements secured by Agency RMBS	$1,583,911,000	$2,104,691,819
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	1,684,021,261	2,235,331,133
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	987,971,230	786,942,597
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	1,252,012,530	1,008,813,822
Repurchase agreements secured by Residential Mortgage Loans	50,573,718	-
Fair Value of Residential Mortgage Loans pledged as collateral under repurchase agreements	73,407,869	-
Repurchase agreements secured by Commercial Mortgage Loans	22,500,000	-
Fair Value of Commercial Mortgage Loans pledged as collateral under repurchase agreements	62,800,000	-
Cash pledged (i.e., restricted cash) under repurchase agreements	13,374,600	962,047

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,644,955,948	$-	$2,644,955,948	$2,644,955,948	$-	$-

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,891,634,416	$-	$2,891,634,416	$2,891,634,416	$-	$-

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 34 and 30 counterparties, under which the Company had outstanding debt with 22 and 24 counterparties at December 31, 2014 and December 31, 2013, respectively on a GAAP basis. At December 31, 2014, the following table reflects amounts at risk under the Company’s repurchase agreements greater than 5% of its equity with any counterparty, excluding repurchase agreements accounted for as linked transactions and repurchase agreements through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$92,478,572	509	13%
Credit Suisse Securities, LLC	85,479,003	117	12%
JP Morgan Securities, LLC	51,502,631	168	7%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	42,082,013	13	6%
Goldman, Sachs & Co.	32,078,210	18	4%

In addition to the amount at risk in the table above, at December 31, 2014, the Company had repurchase agreements with Credit Suisse Securities, LLC, JP Morgan Securities, LLC and Goldman, Sachs & Co. determined to be linked. The amount at risk including linked transactions is $88.3 million, $52.8 million and $39.2 million, respectively, with weighted average maturities of 114 days, 165 days, and 16 days, respectively, representing approximately 12%, 7%, and 5% of stockholders’ equity, respectively.

At December 31, 2013, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding linked transactions.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC	$62,749,069	35	9%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	51,047,394	34	7%
Wells Fargo Bank, N.A	39,399,377	101	6%

In addition to the amount at risk in the table above, at December 31, 2013, the Company had repurchase agreements with Credit Suisse Securities, LLC determined to be linked. The amount at risk including linked transactions to Credit Suisse Securities, LLC is $72.1 million, with a weighted average maturity of 30 days, representing approximately 10.2% of stockholders’ equity.

In April 2014, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract (the “Second Renewal Agreement”) with Wells Fargo Bank, National Association to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, non-Agency Securities. The Second Renewal Agreement amended similar repurchase agreements entered into by the Company and AG MIT with Wells Fargo Bank, National Association, in 2012 and 2013. Each transaction under the Second Renewal Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal Agreement increased the aggregate maximum borrowing capacity to $165 million, and extended the maturity date to April 13, 2015. At the request of the Company, Wells Fargo may grant a ninety day extension of the maturity date. The Second Renewal Agreement contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. The Second Renewal Agreement also contains amended financial covenants that require, as of the last business day of each quarter and on any funding date, the Company to maintain (i) its Total Indebtedness to its Adjusted Tangible Net Worth (as such terms are defined in the Second Renewal Agreement) at a ratio less than the Leverage Ratio; (ii) an Adjusted Tangible Net Worth of not less than $430 million; and (iii) at all times, liquidity of not less than $30 million and unrestricted cash of not less than $5 million. As of December 31, 2014, the Company had $99.9 million of debt outstanding under this facility.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

On February 18, 2014, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of February 11, 2014 and effective as of February 18, 2014, (the “WFB1 Repurchase Agreement”) with Wells Fargo Bank, National Association, (“Wells Fargo”) to finance the acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 10, 2015 and a facility termination date of February 9, 2016. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement. As of December 31, 2014, the Company had $50.6 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”). AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. The Company records its financing at cost, which approximates its estimated fair value. As of December 31, 2014, the Company had $22.5 million of debt outstanding under this facility.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014 and December 31, 2013, the Company had repurchase agreements of $113.4 million and $222.8 million, respectively, that were accounted for as linked. These linked repurchase agreements are not included in the above tables. See Note 7 for details.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, short positions on U.S. treasury securities, MBS options, IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2014 and December 31, 2013.

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(8,608,209)	$(1,439,688)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	9,902,151	54,418,115
Swaptions	Non-Hedge	Derivative liabilities, at fair value	-	(559,858)
Swaptions	Non-Hedge	Derivative assets, at fair value	-	641,960
TBAs	Non-Hedge	Derivative assets, at fair value	1,480,471	-
MBS Options	Non-Hedge	Derivative liabilities, at fair value	-	(206,743)
Linked transactions	Non-Hedge	Linked transactions, net, at fair value	26,695,091	49,501,897

The following table summarizes information related to derivatives:

	December 31, 2014	December 31, 2013
Non-hedge derivatives:
Notional amount of Interest Rate Swap Agreements (1)	$1,446,000,000	$2,145,000,000
Net notional amount of Swaptions	-	115,000,000
Net notional amount of TBAs	225,000,000	-
Notional amount of Linked Transactions (2)	150,836,900	291,734,071

(1) Includes forward starting swaps with a notional of $100.0 million as of December 31, 2013.

(2) Represents the current face of the securities comprising linked transactions.

The following table summarizes gains/(losses) related to derivatives:

		Year Ended	Year Ended	Year Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	December 31, 2014	December 31, 2013	December 31, 2012
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(52,615,387)	$88,918,362	$(23,043,671)
Interest rate swaps, at fair value	Net realized gain/(loss)	(3,458,409)	(10,617,785)	(332,127)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(82,102)	82,102	-
Swaptions, at fair value	Net realized gain/(loss)	(546,750)	-	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	1,480,471	137,695	(1,042,855)
TBAs	Net realized gain/(loss)	5,500,859	(310,329)	1,774,492
IO Index, at fair value	Net realized gain/(loss)	(1,770,548)	-	-
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	38,774	(38,774)	-
MBS Options, at fair value	Net realized gain/(loss)	19,531	-	-
Linked transactions	Income/(loss) from linked transactions, net	12,503,516	5,610,609	24,983,333
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(12,935)	12,935	-
Short positions on U.S. Treasuries	Net realized gain/(loss)	(1,407,255)	(24,359)	-

(1) For the year ended December 31, 2014, gains and losses from purchases and sales of TBAs consisted of $3.5 million, of net TBA dollar roll net interest income, and net gains of $3.5 million, due to price changes. The Company did not have any TBA dollar roll transactions for the year ended December 31, 2013, or December 31, 2012.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Linked Transactions (1)	$139,778,263	$(113,363,873)	$26,414,390	$(26,414,390)	$-	$-

Derivative Assets (2)
Interest Rate Swaps	$13,369,511	$-	$13,369,511	$-	$3,907,000	$9,462,511
TBAs	1,480,471	-	1,480,471	-	1,480,471	-
Total Derivative Assets	$14,849,982	$-	$14,849,982	$-	$5,387,471	$9,462,511

Derivative Liabilities (3)
Interest Rate Swaps	$(7,506,798)	$-	$(7,506,798)	$-	$(7,506,798)	$-
Total Derivative Liabilities	$(7,506,798)	$-	$(7,506,798)	$-	$(7,506,798)	$-

(1) Included in Linked Transactions on the consolidated balance sheet is security fair market value of $139,778,263, less repurchase agreements of $(113,363,873), plus net accrued interest of $280,701 for a total of $26,695,091.

(2) Included in Derivative Assets on the consolidated balance sheet is $14,849,982 less accrued interest of $(3,467,360) for a total of $11,382,622.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(7,506,798) plus accrued interest of $(1,101,411) for a total of $(8,608,209).

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

At December 31, 2014, the Company had real estate securities with a fair value of $7.2 million and $21.1 million of cash pledged as collateral against certain derivatives. The Company had $3.9 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $139.6 million as collateral against the related linked repurchase agreements. At December 31, 2013, the Company had real estate securities with a fair value of $7.0 million and $2.6 million of cash pledged as collateral against certain derivatives. The Company had $30.6 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $272.3 million as collateral against the related linked repurchase agreements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

The following table presents information about the Company’s interest rate swaps as of December 31, 2013:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2016*	$260,000,000	0.62%	0.71%	2.63
2017	275,000,000	1.02%	0.24%	3.83
2018	490,000,000	1.15%	0.24%	4.43
2019	260,000,000	1.27%	0.25%	5.64
2020	450,000,000	1.62%	0.24%	6.25
2022	50,000,000	1.69%	0.24%	8.68
2023	340,000,000	2.49%	0.24%	9.56
2028	20,000,000	3.47%	0.25%	14.97
Total/Wtd Avg	$2,145,000,000	1.43%	0.30%	5.67

* This figure includes a forward starting swap with a total notional of $100.0 million and a start date of December 23, 2015. Weighted average rates shown are inclusive of rates corresponding to the terms of the swap as if the swap were effective as of December 31, 2013.

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security. Our maximum exposure to loss represents the net payable amount until the settlement date. As of December 31, 2014, our maximum exposure to loss on TBAs is $235.2 million. The Company did not hold any TBA positions at December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents information about the Company’s TBAs for the years ended December 31, 2014 and December 31, 2013:

For the Year Ended December 31, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$1,081,000,000	$(856,000,000)	$225,000,000	$236,720,705	$(235,240,234)	$1,480,471	$-
TBAs - Short	$-	$751,000,000	$(751,000,000)	$-	$-	$-	$-	$-

For the Year Ended December 31, 2013
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$40,000,000	$715,000,000	$(755,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$1,402,000,000	$(1,402,000,000)	$-	$-	$-	$-	$-

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

Certain of the Company’s linked transactions became unlinked during the periods presented. For the year ended December 31, 2014, 6 Non-Agency RMBS with security fair values of $119.3 million, and related repurchase agreement borrowings of $100.7 million, became unlinked, and the Company recorded a net realized loss of $1.9 million, from the unlinking of the linked transactions. For the year ended December 31, 2013 Non-Agency RMBS with security fair values of $141.6 million, and related repurchase agreement borrowings of $118.8 million, were unlinked, and the Company recorded a net realized loss of $4.0 million, from the unlinking of the linked transactions. For the year ended December 31, 2012, Non-Agency RMBS and CMBS with a fair value of $161.7 million and $45.3 million, respectively, and related repurchase agreement borrowings secured by Non-Agency RMBS and CMBS of $131.7 million and $37.2 million, respectively, were unlinked, and the Company recorded net realized gains of $3.4 million, from the unlinking of the linked transactions.

The following table presents certain information related to the securities accounted for as part of linked transactions for the year ended December 31, 2014:

					For the Year Ended December 31, 2014
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Loss	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$135,836,900	$122,943,942	$124,873,523	$265,216	$8,689,418	$(5,819,864)	$7,717,452	$10,587,006	3.87%	5.60
CMBS	15,000,000	14,617,851	14,904,740	15,485	861,288	235,185	820,037	1,916,510	2.12%	0.76
Total	$150,836,900	$137,561,793	$139,778,263	$280,701	$9,550,706	$(5,584,679)	$8,537,489	$12,503,516	3.69%	5.12

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of December 31, 2014:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$102,713,873	1.74%	0.05
CMBS	10,650,000	1.68%	0.08
	$113,363,873	1.74%	0.06

The following table presents certain information related to the securities accounted for as part of linked transactions for the period ended December 31, 2013:

					For the Year Ended December 31, 2013
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Loss	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$257,864,071	$232,618,716	$240,529,122	$63,371	$13,035,620	$(108,905)	$(8,065,222)	$4,861,493	3.40%	5.42
CMBS	33,870,000	31,616,351	31,732,228	23,491	797,427	153,478	(201,790)	749,115	1.71%	3.03
Total	$291,734,071	$264,235,067	$272,261,350	$86,862	$13,833,047	$44,573	$(8,267,012)	$5,610,608	3.20%	5.14

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of December 31, 2013:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$199,694,315	1.89%	0.15
CMBS	23,152,000	1.47%	0.03
	$222,846,315	1.85%	0.14

The following table presents certain information related to the securities accounted for as part of linked transactions for the year ended December 31, 2012:

					For the Year Ended December 31, 2012
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$335,905,342	$305,634,794	$313,846,243	839,347	$9,238,720	$9,786,473	$2,266,068	$21,291,261	4.84%	6.53
ABS	-	-	-	-	230,160	134,178	1,041,444	1,405,782	-	-
CMBS	13,870,000	12,814,226	12,743,380	37,308	695,969	(70,846)	1,661,167	2,286,290	3.56%	6.73
Total	$349,775,342	$318,449,020	$326,589,623	$876,655	$10,164,849	$9,849,805	$4,968,679	$24,983,333	4.79%	6.54

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of December 31, 2012:

	Repurchase Agreement Data
Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$272,755,454	1.87%	0.04
CMBS	9,588,000	1.21%	0.06
	$282,343,454	1.85%	0.04

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company has also sold short U.S. Treasury securities contracts to help mitigate the potential impact of changes in interest rates. The Company had no short positions in U.S. Treasury securities as of December 31, 2014.

As of December 31, 2013 the Company had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional amount of $27.5 million and $28.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of December 31, 2013, the U.S. Treasury securities had a weighted average maturity of 6.6 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $27.5 million, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of December 31, 2013, the reverse repurchase agreements had a weighted average maturity of January 3, 2014. Changes in fair value of the borrowed securities are recorded in the “Unrealized gain/(loss) on derivative and other instruments, net” line item on the consolidated statement of operations. During the year ended December 31, 2013, the Company recorded unrealized gains of $0.0 million on the borrowed securities. Realized gains and losses are recorded in the “Net realized gain/(loss) line item on the consolidated statement of operations. During the year ended December 31, 2013, the Company recorded $0.0 million of realized losses.

The Company had no short positions in U.S. Treasury securities as of December 31, 2012.

8. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of December 31, 2014, December 31, 2013, and December 31, 2012 the Company’s outstanding warrants, unvested shares of restricted common stock and restricted stock units were as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Warrants	1,007,500	1,007,500	1,642,000
Restricted stock granted to the Manager	-	10,064	23,480
Restricted stock units granted to the Manager	60,000	-	-
Restricted stock granted to the independent directors	-	2,500	4,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the years ended December 31, 2014 and December 31, 2013, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. During the year ended December 31, 2012, the average market value per share of the Company’s common stock was above the exercise price of the warrants, and therefore the warrants were included in the Company’s diluted weighted average shares outstanding in accordance with ASC 260.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$95,926,152	$(45,048,052)	$130,798,907

Denominator:
Basic weighted average common shares outstanding	28,379,782	28,022,565	18,167,227
Dilutive effect of manager and director restricted stock, restricted stock units and warrants	44,386	-	59,833
Dilutive weighted average common shares outstanding	28,424,168	28,022,565	18,227,060

Basic Earnings/(Loss) Per Share of Common Stock:	$3.38	$(1.61)	$7.20
Diluted Earnings/(Loss) Per Share of Common Stock:	$3.37	$(1.61)	$7.18

The following table details dividends paid on the Company’s common stock during the years ended December 31, 2014, 2013, and 2012:

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

2012
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/14/2012	3/30/2012	4/27/2012	$0.70
6/7/2012	6/29/2012	7/27/2012	0.70
9/6/2012	9/18/2012	10/26/2012	0.77
12/6/2012	12/18/2012	1/28/2013	0.80

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table details dividends paid on the Company’s preferred stock:

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

2012
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	8/16/2012	8/31/2012	9/17/2012	$0.2521
8.25% Series A	11/16/2012	11/30/2012	12/17/2012	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	11/16/2012	11/30/2012	12/17/2012	$0.44

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

For the years ended December 31, 2014, and 2013, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2015, and 2014, respectively. In conjunction with this, the Company accrued an excise tax of $1.7 million, and $1.5 million, respectively, which is included in the excise tax payable line item on the accompanying consolidated balance sheet.

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

A domestic TRS is subject to federal, state and local corporate income taxes. During the year ended December 31, 2013, the Company recognized an income tax expense of $3.0 million related to the income and sale of investments held within the Company’s domestic TRSs.

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

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the years ended December 31, 2014, and December 31, 2013 all income distributed was in the form of common and preferred dividends and was characterized as ordinary income. For the year ended December 31, 2012, 13.51% of income distributed in the form of common and preferred dividends has been characterized as capital gains and 86.49% has been characterized as ordinary income.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2014, 2013 or 2012. The Company’s federal income tax return for the last three tax years is open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. At its regular quarterly meeting in April 2014, the Board of Directors approved the renewal of the management agreement for an additional one-year period ending June 30, 2015. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s IPO), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company incurred management fees of $10.1 million, $10.7 million and $6.4 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2014, December 31, 2013, and December 31, 2012, no event of termination of the management agreement had occurred.

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

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the year ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company expensed in to Other operating expenses $6.9 million, $6.5 million, and $2.2 million, respectively, of reimbursable expenses payable to the Manager. To facilitate the ramp-up and establishment of the Company, the Manager waived its right to receive $2.2 million of expense reimbursement for the year ended December 31, 2012. The manager did not waive any expense reimbursements for the year ended December 31, 2014 or the year ended December 31, 2013.

Restricted stock grants

On July 6, 2011 (the date of consummation of the IPO), the Company entered into (i) a restricted stock award agreement with the Manager under the Manager Equity Incentive Plan, pursuant to which the Manager received 40,250 shares of the Company’s common stock, which vest ratably on a quarterly basis over a three-year period that began on October 1, 2011 and (ii) restricted stock award agreements with the Company’s four initial independent directors under the Equity Incentive Plan, pursuant to which each of the four initial independent directors received 1,500 shares of the Company’s common stock that vest in equal installments over three years on each annual anniversary of the grant date. Following the election of the Arthur Ainsberg as an independent director at the 2013 Annual Meeting of Stockholders, 500 shares of the Company’s common stock that vested on July 6, 2014 were granted to Mr. Ainsberg under the Equity Incentive Plan. As of July 6, 2014, an aggregate of 46,750 shares awarded to the Manager and the independent directors were fully vested.

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of December 31, 2014, 149,142 shares of common stock were available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

On or around July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of December 31, 2014, all of these units remained outstanding.

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

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2014:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year	30,376	20.25
Granted	67,796	18.68
Cancelled/forfeited	-	-
Unrestricted	(15,746)	18.10
Outstanding at end of year	82,426	19.37
Unvested at end of year	60,000	18.86

(1) The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year	36,728	20.14
Granted	7,064	20.35
Cancelled/forfeited	-	-
Unrestricted	(13,416)	20.00
Outstanding at end of year	30,376	20.25
Unvested at end of year	12,564	20.12

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2012:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year	44,500	19.96
Granted	5,644	21.24
Cancelled/forfeited	-	-
Unrestricted	(13,416)	20.00
Outstanding at end of year	36,728	20.14
Unvested at end of year	27,480	20.00

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2014, December 31, 2013, and December 31, 2012, 20,360, 21,980 and 21,060 shares of total restricted stock vested, respectively.

At December 31, 2014, the Company had unrecognized compensation expense of $0.7 million related to the unvested shares of restricted common stock. The total fair value of restricted shares vested for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was approximately $0.4 million, $0.4 million and $0.4 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense at December 31, 2014 is expected to be recognized over a weighted average period of 18 months.

The Company capitalized equity based compensation expense of $0.4 million, $0.4 million and $0.5 million during years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, associated with the amortization of restricted stock.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. At December 31, 2014, approximately $549.5 million of our securities, including capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over- allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Company’s Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2014, the Company had declared all required quarterly dividends on the Company’s Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of December 31, 2014, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Company’s Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series B Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2014, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

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

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). No warrants were exercised for the year ending December 31, 2014. For the years ended December 31, 2013 and December 31, 2012, warrants were exercised by the cashless exercise option, which resulted in the issuance of 20,101 and 60,453 shares, respectively, of common stock. No proceeds were received in connection with the exercise of the cashless option. For the years ended December 31, 2013 and December 31, 2012, warrants were exercised by the cash exercise option, which resulted in the issuance of 196,250 and 380,999 shares, respectively, of common stock for proceeds to the Company of $4.0 million and $7.8 million, respectively.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant commitments and contingencies at December 31, 2014 and December 31, 2013.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

AG Mortgage Investment Trust Inc. and Subsidiaries Notes to Consolidated Financial Statements

13. Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Statement of Operations Data:
Net Interest Income
Interest income	$34,142,740	$36,079,435	$36,197,633	$35,153,380
Interest expense	6,146,587	6,783,768	6,819,731	6,747,312
	27,996,153	29,295,667	29,377,902	28,406,068

Other Income
Net realized gain/(loss)	548,860	(1,826,360)	10,539,221	(5,623,767)
Income/(loss) from linked transactions, net	4,126,741	3,409,366	3,481,936	1,485,473
Realized loss on periodic interest settlements of derivative instruments, net	(6,307,857)	(5,773,644)	(5,260,449)	(4,919,237)
Unrealized gain/(loss) on real estate securities and loans, net	29,367,044	42,653,828	(19,457,277)	19,916,461
Unrealized gain/(loss) on derivative and other instruments, net	(19,180,715)	(23,917,820)	9,459,244	(17,616,139)
	8,554,073	14,545,370	(1,237,325)	(6,757,209)

Expenses
Management fee to affiliate	2,500,525	2,507,487	2,548,601	2,532,626
Other operating expenses	2,643,681	2,739,225	3,140,272	3,351,249
Servicing fees	-	162,717	157,016	191,786
Equity based compensation to affiliate	81,073	73,586	67,562	68,910
Excise tax	500,000	375,000	533,539	375,000
	5,725,279	5,858,015	6,446,990	6,519,571

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	30,824,947	37,983,022	21,693,587	15,129,288
Income tax benefit/(expense)	-	(92,795)	172,709	-
Equity in earnings/(loss) from affiliates	361,295	3,275,056	523,316	(474,857)
Net Income/(Loss)	31,186,242	41,165,283	22,389,612	14,654,431

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$27,818,888	$37,797,929	$19,022,258	$11,287,077

Earnings/(Loss) Per Share of Common Stock
Basic	$0.98	$1.33	$0.67	$0.40
Diluted	$0.98	$1.33	$0.67	$0.40

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Statement of Operations Data:
Net Interest Income
Interest income	$38,617,716	$42,267,747	$33,278,284	$36,836,926
Interest expense	6,875,962	7,289,211	5,584,419	5,803,681
	31,741,754	34,978,536	27,693,865	31,033,245

Other Income
Net realized gain/(loss)	4,995,748	(74,554,810)	(42,667,835)	(3,367,951)
Income/(loss) from linked transactions, net	6,177,888	(3,361,562)	(519,785)	3,314,068
Realized loss on periodic interest settlements of interest rate swaps, net	(5,272,343)	(6,809,777)	(9,123,233)	(6,706,874)
Unrealized gain/(loss) on real estate securities and loans, net	(17,711,381)	(83,093,338)	40,136,126	(23,526,713)
Unrealized gain/(loss) on derivative and other instruments, net	5,223,241	67,905,018	(5,779,945)	21,764,006
	(6,586,847)	(99,914,469)	(17,954,672)	(8,523,464)

Expenses
Management fee to affiliate	2,859,340	2,813,003	2,523,547	2,492,835
Other operating expenses	2,274,370	2,686,584	2,819,431	3,064,603
Equity based compensation to affiliate	114,528	17,350	55,105	64,464
Excise tax	500,000	518,859	373,083	91,688
	5,748,238	6,035,796	5,771,166	5,713,590

Income/(loss) before income taxes and equity in earnings from affiliate	19,406,669	(70,971,729)	3,968,027	16,796,191
Income taxes	(2,632,269)	(23,510)	(122,979)	(262,858)
Equity in earnings from affiliate	(3,591)	(240,050)	2,155,471	351,992
Net Income/(Loss)	16,770,809	(71,235,289)	6,000,519	16,885,325

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$13,403,455	$(74,602,643)	$2,633,165	$13,517,971

Earnings/(Loss) Per Share of Common Stock
Basic	$0.49	$(2.66)	$0.09	$0.48
Diluted	$0.49	$(2.66)	$0.09	$0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, in ensuring that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company's internal control over financial reporting is effective as of December 31, 2014.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (i) the maximum tax rate on "qualified dividend income" received by U.S. holders taxed at individual rates is 20%, (ii) the maximum tax rate on long-term capital gain applicable to U.S. holders taxed at individual rates is 20%, and (iii) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Generally, REIT dividends are not treated as “qualified dividends,” and are not eligible for the reduced 20% rate. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2014 annual meeting of stockholders to be held on or about May 6, 2015, or the Proxy Statement, to be filed with the SEC within 120 days after December 31, 2014.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d) (4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 11. Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e) (4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14. Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

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

3.	Exhibits:

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Manager Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

Exhibit No.	Description
*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

March 2, 2015	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

March 2, 2015	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 2, 2015	By:	/s/ DAVID N. ROBERTS
David Roberts
Director and Chief Executive Officer

March 2, 2015	By:	/s/ JONATHAN LIEBERMAN
Jonathan Lieberman
Director, President and Chief Investment Officer

March 2, 2015	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier
Director

March 2, 2015	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg
Director

March 2, 2015	By:	/s/ ANDREW L. BERGER
Andrew L. Berger
Director

March 2, 2015	By:	/s/ JOSEPH LAMANNA
Joseph LaManna
Director

March 2, 2015	By:	/s/ PETER LINNEMAN
Peter Linneman
Director

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-K

December 31, 2014

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Manager Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

Exhibit No.	Description
*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

