Form 10-Q
period 2015-03-31
AG Mortgage Investment Trust, Inc.
filed 2015-05-07
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 28,389,211 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Real estate securities, at fair value:
Agency - $1,567,961,574 and $1,691,194,581 pledged as collateral, respectively	$1,717,271,435	$1,808,314,746
Non-Agency - $1,169,149,256 and $1,088,398,641 pledged as collateral, respectively	1,249,988,396	1,140,077,928
ABS - $69,067,254 and $66,693,243 pledged as collateral, respectively	69,067,254	66,693,243
CMBS - $101,522,360 and $96,920,646 pledged as collateral, respectively	105,122,313	100,520,652
Residential mortgage loans, at fair value -$72,247,373 and $73,407,869 pledged as collateral, respectively	82,392,720	85,089,859
Commercial loans, at fair value - $62,800,000 pledged as collateral	72,800,000	72,800,000
U.S. Treasury securities, at fair value - $75,509,766 and $0 pledged as collateral, respectively	100,679,688	-
Investments in affiliates	33,125,334	20,345,131
Excess mortgage servicing rights, at fair value	579,734	628,367
Linked transactions, net, at fair value	-	26,695,091
Cash and cash equivalents	42,107,692	64,363,514
Restricted cash	30,655,747	34,477,975
Interest receivable	11,789,233	11,886,019
Receivable under reverse repurchase agreements	25,125,000	-
Derivative assets, at fair value	4,031,370	11,382,622
Other assets	10,142,710	10,543,072
Due from broker	4,826,056	4,586,912
Total Assets	$3,559,704,682	$3,458,405,131

Liabilities
Repurchase agreements	$2,670,615,233	$2,644,955,948
Securitized debt	38,405,163	39,777,914
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	25,009,766	-
Payable on unsettled trades	63,437,176	-
Interest payable	2,598,608	2,461,494
Derivative liabilities, at fair value	8,812,676	8,608,209
Dividend payable	17,032,569	17,031,609
Due to affiliates	4,416,366	4,850,807
Accrued expenses	2,376,904	2,285,339
Taxes payable	596,191	1,743,516
Due to broker	1,258,715	4,015,152
Total Liabilities	2,834,559,367	2,725,729,988

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,387,615 and 28,386,015 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	283,877	283,861
Additional paid-in capital	586,158,388	586,051,751
Retained earnings/(deficit)	(22,510,955)	(14,874,474)
Total Stockholders' Equity	725,145,315	732,675,143

Total Liabilities & Stockholders' Equity	$3,559,704,682	$3,458,405,131

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Net Interest Income
Interest income	$36,380,265	$34,142,740
Interest expense	7,514,178	6,146,587
	28,866,087	27,996,153

Other Income
Net realized gain/(loss)	(9,649,926)	548,860
Income/(loss) from linked transactions, net	-	4,126,741
Realized loss on periodic interest settlements of derivative instruments, net	(3,461,227)	(6,307,857)
Unrealized gain/(loss) on real estate securities and loans, net	11,259,718	29,367,044
Unrealized gain/(loss) on derivative and other instruments, net	(8,920,798)	(19,180,715)
	(10,772,233)	8,554,073

Expenses
Management fee to affiliate	2,507,090	2,500,525
Other operating expenses	3,077,998	2,643,681
Servicing fees	174,999	-
Equity based compensation to affiliate	76,680	81,073
Excise tax	375,000	500,000
	6,211,767	5,725,279

Income/(loss) before equity in earnings/(loss) from affiliates	11,882,087	30,824,947
Equity in earnings/(loss) from affiliates	881,355	361,295
Net Income/(Loss)	12,763,442	31,186,242

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$9,396,088	$27,818,888

Earnings/(Loss) Per Share of Common Stock
Basic	$0.33	$0.98
Diluted	$0.33	$0.98

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,387,615	28,371,419
Diluted	28,412,205	28,373,794

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	5,764	58	-	-	127,092	-	127,150
Common dividends declared	-	-	-	-	-	(17,024,351)	(17,024,351)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	31,186,242	31,186,242
Balance at March 31, 2014	28,371,419	$283,715	$49,920,772	$111,293,233	$585,746,580	$(31,891,879)	$715,352,421

Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Grant of restricted stock and amortization of equity based compensation	1,600	16	-	-	106,637	-	106,653
Common dividends declared	-	-	-	-	-	(17,032,569)	(17,032,569)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	12,763,442	12,763,442
Balance at March 31, 2015	28,387,615	$283,877	$49,920,772	$111,293,233	$586,158,388	$(22,510,955)	$725,145,315

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$12,763,442	$31,186,242
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gain)/loss	9,649,926	(548,860)
Net amortization of premium	5,491,860	2,922,253
Net realized and unrealized (gains)/losses on securities underlying linked transactions	-	386,168
Unrealized (gains)/losses on derivative and other instruments, net	8,920,798	19,180,715
Unrealized (gains)/losses on real estate securities and loans, net	(11,259,718)	(29,367,044)
Equity based compensation to affiliate	76,680	81,073
Equity based compensation expense	29,973	50,103
Change in operating assets/liabilities:
Interest receivable	490,583	(339,191)
Other assets	276,995	(252,628)
Due from broker	(239,144)	372,589
Interest payable	(1,417,363)	856,985
Due to affiliates	(434,441)	(483,771)
Accrued expenses	91,565	384,631
Due to broker	-	(871,813)
Taxes payable	(1,147,325)	-
Net cash provided by operating activities	23,293,831	23,557,452

Cash Flows from Investing Activities
Purchase of real estate securities	(270,027,414)	(240,437,084)
Purchase of residential mortgage loans	-	(35,075,171)
Purchase of commercial loans	-	(9,927,833)
Purchase of U.S. treasury securities	(356,445,072)	-
Investments in affiliates	(12,150,900)	(11,358,666)
Purchase of securities underlying linked transactions	-	(22,064,245)
Proceeds from sale of real estate securities	326,102,175	29,794,180
Proceeds from sale of securities underlying linked transactions	-	9,678,945
Proceeds from sales of U.S. treasury securities	280,406,573	-
Distribution received from investments in affiliates	6,093	189,786
Principal repayments on real estate securities	101,246,269	79,295,393
Principal repayments on residential mortgage loans	1,858,700	-
Principal repayments on securities underlying linked transactions	-	27,469,319
Receipt of premium for interest rate swaptions	-	433,750
Payment of premium for interest rate swaptions	-	(300,000)
Net proceeds from (payment made) on reverse repurchase agreements	(25,132,464)	(15,844,597)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	24,015,493	14,968,756
Net settlement of interest rate swaps	(12,095,409)	652,643
Net settlement of TBAs	2,155,078	-
Cash flows used in other investing activities	1,548,985	(4,811,377)
Restricted cash provided by (used in) investing activities	11,496,435	(11,495,662)
Net cash provided by (used in) investing activities	72,984,542	(188,831,863)

Cash Flows from Financing Activities
Borrowings under repurchase agreements	7,248,785,207	5,267,402,235
Borrowings under repurchase agreements underlying linked transactions	-	464,748,879
Repayments of repurchase agreements	(7,336,489,795)	(5,089,859,251)
Repayments of repurchase agreements underlying linked transactions	-	(501,016,236)
Net collateral received from (paid to) derivative counterparty	(11,862,625)	(9,509,852)
Net collateral received from (paid to) repurchase counterparty	1,431,981	959,845
Dividends paid on common stock	(17,031,609)	(17,020,893)
Dividends paid on preferred stock	(3,367,354)	(3,367,354)
Net cash provided by (used in) financing activities	(118,534,195)	112,337,373

Net change in cash and cash equivalents	(22,255,822)	(52,937,038)
Cash and cash equivalents, Beginning of Period	64,363,514	86,190,011
Cash and cash equivalents, End of Period	$42,107,692	$33,252,973

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$7,156,994	$7,274,129
Cash paid for income tax	$1,522,625	$1,372,482
Transfer from Linked Transactions to real estate securities	$139,778,263	$-
Transfer from Linked Transactions to repurchase agreements	$113,363,873	$-
Real estate securities recorded upon unlinking of Linked Transactions	$-	$26,753,471
Repurchase agreements recorded upon unlinking of Linked Transactions	$-	$21,013,315
Transfer from residential mortgage loans to other assets	$1,002,533	$-
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$17,032,569	$17,024,351
Decrease of securitized debt	$1,810,119	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored enterprise such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae, (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

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

Previously the Company classified gains and losses related to linked transactions in the “Net realized gain/(loss)” line item, however the Company subsequently included such gains and losses in the “Income/(loss) from linked transactions, net” line item prior to the adoption of Accounting Standards Update (“ASU”) 2014-11 Transfers and Servicing (Topic 860), “Repurchase to Maturity Transactions, Repurchase Financings and Disclosures” as the Company believes this presentation is most consistent with the accounting for other components of net income on linked transactions captured within that line. Refer to Note 7 for further detail on the adoption of ASU 2014-11.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of March 31, 2015, the Company held $0.4 million of money market securities. The Company held no money market securities at December 31, 2014. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral is included in the due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

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

March 31, 2015

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

The Company accounts for its securities under ASC 310 and ASC 325, and evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

Increases in interest income may be recognized on a security which the Company previously recorded an OTTI charge if the performance of such security subsequently improves.

Securities in an unrealized loss position at March 31, 2015 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

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

March 31, 2015

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

Investments in affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825; as such the Company will treat its investments in affiliates consistently with this election. The investments in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

Excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to excess mortgage servicing rights (“MSRs”). The Company has chosen to make a fair value election pursuant to ASC 825 for MSRs. MSRs are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain (loss) on derivative and other instruments, net.”

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

In variable interest entities (“VIEs”), an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. Refer to Note 3 for more detail.

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

March 31, 2015

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

The Company’s accrual of interest, discount accretion and premium amortization for U.S. federal and other tax purposes differs from the financial accounting treatment of these items as described above.

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

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2015 and December 31, 2014, the Company has met all margin call requirements.

On June 12, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-11. This amendment requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. Public business entities are required to apply the accounting changes for the first interim or annual reporting period beginning after December 15, 2014. Entities must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

Prior to the adoption of ASU 2014-11, in instances where the Company acquired assets through repurchase agreements with the same counterparty from whom the assets were purchased, ASC 860-10 required the initial transfer of a financial asset and repurchase financing that were entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer was accounted for separately from the repurchase financing, and the Company recorded the assets and the related financing on a gross basis on its consolidated balance sheet with the corresponding interest income and interest expense recorded on a gross basis in the consolidated statement of operations. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments were recorded at fair value with subsequent changes in fair value recognized in income. The Company referred to these transactions as Linked Transactions. The Company recorded interest income, interest expense, and gains and losses related to linked transactions in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When a transaction was no longer considered to be linked, the real estate asset and related repurchase financing was reported on a gross basis. The unlinking of a transaction caused a realized event in which the fair value of the real estate asset as of the date of unlinking became the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss. Recognition of effective yield for such security was calculated prospectively using the new cost basis. ASU 2014-11 eliminated this guidance for repurchase financings and instead requires that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This guidance effectively changes the accounting for linked financings to secured borrowing accounting. Refer to Note 7 for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2015 and December 31, 2014, the Company did not have any derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheet based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income/(loss) as opposed to net income/(loss) reported on the Company’s GAAP financial statements. Taxable income/(loss), generally, will differ from net income/(loss) reported on the financial statements because the determination of taxable income/(loss) is based on tax provisions and not financial accounting principles.

The Company has elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”) and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.

While a domestic TRS will generate net income/(loss), a domestic TRS can declare dividends to the Company which will be included in the Company’s taxable income/(loss) and necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the domestic TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state and local corporate income taxes.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and restricted stock units issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Shares of restricted common stock held by the Manager and independent directors accrue dividends, but these dividends are not paid until vested and are therefore not considered to be participating shares. Restricted stock units granted to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate. The Company has elected to use the straight-line method to amortize compensation expense for the restricted common shares and restricted stock units granted to the Manager.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

In February 2015, the FASB issued ASU 2015-2, “Consolidation” (“ASU 2015-2”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company is currently assessing the impact of this guidance.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at March 31, 2015 and December 31, 2014. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

The following table details the Company’s real estate securities portfolio as of March 31, 2015:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$120,481,882	$5,630,716	$126,112,598	$2,892,474	$-	$129,005,072	3.72%	2.76%
30 Year Fixed Rate	907,692,408	41,572,317	949,264,725	22,223,509	(126,557)	971,361,677	3.80%	3.10%
Fixed Rate CMO	85,659,227	826,794	86,486,021	3,224,801	-	89,710,822	3.00%	2.80%
ARM	408,557,899	(802,634)	407,755,265	10,931,406	-	418,686,671	2.42%	2.69%
Interest Only	712,419,711	(603,767,274)	108,652,437	3,642,435	(3,787,679)	108,507,193	4.44%	7.86%
Credit Investments:
Non-Agency RMBS	1,716,983,671	(488,239,998)	1,228,743,673	25,851,505	(4,606,782)	1,249,988,396	3.54%	5.50%
ABS	68,967,873	(524,344)	68,443,529	1,062,967	(439,242)	69,067,254	5.20%	5.49%
CMBS	216,126,251	(119,511,371)	96,614,880	2,651,983	(150,577)	99,116,286	5.02%	6.45%
CMBS Interest Only	52,357,700	(46,582,626)	5,775,074	230,953	-	6,006,027	1.85%	5.76%
Total	$4,289,246,622	$(1,211,398,420)	$3,077,848,202	$72,712,033	$(9,110,837)	$3,141,449,398	3.68%	4.31%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table details the Company’s real estate securities portfolio as of December 31, 2014:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$6,009,532	$131,547,616	$2,267,721	$(72,467)	$133,742,870	3.72%	2.79%
30 Year Fixed Rate	973,102,647	46,665,955	1,019,768,602	17,222,909	(967,492)	1,036,024,019	3.90%	3.15%
Fixed Rate CMO	88,345,864	880,994	89,226,858	1,548,517	-	90,775,375	3.00%	2.81%
ARM	421,043,957	(888,105)	420,155,852	7,570,945	(189,430)	427,537,367	2.42%	2.71%
Interest Only	754,905,240	(638,264,371)	116,640,869	5,941,701	(2,347,455)	120,235,115	4.51%	7.79%
Credit Investments:
Non-Agency RMBS	1,303,432,523	(181,488,454)	1,121,944,069	24,415,728	(6,281,869)	1,140,077,928	4.26%	5.62%
ABS	67,696,117	(379,648)	67,316,469	322,074	(945,300)	66,693,243	5.15%	5.55%
CMBS	220,026,552	(127,623,416)	92,403,136	2,138,358	(146,791)	94,394,703	5.13%	6.65%
CMBS Interest Only	52,357,700	(46,424,765)	5,932,935	193,014	-	6,125,949	1.85%	5.73%
Total	$4,006,448,684	$(941,512,278)	$3,064,936,406	$61,620,967	$(10,950,804)	$3,115,606,569	3.97%	4.31%

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	$438,800,357	$(6,320,637)	$90,771,025	$(2,790,200)
December 31, 2014	551,097,657	(6,921,385)	224,261,493	(4,029,419)

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

For the three months ended March 31, 2015 the Company recognized $2.7 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $2.7 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $2.7 million of OTTI recorded, $1.1 million related to securities where OTTI was not previously recognized. For the three months ended March 31, 2014 the Company recognized an OTTI charge of $0.6 million, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.6 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $0.6 million of OTTI recorded, $0.1 million related to securities where OTTI was not previously recognized.

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

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of March 31, 2015:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$22,175,588	$22,140,661	4.06%
Greater than one year and less than or equal to five years	122,540,361	120,267,738	2.59%	72,680,755	72,717,557	4.03%	645,098,126	636,930,130	4.01%
Greater than five years and less than or equal to ten years	1,466,509,816	1,429,833,748	3.44%	35,826,438	35,934,880	5.68%	640,087,087	629,894,268	3.01%
Greater than ten years	19,714,065	19,517,123	3.58%	-	-	-	116,817,162	110,612,097	5.85%
Total	$1,608,764,242	$1,569,618,609	3.38%	$108,507,193	$108,652,437	4.44%	$1,424,177,963	$1,399,577,156	3.63%

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table details weighted average life by Agency RMBS, Agency IO and Credit Investments as of December 31, 2014:

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

For the three months ended March 31, 2015, the Company sold 18 securities for total proceeds of $326.1 million, recording realized gains of $5.5 million and realized losses of $0.8 million, respectively.

For the three months ended March 31, 2014, the Company sold 3 securities for total proceeds of $29.8 million, with an additional $152.5 million of proceeds on 7 unsettled security sales as of quarter end, recording realized gains of $0.7 million and realized losses of $0.7 million, respectively.

There were no sales of investments held within affiliated entities for the three months ended March 31, 2015 or March 31, 2014.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

The Company invests in credit sensitive commercial real estate assets through affiliated entities, and has applied the equity method of accounting for such investments. As of March 31, 2015, the investments had a fair market value of $54.7 million and a weighted average yield of 10.75%. The underlying entities financed the acquisition of certain investments with repurchase agreements. As of March 31, 2015, the repurchase agreement balance, collateral pledged, and rate were $21.3 million, $28.2 million and 3.00%, respectively. As of December 31, 2014, the investments had a fair market value of $42.0 million and a weighted average yield of 12.13%. The underlying entities financed the acquisition of certain investments with repurchase agreements. As of December 31, 2014, the repurchase agreement balance, collateral pledged, and rate were $21.3 million, $28.4 million and 3.00%, respectively. The Company has presented these investments and any related repurchase financing net on the consolidated balance sheet in the “Investments in affiliates” line item, and all income statement components on the consolidated statement of operations within “Equity in earnings/(loss) from affiliates.”

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in a SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement. Refer to Note 2 for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of March 31, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $46.1 million and $47.6 million, respectively. As of March 31, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $38.4 million and $39.8 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of March 31, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.54% and 5.50%, respectively, and a weighted average yield of 6.14% and 5.14%, respectively. As of March 31, 2015, and December 31, 2014, the Company has recorded secured financing of $38.4 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of March 31, 2015 and December 31, 2014, the consolidated tranche had a weighted average life of 3.23 years and 3.40 years, respectively and a weighted average yield of 3.55% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of March 31, 2015:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses (2)	Fair Value	Coupon	Yield	Life
Residential mortgage loans	$113,434,341	$(32,556,999)	$80,877,342	$1,778,783	$(263,405)	$82,392,720	5.47%	8.66%	6.17

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

The table below summarizes the distribution of the Company’s residential mortgage loans at fair value:

	March 31, 2015		December 31, 2014
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$67,618,680	$87,816,458	$68,581,824	$89,493,175
Non-Performing	14,774,040	25,617,883	16,508,035	30,389,661
	$82,392,720	$113,434,341	$85,089,859	$119,882,836

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	March 31, 2015	December 31, 2014
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	97%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	17%	16%
California	10%	11%
Florida	6%	8%
Maryland	5%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months ended March 31, 2015 and March 31, 2014, respectively:

	Three Months Ended
	March 31, 2015	March 31, 2014
Beginning Balance	$38,008,263	$-
Additions	-	17,159,216
Accretion	(1,865,295)	(243,898)
Reclassifications from/(to) non-accretable difference	4,356,113	-
Disposals	(1,041,317)	-
Ending Balance	$39,457,764	$16,915,318

As of March 31, 2015, the Company’s residential mortgage loan portfolio is comprised of 560 conventional loans with original loan balances between $5,000 and $1.1 million.

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio at March 31, 2015.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life	Stated Maturity Date (6)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(193,809)	$29,806,191	$193,809	$-	$30,000,000	6.50%	8.76%	2.52	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(138,088)	32,661,912	138,088	-	32,800,000	5.00%	6.15%	1.20	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(59,200)	9,940,800	59,200	-	10,000,000	13.50%	15.86%	1.36	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(391,097)	$72,408,903	$391,097	$-	$72,800,000	6.79%	8.56%	1.77

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

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio at December 31, 2014.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life	Stated Maturity Date (6)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(240,326)	$29,759,674	$240,326	$-	$30,000,000	6.50%	8.76%	2.77	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(189,506)	32,610,494	189,506	-	32,800,000	5.00%	6.15%	1.45	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(66,187)	9,933,813	66,187	-	10,000,000	13.50%	15.77%	1.61	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(496,019)	$72,303,981	$496,019	$-	$72,800,000	6.79%	8.55%	2.02

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

During the three months ended March 31, 2015 the Company recorded $0.3 million of discount accretion. During the three months ended March 31, 2014 the Company recorded $0.0 million of discount accretion.

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

The securities underlying the Company’s linked transactions were valued using similar techniques to those used for the Company’s securities portfolio. The value of the underlying security was then netted against the carrying amount (which approximates fair value) of the repurchase agreement at the valuation date. Additionally, TBA instruments are similar in form to the Company’s Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

U.S. Treasury securities are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$129,005,072	$-	$129,005,072
30 Year Fixed Rate	-	971,361,677	-	971,361,677
Fixed Rate CMO	-	89,710,822	-	89,710,822
ARM	-	418,686,671	-	418,686,671
Interest Only	-	108,507,193	-	108,507,193
Credit Investments:
Non-Agency RMBS	-	740,443,224	509,545,172	1,249,988,396
ABS	-	-	69,067,254	69,067,254
CMBS	-	45,305,727	53,810,559	99,116,286
CMBS Interest Only	-	-	6,006,027	6,006,027
Residential mortgage loans	-	-	82,392,720	82,392,720
Commercial loans	-	-	72,800,000	72,800,000
U.S. Treasury Securities	100,679,688	-	-	100,679,688
Excess mortgage servicing rights	-	-	579,734	579,734
Derivative assets	-	4,031,370	-	4,031,370
Total Assets Carried at Fair Value	$100,679,688	$2,507,051,756	$794,201,466	$3,401,932,910

Liabilities:
Securitized debt	$-	$(38,405,163)	$-	$(38,405,163)
Securities borrowed under reverse repurchase agreements	(25,009,766)	-	-	(25,009,766)
Derivative liabilities	-	(8,812,676)	-	(8,812,676)
Total Liabilities Carried at Fair Value	$(25,009,766)	$(47,217,839)	$-	$(72,227,605)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$133,742,870	$-	$133,742,870
30 Year Fixed Rate	-	1,036,024,019	-	1,036,024,019
Fixed Rate CMO	-	90,775,375	-	90,775,375
ARM	-	427,537,367	-	427,537,367
Interest Only	-	120,235,115	-	120,235,115
Credit Investments:
Non-Agency RMBS	-	684,841,649	455,236,279	1,140,077,928
ABS	-	-	66,693,243	66,693,243
CMBS	-	55,051,429	39,343,274	94,394,703
CMBS Interest Only	-	-	6,125,949	6,125,949
Residential mortgage loans	-	-	85,089,859	85,089,859
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	628,367	628,367
Linked transactions	-	21,612,360	5,082,731	26,695,091
Derivative assets	-	11,382,622	-	11,382,622
Total Assets Carried at Fair Value	$-	$2,581,202,806	$730,999,702	$3,312,202,508

Liabilities:
Securitized debt	$-	$(39,777,914)	$-	$(39,777,914)
Derivative liabilities	-	(8,608,209)	-	(8,608,209)
Total Liabilities Carried at Fair Value	$-	$(48,386,123)	$-	$(48,386,123)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2015 and March 31, 2014.

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
March 31, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$455,236,279	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	74,146,136	4,027,500	14,642,289	-	-	-	-	-
Reclassification of security type (2)	24,129,591	-	-	-	-	-	-	(5,082,731)
Proceeds from sales	(12,383,544)	(2,595,898)	-	-	-	-	-	-
Proceeds from settlement	(35,224,917)	(228,246)	(387,963)	-	(1,858,699)	-	(48,633)	-
Total net gains/(losses) (3)
Included in net income	3,641,627	1,170,655	212,959	(119,922)	(838,440)	-	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$509,545,172	$69,067,254	$53,810,559	$6,006,027	$82,392,720	$72,800,000	$579,734	$-

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of March 31, 2015 (4)	$3,447,627	$1,073,361	$212,959	$(119,922)	$(770,629)	$-	$-	$-

(1) Transfers are assumed to occur at the beginning of the period.
(2) Primarily represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$4,083,812
Net realized gain/(loss)	(16,933)
Total	$4,066,879

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$4,359,636
Net realized gain/(loss)	(516,240)
Total	$3,843,396

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Three Months Ended
March 31, 2014

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-
Purchases	75,858,929	3,022,000	-	-	35,075,171	9,927,833	1,640,500
Reclassification of security type (2)	7,507,855	6,562,500	12,683,116	-	-	-	(5,740,156)
Proceeds from sales	(10,779,244)	-	-	-	-	-	-
Proceeds from settlement	(4,119,236)	(7,566,041)	(206,807)	-	-	-	(1,140,885)
Total net gains/ (losses) (3)
Included in net income	2,936,083	297,786	1,476,593	73,523	(135,398)	72,167	428,431
Included in other comprehensive income (loss)	-	-	-	-	-	-	-
Ending Balance	$381,244,949	$73,661,029	$37,924,945	$6,398,258	$34,939,773	$10,000,000	$9,911,059

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of March 31, 2014 (4)	$2,972,279	$297,786	$1,476,593	$73,523	$(135,398)	$72,167	$372,793

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$428,431
Unrealized gain/(loss) on real estate securities and loans, net	4,989,665
Interest income	(268,911)
Total	$5,149,185

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$372,793
Unrealized gain/(loss) on real estate securities and loans, net	4,756,950
Total	$5,129,743

The Company did not have any transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2015 and March 31, 2014.

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.00% - 36.02% (5.36%)
			Projected Collateral Prepayments	0.00% - 15.00% (3.45%)
Non-Agency RMBS	$509,545,172	Discounted Cash Flow	Projected Collateral Losses	0.00% - 35.00% (11.33%)
			Projected Collateral Severities	0.00% - 80.00% (31.60%)
			Yield	4.62% - 7.25% (5.49%)
			Projected Collateral Prepayments	0.00% - 100.00% (79.59%)
ABS	$69,067,254	Discounted Cash Flow	Projected Collateral Losses	0.00% - 8.30% (6.43%)
			Projected Collateral Severities	0.00% - 30.00% (5.52%)
			Yield	4.20% - 9.98% (5.81%)
			Projected Collateral Prepayments	0.00% - 50.00% (6.27%)
CMBS	$53,810,559	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.76% - 5.78% (5.76%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
CMBS Interest Only	$6,006,027	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.52% - 40.22% (8.66%)
			Projected Collateral Prepayments	1.91% - 8.24% (6.56%)
Residential Mortgage Loans	$82,392,720	Discounted Cash Flow	Projected Collateral Losses	4.59% - 11.21% (5.99%)
			Projected Collateral Severities	20.19% - 51.78% (27.79%)
			Yield	6.15% - 15.86% (8.56%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$579,734	Discounted Cash Flow	Yield	7.16% - 7.46% (7.22%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Asset Class	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.29% - 35.48% (5.30%)
			Projected Collateral Prepayments	0.00% - 12.00% (3.21%)
Non-Agency RMBS	$455,236,279	Discounted Cash Flow	Projected Collateral Losses	0.00% - 35.00% (13.07%)
			Projected Collateral Severities	0.00% - 80.00% (36.04%)
			Yield	4.62% - 7.95% (5.55%)
			Projected Collateral Prepayments	20.00% - 100.00% (88.56%)
ABS	$66,693,243	Discounted Cash Flow	Projected Collateral Losses	0.00% - 8.30% (5.13%)
			Projected Collateral Severities	0.00% - 50.00% (7.15%)
			Yield	4.80% - 10.52% (6.34%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
CMBS	$39,343,274	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.72% - 5.78% (5.73%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
CMBS Interest Only	$6,125,949	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.60% - 23.67% (8.90%)
			Projected Collateral Prepayments	1.98% - 8.36% (6.44%)
Residential Mortgage Loans	$85,089,859	Discounted Cash Flow	Projected Collateral Losses	4.47% - 9.64% (6.20%)
			Projected Collateral Severities	20.93% - 41.94% (27.65%)
			Yield	6.15% - 15.77% (8.55%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage**	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$628,367	Discounted Cash Flow	Yield	9.09% - 12.52% (9.78%)
			Yield	4.49% - 6.45% (5.50%)
			Projected Collateral Prepayments	3.00% - 12.00% (6.94%)
Linked Transactions*	$5,082,731	Discounted Cash Flow	Projected Collateral Losses	4.00% - 14.00% (8.09%)
			Projected Collateral Severities	42.00% - 60.00% (52.87%)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of March 31, 2015:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,849,733,715	0.90%	11.4%	$2,116,899,525	$2,064,016,539	$7,100,101
31-60 days	349,901,000	1.08%	11.4%	399,242,468	393,611,106	1,108,847
61-90 days	27,423,000	1.82%	24.8%	36,814,681	35,762,537	57,038
Greater than 90 days	295,294,784	1.71%	12.0%	348,742,242	341,453,315	614,850
Total / Weighted Average	$2,522,352,499	1.03%	11.6%	$2,901,698,916	$2,834,843,497	$8,880,836

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2014:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,969,873,000	0.75%	10.4%	$2,205,969,794	$2,174,485,394	$6,903,437
31-60 days	220,953,000	1.11%	12.2%	253,788,749	249,993,183	816,574
61-90 days	51,090,128	1.26%	13.1%	60,149,910	58,111,076	171,277
Greater than 90 days	329,966,102	1.84%	17.7%	416,125,338	408,496,220	1,105,242
Total / Weighted Average	$2,571,882,230	0.93%	11.5%	$2,936,033,791	$2,891,085,873	$8,996,530

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of March 31, 2015:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	50,856,483	2.68%	2.85%	29.5%	72,247,373	72,543,319	95,139
Total / Weighted Average	$50,856,483	2.68%	2.85%	29.5%	$72,247,373	$72,543,319	$95,139

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2014:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	50,573,718	2.93%	3.08%	31.1%	73,407,869	73,084,817	709,585
Total / Weighted Average	$50,573,718	2.93%	3.08%	31.1%	$73,407,869	$73,084,817	$709,585

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in commercial mortgage loans as of March 31, 2015:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.84%	64.2%	62,800,000	62,468,103	678,721
Total / Weighted Average	$22,500,000	2.50%	2.84%	64.2%	$62,800,000	$62,468,103	$678,721

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table presents certain information regarding collateral pledged under the Company’s repurchase agreements secured by commercial mortgage loans as of December 31, 2014:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.83%	64.2%	62,800,000	62,370,168	533,832
Total / Weighted Average	$22,500,000	2.50%	2.83%	64.2%	$62,800,000	$62,370,168	$533,832

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of March 31, 2015:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$74,906,251	-0.30%	0.80%	$75,509,766	$75,022,998	$139,848
30 days or less	-	-	-	-	-	-
31-60 days	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$74,906,251	-0.30%	0.80%	$75,509,766	$75,022,998	$139,848

The Company did not hold any positions in U.S. Treasury securities at December 31 2014.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Repurchase agreements secured by Agency RMBS	$1,463,845,000	$1,583,911,000
Fair Value of Agency RMBS pledged as collateral under repurchase agreements	1,561,960,046	1,684,021,261
Repurchase agreements secured by Non-Agency RMBS, ABS and CMBS	1,058,507,499	987,971,230
Fair Value of Non-Agency RMBS, ABS and CMBS pledged as collateral under repurchase agreements	1,339,738,870	1,252,012,530
Repurchase agreements secured by Residential Mortgage Loans	50,856,483	50,573,718
Fair Value of Residential Mortgage Loans pledged as collateral under repurchase agreements	72,247,373	73,407,869
Repurchase agreements secured by Commercial Mortgage Loans	22,500,000	22,500,000
Fair Value of Commercial Mortgage Loans pledged as collateral under repurchase agreements	62,800,000	62,800,000
Repurchase agreements secured by U.S. Treasury Securities	74,906,251	-
Fair Value of Agency U.S. Treasury Securities pledged as collateral under repurchase agreements	75,509,766	-
Cash pledged (i.e., restricted cash) under repurchase agreements	12,074,672	13,374,600

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of March 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,670,615,233	$-	$2,670,615,233	$2,670,615,233	$-	$-

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 34 counterparties, under which it had outstanding debt with 22 counterparties at March 31, 2015 and December 31, 2014 on a GAAP basis.

At March 31, 2015 the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding repurchase agreements through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$86,660,525	443	12%
Credit Suisse Securities, LLC	83,581,570	95	12%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	48,577,118	9	7%
JP Morgan Securities, LLC	46,958,895	444	6%
The Royal Bank of Canada	37,680,810	33	5%

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

In addition to the amount at risk in the table above, at December 31, 2014, the Company had repurchase agreements with Credit Suisse Securities, LLC, and JP Morgan Securities, LLC and Goldman, Sachs & Co. determined to be linked. The amount at risk including linked transactions is $88.3 million, $52.8 million and $39.2 million, respectively, with weighted average maturities of 114 days, 165 days and 16 days, respectively, representing approximately 12%, 7%, and 5% of stockholders’ equity, respectively.

On April 13, 2015, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of March 31, 2015, the Company had $90.4 million of debt outstanding under this facility.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as so amended, the “WFB1 Repurchase Agreement”) with Wells Fargo Bank to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of March 31, 2015, the Company had $50.9 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”). AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. The Company records its financing at cost, which approximates its estimated fair value. As of March 31, 2015, the Company had $22.5 million of debt outstanding under this facility.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014, the Company had repurchase agreements of $113.4 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. There were no linked transactions as of March 31, 2015. See Note 7 for details.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company has also entered into non-derivative instruments to manage interest rate risk, including Agency IO securities and long and short positions in U.S. treasury securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at March 31, 2015 and December 31, 2014.

Derivative Instrument	Designation	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(8,812,676)	$(8,608,209)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	1,864,570	9,902,151
TBAs	Non-Hedge	Derivative assets, at fair value	2,166,800	1,480,471
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	100,679,688	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(25,009,766)	-
Linked transactions	Non-Hedge	Linked transactions, net, at fair value	-	26,695,091

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of March 31, 2015 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table summarizes information related to derivatives:

Non-hedge derivatives held long/(short):	March 31, 2015	December 31, 2014
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,040,000,000	$1,441,000,000
Notional amount of Receive Fix/Pay Float Interest Rate Swap Agreements	(5,000,000)	(5,000,000)
Notional amount of TBAs	180,000,000	225,000,000
Notional amount of long positions on U.S. Treasuries	100,000,000	-
Notional amount of short positions on U.S. Treasuries	(25,000,000)	-
Notional amount of Linked Transactions (1)	-	150,836,900

(1) Represents the current face of the securities comprising linked transactions as of December 31, 2014.

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	March 31, 2015	March 31, 2014
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(9,681,958)	$(18,463,039)
Interest rate swaps, at fair value	Net realized gain/(loss)	(12,095,409)	619,643
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	(119,049)
Swaptions, at fair value	Net realized gain/(loss)	-	445,000
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	686,330	(109,414)
TBAs	Net realized gain/(loss)	2,155,078	-
IO Index, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	(34,606)
IO Index, at fair value	Net realized gain/(loss)	-	129,761
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	38,774
MBS Options, at fair value	Net realized gain/(loss)	-	19,531
Linked transactions	Income/(loss) from linked transactions, net	-	4,126,741
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	649,023	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	(1,263,672)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(369,141)	(493,381)
Short positions on U.S. Treasuries	Net realized gain/(loss)	(442,969)	-

(1) For the three months ended March 31, 2015, gains and losses from purchases and sales of TBAs consisted of $1.2 million of net TBA dollar roll net interest income and net gains of $1.6 million due to price changes. For the three months ended March 31, 2014, gains and losses from purchases and sales of TBAs consisted of net losses of $0.1 million, due to price changes. There was no income recorded on TBA dollar rolls for the three months ended March 31, 2014.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of March 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$25,125,000	$-	$25,125,000	$25,009,766	$-	$115,234

Derivative Assets (1)
Interest Rate Swaps	$2,795,632	$-	$2,795,632	$-	$1,178,836	$1,616,796
TBAs	2,166,800	-	2,166,800	-	2,166,800	-
Total Derivative Assets	$4,962,432	$-	$4,962,432	$-	$3,345,636	$1,616,796

Derivative Liabilities (2)
Interest Rate Swaps	$(6,614,876)	$-	$(6,614,876)	$(172,624)	$(6,442,252)	$-
Total Derivative Liabilities	$(6,614,876)	$-	$(6,614,876)	$(172,624)	$(6,442,252)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $4,962,432 less accrued interest of $931,062 for a total of $4,031,370.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $6,614,876 plus accrued interest of $2,197,800 for a total of $8,812,676.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

At March 31, 2015, the Company had real estate securities with a fair value of $6.0 million and $18.6 million of cash pledged as collateral against certain derivatives. The Company had $1.2 million of cash received as collateral against certain derivatives. At December 31, 2014, the Company had real estate securities with a fair value of $7.2 million and $21.1 million of cash pledged as collateral against certain derivatives. The Company had $3.9 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $139.6 million as collateral against the related linked repurchase agreements.

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.87%	0.30%	2.43
2018	210,000,000	1.05%	0.26%	3.01
2019	260,000,000	1.27%	0.26%	4.39
2020	265,000,000	1.95%	0.29%	6.07
2022	70,000,000	1.75%	0.25%	7.27
2023	160,000,000	1.80%	0.20%	6.38
Total/Wtd Avg	$1,045,000,000	1.48%	0.26%	4.89

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security. Our maximum exposure to loss represents the net payable amount until the settlement date. As of March 31, 2015, our maximum exposure to loss on TBAs was $187.8 million. As of December 31, 2014, our maximum exposure to loss on TBAs was $235.2 million.

The following table presents information about the Company’s TBAs for the three months ended March 31, 2015 and March 31, 2014:

For the Three Months Ended March 31, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$605,000,000	$(650,000,000)	$180,000,000	$189,959,769	$(187,792,969)	$2,166,800	$-
TBAs - Short	$-	$219,000,000	$(219,000,000)	$-	$-	$-	$-	$-

For the Three Months Ended March 31, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$-	$-	$-	$-	$-	$-	$-
TBAs - Short	$-	$147,000,000	$(147,000,000)	$-	$-	$(109,414)	$118,205	$(227,619)

Linked Transactions

In June 2014, the FASB issued final guidance for repurchase financings, ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. ASU 2014-11 also requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The accounting changes are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

The Company has adopted this guidance as of January 1, 2015. This change had no effect on net income or stockholders’ equity, but did impact the amounts reported on the consolidated balance sheet and the consolidated statement of operations. The Company has disaggregated amounts previously netted together in the “Linked transactions, net, at fair value” line item on the consolidated balance sheet and has presented these amounts gross. As of January 1, 2015, the Company made a cumulative-effect adjustment to transfer real estate securities with values of $124.9 million and $14.9 million to the “Non-Agency” and “CMBS” line items, respectively, and to transfer secured borrowings of $113.4 million to the “Repurchase agreements” line item on the consolidated balance sheet. As part of the cumulative-effect adjustment the Company also transferred interest receivable and payable of $0.4 million and $0.1 million to the “Interest receivable” and “Interest payable” line items, respectively. There was no effect on prior periods as the FASB did not require full retrospective application. As a result, disclosures for periods prior to January 1, 2015 will not be comparable to disclosures subsequent to that date.

Under previous GAAP, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction was considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. Gains and losses were recorded together with net interest income in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When, or if a transaction was no longer considered linked, the security and related repurchase agreement was recorded on a gross basis. The fair value of linked transactions reflected the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Disclosures required under previous GAAP have been presented for periods under which the superseded guidance applied.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table presents certain information related to the securities accounted for as a part of linked transactions during the three months ended March 31, 2014:

					For the Three Months Ended March 31, 2014
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$236,612,695	$211,115,545	$218,648,145	$365,615	$4,368,207	$(377,808)	$35,033	$4,025,432	3.70%	5.76
CMBS	10,000,000	9,278,989	9,516,800	(3,629)	144,702	124,029	(167,422)	101,309	0.40%	1.04
Total	$246,612,695	$220,394,534	$228,164,945	$361,986	$4,512,909	$(253,779)	$(132,389)	$4,126,741	3.57%	5.57

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of March 31, 2014:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$180,103,626	1.89%	0.16
CMBS	6,475,333	1.56%	0.06
	$186,578,959	1.88%	0.16

For the three months ended March 31, 2014, Non-Agency RMBS, ABS and CMBS with fair values of $7.5 million, $6.6 million and $12.7 million, respectively, and the related repurchase agreement borrowings of $6.4 million, $4.9 million and $9.7 million, respectively, became unlinked, and the Company recorded net realized losses of $0.2 million from the unlinking of the Linked Transactions.

8. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of March 31, 2015 and March 31, 2014, the Company’s outstanding warrants, unvested shares of restricted common stock and restricted stock units were as follows:

	March 31, 2015	March 31, 2014
Warrants	1,007,500	1,007,500
Restricted stock granted to the Manager	-	6,710
Restricted stock units granted to the Manager	60,000	-
Restricted stock granted to the independent directors	-	2,500

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three months ended March 31, 2015 and March 31, 2014, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$9,396,088	$27,818,888

Denominator:
Basic weighted average common shares outstanding	28,387,615	28,371,419
Dilutive effect of manager and director restricted stock, and restricted stock units	24,590	2,375
Dilutive weighted average common shares outstanding	28,412,205	28,373,794

Basic Earnings/(Loss) Per Share of Common Stock:	$0.33	$0.98
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.33	$0.98

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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded excise tax expense of $0.4 million and $0.5 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2015 and December 31, 2014. The Company’s federal income tax returns for the last three years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term through June 30, 2014, and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. At its regular quarterly meeting in April 2014, the Board of Directors approved the renewal of the management agreement for an additional one-year period ending June 30, 2015. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

For the three months ended March 31, 2015, the Company incurred a management fee of approximately $2.5 million. For the three months ended March 31, 2014, the Company incurred a management fee of approximately $2.5 million.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2015 and December 31, 2014, no event of termination of the management agreement had occurred.

Expense reimbursement

The Company is required to reimburse the Manager for operating expenses related to the Company that are either incurred by the Manager or on behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation, however expenses are evaluated in accordance with its policy. The reimbursement is subject to an annual budget process which combines guidelines found in the Management Agreement with oversight by the Company’s board of directors. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing the Company’s chief financial officer, general counsel and other employees as further described below.

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

For the three months ended March 31, 2015, and March 31, 2014, the Company expensed into Other operating expenses $1.8 million, and $1.7 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for these periods.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of March 31, 2015, 147,542 shares of common stock were available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of March 31, 2015, all of these units remained outstanding.

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

Investments in Affiliates

The Company invests in credit sensitive commercial and residential real estate assets through affiliated entities which also hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by the Manager, in such entities and has applied the equity method of accounting for such investments. These assets include investments in unguaranteed portions of CMBS issued by a GSE and secured by mortgages on multifamily properties. These assets also include an investment in a portfolio of non-performing single-family mortgage loans acquired through a competitive auction conducted by a U.S. government agency. Our maximum exposure to loss with respect to these investments is generally equal to the amount that we invested.

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. At March 31, 2015, approximately $549.5 million of our securities, including capital stock was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over- allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Company’s Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2015, the Company had declared all required quarterly dividends on the Company’s Series A Preferred Stock.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of March 31, 2015, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million with the last sale settling on June 13, 2013.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Company’s Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series B Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2015, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). No warrants were exercised for the three months ended March 31, 2015 and March 31, 2014.

The following table details the Company’s common stock dividends during the three months ended March 31, 2015 and March 31, 2014:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The following table details the Company’s preferred stock dividends during the three months ended March 31, 2015 and March 31, 2014:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant commitments and contingencies at March 31, 2015 and December 31, 2014.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, objectives, the composition of our portfolio, actions by the U.S. government and governmental entities, including the Federal Reserve, and the potential effects of proposed legislation on us. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements and urge you to carefully consider the risks identified under the captions “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 which is available on the Securities and Exchange Commission’s website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The majority of our portfolio is comprised of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities and collateralized mortgage obligations (“CMOs”), and certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed-and floating- rate securities, including investment grade and non-investment grade. We group our Non-Agency RMBS by credit score at origination into Prime, Alt-A, Subprime, with the exception of RPL/NPL MBS and Securitized Whole Loans, which are separately categorized.

RPL/NPL MBS are collateralized by re-performing or non-performing loans. RPL/NPL MBS are purchased primarily in offerings of new issues of such securities at prices at or around par and represent the senior tranches in the securitizations of the loan portfolios collateralizing such securities. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50%) to mitigate our exposure to credit risk on these securities. The subordinate tranche(s) absorb(s) all credit losses (until extinguished) and typically receives no cash flow (interest or principal) until the senior tranche is paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior tranche increases by 300 basis points if the security that we hold has not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities ’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans are whole loans in securitized form that we purchase from a related party or parties. The whole loans are generally re-performing or non-performing. The securitizations typically take the form of debt securities consisting of various classes of notes and a trust certificate. Securitized Whole Loans do not include re-performing or non-performing whole loans that we hold through interests in certain consolidated trusts.

We have invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. We have also invested in commercial and residential mortgage loans, including non-performing and re-performing residential mortgage loans, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, and other real estate-related loans and securities. Recently, target assets were expanded to include interests in certain types of real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial loans are referred to as our credit portfolio and residential and commercial mortgage loans are collectively referred to as loans.

As of March 31, 2015 and per our GAAP consolidated balance sheet, we have a $3.3 billion investment portfolio comprised of securities, loans and MSRs, which consists of $1.7 billion, or 52.1%, of Agency RMBS and $1.6 billion, or 47.9%, of assets in our credit portfolio. Our investment portfolio, gross of investments held within affiliated entities in the credit investments category and including TBAs in the Agency RMBS category, is $3.5 billion, which consists of $1.9 billion, or 53.9%, of Agency RMBS and $1.6 billion, or 46.1%, of assets in our credit portfolio. We utilize different hedging instruments as a means to mitigate interest rate risk. As of March 31, 2015 we entered into $1.0 billion notional amount of interest rate swaps, and $75 million net notional of long positions in U.S. Treasury securities. This compares with a $3.3 billion investment portfolio per our GAAP consolidated balance sheet as of December 31, 2014, which consisted of $1.8 billion, or 55.2%, of Agency RMBS and $1.5 billion, or 44.8%, of assets in our credit portfolio. Our investment portfolio as of December 31, 2014, gross of linked transactions and investments held within affiliated entities in the credit investments category and including TBAs in the Agency RMBS category, was $3.7 billion, which consisted of $2.0 billion, or 55.4%, of Agency RMBS and $1.7 billion, or 44.6%, of assets in our credit portfolio. We also entered into $1.4 billion notional amount of interest rate swaps as of December 31, 2014. Refer to Note 7 to our financial statements for a discussion on TBAs, and investments held within affiliated entities.

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA and MITT PrB, respectively.

We conduct our operations to qualify and be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”).

Market and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 5.6% on a year-over-year basis in February 2015 as compared with February 2014, according to data released by CoreLogic. This marks the 36th consecutive monthly increase year-over-year in national home prices. The housing market continues to show signs of stabilization, albeit recovery was muted in 2014. The U.S. government agencies and central bank policy sponsorship of housing via lower mortgage rates and potential loosening of credit available to potential homeowners, coupled with an improving broader domestic economy, have buoyed the housing market recovery.

According to CoreLogic, the percent of owners underwater increased slightly in the fourth quarter of 2014 to 10.8%, or 5.4 million homes, reflecting typical weakness in home values during the final quarter of the year. However, CoreLogic projects the Home Price Index will rise about 5% in 2015, lifting about one million homeowners out of negative equity. Additionally, credit performance in terms of serious delinquencies and subsequent losses continued to improve in 2015 and is anticipated to remain positive in the near future. We believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into both Non-Agency and Agency RMBS performance drivers.

During the fourth quarter of 2014, the Federal Open Market Committee (“FOMC”) officially exited its large scale asset purchase program, commonly referred to as quantitative easing (QE). However, it will continue to maintain its existing policy of reinvesting principal payments from its holdings of Agency RMBS into new purchases of Agency RMBS and of rolling over maturing U.S. Treasury securities at auction through an unspecified date in the future. On February 24, 2015, during her Congressional testimony, the Chair of the Federal Reserve stated that the FOMC intends to reduce its securities holdings in a gradual and predictable manner primarily by ceasing to reinvest Agency RMBS principal payments. The timing of when the cessation would begin was not stated in the testimony.

The initial fourth quarter GDP report showed growth retreating to a modest 2.2% from a strong 5.0% annualized rate for the third quarter. Consumer spending posted a strong 4.4% uptick on the heels of lower energy costs, business investment increased 4.7% and exports of goods and services increased. A downturn in federal government spending, an upturn in imports of goods and services and a larger decrease in private inventory investment contributed negatively to growth.

As we begin 2015, we are observing a further loss of momentum in the pace of economic activity driven by the strengthening U.S. dollar, disappointing fixed investments from businesses and a consumer that continues to show a penchant for saving over spending. In response, the median economist Q1 real GDP forecast as measured by Bloomberg was halved from 2.8% at the start of the quarter to 1.0% prior to the initial report. The actual release disappointed even those more modest expectations, coming in at an initial estimate of 0.2%. Trade and nonresidential investment led the disappointment as expected, but to a larger degree. While there is some belief that the consumer was once again hampered by unseasonably harsh winter weather as in the first quarter of 2014 and west coast port strikes may have hindered activity, the broad stream of incoming data suggests more to the story. Even employment, which had shown good momentum throughout the fourth quarter of 2014 and early 2015, with a three month average of over 300,000 on non-farm payroll additions, has taken a step back with the data released in April of 126,000 which dropped that three month average down below 200,000.

Lower interest rates globally, the result of a slowing rate of growth and disinflationary forces, have put downward pressure on interest rates in the U.S. and helped to offset the tightening of financial conditions driven by a strengthening dollar. In addition to the loss of momentum in monthly hiring as we closed out the first quarter, real wage growth still remains a promise. Housing activity has displayed pockets of strength with credit availability still somewhat constrained and household formation lagging as first time home buyers find themselves with fewer employment opportunities relative to other demographic groups, as well as increased debt burdens. Retail sales data have disappointed against a backdrop of lower energy costs in the first quarter, although, as mentioned, there may be some similar weather effects to those experienced in the first quarter of 2014 to blame.

The growth rate in the second half of 2014 was largely driven by a rebound in activity from the disappointing first half of the year. Despite an apparent loss of momentum thus far in 2015, many economists still anticipate a sharp rebound in activity during the second quarter, similar to the pattern observed in 2014. Likewise, despite lowering GDP forecasts out to 2017 and inflation forecasts for 2015, the Federal Reserve continues to remain optimistic on both fronts, but it remains to be seen whether or not the U.S. can avoid the slowing growth and disinflationary forces plaguing much of the world and being imported through the stronger U.S. dollar. Price action in the rates markets continues to suggest a healthy dose of skepticism, implying a still later and shallower normalization of policy rates than the Federal Reserve’s own recently revised down forecasts.

The precipitous fall in oil prices during the second half of 2014 seems to have stabilized in the first quarter, but continues to pressure headline inflation globally. Inflation expectations have remained largely stable as the Federal Reserve characterizes the drop as having a transitory effect on inflation and a positive impact on growth, but there exists a potentially destabilizing uncertainty over the lingering effects on both capital expenditures and hiring.

The trends emerging during the first quarter of 2015 resulted in mixed economic news at best and continued to drive a global supply-demand imbalance for high-quality fixed income product that has driven rates globally back toward (and in some parts of the world through) the lows in yields experienced during the financial crisis.

During the first quarter of 2015, credit spreads moderately tightened as new capital inflows sought out higher yielding securities with favorable technicals and sound fundamentals. Non-Agency RMBS, ABS and CMBS markets all continue to benefit from positive fundamentals and an improving consumer balance sheet, while enjoying a degree of scarcity value against a backdrop of lower interest rates. The legacy Non-Agency RMBS and CMBS markets continue to shrink. Although new issue volumes remain robust year-to-date, neither market has yet experienced positive net supply since the financial crisis. These markets continue to show a muted response to periods of broader market volatility.

The rise in savings rates at the expense of lower consumption has helped further repair consumer balance sheets since the financial crisis. This, combined with generally low levels of interest rates, continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and willingness on the part of federal regulators at the Federal Housing Finance Agency (“FHFA”) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.

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

Recent Government Activity

On March 16, 2014, Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a draft bill, the “Housing Finance Reform and Taxpayer Protection Act of 2014”, proposing a comprehensive framework for housing finance reform (the "Johnson-Crapo Bill"), which builds on the bipartisan foundation of the “Housing Finance Reform and Taxpayer Protection Act of 2013” introduced by Senators Bob Corker (R-TN) and Mark Warner (D-VA) in the summer of 2013. The bill would create a new regulator, the Federal Mortgage Insurance Corp. (the “FMIC”). The FMIC's backing for mortgage-backed securities would come in the form of a Mortgage Insurance Fund (the “MIF”), which would be designed to protect investors' losses beyond a 10% first-loss position held by private participants in the market. The MIF would initially be capitalized through assessments charged to Fannie Mae and Freddie Mac, but later that cost would be shifted to private market participants once Fannie Mae and Freddie Mac are wound down over a five year period. The Johnson-Crapo Bill details how regulators would wind-down Fannie Mae and Freddie Mac and how to begin a transition to the new housing finance system. Although the Johnson-Crapo Bill initially received significant support, in May 2014 several Democrat senators withdrew their support and the bill was tabled after being voted out of committee in a divided 13-9 vote.

On March 19, 2015, housing and mortgage financial reform legislation, H.R. 1491, was introduced by congressmen John Delaney (D-MD), James A. Himes (D-CT) and eight cosponsors. The bill is called “The Partnership to Strengthen Homeownership Act,” and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee. H.R. 1491 was assigned to the House Committee on Financial Services on the day it was introduced. Under the proposed legislation, all government guaranteed single-family and multi-family mortgage-backed securities would be supported by a minimum of 5% private sector capital, which would stand in a first loss position. The remaining 95% of the risk would be shared between Ginnie Mae and a private reinsurer on a pari passu basis.

Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities. Ginnie Mae would be required to create and implement a multifamily guarantee that utilizes private sector pricing consistent with the single family model. Freddie Mac and Fannie Mae’s current multifamily businesses would continue to function within the multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer. H.R. 1491 is another bill in a series of legislative attempts, which to date have been unsuccessful, over the last several years to enact meaningful housing finance reform. As a result, we cannot predict whether H.R. 1491 or any other housing- or mortgage-related bill will emerge from committee or be approved by Congress and, if so, what the effect will be.

In addition to housing finance reform legislation, in May 2014, FHFA Director Mel Watt presented the 2014 Strategic Plan for the Conservatorship of Fannie Mae and Freddie Mac, and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac focusing on how FHFA will manage the conservatorships of Fannie Mae and Freddie Mac under its present statutory mandates. The Strategic Plan tends to favor policies that promote housing affordability, expand credit availability for new and refinanced mortgages, and increase the role of private capital in the mortgage market. On March 16, 2015 the FHFA issued a progress report on the 2014 Strategic Plan and noted that important progress had been made in advancing access to credit, continuing and enhancing loss mitigation and foreclosure prevention efforts, reducing risk to taxpayers by increasing the role of private capital in the mortgage market, and furthering the development of a common securitization platform.

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

The future of housing finance legislative proposals is highly uncertain. There is no way to know precisely how these proposals would impact housing finance, and what impact, if any, they would have on companies that invest in mortgage-backed securities. Although it is unclear how these proposals would impact housing finance, they generally seek to increase opportunities for private capital in the mortgage market, and such changes could provide new investment opportunities for us as the evolution of the housing finance market continues.

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

See the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is available on the Securities and Exchange Commission’s website at www.sec.gov, for additional factors that may impact our operating results.

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

In 2012, we accomplished our goal to begin increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013 we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. Throughout 2014, we reduced our hedging activity and rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit securities and loans. In 2015, we will continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

We finance our investments in real estate securities and loans primarily through short-term borrowings structured as repurchase agreements or facilities. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, U.S. Treasury securities, synthetic IO Indexes and certain non-derivative financial instruments such as Agency interest-only securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

Throughout Item 2, where we disclose our investment portfolio and the related repurchase agreements that finance it, we have presented this information inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method, TBAs, which are certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date, that are accounted for as derivatives for GAAP, long positions in U.S treasury securities, short positions in U.S. treasury securities and transactions considered linked under previous GAAP where we recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. Our investment portfolio is presented along with a reconciliation to GAAP. The presentation inclusive of investments held within affiliated entities, TBAs and linked transactions is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of TBAs and investments held within affiliated entities to investments on a GAAP basis as of March 31, 2015:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (2)
Agency RMBS:
20 Year Fixed Rate	$120,481,882	$126,112,598	$2,892,474	$129,005,072	3.72%	2.76%	5.60
30 Year Fixed Rate	907,692,408	949,264,725	22,096,952	971,361,677	3.80%	3.10%	8.36
Fixed Rate CMO	85,659,227	86,486,021	3,224,801	89,710,822	3.00%	2.80%	5.54
ARM	408,557,899	407,755,265	10,931,406	418,686,671	2.42%	2.69%	5.32
Inverse Interest Only	329,616,879	60,107,019	1,061,464	61,168,483	6.10%	9.43%	4.30
Interest Only	382,802,832	48,545,418	(1,206,708)	47,338,710	3.01%	5.83%	4.48
Fixed Rate 30 Year TBA	180,000,000	187,792,969	2,166,800	189,959,769	3.64%	N/A	N/A
Credit Investments:
Non-Agency RMBS (3)
Prime	1,024,133,180	600,456,244	16,467,293	616,923,537	3.21%	5.82%	6.61
Alt A	241,957,242	213,526,755	3,594,167	217,120,922	4.23%	5.16%	7.39
Subprime	102,797,204	97,723,627	2,748,044	100,471,671	3.95%	5.13%	5.95
RPL/NPL (4)	181,700,855	179,700,186	120,076	179,820,262	4.18%	4.72%	2.15
Securitized Whole Loans (5)	187,647,258	153,835,728	(2,361,264)	151,474,464	3.76%	6.13%	5.76
ABS	68,967,873	68,443,529	623,725	69,067,254	5.20%	5.49%	4.72
CMBS	283,535,087	120,033,819	3,331,689	123,365,508	4.95%	7.83%	7.00
CMBS Interest Only	455,139,156	8,024,436	225,283	8,249,719	0.30%	7.41%	4.70
Commercial Loans	72,800,000	72,408,903	391,097	72,800,000	6.79%	8.56%	1.77
Residential Mortgage Loans	132,233,435	93,372,702	741,648	94,114,350	5.48%	8.67%	5.70
Excess Mortgage Servicing Rights	94,317,210	579,734	-	579,734	N/A	7.22%	1.84
Total: Non-GAAP Basis	$5,260,039,627	$3,474,169,678	$67,048,947	$3,541,218,625	3.48%	4.61%	5.94

Investments in Affiliates	$510,241,454	$54,662,528	$(625,524)	$54,037,004	0.65%	10.75%	5.18

TBAs	$180,000,000	$187,792,969	$2,166,800	$189,959,769	3.64%	N/A	N/A

Total: GAAP Basis	$4,569,798,173	$3,231,714,181	$65,507,671	$3,297,221,852	3.78%	4.51%	6.03

(1)	Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.
(2)	Fixed Rate 30 Year TBA are excluded from this calculation.
(3)	Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 718, 673 and 599, respectively.
(4)	RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.
(5)	Whole loans purchased by a MITT related party in securitized form.

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities, TBAs and investments held within affiliated entities to investments on a GAAP basis as of December 31, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (2)
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$131,547,616	$2,195,254	$133,742,870	3.72%	2.79%	5.93
30 Year Fixed Rate	973,102,647	1,019,768,602	16,255,417	1,036,024,019	3.90%	3.15%	8.29
Fixed Rate CMO	88,345,864	89,226,858	1,548,517	90,775,375	3.00%	2.81%	5.86
ARM	421,043,957	420,155,852	7,381,515	427,537,367	2.42%	2.71%	5.42
Inverse Interest Only	359,129,451	65,628,075	3,359,820	68,987,895	6.16%	8.84%	4.30
Interest Only	395,775,789	51,012,794	234,426	51,247,220	3.02%	6.38%	4.64
Fixed Rate 30 Year TBA	225,000,000	235,240,234	1,480,471	236,720,705	3.72%	N/A	N/A
Credit Investments:
Non-Agency RMBS (3)
Prime	719,256,334	598,517,111	12,742,780	611,259,891	4.50%	5.90%	6.39
Alt A	273,376,875	238,595,194	5,017,721	243,612,915	3.98%	5.49%	7.43
Subprime	85,373,582	80,683,905	3,043,202	83,727,107	3.97%	5.44%	6.59
RPL/NPL (4)	190,872,760	188,830,099	246,785	189,076,884	4.21%	4.78%	2.31
Securitized Whole Loans (5)	170,389,872	138,261,702	(987,048)	137,274,654	3.48%	5.98%	6.86
ABS	67,696,117	67,316,469	(623,226)	66,693,243	5.15%	5.55%	4.94
CMBS	272,209,699	120,072,723	2,785,870	122,858,593	4.67%	7.68%	6.76
CMBS Interest Only	52,357,700	5,932,935	193,014	6,125,949	1.85%	5.73%	3.78
Commercial Loans	72,800,000	72,303,981	496,019	72,800,000	6.79%	8.55%	2.02
Residential Mortgage Loans	163,726,985	113,854,029	(357,289)	113,496,740	5.53%	9.38%	4.90
Excess Mortgage Servicing Rights	94,317,210	638,666	(10,299)	628,367	N/A	9.78%	2.01
Total: Non-GAAP Basis	$4,750,312,926	$3,637,586,845	$55,002,949	$3,692,589,794	4.05%	4.67%	6.03

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$81,027,296	$42,557,454	$(591,423)	$41,966,031	5.33%	12.13%	5.10

TBAs	$225,000,000	$235,240,234	$1,480,471	$236,720,705	3.72%	N/A	N/A

Total: GAAP Basis	$4,293,448,730	$3,222,227,364	$51,897,431	$3,274,124,795	4.07%	4.52%	6.08

(1)	Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.
(2)	Fixed Rate 30 Year TBA are excluded from this calculation.
(3)	Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 722, 672 and 607, respectively.
(4)	RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.
(5)	Whole loans purchased by a MITT related party in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of securities held within affiliated entities as of March 31, 2015. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$99,188,438	$93,202,972	$4,063,309	$97,266,281	2.64%	6.14%	5.05
2005	238,973,380	202,487,201	6,020,673	208,507,874	4.85%	5.22%	7.51
2006	410,630,321	253,663,663	2,738,459	256,402,122	4.16%	5.62%	6.79
2007	232,537,424	190,772,908	4,494,009	195,266,917	4.26%	5.77%	4.64
2008	16,424,000	13,439,178	519,859	13,959,037	7.00%	5.75%	11.14
2010	54,480,168	43,028,998	906,494	43,935,492	N/A	6.32%	8.54
2011	6,846,853	5,334,693	96,011	5,430,704	6.04%	6.18%	8.21
2012	72,730,989	25,129,055	672,045	25,801,100	2.93%	5.70%	4.08
2013	119,200,814	115,406,052	1,491,842	116,897,894	4.64%	4.82%	7.02
2014	468,366,057	402,584,947	3,522,650	406,107,597	4.54%	6.01%	4.68
2015	826,499,411	96,694,657	223,662	96,918,319	0.64%	6.36%	5.92
Total: Non-GAAP Basis	$2,545,877,855	$1,441,744,324	$24,749,013	$1,466,493,337	3.02%	5.73%	5.93

Investments in Affiliates	$491,442,360	$42,167,168	$148,206	$42,315,374	0.44%	10.75%	5.18

Total: GAAP Basis	$2,054,435,495	$1,399,577,156	$24,600,807	$1,424,177,963	3.63%	5.57%	6.08

(1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of unlinked securities and investments held within affiliated entities as of December 31, 2014. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life
Pre 2005	$103,050,984	$96,813,884	$4,187,922	$101,001,806	2.61%	6.88%	4.99
2005	284,956,977	245,531,488	5,434,069	250,965,557	4.29%	5.48%	7.07
2006	445,802,798	270,820,928	5,767,441	276,588,369	3.32%	6.01%	7.21
2007	259,080,302	212,238,573	6,390,896	218,629,469	4.20%	6.08%	4.83
2008	16,424,000	13,410,657	543,436	13,954,093	7.00%	5.79%	11.46
2010	54,237,241	42,356,233	(1,318,323)	41,037,910	N/A	6.33%	8.73
2011	6,743,925	5,260,321	87,207	5,347,528	6.19%	6.45%	8.76
2012	72,730,989	25,524,080	436,009	25,960,089	3.05%	5.95%	4.27
2013	128,665,920	125,148,315	1,030,030	126,178,345	4.69%	4.82%	6.97
2014	459,839,803	401,105,659	(139,589)	400,966,070	4.11%	5.66%	4.90
Total: Non-GAAP Basis	$1,831,532,939	$1,438,210,138	$22,419,098	$1,460,629,236	4.21%	5.80%	6.10

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$37,183,147	$13,051,736	$507,414	$13,559,150	4.23%	14.88%	7.79

Total: GAAP Basis	$1,643,512,892	$1,287,596,609	$19,695,214	$1,307,291,823	4.27%	5.69%	6.15

(1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents the fair value of our credit portfolio by credit rating as of March 31, 2015 and December 31, 2014:

Credit Rating - Credit Securities	March 31, 2015 (1)	December 31, 2014 (1)
AAA	$17,725,402	$18,161,039
A	210,911,818	146,103,470
BBB	29,208,312	29,224,614
BB	43,553,393	43,781,140
B	72,049,265	89,762,889
Below B	545,439,246	633,638,302
Not Rated	547,605,901	499,957,782
Total: Non-GAAP Basis	$1,466,493,337	$1,460,629,236

Linked Transactions	$-	$139,778,263

Investments in Affiliates	$42,315,374	$13,559,150

Total: GAAP Basis	$1,424,177,963	$1,307,291,823

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented.

	Three Months Ended (1) (2) (3)
Agency RMBS	March 31, 2015	March 31, 2014
15 Year Fixed Rate	N/A	8%
20 Year Fixed Rate	11%	4%
30 Year Fixed Rate	5%	6%
Fixed Rate CMO	6%	3%
ARM	9%	4%
Interest Only	10%	7%
Weighted Average	7%	6%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

(3) Excludes TBAs

Securities in an unrealized loss position as of March 31, 2015 have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

We have used leverage to complete the purchase of securities and loans in its investment portfolio. Through March 31, 2015, leverage has been in the form of repurchase agreements and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities or loans at the end of each agreement’s term, typically 30 to 90 days. We maintain the beneficial interest in the specific investments pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time we may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

In 2014, we entered into a resecuritization transaction that resulted in the consolidation of the Variable Interest Entity (“VIE”) created with the Special Purpose Entity (“SPE”) which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of our involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of March 31, 2015, and December 31, 2014 the aggregate fair value of the consolidated tranche issued by the consolidated VIE was $38.4 million and $39.8 million, respectively, which is classified as “Securitized debt” on our consolidated balance sheet. The cost of financing on this securitized debt is 3.6% and 3.8%, respectively.

On April 13, 2015, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of March 31, 2015, the Company had $90.4 million of debt outstanding under this facility.

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of March 31, 2015, the Company had $50.9 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”). AG MIT CREL has three one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a business day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety days and no fewer than thirty days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. The Company records its financing at cost, which approximates its estimated fair value. As of March 31, 2015, the Company had $22.5 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

The following table presents certain information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities, as of March 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,849,733,715	0.90%	13	11.4%
31-60 days	349,901,000	1.08%	41	11.4%
61-90 days	27,423,000	1.82%	69	24.8%
Greater than 90 days	307,101,036	1.76%	605	12.5%
Total: Non-GAAP Basis	$2,534,158,751	1.04%	89	11.7%

Investments In Affiliates	$11,806,252	3.00%	589	25.4%

Total: GAAP Basis	$2,522,352,499	1.03%	87	11.6%

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of March 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	60,355,392	2.73%	2.87%	667	28.5%
Total: Non-GAAP Basis	$60,355,392	2.73%	2.87%	667	28.5%

Investments In Affiliates	$9,498,909	3.00%	3.00%	589	23.2%

Total: GAAP Basis	$50,856,483	2.68%	2.85%	681	29.5%

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	71,878,879	2.95%	3.06%	744	29.3%
Total: Non-GAAP Basis	$71,878,879	2.95%	3.06%	744	29.3%

Investments In Affiliates	$21,305,161	3.00%	3.00%	679	25.0%

Total: GAAP Basis	$50,573,718	2.93%	3.08%	771	31.1%

The following table presents certain information related to repurchase agreements secured by commercial mortgage loans as of March 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.84%	1,631	64.2%
Total / Weighted Average	$22,500,000	2.50%	2.84%	1,631	64.2%

The following table presents a reconciliation of certain information related to repurchase agreements secured by commercial mortgage loans as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.83%	1,721	64.2%
Total / Weighted Average	$22,500,000	2.50%	2.83%	1,721	64.2%

The following table presents certain information related to repurchase agreements secured by U.S. Treasury securities as of March 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$74,906,251	-0.30%	1	0.80%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$74,906,251	-0.30%	1	0.8%

We did not hold any U.S. Treasury securities at December 31, 2014.

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three months ended March 31, 2015, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314

We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in the first, second and third quarter, respectively. Our respective repurchase agreement balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013. During the remainder of 2013, throughout 2014, and through the first quarter of 2015, we have significantly increased our credit investment portfolio. Our credit portfolio as a percentage of our total portfolio increased from 29% at September 30, 2013 to 46.1% as of March 31, 2015. Due to the inherent risk of credit loss, credit investments have lower leverage ratios than Agency RMBS. The increased credit investment portfolio has directly resulted in a decreased repurchase agreement balance.

We define “non-GAAP Leverage” as the sum of repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and those held through affiliated entities, the net receivable/payable on unsettled trades, and the consolidated tranche issued by the consolidated VIE which is classified as “Securitized debt” on our consolidated balance sheet. Leverage excludes repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “at risk” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). These calculations divide leverage by our GAAP stockholders equity. The following tables present a reconciliation of our leverage ratio on a GAAP basis at March 31, 2015 and December 31, 2014 to both our non-GAAP leverage and our “at risk” leverage.

		Stockholders'
March 31, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,672,329,011	$725,145,315	3.69	x
Repurchase agreements through affiliated entities	21,305,161	-
Non-GAAP Leverage	$2,693,634,172	$725,145,315	3.71	x
Net TBA payable adjustment	187,792,969	-
Non-GAAP "At Risk" Leverage	$2,881,427,141	$725,145,315	3.97	x

		Stockholders'
December 31, 2014	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,684,733,862	$732,675,143	3.66	x
Repurchase agreements accounted for as linked transactions	113,363,873	-
Repurchase agreements through affiliated entities	21,305,161	-
Non-GAAP Leverage	$2,819,402,896	$732,675,143	3.85	x
Net TBA payable adjustment	235,240,234	-
Non-GAAP "At Risk" Leverage	$3,054,643,130	$732,675,143	4.17	x

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements, either directly or through its equity method investments in affiliates, with 35 counterparties, under which we had outstanding debt with 23 and 24 counterparties at March 31, 2015 and December 31, 2014, respectively, inclusive of repurchase agreements accounted for as linked transactions and repurchase agreements in affiliated entities, if any. The Company had outstanding debt with 22 counterparties at March 31, 2015 and December 31, 2014 on a GAAP basis.

At March 31, 2015, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of repurchase agreements through affiliated entities greater than 5% of the Company’s equity with any counterparty, with reconciliation to GAAP:

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$86,660,525	443	12%
Credit Suisse Securities, LLC	83,581,570	95	12%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	48,577,118	9	7%
JP Morgan Securities, LLC	46,958,895	444	6%
The Royal Bank of Canada	37,680,810	33	5%

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.87%	0.30%	2.43
2018	210,000,000	1.05%	0.26%	3.01
2019	260,000,000	1.27%	0.26%	4.39
2020	265,000,000	1.95%	0.29%	6.07
2022	70,000,000	1.75%	0.25%	7.27
2023	160,000,000	1.80%	0.20%	6.38
Total/Wtd Avg	$1,045,000,000	1.48%	0.26%	4.89

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

U.S. Treasury securities

We have purchased and sold short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. As of March 31, 2015, we had a long position in U.S. treasury securities with a fair value of $100.7 million and a notional amount of $100.0 million. The U.S. treasury securities were financed with repurchase agreements with a fair value of $74.9 million and a repurchase rate of -0.3%. This liability is presented in the “Repurchase agreements” line item on the consolidated balance sheet. As of March 31, 2015, the U.S. Treasury securities in a long position had a weighted average maturity of 9.88 years. As of March 31, 2015, the repurchase agreements had a weighted average maturity of April 1, 2015. We had no positions in U.S. Treasury securities as of December 31, 2014.

During the three months ended March 31, 2015, we recorded unrealized gains of $0.6 million on U.S. Treasury securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item in our consolidated statements of operations. During the three months ended March 31, 2015, the Company recorded realized losses of $1.3 million on the U.S. Treasury securities. We did not hold any U.S. Treasury securities for the three months ended March 31, 2014.

As of March 31, 2015, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional of $25.0 million. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of March 31, 2015, the U.S. Treasury securities in a short position had a weighted average maturity of 4.91 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $25.1 million at March 31, 2015, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of March 31, 2015, the reverse repurchase agreements had a weighted average maturity of April 1, 2015. We had no short positions in U.S. Treasury securities as of December 31, 2014.

During the three months ended March 31, 2015 and March 31, 2014, we recorded unrealized losses of $0.4 million and $0.5 million, respectively, on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations. During the three months ended March 31, 2015, we recorded realized losses of $0.4 million on the borrowed securities. During the three months ended March 31, 2014, we did not record any realized gains or losses on the borrowed securities.

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

Valuation of our real estate securities portfolio is determined by our Manager using third-party pricing services. The evaluation methodology of third-party pricing services used incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated.

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

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager.

Investments in affiliates

Our unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election pursuant to ASC 825. As a result, we will treat our investments in affiliates consistently with this election. Periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Other-than-temporary impairment

We account for securities under ASC 310 and ASC 325, and evaluate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

Interest income and other-than-temporary impairment recognition on mortgage loans and securities acquired with deteriorated credit quality

When we purchase mortgage loans and securities that have shown evidence of credit deterioration since origination, we will analyze such investments to determine if the application of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is warranted. If it is determined that it is probable we will not collect all contractual cash flows on those assets, we will apply the guidance found in ASC 310-30. For purposes of mortgage loan income recognition, we aggregate loans acquired that have common risk characteristics into a pool and use a composite interest rate and expectation of cash flows expected to be collected for such pool.

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

Linked transactions

In June 2014, the FASB issued ASU 2014-11, which requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. This guidance effectively changes the accounting for linked financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.

The accounting changes are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. There was no effect on prior periods as the FASB did not require full retrospective application. As a result, disclosures for periods prior to January 1, 2015 will not be comparable to disclosures subsequent to that date.

Prior to the adoption of ASU 2014-11, in instances where the Company acquired assets through repurchase agreements with the same counterparty from whom the assets were purchased, ASC 860-10 required the initial transfer of a financial asset and repurchase financing that were entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer was accounted for separately from the repurchase financing, and we recorded the assets and the related financing on a gross basis on our consolidated balance sheet with the corresponding interest income and interest expense on our consolidated statement of operations. If the transaction was determined to be linked, we recorded the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. The analysis of transactions under these rules required assumptions based on management’s judgment and experience.

The securities underlying our linked transactions were valued using similar techniques to those used for our securities portfolio.

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risk. We may use derivative instruments such as interest rate swaps, interest rate swaptions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency interest-only securities and U.S. Treasury securities to manage interest rate risk. As discussed above, our derivative instruments also include linked transactions. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.”

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

In February 2015, the FASB issued ASU 2015-2, “Consolidation” (“ASU 2015-2”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The Company is currently assessing the impact of this guidance.

 Results of operations

The table below presents certain information from our consolidated statement of operations for the three months ended March 31, 2015 as well as the three months ended March 31, 2014:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Statement of Operations Data:
Net Interest Income
Interest income	$36,380,265	$34,142,740
Interest expense	7,514,178	6,146,587
	28,866,087	27,996,153

Other Income
Net realized gain/(loss)	(9,649,926)	548,860
Income/(loss) from linked transactions, net	-	4,126,741
Realized loss on periodic interest settlements of derivative instruments, net	(3,461,227)	(6,307,857)
Unrealized gain/(loss) on real estate securities and loans, net	11,259,718	29,367,044
Unrealized gain/(loss) on derivative and other instruments, net	(8,920,798)	(19,180,715)
	(10,772,233)	8,554,073

Expenses
Management fee to affiliate	2,507,090	2,500,525
Other operating expenses	3,077,998	2,643,681
Servicing fees	174,999	-
Equity based compensation to affiliate	76,680	81,073
Excise tax	375,000	500,000
	6,211,767	5,725,279

Income/(loss) before equity in earnings/(loss) from affiliates	11,882,087	30,824,947
Equity in earnings/(loss) from affiliates	881,355	361,295
Net Income/(Loss)	12,763,442	31,186,242

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$9,396,088	$27,818,888

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.33	$0.98
Diluted	$0.33	$0.98

Our operating results depend in large part upon differences between the yields earned on our investments, cost of borrowing and upon the effectiveness of our interest rate hedging activities. At March 31, 2015, the weighted average yield on our investment portfolio of securities, loans, and MSRs, inclusive of assets owned through investments in affiliates was 4.61% and the weighted average cost of funds was 1.53%, resulting in a net interest margin of 3.08%. The weighted average cost of funds was comprised of a 1.13% weighted average cost of repurchase agreements and a 0.40% weighted average cost of hedging. As of March 31, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.97 to 1, 3.71 to 1 and 3.69 to 1, respectively. The Company recorded core earnings of $0.63 per diluted common share for the three months ended March 31, 2015. At March 31, 2014, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 4.27% and the weighted average cost of funds was 1.65%, resulting in a net interest margin of 2.62%. The weighted average cost of funds was comprised of a 0.86% weighted average cost of repurchase agreements and a 0.79% weighted average cost of hedging. As of March 31, 2014 our Non-GAAP and GAAP debt-to-equity leverage ratios were 4.36 to 1 and 4.10 to 1, respectively. The Company recorded core earnings of $0.62 per diluted common share for the three months ended March 31, 2014.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of securities, loans and MSRs investments owned through affiliates. The investment portfolio has been financed with repurchase agreements. The difference between the interest earned on our assets and the interest accrued on our repurchase agreements and hedges is our net interest margin.

During the three months ended March 31, 2015, the weighted average cost of securities and loans was $3.3 billion and the weighted average cost of financing on such assets was $2.7 billion. On an annualized basis, the average yield earned on these assets was 4.52%, and the weighted average funding cost on repurchase agreements and securitized debt was 1.12%. The annualized cost associated with hedging as a percentage of the average repurchase agreement and securitized debt balance outstanding during the three months ended March 31, 2015 was 0.49%. During the three months ended March 31, 2015, the weighted average cost of securities and loans, inclusive of TBAs, was $3.5 billion and the weighted average cost of repurchase agreements and securitized debt on such assets was $2.8 billion. During the three months ended March 31, 2014, the weighted average cost of securities and loans and repurchase agreements was $3.8 billion and $3.1 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.26%, and the average rate paid on repurchase agreements was 0.90%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended March 31, 2014 was 0.81%.

Our investment portfolio has primarily been Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio, increasing our allocation as a percentage of our total portfolio from 38.3% as of March 31, 2014 to 46.1% as of March 31, 2015. The improved general economic outlook has supported the increase in credit investment allocation. Economic improvement and interest rate appreciation generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended March 31, 2015, we sold certain real estate securities realizing net gains of $4.7 million and settled TBAs realizing a net gain of $2.2 million. Additionally, we recognized $13.8 million of realized loss due to the settlement of certain derivatives and $2.7 million of realized loss due to OTTI charges on certain securities.

During the three months ended March 31, 2014, we settled certain derivatives realizing a net gain of $1.2 million and recorded $0.2 million net realized losses on linked securities. Additionally, we recognized $0.6 million of realized losses due to OTTI charges on certain securities.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, we recognized a $2.7 million OTTI charge on certain securities for the three months ended March 31, 2015, due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities and mortgage loan portfolios, as well as our securitized debt. Changes in market value are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized gains for the three months ended March 31, 2015 and unrealized gains for the three months ended March 31, 2014. The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio. Unrealized gains and losses are caused when prices of the product increase or decrease, respectively. Fannie 3.50% 30 years increased from 104-09+ at December 31, 2014 to 105-03 at March 31, 2015, providing the basis for the unrealized gain on real estate securities. Fannie 3.50% 30 years increased from 99-11+ at December 31, 2013 to 100-21+ at March 31, 2014, providing the basis for the unrealized gain on real estate securities. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised primarily of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. The 10 year Treasury decreased from 2.172% at December 31, 2014 to 1.924% at March 31, 2015 and the 10 year Treasury decreased from 3.029% at December 31, 2013 to 2.719% at March 31, 2014.

Management fees and other expenses

For the three months ended March 31, 2015 and March 31, 2014, our management fees were $2.5 million and $2.5 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the three months ended March 31, 2015 and March 31, 2014, other operating costs were $3.1 million and $2.6 million, respectively. The amounts were primarily comprised of professional fees, insurance and board of director fees. For three months ended March 31, 2015 and 2014, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $3.1 million of Other operating expenses for the three months ended March 31, 2015, the Company has expensed $1.8 million, which will be paid to the Manager. Of the $2.6 million of Other operating expenses for the three months ended March 31, 2014, the Company has expensed $1.7 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three months ended March 31, 2015 or March 31, 2014.

For the three months ended March 31, 2015 and March 31, 2014, we recorded excise tax expense of $0.4 million and $0.5 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of March 31, 2015, December 31, 2014 and March 31, 2014, our book value per common share was $19.87, $20.13 and $19.53, respectively.

Core Earnings

Core earnings, a non-GAAP financial measure, are defined by the Company as net income excluding both realized and unrealized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such, including securities underlying linked transactions, investments held in affiliated entities and derivatives. As defined, Core Earnings include the net interest earned on these transactions on a yield adjusted basis, including credit derivatives, linked transactions, investments in affiliates, inverse Agency securities, interest rate derivatives or any other investment activity that may earn or pay net interest. One of the objectives of the Company is to generate net income from net interest margin on the portfolio and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with GAAP, provides supplemental information useful for investors in evaluating the results of the Company’s operations. The Company’s presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

A reconciliation of GAAP net income to Core Earnings for the three months ended March 31, 2015 and March 31, 2014 is set forth below:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income/(loss) available to common stockholders	$9,396,088	$27,818,888
Add (Deduct):
Net realized (gain)/loss	9,649,926	(548,860)
Drop income	1,204,776	-
(Income)/loss from linked transactions, net	-	(4,126,741)
Net interest income on linked transactions	-	4,512,909
Equity in (earnings)/loss from affiliates	(881,355)	(361,295)
Net interest income from equity method investments	916,721	551,081
Unrealized (gain)/loss on real estate securities and loans, net	(11,259,718)	(29,367,044)
Unrealized (gain)/loss on derivative and other instruments, net	8,920,798	19,180,715
Core Earnings	$17,947,236	$17,659,653

Core Earnings, per Diluted Share	$0.63	$0.62

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

At March 31, 2015, we had $185.4 million available to support our liquidity needs, comprised of $42.1 million of cash, $100.4 million of Agency whole-pool RMBS and $42.9 million of Agency Interest Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We, either directly or through our equity method investments in affiliates, have entered into MRAs with 35 counterparties, allowing us to utilize leverage in our operations. As of March 31, 2015, we had debt outstanding of $2.7 billion with 23 counterparties, inclusive of repurchase agreements through affiliated entities. The current borrowings under repurchase agreements have maturities between April 1, 2015 and September 17, 2019. As of March 31, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.97 to 1, 3.71 to 1 and 3.69 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions and through affiliated entities, if applicable, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Overnight	$74,906,251	$-
Within 30 days	1,849,733,715	2,067,279,000
30 to 59 days	349,901,000	229,635,000
60 to 89 days	27,423,000	58,366,000
90 to 119 days	-	114,267,318
Greater than or equal to 120 days	389,956,428	310,077,664
Total: Non-GAAP Basis	$2,691,920,394	$2,779,624,982

Linked Transactions	$-	$113,363,873

Investments In Affiliates	$21,305,161	$21,305,161

Total: GAAP Basis	$2,670,615,233	$2,644,955,948

As stated above, under previous GAAP, when the initial transfer of a financial asset and repurchase financing are entered into contemporaneously with, or in contemplation of, one another, the transaction was considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. The fair value of linked transactions reflected the fair value of the underlying real estate securities, the related repurchase agreement borrowings and net accrued interest, resulting in an embedded repurchase agreement. As of December 31, 2014, the Company had 14 linked transactions, resulting in $113.4 million of embedded repurchase agreements with a weighted average rate of 1.74%. The weighted average contractual maturity of the repurchase agreements was 20.0 days as of December 31, 2014.

In 2014, we entered into a resecuritization transaction that resulted in consolidation of the VIE created with the SPE which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of March 31, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $46.1 million and $47.6 million, respectively. As of March 31, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $38.4 million and $39.8 million, respectively, which is included in our consolidated balance sheet as “Non-Agency RMBS.” As of March 31, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.54% and 5.50%, respectively, and a weighted average yield of 6.14% and 5.14%, respectively. As of March 31, 2015 and December 31, 2014, we recorded secured financing of $38.4 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. We have recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of March 31, 2015 and December 31, 2014, the consolidated tranche has a weighted average life of 3.23 years and 3.40 years, respectively and a weighted average yield of 3.55% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to our general credit. We have no obligation to provide any other explicit or implicit support to any VIE.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency interest-only securities and U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of March 31, 2015, we have entered into $1.0 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and June 5, 2023, $100.0 million of U.S. Treasury long securities with maturities of February 15, 2025 and we have $25.0 million of short positions in U.S. Treasury securities with maturities of February 29, 2020.

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

Contractual obligations

As of March 31, 2015, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation, however expenses are evaluated in accordance with its policy. The reimbursement is subject to an annual budget process which combines guidelines found in the Management Agreement with oversight by the Company’s board of directors. Of the $3.1 million of Other operating expenses for the three months ended March 31, 2015, we have expensed $1.8 million, which will be paid to the Manager. Of the $2.6 million of Other operating expenses for the three months ended March 31, 2014, we have expensed $1.7 million, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three months ended March 31, 2015 or March 31, 2014.

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

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant to the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of March 31, 2015, all of these units remained outstanding.

We have presented a table that details the contractual maturity of our repurchase agreements at March 31, 2015. See the “Liquidity and Capital Resources” section for this table. As of March 31, 2015 and December 31, 2014, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.6 million and $2.6 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions and through investments in affiliates, if applicable.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of March 31, 2015, our maximum exposure to loss on TBAs is $187.8 million.

We have entered into IO Index transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1 month Libor. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IO Index transactions represents the notional fair value of the transactions. As of March 31, 2015, the Company did not hold any of these positions.

Our investments in affiliates are comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investments in affiliates are accounted for using the equity method of accounting. As of March 31, 2015, our maximum exposure to loss on investments in affiliates is $54.7 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the three months ended March 31, 2015.

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

Grants of restricted common stock

As of March 31, 2015, we have granted an aggregate of 29,708 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2015, 69,958 shares of restricted common stock granted to our Manager and independent directors have vested.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of March 31, 2015 the Company had undistributed taxable income of approximately $1.81 per share.

The following table details the Company’s common stock dividends during the three months ended March 31, 2015 and March 31, 2014:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60

The following table details the Company’s preferred stock dividends during the three months ended March 31, 2015 and March 31, 2014:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50

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

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities and loan portfolios with fixed-rate coupons would be expected to decrease more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon assets tend to have significantly more duration or price sensitivity to changes in interest rates, than floating-rate coupon assets. We anticipate that fixed-rate coupon assets will comprise a substantial majority of our portfolio for the foreseeable future.

The Company calculates estimated effective duration (i.e., the price sensitivity to changes in interest rates) to measure the impact on portfolio value to changes in interest rates. The Company estimates duration based on an unadjusted third-party model. Different models and methodologies can produce different effective duration estimates for the same securities.

At March 31, 2015, the Company computed an estimated net effective duration of 0.62 years, comprised of 1.96 Agency RMBS duration, (1.18) hedge duration and (0.16) liability duration. The duration on real estate investments other than Agency securities was excluded and therefore assumed to be 0.0 years.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2015. Actual results could differ materially from estimates.

The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2015, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)(4)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (3)
+100	-6.4%	-12.0%
+50	-2.6%	-5.8%
-50	0.9%	2.4%
-100	-0.5%	0.5%

(1)  Includes investments held through afiliated entities that are reported as "Investments in Affiliates" on our consolidated balance sheet.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)  Interest income includes trades settled as of March 31, 2015.

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

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral, either securities or cash, on the same business day.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2015, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

Refer to the risks identified under the captions “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is available on the Securities and Exchange Commission’s website at www.sec.gov,“Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and Ag Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 7, 2015	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

May 7, 2015	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
March 31, 2015

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

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014

*10.12	Restated Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and Ag Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

