Form 10-Q
period 2015-06-30
AG Mortgage Investment Trust, Inc.
filed 2015-08-06
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 28,410,937 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Real estate securities, at fair value:
Agency - $1,520,424,707 and $1,691,194,581 pledged as collateral, respectively	$1,639,497,291	$1,808,314,746
Non-Agency - $1,117,558,576 and $1,088,398,641 pledged as collateral, respectively	1,164,542,624	1,140,077,928
ABS - $61,094,356 and $66,693,243 pledged as collateral, respectively	61,094,356	66,693,243
CMBS - $105,167,321 and $96,920,646 pledged as collateral, respectively	108,767,353	100,520,652
Residential mortgage loans, at fair value -$74,328,679 and $73,407,869 pledged as collateral, respectively	80,725,305	85,089,859
Commercial loans, at fair value - $62,800,000 pledged as collateral	72,800,000	72,800,000
Investments in affiliates	33,637,519	20,345,131
Excess mortgage servicing rights, at fair value	529,946	628,367
Linked transactions, net, at fair value	-	26,695,091
Cash and cash equivalents	73,802,887	64,363,514
Restricted cash	23,070,257	34,477,975
Interest receivable	11,513,517	11,886,019
Receivable under reverse repurchase agreements	104,868,750	-
Derivative assets, at fair value	4,313,897	11,382,622
Other assets	9,603,578	10,543,072
Due from broker	3,254,746	4,586,912
Total Assets	$3,392,022,026	$3,458,405,131

Liabilities
Repurchase agreements	$2,513,218,214	$2,644,955,948
Securitized debt	36,009,319	39,777,914
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	102,891,797	-
Interest payable	2,865,826	2,461,494
Derivative liabilities, at fair value	2,897,666	8,608,209
Dividend payable	17,033,527	17,031,609
Due to affiliates	4,774,983	4,850,807
Accrued expenses	2,227,218	2,285,339
Taxes payable	977,216	1,743,516
Due to broker	2,558,314	4,015,152
Total Liabilities	2,685,454,080	2,725,729,988

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,389,211 and 28,386,015 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	283,893	283,861
Additional paid-in capital	586,141,440	586,051,751
Retained earnings/(deficit)	(41,071,392)	(14,874,474)
Total Stockholders' Equity	706,567,946	732,675,143

Total Liabilities & Stockholders' Equity	$3,392,022,026	$3,458,405,131

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Interest Income
Interest income	$37,278,271	$36,079,435	$73,658,536	$70,222,175
Interest expense	7,574,429	6,783,768	15,088,607	12,930,355
	29,703,842	29,295,667	58,569,929	57,291,820

Other Income
Net realized gain/(loss)	(2,153,328)	(1,826,360)	(11,803,254)	(1,277,500)
Income/(loss) from linked transactions, net	-	3,409,366	-	7,536,107
Realized loss on periodic interest settlements of derivative instruments, net	(3,228,729)	(5,773,644)	(6,689,956)	(12,081,501)
Unrealized gain/(loss) on real estate securities and loans, net	(22,256,001)	42,653,828	(10,996,283)	72,020,872
Unrealized gain/(loss) on derivative and other instruments, net	5,798,988	(23,917,820)	(3,121,810)	(43,098,535)
	(21,839,070)	14,545,370	(32,611,303)	23,099,443

Expenses
Management fee to affiliate	2,502,091	2,507,487	5,009,181	5,008,012
Other operating expenses	3,285,942	2,739,225	6,363,940	5,382,906
Servicing fees	144,999	162,717	319,998	162,717
Equity based compensation to affiliate	36,738	73,586	113,418	154,659
Excise tax	375,000	375,000	750,000	875,000
	6,344,770	5,858,015	12,556,537	11,583,294

Income/(loss) before equity in earnings/(loss) from affiliates	1,520,002	37,983,022	13,402,089	68,807,969
Income tax benefit/(expense)	-	(92,795)	-	(92,795)
Equity in earnings/(loss) from affiliates	320,442	3,275,056	1,201,797	3,636,351
Net Income/(Loss)	1,840,444	41,165,283	14,603,886	72,351,525

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$(1,526,910)	$37,797,929	$7,869,178	$65,616,817

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.05)	$1.33	$0.28	$2.31
Diluted	$(0.05)	$1.33	$0.28	$2.31

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,389,211	28,377,245	28,388,417	28,374,348
Diluted	28,389,211	28,380,458	28,415,992	28,375,675

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	11,749	117	-	-	238,936	-	239,053
Common dividends declared	-	-	-	-	-	(34,051,993)	(34,051,993)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	72,351,525	72,351,525
Balance at June 30, 2014	28,377,404	$283,774	$49,920,772	$111,293,233	$585,858,424	$(11,121,592)	$736,234,611

Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Grant of restricted stock and amortization of equity based compensation	3,196	32	-	-	173,340	-	173,372
Common dividends declared	-	-	-	-	-	(34,066,096)	(34,066,096)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	14,603,886	14,603,886
Balance at June 30, 2015	28,389,211	$283,893	$49,920,772	$111,293,233	$586,141,440	$(41,071,392)	$706,567,946

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income/(loss)	$14,603,886	$72,351,525
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gain)/loss	11,803,254	1,277,500
Net amortization of premium	7,684,635	9,956,156
Net realized and unrealized (gains)/losses on securities underlying linked transactions	-	(1,984,448)
Unrealized (gains)/losses on derivative and other instruments, net	3,121,810	43,098,535
Unrealized (gains)/losses on real estate securities and loans, net	10,996,283	(72,020,872)
Equity based compensation to affiliate	113,418	154,659
Equity based compensation expense	59,954	90,428
Income from investments in affiliates in excess of distributions received	(698,246)	(31,619)
Change in operating assets/liabilities:
Interest receivable	766,299	(405,433)
Other assets	594,875	(413,065)
Due from broker	1,332,166	(754,355)
Interest payable	(955,753)	(1,607,597)
Due to affiliates	(75,824)	(283,270)
Accrued expenses	(58,121)	284,797
Taxes payable	(766,300)	(404,018)
Net cash provided by operating activities	48,522,336	49,308,923

Cash Flows from Investing Activities
Purchase of real estate securities	(387,133,161)	(517,737,467)
Purchase of residential mortgage loans	-	(35,075,171)
Purchase of commercial loans	-	(72,123,364)
Purchase of U.S. treasury securities	(525,244,604)	-
Investments in affiliates	(12,150,900)	7,197,841
Purchase of excess mortgage servicing rights	-	(730,146)
Purchase of securities underlying linked transactions	-	(26,934,398)
Proceeds from sale of real estate securities	387,880,819	349,925,637
Proceeds from sale of securities underlying linked transactions	-	9,678,945
Proceeds from sales of U.S. treasury securities	522,584,101	-
Principal repayments on real estate securities	256,557,649	190,759,954
Principal repayments on residential mortgage loans	4,552,318	454,098
Principal repayments on securities underlying linked transactions	-	34,931,251
Receipt of premium for interest rate swaptions	-	433,750
Payment of premium for interest rate swaptions	-	(745,500)
Net proceeds from (payment made) on reverse repurchase agreements	(104,887,745)	(16,584,132)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	101,381,187	15,251,378
Net settlement of interest rate swaps	(12,095,409)	1,897,155
Net settlement of TBAs	2,838,477	(225,977)
Net settlement of IO Indexes	-	(437,861)
Cash flows provided by (used in) other investing activities	2,667,569	(5,240,175)
Restricted cash provided by (used in) investing activities	12,840,432	(12,724,251)
Net cash provided by (used in) investing activities	249,790,733	(78,028,433)

Cash Flows from Financing Activities
Offering costs	(83,651)	-
Borrowings under repurchase agreements	15,375,825,942	10,974,971,334
Borrowings under repurchase agreements underlying linked transactions	-	981,707,722
Repayments of repurchase agreements	(15,620,927,549)	(10,890,794,402)
Repayments of repurchase agreements underlying linked transactions	-	(1,046,278,862)
Net collateral received from (paid to) derivative counterparty	(3,622,876)	(25,286,048)
Net collateral received from (paid to) repurchase counterparty	733,324	192,936
Dividends paid on common stock	(34,064,178)	(34,045,244)
Dividends paid on preferred stock	(6,734,708)	(6,734,708)
Net cash provided by (used in) financing activities	(288,873,696)	(46,267,272)

Net change in cash and cash equivalents	9,439,373	(74,986,782)
Cash and cash equivalents, Beginning of Period	64,363,514	86,190,011
Cash and cash equivalents, End of Period	$73,802,887	$11,203,229

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$14,152,096	$14,248,958
Cash paid for income tax	$1,535,522	$1,372,482
Real estate securities recorded upon unlinking of Linked Transactions	$139,778,263	$71,626,997
Repurchase agreements recorded upon unlinking of Linked Transactions	$113,363,873	$61,397,051
Transfer from residential mortgage loans to other assets	$1,767,572	$-
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$17,033,527	$17,027,642
Decrease of securitized debt	$4,247,368	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. The Company held no cash equivalents at June 30, 2015 or December 31, 2014. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral is included in the due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements. Restricted cash is carried at cost, which approximates fair value.

Offering costs

The Company incurred offering costs in connection with common stock offerings, issuances of preferred stock and registration statements. The offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in-capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

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

June 30, 2015

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

Securities in an unrealized loss position at June 30, 2015 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

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

June 30, 2015

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

Investments in affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election on its financial instruments pursuant to ASC 825; as such the Company will treat its investments in affiliates consistently with this election. The investments in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

June 30, 2015

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest-only securities). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2015 and December 31, 2014, the Company has met all margin call requirements.

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

June 30, 2015

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2015 and December 31, 2014, the Company did not have any derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

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

June 30, 2015

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

June 30, 2015

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. The Company is currently assessing the impact of this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), to simplify the presentation of debt issuance costs. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount. Before the FASB issued this simplification, debt issuance costs were capitalized as an asset (i.e., a deferred charge). For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at June 30, 2015 and December 31, 2014. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

The following table details the Company’s real estate securities portfolio as of June 30, 2015:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$115,433,500	$5,525,045	$120,958,545	$1,708,200	$(357,780)	$122,308,965	3.72%	2.79%
30 Year Fixed Rate	890,073,785	41,993,673	932,067,458	8,630,613	(4,455,610)	936,242,461	3.80%	3.12%
Fixed Rate CMO	82,478,290	796,092	83,274,382	2,167,848	-	85,442,230	3.00%	2.87%
ARM	391,490,514	7,222	391,497,736	6,816,129	(279,697)	398,034,168	2.41%	2.75%
Interest Only	763,244,238	(669,822,513)	93,421,725	4,786,420	(738,678)	97,469,467	3.49%	7.75%
Credit Investments:
Non-Agency RMBS	1,842,576,195	(696,920,485)	1,145,655,710	25,339,207	(6,452,293)	1,164,542,624	3.13%	5.69%
ABS	61,003,014	(461,061)	60,541,953	900,977	(348,574)	61,094,356	5.27%	5.66%
CMBS	209,935,854	(108,880,417)	101,055,437	2,331,241	(386,316)	103,000,362	5.37%	6.57%
CMBS Interest Only	52,357,700	(46,750,830)	5,606,870	160,121	-	5,766,991	1.92%	5.78%
Total	$4,408,593,090	$(1,474,513,274)	$2,934,079,816	$52,840,756	$(13,018,948)	$2,973,901,624	3.35%	4.39%

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	$778,798,167	$(10,304,612)	$123,942,383	$(2,714,336)
December 31, 2014	551,097,657	(6,921,385)	224,261,493	(4,029,419)

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

For the three months ended June 30, 2015 the Company recognized $1.2 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $1.2 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $1.2 million of OTTI recorded, $0.7 million related to securities where OTTI was not previously recognized. For the six months ended June 30, 2015 the Company recognized $3.9 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $3.9 million of OTTI due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. Of the $3.9 million of OTTI recorded, $1.8 million related to securities where OTTI was not previously recognized.

For the three months ended June 30, 2014 the Company recognized $0.7 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.7 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $0.7 million of OTTI recorded, $0.1 million related to securities where OTTI was not previously recognized. For the six months ended June 30, 2014 the Company recognized $1.3 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $1.3 million of OTTI due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. Of the $1.3 million of OTTI recorded, $0.2 million related to securities where OTTI was not previously recognized.

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

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of June 30, 2015:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-		$-	$-	-	$41,299,854	$41,798,479	5.54%
Greater than one year and less than or equal to five years	88,682,235	88,038,435	2.34%	62,820,569	60,628,510	3.46%	498,720,313	490,325,153	4.01%
Greater than five years and less than or equal to ten years	1,160,708,936	1,144,755,002	3.42%	34,648,898	32,793,215	3.56%	680,305,780	672,194,555	2.56%
Greater than ten years	292,636,653	295,004,684	3.54%	-	-	-	114,078,386	108,541,783	5.40%
Total	$1,542,027,824	$1,527,798,121	3.38%	$97,469,467	$93,421,725	3.49%	$1,334,404,333	$1,312,859,970	3.27%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 20 Year and Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and CMBS Interest Only securities.

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

June 30, 2015

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

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 20 Year and Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and CMBS Interest Only securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended June 30, 2015, the Company sold 14 securities for total proceeds of $61.8 million, recording realized gains of $2.4 million and realized losses of $1.0 million, respectively. For the six months ended June 30, 2015, the Company sold 32 securities for total proceeds of $387.9 million, recording realized gains of $7.9 million and realized losses of $1.8 million, respectively.

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

There were no sales of investments held within affiliated entities for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company sold 12 securities held within affiliated entities for total gross proceeds of $31.0 million, recording realized gains of $3.6 million.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

The Company invests in credit sensitive commercial and residential real estate assets through affiliated entities, and has applied the equity method of accounting for such investments. As of June 30, 2015, the investments had a fair market value of $55.0 million and a weighted average yield of 8.93%. The underlying entities financed the acquisition of certain investments with repurchase agreements. As of June 30, 2015, the repurchase agreement balance, collateral pledged, and rate were $21.1 million, $28.0 million and 3.00%, respectively. As of December 31, 2014, the investments accounted for at fair value were $42.0 million with a weighted average yield of 12.13%. As of December 31, 2014, the repurchase agreement balance, collateral pledged, and rate were $21.3 million, $28.4 million and 3.00%, respectively. The Company has presented these investments and any related repurchase financing net on the consolidated balance sheet in the “Investments in affiliates” line item, and all income statement components on the consolidated statement of operations within “Equity in earnings/(loss) from affiliates”.

The underlying affiliated entities evaluate their investments for OTTI on at least a quarterly basis. The determination of whether these investments are other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment is less than its amortized cost at the balance sheet date, the investment is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

For the three and six months ended June 30, 2015 the underlying affiliated entities recognized $1.7 million of OTTI on certain investments held, which is included in the “Equity in earnings/(loss) from affiliates” line item on the consolidated statement of operations. The underlying affiliated entities recorded the $1.7 million of OTTI due to an adverse change in cash flows on certain investments, where the fair values of the investments were less than their carrying amounts. The $1.7 million related to investments where OTTI was not previously recognized. No OTTI was recorded on investments held through affiliated entities for the three or six months ended June 30, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of June 30, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $43.6 million and $47.6 million, respectively. As of June 30, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $36.0 million and $39.8 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of June 30, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.59% and 5.50%, respectively, and a weighted average yield of 5.91% and 5.14%, respectively. As of June 30, 2015, and December 31, 2014, the Company has recorded secured financing of $36.0 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, the consolidated tranche had a weighted average life of 4.42 years and 3.40 years, respectively and a weighted average yield of 3.70% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of June 30, 2015:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)
Residential mortgage loans	$109,326,731	$(31,652,845)	$77,673,886	$3,051,419	$-	$80,725,305	5.50%	7.93%	5.72

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2014:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)
Residential mortgage loans	$119,882,836	$(35,534,525)	$84,348,311	$1,101,473	$(359,925)	$85,089,859	5.53%	8.90%	5.65

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The table below summarizes the distribution of the Company’s residential mortgage loans at fair value:

	June 30, 2015		December 31, 2014
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$67,766,720	$86,159,610	$68,581,824	$89,493,175
Non-Performing	12,958,585	23,167,121	16,508,035	30,389,661
	$80,725,305	$109,326,731	$85,089,859	$119,882,836

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

For the three and six months ended June 30, 2015 the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The $0.4 million related to non-performing and re-performing loan pools with unpaid principal balances of $19.4 million and $48.0 million, respectively where OTTI was not previously recognized. No OTTI was recorded on loans for the three or six months ended June 30, 2014.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	June 30, 2015	December 31, 2014
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	97%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	16%	16%
California	10%	11%
Florida	7%	8%
Maryland	6%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and six months ended June 30, 2015 and June 30, 2014, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning Balance	$39,457,764	$16,915,318	$38,008,263	$-
Additions	-	-	-	17,159,216
Accretion	(1,424,792)	(43,987)	(3,290,087)	(287,885)
Reclassifications from/(to) non-accretable difference	(4,491,240)	-	(212,560)	-
Disposals	(11,408)	(414,764)	(975,292)	(414,764)
Ending Balance	$33,530,324	$16,456,567	$33,530,324	$16,456,567

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

As of June 30, 2015, the Company’s residential mortgage loan portfolio is comprised of 544 conventional loans with original loan balances between $5,000 and $1.1 million.

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s commercial loan portfolio at June 30, 2015.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years)	Stated Maturity Date (6)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(164,411)	$29,835,589	$164,411	$-	$30,000,000	6.50%	8.10%	1.96	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(90,881)	32,709,119	90,881	-	32,800,000	5.00%	6.16%	0.95	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(49,738)	9,950,262	49,738	-	10,000,000	13.50%	15.99%	1.11	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(305,030)	$72,494,970	$305,030	$-	$72,800,000	6.79%	8.31%	1.39

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for our loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Loan A is comprised of a first mortgage and mezzanine loan of $20.0 million and $10.0 million, respectively.

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

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years)	Stated Maturity Date (6)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(240,326)	$29,759,674	$240,326	$-	$30,000,000	6.50%	8.76%	2.77	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(189,506)	32,610,494	189,506	-	32,800,000	5.00%	6.15%	1.45	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(66,187)	9,933,813	66,187	-	10,000,000	13.50%	15.77%	1.61	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(496,019)	$72,303,981	$496,019	$-	$72,800,000	6.79%	8.55%	2.02

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

During the three and six months ended June 30, 2015 the Company recorded $0.1 million and $0.2 million of discount accretion, respectively. During the three and six months ended June 30, 2014 the Company recorded $0.1 million and $0.1 million of discount accretion, respectively.

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

June 30, 2015

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$122,308,965	$-	$122,308,965
30 Year Fixed Rate	-	936,242,461	-	936,242,461
Fixed Rate CMO	-	85,442,230	-	85,442,230
ARM	-	398,034,168	-	398,034,168
Interest Only	-	97,469,467	-	97,469,467
Credit Investments:
Non-Agency RMBS	-	691,409,945	473,132,679	1,164,542,624
ABS	-	-	61,094,356	61,094,356
CMBS	-	45,504,008	57,496,354	103,000,362
CMBS Interest Only	-	-	5,766,991	5,766,991
Residential mortgage loans	-	-	80,725,305	80,725,305
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	529,946	529,946
Derivative assets	-	4,313,897	-	4,313,897
Total Assets Carried at Fair Value	$-	$2,380,725,141	$751,545,631	$3,132,270,772

Liabilities:
Securitized debt	$-	$(36,009,319)	$-	$(36,009,319)
Securities borrowed under reverse repurchase agreements	(102,891,797)	-	-	(102,891,797)
Derivative liabilities	-	(2,897,666)	-	(2,897,666)
Total Liabilities Carried at Fair Value	$(102,891,797)	$(38,906,985)	$-	$(141,798,782)

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$133,742,870	$-	$133,742,870
30 Year Fixed Rate	-	1,036,024,019	-	1,036,024,019
Fixed Rate CMO	-	90,775,375	-	90,775,375
ARM	-	427,537,367	-	427,537,367
Interest Only	-	120,235,115	-	120,235,115
Credit Investments:
Non-Agency RMBS	-	684,841,649	455,236,279	1,140,077,928
ABS	-	-	66,693,243	66,693,243
CMBS	-	55,051,429	39,343,274	94,394,703
CMBS Interest Only	-	-	6,125,949	6,125,949
Residential mortgage loans	-	-	85,089,859	85,089,859
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	628,367	628,367
Linked transactions	-	21,612,360	5,082,731	26,695,091
Derivative assets	-	11,382,622	-	11,382,622
Total Assets Carried at Fair Value	$-	$2,581,202,806	$730,999,702	$3,312,202,508

Liabilities:
Securitized debt	$-	$(39,777,914)	$-	$(39,777,914)
Derivative liabilities	-	(8,608,209)	-	(8,608,209)
Total Liabilities Carried at Fair Value	$-	$(48,386,123)	$-	$(48,386,123)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2015 and June 30, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

June 30, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights
Beginning balance	$509,545,172	$69,067,254	$53,810,559	$6,006,027	$82,392,720	$72,800,000	$579,734
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-
Purchases	28,384,097	-	18,000,000	-	-	-	-
Reclassification of security type (2)	-	-	-	-	-	-	-
Proceeds from sales	(14,262,260)	(7,803,290)	(13,870,892)	-	-	-	-
Proceeds from settlement	(71,350,444)	(334,856)	(717,106)	-	(2,702,973)	-	(49,788)
Total net gains/(losses) (3)	-	-	-	-	-	-	-
Included in net income	507,847	165,248	273,793	(239,036)	1,035,558	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-
Ending Balance	$473,132,679	$61,094,356	$57,496,354	$5,766,991	$80,725,305	$72,800,000	$529,946

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2015 (4)	$2,057,034	$212,014	$(133,055)	$(239,036)	$1,401,735	$-	$12,878

(1) Transfers are assumed to occur at the beginning of the period.
(2) Primarily represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$1,701,227
Net realized gain/(loss)	42,183
Total	$1,743,410

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$3,311,570

Three Months Ended

June 30, 2014

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$381,244,949	$73,661,029	$37,924,945	$6,398,258	$34,939,773	$10,000,000	$-	$9,911,059
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	173,507,091	6,562,500	-	-	-	62,157,000	730,146	(1,640,500)
Reclassification of security type (2)	19,245,007	(6,562,500)	(12,683,116)	-	-	-	-	1,520,345
Proceeds from sales	(4,985,789)	(23,791,829)	(5,674,728)	-	-	-	-	-
Proceeds from settlement	(24,887,481)	(6,679,339)	(357,588)	-	(454,098)	-	-	(2,473,477)
Total net gains/ (losses) (3)
Included in net income	4,213,261	(94,663)	80,392	231,122	355,373	643,000	-	1,230,198
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$548,337,038	$43,095,198	$19,289,905	$6,629,380	$34,841,048	$72,800,000	$730,146	$8,547,625

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2014 (4)	$3,974,028	$(235,466)	$(754,949)	$231,122	$416,220	$643,000	$-	$1,283,351

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,230,198
Unrealized gain/(loss) on real estate securities and loans, net	4,778,701
Interest income	649,784
Total	$6,658,683

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,283,351
Unrealized gain/(loss) on real estate securities and loans, net	4,273,955
Total	$5,557,306

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

Six Months Ended

June 30, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$455,236,279	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	102,530,233	4,027,500	32,642,289	-	-	-	-	-
Reclassification of security type (2)	24,129,591	-	-	-	-	-	-	(5,082,731)
Proceeds from sales	(26,645,804)	(10,399,188)	(13,870,892)	-	-	-	-	-
Proceeds from settlement	(106,575,361)	(563,102)	(1,105,069)	-	(4,561,672)	-	(98,421)	-
Total net gains/(losses) (3)
Included in net income	4,149,474	1,335,903	486,752	(358,958)	197,118	-	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$473,132,679	$61,094,356	$57,496,354	$5,766,991	$80,725,305	$72,800,000	$529,946	$-

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2015 (4)	$5,504,661	$1,285,375	$79,904	$(358,958)	$631,106	$-	$12,878	$-

(1) Transfers are assumed to occur at the beginning of the period.
(2) Primarily represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$5,785,039
Net realized gain/(loss)	25,250
Total	$5,810,289

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$7,154,966

Six Months Ended

June 30, 2014

	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	249,366,020	9,584,500	-	-	35,075,171	72,084,833	730,146	-
Reclassification of security type (2)	26,752,862	-	-	-	-	-	-	(4,219,811)
Proceeds from sales	(15,765,033)	(23,791,829)	(5,674,728)	-	-	-	-	-
Proceeds from settlement	(29,006,717)	(14,245,380)	(564,395)	-	(454,098)	-	-	(3,614,362)
Total net gains/(losses) (3)
Included in net income	7,149,344	203,123	1,556,985	304,645	219,975	715,167	-	1,658,629
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$548,337,038	$43,095,198	$19,289,905	$6,629,380	$34,841,048	$72,800,000	$730,146	$8,547,625

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2014 (4)	$6,946,307	$62,320	$721,644	$304,645	$280,822	$715,167	$-	$1,656,144

(1) Transfers are assumed to occur at the beginning of the period.
(2) Represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,658,629
Unrealized gain/(loss) on real estate securities and loans, net	9,768,366
Net realized loss	380,873
Total	$11,807,868

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,656,144
Unrealized gain/(loss) on real estate securities and loans, net	9,030,905
Total	$10,687,049

During the three and six months ended June 30, 2015, the Company transferred a $20.3 million Non-Agency RMBS into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820 as this security exhibited indications of reduced levels of market transparency. Examples of such indications include a reduction in observable transactions or executable quotes involving this security or similar securities. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods. The Company did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.05% - 20.48% (5.67%)
Non-Agency RMBS	$473,132,679	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.00% (5.91%)
			Projected Collateral Losses	0.00% - 35.00% (8.74%)
			Projected Collateral Severities	0.00% - 80.00% (35.45%)
			Yield	4.61% - 7.64% (5.66%)
ABS	$61,094,356	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (68.91%)
			Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
			Yield	4.31% - 15.92% (6.06%)
CMBS	$57,496,354	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (1.05%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.77% - 5.80% (5.78%)
CMBS Interest Only	$5,766,991	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.17% - 29.78% (7.93%)
Residential Mortgage Loans	$80,725,305	Discounted Cash Flow	Projected Collateral Prepayments	3.56% - 7.20% (5.45%)
			Projected Collateral Losses	4.47% - 8.38% (6.32%)
			Projected Collateral Severities	30.25% - 39.25% (34.62%)
			Yield	6.16% - 15.99% (8.31%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$529,946	Discounted Cash Flow	Yield	11.90% - 15.25% (14.62%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2015.

Asset Class	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.29% - 35.48% (5.30%)
Non-Agency RMBS	$455,236,279	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (3.21%)
			Projected Collateral Losses	0.00% - 35.00% (13.07%)
			Projected Collateral Severities	0.00% - 80.00% (36.04%)
			Yield	4.62% - 7.95% (5.55%)
ABS	$66,693,243	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (88.56%)
			Projected Collateral Losses	0.00% - 8.30% (5.13%)
			Projected Collateral Severities	0.00% - 50.00% (7.15%)
			Yield	4.80% - 10.52% (6.34%)
CMBS	$39,343,274	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.72% - 5.78% (5.73%)
CMBS Interest Only	$6,125,949	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.60% - 23.67% (8.90%)
Residential Mortgage Loans	$85,089,859	Discounted Cash Flow	Projected Collateral Prepayments	1.98% - 8.36% (6.44%)
			Projected Collateral Losses	4.47% - 9.64% (6.20%)
			Projected Collateral Severities	20.93% - 41.94% (27.65%)
			Yield	6.15% - 15.77% (8.55%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage**	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$628,367	Discounted Cash Flow	Yield	9.09% - 12.52% (9.78%)
			Yield	4.49% - 6.45% (5.50%)
Linked Transactions*	$5,082,731	Discounted Cash Flow	Projected Collateral Prepayments	3.00% - 12.00% (6.94%)
			Projected Collateral Losses	4.00% - 14.00% (8.09%)
			Projected Collateral Severities	42.00% - 60.00% (52.87%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS investments.

** Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s securities classified as a component of Linked Transactions are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

6. Repurchase Agreements

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value. The Company maintains the beneficial interest in the specific assets pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company maintains a level of liquidity in the form of cash and unpledged Agency whole-pool RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of June 30, 2015:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,784,481,000	0.84%	9.4%	$2,008,500,287	$1,978,221,373	$6,375,273
31-60 days	213,157,000	1.20%	11.1%	243,309,452	249,224,502	731,637
61-90 days	19,727,000	1.80%	27.1%	27,175,990	26,109,661	53,494
Greater than 90 days	421,111,508	1.69%	12.5%	517,989,672	509,619,203	1,555,551
Total / Weighted Average	$2,438,476,508	1.02%	10.3%	$2,796,975,401	$2,763,174,739	$8,715,955

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of June 30, 2015:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	52,241,706	2.69%	2.93%	29.6%	74,328,679	71,754,313	83,543
Total / Weighted Average	$52,241,706	2.69%	2.93%	29.6%	$74,328,679	$71,754,313	$83,543

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

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in commercial mortgage loans as of June 30, 2015:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	22,500,000	2.43%	3.33%	64.2%	62,800,000	62,544,708	771,348
Total / Weighted Average	$22,500,000	2.43%	3.33%	64.2%	$62,800,000	$62,544,708	$771,348

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Fair Value of investments pledged as collateral under repurchase agreements:
Agency RMBS	$1,513,155,148	$1,684,021,261
Non-Agency RMBS	1,117,558,576	1,088,398,641
ABS	61,094,356	66,693,243
CMBS	105,167,321	96,920,646
Residential Mortgage Loans	74,328,679	73,407,869
Commercial Mortgage Loans	62,800,000	62,800,000
Cash pledged (i.e., restricted cash) under repurchase agreements	12,641,361	13,374,600
Total collateral pledged under Repurchase agreements	$2,946,745,441	$3,085,616,260

The following table presents information with respect to the Company’s total borrowings under repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Repurchase agreements secured by investments:
Agency RMBS	$1,429,553,000	$1,583,911,000
Non-Agency RMBS	882,842,508	860,019,230
ABS	48,140,000	52,993,000
CMBS	77,941,000	74,959,000
Residential Mortgage Loans	52,241,706	50,573,718
Commercial Mortgage Loans	22,500,000	22,500,000
Gross Liability for Repurchase agreements	$2,513,218,214	$2,644,955,948

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of June 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,513,218,214	$-	$2,513,218,214	$2,513,218,214	$-	$-

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

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) with 37 and 34 counterparties, under which it had outstanding debt with 22 and 22 counterparties at June 30, 2015 and December 31, 2014 on a GAAP basis, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

At June 30, 2015 the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, excluding repurchase agreements through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$86,135,568	555	12%
Credit Suisse Securities, LLC	58,680,541	109	8%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	45,527,811	11	6%
JP Morgan Securities, LLC	39,798,147	399	6%
The Royal Bank of Canada	39,018,295	36	6%

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

On April 13, 2015, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of June 30, 2015, the Company had $84.2 million of debt outstanding under this facility.

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as so amended, the “WFB1 Repurchase Agreement”) with Wells Fargo Bank to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of June 30, 2015, the Company had $52.2 million of debt outstanding under the WFB1 Repurchase Agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to satisfaction of certain terms of the extensions. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. Under the CREL Repurchase Agreement, Wells Fargo’s recourse against the Company and AG MIT, LLC in the event of a default is limited to $80 million. The Company records its financing at cost, which approximates its estimated fair value. As of June 30, 2015, the Company had $22.5 million of debt outstanding under this facility.

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo (the “Guarantee”), and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that could be borrowed under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the Repurchase Agreement totaled approximately $42.8 million.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014, the Company had repurchase agreements of $113.4 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. There were no linked transactions as of June 30, 2015. See Note 7 for details.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company may also enter into non-derivative instruments to manage interest rate risk, including Agency IO securities and long and short positions in U.S. treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2015 and December 31, 2014.

Derivative Instrument	Designation	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(2,143,761)	$(8,608,209)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	4,169,367	9,902,151
TBAs	Non-Hedge	Derivative liabilities, at fair value	(753,905)	-
TBAs	Non-Hedge	Derivative assets, at fair value	144,530	1,480,471
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(102,891,797)	-
Linked transactions	Non-Hedge	Linked transactions, net, at fair value	-	26,695,091

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of June 30, 2015 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives:

Non-hedge derivatives held long/(short):	June 30, 2015	December 31, 2014
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,105,000,000	$1,441,000,000
Notional amount of Receive Fix/Pay Float Interest Rate Swap Agreements	(5,000,000)	(5,000,000)
Notional amount of TBAs	-	225,000,000
Notional amount of short positions on U.S. Treasuries	(105,000,000)	-
Notional amount of Linked Transactions (1)	-	150,836,900

(1) Represents the current face of the securities comprising linked transactions as of December 31, 2014.

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$9,168,104	$(25,096,503)	$(513,854)	$(43,559,542)
Interest rate swaps, at fair value	Net realized gain/(loss)	-	1,277,513	(12,095,409)	1,897,156
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	(462,115)	-	(581,164)
Swaptions, at fair value	Net realized gain/(loss)	-	(311,250)	-	133,750
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(2,776,176)	2,199,452	(2,089,846)	2,090,038
TBAs	Net realized gain/(loss)	683,399	(225,977)	2,838,477	(225,977)
IO Index, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	72,595	-	37,989
IO Index, at fair value	Net realized gain/(loss)	-	(452,650)	-	(322,889)
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	-	38,774
MBS Options, at fair value	Net realized gain/(loss)	-	-	-	19,531
Linked transactions	Income/(loss) from linked transactions, net	-	3,409,366	-	7,536,107
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(649,023)	-	-	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	(1,914,062)	-	(3,177,734)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	14,453	(631,249)	(354,688)	(1,124,630)
Short positions on U.S. Treasuries	Net realized gain/(loss)	(708,789)	565,539	(1,151,758)	565,539

(1) For the three months ended June 30, 2015, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $1.0 million of net TBA dollar roll net interest income and net losses of $(3.1) million due to price changes. For the six months ended June 30, 2015, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $2.2 million of net TBA dollar roll net interest income and net losses of $(1.5) million due to price changes. For the three months ended June 30, 2014, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $0.3 million of net TBA dollar roll net interest income and net gains of $1.7 million due to price changes. For the six months ended June 30, 2014, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $0.3 million of net TBA dollar roll net interest income and net gains of $1.6 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of June 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$104,868,750	$-	$104,868,750	$102,891,797	$-	$1,976,953

Derivative Assets (1)
Interest Rate Swaps	$6,223,883	$-	$6,223,883	$-	$2,479,502	$3,744,381
TBAs	144,530	-	144,530	-	-	144,530
Total Derivative Assets	$6,368,413	$-	$6,368,413	$-	$2,479,502	$3,888,911

Derivative Liabilities (2)
Interest Rate Swaps	$(875,024)	$-	$(875,024)	$-	$(875,024)	$-
TBAs	(753,905)	-	(753,905)	-	(753,905)	-
Total Derivative Liabilities	$(1,628,929)	$-	$(1,628,929)	$-	$(1,628,929)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $6,368,413 less accrued interest of $2,054,516 for a total of $4,313,897.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $1,628,929 plus accrued interest of $1,268,737 for a total of $2,897,666.

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

At June 30, 2015, the Company had real estate securities with a fair value of $7.3 million and $10.4 million of cash pledged as collateral against certain derivatives. The Company had $2.5 million of cash received as collateral against certain derivatives. At December 31, 2014, the Company had real estate securities with a fair value of $7.2 million and $21.1 million of cash pledged as collateral against certain derivatives. The Company had $3.9 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $139.6 million as collateral against the related linked repurchase agreements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents information about the Company’s interest rate swaps as of June 30, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.87%	0.32%	2.18
2018	210,000,000	1.05%	0.27%	2.76
2019	260,000,000	1.27%	0.27%	4.14
2020	290,000,000	1.67%	0.27%	4.76
2022	70,000,000	1.75%	0.27%	7.02
2023	160,000,000	2.31%	0.28%	7.92
2025	40,000,000	2.48%	0.28%	9.93
Total/Wtd Avg	$1,110,000,000	1.53%	0.28%	4.84

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery or receipt of the security will occur (referred to as the “regular-way” exception). Our maximum exposure to loss represents the net payable amount until the settlement date. As of June 30, 2015, our maximum exposure to loss on TBAs was $0.6 million. As of December 31, 2014, our maximum exposure to loss on TBAs was $235.2 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2015 and June 30, 2014:

For the Three Months Ended June 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$180,000,000	$310,000,000	$(490,000,000)	$-	$-	$(609,375)	$144,530	$(753,905)
TBAs - Short	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended June 30, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$235,000,000	$(75,000,000)	$160,000,000	$168,729,295	$(166,639,257)	$2,963,081	$(873,043)
TBAs - Short	$-	$100,000,000	$(100,000,000)	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$915,000,000	$(1,140,000,000)	$-	$-	$(609,375)	$144,530	$(753,905)
TBAs - Short	$-	$219,000,000	$(219,000,000)	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$235,000,000	$(75,000,000)	$160,000,000	$168,729,295	$(166,639,257)	$2,963,081	$(873,043)
TBAs - Short	$-	$247,000,000	$(247,000,000)	$-	$-	$-	$-	$-

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

June 30, 2015

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

The following table presents certain information related to the securities accounted for as a part of linked transactions during the three and six months ended June 30, 2014:

					For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life (Years)
Non-Agency RMBS	$174,306,536	$161,625,769	$162,531,203	$346,452	$707,409	$(2,911,422)	$4,327,677	$2,123,664	$5,075,619	$(3,289,232)	$4,362,710	$6,149,097	3.99%	6.11
CMBS	28,870,000	27,195,155	28,708,893	44,597	331,340	686,190	268,172	1,285,702	476,041	810,219	100,750	1,387,010	2.87%	3.16
Total	$203,176,536	$188,820,924	$191,240,096	$391,049	$1,038,749	$(2,225,232)	$4,595,849	$3,409,366	$5,551,660	$(2,479,013)	$4,463,460	$7,536,107	3.83%	5.69

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

As of June 30, 2015 and June 30, 2014, the Company’s outstanding warrants, unvested shares of restricted common stock and unvested restricted stock units were as follows:

	June 30, 2015	June 30, 2014
Warrants	1,007,500	1,007,500
Restricted stock granted to the Manager	-	3,355
Restricted stock units granted to the Manager	60,000	-
Restricted stock granted to the independent directors	-	2,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and six months ended June 30, 2015 and June 30, 2014, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$(1,526,910)	$37,797,929	$7,869,178	$65,616,817

Denominator:
Basic weighted average common shares outstanding	28,389,211	28,377,245	28,388,417	28,374,348
Dilutive effect of manager and director restricted stock, and restricted stock units	-	3,213	27,575	1,327
Dilutive weighted average common shares outstanding	28,389,211	28,380,458	28,415,992	28,375,675

Basic Earnings/(Loss) Per Share of Common Stock:	$(0.05)	$1.33	$0.28	$2.31
Diluted Earnings/(Loss) Per Share of Common Stock:	$(0.05)	$1.33	$0.28	$2.31

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive was manager restricted stock units of 29,915 for the three months ended June 30, 2015.

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

For the three months ended June 30, 2015 and June 30, 2014, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, the Company recorded excise tax expense of $0.8 million and $0.9 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2015 and December 31, 2014. The Company’s federal income tax returns for the last three years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of June 30, 2015 and December 31, 2014, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

For the three and six months ended June 30, 2015, the Company incurred a management fee of approximately $2.5 million and $5.0 million, respectively. For the three and six months ended June 30, 2014, the Company incurred a management fee of approximately $2.5 million and $5.0 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2015 and December 31, 2014, no event of termination of the management agreement had occurred.

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

For the three and six months ended June 30, 2015, the Company expensed into Other operating expenses $1.9 million, and $3.7 million, respectively, of reimbursable expenses payable to the Manager. For the three and six ended June 30, 2014, the Company expensed into Other operating expenses $1.6 million, and $3.3 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for these periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of June 30, 2015, 145,946 shares of common stock were available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of June 30, 2015, all of these units remained outstanding.

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

Transactions with affiliates

In May 2015, the Company, with other investors managed by an affiliate of the Manager (collectively, “Related Parties”), completed an arms-length transaction. The transaction consisted of a securitization of seasoned, fixed-rate and adjustable-rate, non-performing and re-performing mortgage loans secured by first or second liens on one- to four-family properties or cooperative shares and real estate owned.

The assets contributed to the securitization were previously held within two private securitizations which the Company held a 10% and 0% ownership interest, respectively. The remaining interests were owned by certain of the Related Parties.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. On May 6, 2015, the Company renewed its shelf registration statement, upsizing the amount of securities, including capital stock, available for issuance to $750.0 million. At June 30, 2015, approximately $750.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over- allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Company’s Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2015, the Company had declared all required quarterly dividends on the Company’s Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of June 30, 2015, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million with the last sale settling on June 13, 2013.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Company’s Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series B Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2015, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). No warrants were exercised for the three and six months ended June 30, 2015 and June 30, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table details the Company’s common stock dividends during the six months ended June 30, 2015 and June 30, 2014:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60

The following table details the Company’s preferred stock dividends during the six months ended June 30, 2015 and June 30, 2014:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant commitments and contingencies at June 30, 2015 and December 31, 2014.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

13. Subsequent Events

As of July 30, 2015, the Company’s wholly-owned captive insurance subsidiary was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). The 11 regional FHLBs provide short- and long-term secured loans, called “advances” to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. Membership in the FHLBC obligates the Company’s wholly-owned captive insurance subsidiary to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. Membership in the FHLB will provide the Company with greater financial flexibility and enhanced liquidity management.

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

The majority of our portfolio is comprised of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac. We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities, securities backed by interest-only strips, collateralized mortgage obligations (“CMOs”), and certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by a U.S. government agency or a U.S. government-sponsored entity, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments may include fixed-and floating- rate securities, including investment grade and non-investment grade. We group our Non-Agency RMBS by credit score at origination into Prime, Alt-A, Subprime, with the exception of RPL/NPL MBS, as defined below, and Securitized Whole Loans, as defined below, which are separately categorized.

RPL/NPL MBS are collateralized by re-performing or non-performing loans. RPL/NPL MBS are purchased primarily in offerings of new issues of such securities at prices at or around par and represent the senior tranches in the securitizations of the loan portfolios collateralizing such securities. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50%) to mitigate our exposure to credit risk on these securities. The subordinate tranche(s) absorb(s) all credit losses (until extinguished) and typically receives no cash flow (interest or principal) until the senior tranche is paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior tranche increases by 300 basis points if the security that we hold has not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

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

As of June 30, 2015 and per our GAAP consolidated balance sheet, we have a $3.1 billion investment portfolio comprised of securities, loans and MSRs, which consists of $1.6 billion, or 52.4%, of Agency RMBS and $1.5 billion, or 47.6%, of assets in our credit portfolio. Our investment portfolio, gross of investments held within affiliated entities in the credit investments category is $3.2 billion, which consists of $1.6 billion, or 51.6%, of Agency RMBS and $1.6 billion, or 48.4%, of assets in our credit portfolio. We utilize different hedging instruments as a means to mitigate interest rate risk. As of June 30, 2015 we entered into $1.1 billion notional amount of interest rate swaps, and $105.0 million notional of short positions in U.S. Treasury securities. We had no positions in TBAs at June 30, 2015. This compares with a $3.3 billion investment portfolio per our GAAP consolidated balance sheet as of December 31, 2014, which consisted of $1.8 billion, or 55.2%, of Agency RMBS and $1.5 billion, or 44.8%, of assets in our credit portfolio. Our investment portfolio as of December 31, 2014, gross of linked transactions and investments held within affiliated entities in the credit investments category and including TBAs in the Agency RMBS category, was $3.7 billion, which consisted of $2.0 billion, or 55.4%, of Agency RMBS and $1.7 billion, or 44.6%, of assets in our credit portfolio. We also entered into $1.4 billion notional amount of interest rate swaps as of December 31, 2014. We did not have any positions in U.S. Treasury securities at December 31, 2014. Refer to Note 7 to our financial statements for a discussion of TBAs, and investments held within affiliated entities.

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT-PA and MITT-PB, respectively.

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

Market and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.3% on a year-over-year basis in May 2015 as compared with May 2014, according to data released by CoreLogic. This marks the 39th consecutive monthly increase year-over-year in national home prices. The housing market continues to show signs of stabilization, albeit recovery is expected to be somewhat muted for the rest of the year. The U.S. government agencies and central bank policy sponsorship of housing via lower mortgage rates and potential loosening of credit available to potential homeowners, coupled with an improving broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the percent of owners underwater decreased slightly in the first quarter of 2015 to 10.2%, or 5.1 million homes, as many homeowners are emerging from the negative equity trap, which bodes well for a continued recovery in the housing market. CoreLogic projects that a 5% appreciation in home values across the U.S. would reduce the number of homeowners with negative equity by about one million. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to improve in 2015 and is anticipated to remain positive in the near future. We believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into both Non-Agency and Agency RMBS performance drivers.

During the fourth quarter of 2014, the Federal Open Market Committee (“FOMC”) officially exited its large scale asset purchase program, commonly referred to as quantitative easing (QE). However, it continued to maintain its existing policy of reinvesting principal payments from its holdings of Agency RMBS into new purchases of Agency RMBS and of rolling over maturing U.S. Treasury securities at auction through an unspecified date in the future. On February 24, 2015, during her Congressional testimony, the Chair of the Federal Reserve stated that the FOMC intends to reduce its securities holdings in a gradual and predictable manner primarily by ceasing to reinvest Agency RMBS principal payments. The timing of when the cessation would begin was not stated in the testimony.

The final first quarter gross domestic product (“GDP”) report showed growth retreating to 0.6% from a modest 2.2% annualized rate for the fourth quarter of 2014. The final revision for first quarter GDP showed upward revision to nonresidential fixed investment, private inventory investment, residential fixed investment, and to federal government spending, which were partly offset by a downward revision to Personal Consumption Expenditures (“PCE”).

With the harsh winter weather in the northeast and west coast port shutdowns behind us, the initial reading on second quarter GDP showed a rebound of 2.3%. While not as robust a rebound as many had originally hoped for, it is encouraging nonetheless.  Non-farm payrolls that had dipped below 200,000 per month on a three month moving average have climbed back above 220,000 per month as of June.  Most indicators of housing activity have resumed their upward trajectory, and while retail sales data has been inconsistent during the quarter, overall consumer spending also appears to have rebounded. Absent in the second quarter recovery is manufacturing activity and exports, the likely victims of the tightening conditions brought about by a stronger U.S. dollar. On the inflation front, core PCE and average hourly earnings continue to fall short of where the Federal Reserve (“Fed”) would like to see them but there are some early signs of encouragement on wage inflation coming from the Employment Cost Index.

The generally encouraging recovery in the second quarter supports Fed Chairwoman Yellen’s consistent message that the economy is making slow but steady progress, and if sustained, will be ready for a gentle policy rate adjustment sometime in the latter half of this year. There is no doubt to the Federal Reserve’s resolve to begin the process of normalizing rates should conditions warrant – whether that be in September, December or sometime in 2016. If there is risk to the Fed increasing rates, it is to that timetable slipping, given a perpetual overestimation of economic activity. Chair Yellen is quick to remind the market that “the importance of the initial step to raise the federal funds rate target should not be overemphasized. What matters for financial conditions and the broader economy is the entire expected path of interest rates.” Here the market must consider the degree of secular stagnation versus cyclicality of the observed persistent low rate of growth. A lack of productivity growth and its consequence of lower potential growth, should allow the Fed to be taken at its word that policy rate adjustments will be gradual and the “stance of monetary policy will likely remain highly accommodative for quite some time.”

Global interest rate-driven volatility overwhelmed asset fundamentals in the markets during the second quarter.  Modestly improved, but still somewhat inconsistent, U.S. economic data and lower than expected worldwide growth coupled with valuation concerns exacerbated investor uneasiness with capital markets. Agency MBS underperformed benchmark interest rates due to increased volatility, seasonally increased supply, and a concern over potential approaching FOMC policy rate raises. While residential credit assets performed better than Agency MBS, their performance during the quarter would best be characterized by flat to modestly tighter spreads.

More specifically during the second quarter, we experienced the unwinding of excessive European monetary quantitative easing. Mario Draghi, Head of the ECB, signaled a willingness to allow greater volatility in European capital markets to reduce dangerous distortions caused by central bank bond buying programs. As a result, German short term interest rates which had approached zero, rose over 70 basis points. U.S. interest rates after touching lows in January, rebounded with rates globally during the quarter. Market momentum and diminished liquidity kept both delivered and implied volatility elevated in the second quarter. Unlike other periods of elevated volatility, however, markets for risky assets generally remained orderly and selling was modest. Market debate over the timing of potential Fed policy action as well as events in Europe and Asia may keep rate volatility somewhat elevated in the third quarter. During the second quarter of 2015, credit spreads trended sideways. We remain optimistic that Non-Agency RMBS, and ABS markets continue to benefit from positive fundamentals and an improving consumer balance sheet, while enjoying a degree of scarcity value against a backdrop of lower interest rates. The legacy Non-Agency RMBS and CMBS markets continue to shrink. Although new issue volumes remain robust year-to-date, neither market has yet experienced positive net supply since the financial crisis. These markets continue to show a muted response to periods of broader market volatility.

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

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015. If enacted, this bill would reduce the threshold for a financial institution to be deemed a Systemically Important Financial Institution, provide regulatory relief for community banks, broaden the Consumer Financial Protection Bureau Qualified Mortgage rule, and compel the FHFA to remove its proposed rulemaking on FHLB membership qualification. The FHFA rule would reduce the number of financial institutions that could be members of the FHLB system. Furthermore, any new FHLB membership qualification rules imposed by the FHFA would have to be reviewed by the Government Accounting Office to determine whether such rules would damage the functioning of the FHLB system and its large number of member banks.

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

In 2012, we accomplished our goal to begin increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013 we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. Throughout 2014, we reduced our hedging activity and rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit securities and loans. In 2015, we continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time.

We finance our investments in real estate securities and loans primarily through short-term borrowings structured as repurchase agreements. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, synthetic IO Indexes and certain non-derivative financial instruments such as Agency Interest-Only securities and U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing and hedging.

Throughout Item 2, where we disclose our investment portfolio and the related repurchase agreements that finance it, we have presented this information inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method, TBAs, which are certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date, that are accounted for as derivatives for GAAP, long and short positions in U.S treasury securities and transactions considered linked under previous GAAP where we recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. Our investment portfolio is presented along with a reconciliation to GAAP. The presentation inclusive of investments held within affiliated entities, TBAs and linked transactions is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of investments held within affiliated entities to investments on a GAAP basis as of June 30, 2015:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2)
Agency RMBS:
20 Year Fixed Rate	$115,433,500	$120,958,545	$1,350,420	$122,308,965	3.72%	2.79%	5.93
30 Year Fixed Rate	890,073,785	932,067,458	4,175,003	936,242,461	3.80%	3.12%	8.96
Fixed Rate CMO	82,478,290	83,274,382	2,167,848	85,442,230	3.00%	2.87%	5.69
ARM	391,490,514	391,497,736	6,536,432	398,034,168	2.41%	2.75%	5.33
Inverse Interest Only	239,458,995	43,196,925	2,348,642	45,545,567	5.95%	8.43%	4.33
Interest Only	523,785,243	50,224,800	1,699,100	51,923,900	2.36%	7.16%	4.64
Credit Investments:
Non-Agency RMBS (3)
Prime	984,145,445	573,359,876	13,531,285	586,891,161	3.19%	5.96%	6.91
Alt A	484,430,821	234,259,522	3,717,669	237,977,191	2.41%	5.43%	7.81
Subprime	101,059,503	96,277,867	2,635,273	98,913,140	4.07%	5.09%	5.67
RPL/NPL (4)	120,900,449	119,472,150	668,197	120,140,347	4.31%	5.01%	1.85
Securitized Whole Loans (5)	173,292,044	137,160,630	(1,665,510)	135,495,120	3.83%	5.95%	7.41
ABS	61,003,014	60,541,953	552,403	61,094,356	5.27%	5.66%	4.59
CMBS	277,344,691	125,202,800	2,566,200	127,769,000	5.29%	7.93%	6.05
CMBS Interest Only	454,826,310	7,821,627	133,203	7,954,830	0.31%	7.44%	4.58
Commercial Loans	72,800,000	72,494,970	305,030	72,800,000	6.79%	8.31%	1.39
Residential Mortgage Loans	124,131,145	86,941,343	3,051,419	89,992,762	5.51%	7.37%	5.32
Excess Mortgage Servicing Rights	79,106,901	544,366	(14,420)	529,946	N/A	14.62%	1.90
Total: Non-GAAP Basis	$5,175,760,650	$3,135,296,950	$43,758,194	$3,179,055,144	3.20%	4.64%	6.24

Investments in Affiliates	$505,933,928	$50,503,912	$594,357	$51,098,269	0.61%	8.93%	5.05

Total: GAAP Basis	$4,669,826,722	$3,084,793,038	$43,163,837	$3,127,956,875	3.46%	4.57%	6.37

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Fixed Rate 30 Year TBA are excluded from this calculation.

(3) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 718, 680 and 599, respectively.

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

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities, TBAs and investments held within affiliated entities to investments on a GAAP basis as of December 31, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2)
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$131,547,616	$2,195,254	$133,742,870	3.72%	2.79%	5.93
30 Year Fixed Rate	973,102,647	1,019,768,602	16,255,417	1,036,024,019	3.90%	3.15%	8.29
Fixed Rate CMO	88,345,864	89,226,858	1,548,517	90,775,375	3.00%	2.81%	5.86
ARM	421,043,957	420,155,852	7,381,515	427,537,367	2.42%	2.71%	5.42
Inverse Interest Only	359,129,451	65,628,075	3,359,820	68,987,895	6.16%	8.84%	4.30
Interest Only	395,775,789	51,012,794	234,426	51,247,220	3.02%	6.38%	4.64
Fixed Rate 30 Year TBA	225,000,000	235,240,234	1,480,471	236,720,705	3.72%	N/A	N/A
Credit Investments:
Non-Agency RMBS (3)
Prime	719,256,334	598,517,111	12,742,780	611,259,891	4.50%	5.90%	6.39
Alt A	273,376,875	238,595,194	5,017,721	243,612,915	3.98%	5.49%	7.43
Subprime	85,373,582	80,683,905	3,043,202	83,727,107	3.97%	5.44%	6.59
RPL/NPL (4)	190,872,760	188,830,099	246,785	189,076,884	4.21%	4.78%	2.31
Securitized Whole Loans (5)	170,389,872	138,261,702	(987,048)	137,274,654	3.48%	5.98%	6.86
ABS	67,696,117	67,316,469	(623,226)	66,693,243	5.15%	5.55%	4.94
CMBS	272,209,699	120,072,723	2,785,870	122,858,593	4.67%	7.68%	6.76
CMBS Interest Only	52,357,700	5,932,935	193,014	6,125,949	1.85%	5.73%	3.78
Commercial Loans	72,800,000	72,303,981	496,019	72,800,000	6.79%	8.55%	2.02
Residential Mortgage Loans	163,726,985	113,854,029	(357,289)	113,496,740	5.53%	9.38%	4.90
Excess Mortgage Servicing Rights	85,883,832	638,666	(10,299)	628,367	N/A	9.78%	2.01
Total: Non-GAAP Basis	$4,741,879,548	$3,637,586,845	$55,002,949	$3,692,589,794	4.05%	4.67%	6.04

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$81,027,296	$42,557,454	$(591,423)	$41,966,031	5.33%	12.13%	5.10

TBAs	$225,000,000	$235,240,234	$1,480,471	$236,720,705	3.72%	N/A	N/A

Total: GAAP Basis	$4,285,015,352	$3,222,227,364	$51,897,431	$3,274,124,795	4.07%	4.52%	6.08

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

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of securities held within affiliated entities as of June 30, 2015. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years)
Pre 2005	$95,241,157	$90,012,593	$3,634,371	$93,646,964	2.66%	6.29%	4.99
2005	227,467,372	191,142,185	5,857,568	196,999,753	4.83%	5.52%	7.71
2006	401,832,687	250,130,575	5,996,014	256,126,589	4.68%	6.11%	6.70
2007	225,399,997	185,505,303	3,370,045	188,875,348	4.32%	5.77%	4.85
2008	16,424,000	13,460,441	561,040	14,021,481	7.00%	5.85%	10.64
2010	54,842,965	43,710,895	1,058,194	44,769,089	0.00%	6.31%	8.35
2011	6,896,403	5,374,317	146,192	5,520,509	5.82%	6.14%	11.47
2012	68,017,988	20,205,304	416,966	20,622,270	2.95%	5.73%	4.02
2013	116,089,820	112,267,743	1,421,473	113,689,216	4.64%	5.03%	7.43
2014	366,352,499	309,948,536	520,180	310,468,716	4.27%	5.88%	4.34
2015	1,078,437,389	132,338,533	(843,323)	131,495,210	0.69%	6.66%	6.73
Total: Non-GAAP Basis	$2,657,002,277	$1,354,096,425	$22,138,720	$1,376,235,145	2.76%	5.90%	6.29

Investments in Affiliates	$491,129,514	$41,236,455	$594,357	$41,830,812	0.44%	8.93%	5.05

Total: GAAP Basis	$2,165,872,763	$1,312,859,970	$21,544,363	$1,334,404,333	3.27%	5.76%	6.55

(1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of unlinked securities and investments held within affiliated entities as of December 31, 2014. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years)
Pre 2005	$103,050,984	$96,813,884	$4,187,922	$101,001,806	2.61%	6.88%	4.99
2005	284,956,977	245,531,488	5,434,069	250,965,557	4.29%	5.48%	7.07
2006	445,802,798	270,820,928	5,767,441	276,588,369	3.32%	6.01%	7.21
2007	259,080,302	212,238,573	6,390,896	218,629,469	4.20%	6.08%	4.83
2008	16,424,000	13,410,657	543,436	13,954,093	7.00%	5.79%	11.46
2010	54,237,241	42,356,233	(1,318,323)	41,037,910	N/A	6.33%	8.73
2011	6,743,925	5,260,321	87,207	5,347,528	6.19%	6.45%	8.76
2012	72,730,989	25,524,080	436,009	25,960,089	3.05%	5.95%	4.27
2013	128,665,920	125,148,315	1,030,030	126,178,345	4.69%	4.82%	6.97
2014	459,839,803	401,105,659	(139,589)	400,966,070	4.11%	5.66%	4.90
Total: Non-GAAP Basis	$1,831,532,939	$1,438,210,138	$22,419,098	$1,460,629,236	4.21%	5.80%	6.10

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$37,183,147	$13,051,736	$507,414	$13,559,150	4.23%	14.88%	7.79

Total: GAAP Basis	$1,643,512,892	$1,287,596,609	$19,695,214	$1,307,291,823	4.27%	5.69%	6.15

(1) Equity residual investments and principal only securities are excluded from this calculation.

The following table presents the fair value of our credit portfolio by credit rating as of June 30, 2015 and December 31, 2014:

Credit Rating - Credit Securities	June 30, 2015 (1)	December 31, 2014 (1)
AAA	$16,434,402	$18,161,039
A	175,135,974	146,103,470
BBB	24,270,372	29,224,614
BB	46,131,158	43,781,140
B	87,744,570	89,762,889
Below B	525,017,359	633,638,302
Not Rated	501,501,310	499,957,782
Total: Non-GAAP Basis	$1,376,235,145	$1,460,629,236

Linked Transactions	$-	$139,778,263

Investments in Affiliates	$41,830,812	$13,559,150

Total: GAAP Basis	$1,334,404,333	$1,307,291,823

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2) (3)
Agency RMBS	June 30, 2015	June 30, 2014
15 Year Fixed Rate	N/A	9%
20 Year Fixed Rate	11%	6%
30 Year Fixed Rate	11%	8%
Fixed Rate CMO	8%	6%
ARM	13%	7%
Interest Only	13%	8%
Weighted Average	11%	8%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

(3) Excludes TBAs

Securities in an unrealized loss position as of June 30, 2015 have been determined to be temporary. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. These securities in unrealized loss positions are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments and we are not required to sell for regulatory or other reasons. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

We have used leverage to complete the purchase of securities and loans in its investment portfolio. Through June 30, 2015, leverage has been in the form of repurchase agreements and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred securities or loans at the end of each agreement’s term, typically 30 to 90 days. We maintain the beneficial interest in the specific investments pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time we may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

In 2014, we entered into a resecuritization transaction that resulted in the consolidation of the Variable Interest Entity (“VIE”) created with the Special Purpose Entity (“SPE”) which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of our involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of June 30, 2015, and December 31, 2014 the aggregate fair value of the consolidated tranche issued by the consolidated VIE was $36.0 million and $39.8 million, respectively, which is classified as “Securitized debt” on our consolidated balance sheet. The cost of financing at June 30, 2015 and December 31, 2014 on this securitized debt was 3.7% and 3.8%, respectively.

On April 13, 2015, the Company, AG MIT, LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of June 30, 2015, the Company had $84.2 million of debt outstanding under this facility.

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of June 30, 2015, the Company had $52.2 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), an indirect, wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract, dated as of September 17, 2014 (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to satisfaction of certain terms of the extensions. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety days and no fewer than thirty days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. Under the CREL Repurchase Agreement, Wells Fargo’s recourse against the Company and AG MIT, LLC in the event of a default is limited to $80 million. The Company records its financing at cost, which approximates its estimated fair value. As of June 30, 2015, the Company had $22.5 million of debt outstanding under this facility.

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo (the “Guarantee”), and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that could be borrowed under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the Repurchase Agreement totaled approximately $42.8 million.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

As of July 30, 2015, the Company’s wholly-owned captive insurance subsidiary was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). The 11 regional FHLBs provide short- and long-term secured loans, called “advances” to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. Membership in the FHLBC obligates the Company’s wholly-owned captive insurance subsidiary to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. Membership in the FHLB will provide the Company with greater financial flexibility and enhanced liquidity management.

The following table presents certain information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities, as of June 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,784,481,000	0.84%	12	9.4%
31-60 days	213,157,000	1.20%	47	11.1%
61-90 days	19,727,000	1.80%	72	27.1%
Greater than 90 days	432,167,489	1.72%	450	12.8%
Total: Non-GAAP Basis	$2,449,532,489	1.03%	92	10.3%

Investments In Affiliates	$11,055,981	3.00%	498	25.7%

Total: GAAP Basis	$2,438,476,508	1.02%	91	10.3%

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of June 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	62,276,878	2.74%	2.94%	575	28.6%
Total: Non-GAAP Basis	$62,276,878	2.74%	2.94%	575	28.6%

Investments In Affiliates	$10,035,172	3.00%	3.00%	498	23.4%

Total: GAAP Basis	$52,241,706	2.69%	2.93%	590	29.6%

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	71,878,879	2.95%	3.06%	744	29.3%
Total: Non-GAAP Basis	$71,878,879	2.95%	3.06%	744	29.3%

Investments In Affiliates	$21,305,161	3.00%	3.00%	679	25.0%

Total: GAAP Basis	$50,573,718	2.93%	3.08%	771	31.1%

The following table presents certain information related to repurchase agreements secured by commercial mortgage loans as of June 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	22,500,000	2.43%	3.33%	1,540	64.2%
Total / Weighted Average	$22,500,000	2.43%	3.33%	1,540	64.2%

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

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and six months ended June 30, 2015, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314

We finance the purchase of our investments with repurchase agreements and it can be reasonably expected that our repurchase agreement balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in the first, second and third quarter, respectively. Our respective repurchase agreement balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013. During the remainder of 2013 and continuing through the second quarter of 2015, we have gradually increased our credit investment portfolio. Our credit portfolio as a percentage of our total portfolio increased from 29% at September 30, 2013 to 48.4% as of June 30, 2015. Due to the inherent risk of credit loss, credit investments have lower leverage ratios than Agency RMBS. The increased credit investment portfolio has directly resulted in a decreased repurchase agreement balance.

We define “non-GAAP Leverage” as the sum of repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and those held through affiliated entities, the net receivable/payable on unsettled trades, and the consolidated tranche issued by the consolidated VIE which is classified as “Securitized debt” on our consolidated balance sheet. Leverage excludes repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “at risk” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). These calculations divide leverage by our GAAP stockholders equity. The following tables present a reconciliation of our leverage ratio on a GAAP basis at June 30, 2015 and December 31, 2014 to both our non-GAAP leverage and our “at risk” leverage.

		Stockholders'
June 30, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,549,227,533	$706,567,946	3.61	x
Repurchase agreements through affiliated entities	21,091,153	-
Non-GAAP Leverage	$2,570,318,686	$706,567,946	3.64	x
Net TBA payable adjustment	609,375	-
Non-GAAP "At Risk" Leverage	$2,570,928,061	$706,567,946	3.64	x

		Stockholders'
December 31, 2014	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,684,733,862	$732,675,143	3.66	x
Repurchase agreements accounted for as linked transactions	113,363,873	-
Repurchase agreements through affiliated entities	21,305,161	-
Non-GAAP Leverage	$2,819,402,896	$732,675,143	3.85	x
Net TBA payable adjustment	235,240,234	-
Non-GAAP "At Risk" Leverage	$3,054,643,130	$732,675,143	4.17	x

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements, either directly or through its equity method investments in affiliates, with 37 and 35 counterparties, under which we had outstanding debt with 22 and 24 counterparties at June 30, 2015 and December 31, 2014, respectively, inclusive of repurchase agreements accounted for as linked transactions and repurchase agreements in affiliated entities, if any. The Company had outstanding debt with 22 and 22 counterparties at June 30, 2015 and December 31, 2014, respectively, on a GAAP basis.

At June 30, 2015, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of repurchase agreements through affiliated entities greater than 5% of the Company’s equity with any counterparty, with reconciliation to GAAP:

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$86,135,568	555	12%
Credit Suisse Securities, LLC	58,680,541	109	8%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	45,527,811	11	6%
JP Morgan Securities, LLC	39,798,147	399	6%
The Royal Bank of Canada	39,018,295	36	6%

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.87%	0.32%	2.18
2018	210,000,000	1.05%	0.27%	2.76
2019	260,000,000	1.27%	0.27%	4.14
2020	290,000,000	1.67%	0.27%	4.76
2022	70,000,000	1.75%	0.27%	7.02
2023	160,000,000	2.31%	0.28%	7.92
2025	40,000,000	2.48%	0.28%	9.93
Total/Wtd Avg	$1,110,000,000	1.53%	0.28%	4.84

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

U.S. Treasury securities

We have purchased and sold short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. As of June 30, 2015, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional of $102.9 million and $105.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of June 30, 2015, the U.S. Treasury securities had a weighted average maturity of 9.88 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $104.9 million at June 30, 2015, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of June 30, 2015, the reverse repurchase agreements had a weighted average maturity of July 1, 2015. We had no short positions in U.S. Treasury securities as of December 31, 2014.

During the three and six months ended June 30, 2015, we recorded unrealized gains and losses of $0.0 million and $0.4 million, respectively, on borrowed securities. During the three and six months ended June 30, 2014, we recorded unrealized losses of $0.6 million and $1.1 million, respectively, on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations. During the three and six months ended June 30, 2015, we recorded realized losses of $0.8 million and $1.2 million, respectively, on the borrowed securities. During the three and six months ended June 30, 2014, we recorded realized gains of $0.6 million on the borrowed securities.

During the three months ended June 30, 2015, we recorded unrealized losses of $0.6 million on long positions in U.S. Treasury securities. We did not have any unrealized gains or losses on long positions in U.S. Treasury securities for the six months ended June 30, 2015. During the three and six months ended June 30, 2015, we recorded realized losses of $1.9 million and $3.2 million, respectively, on long positions in U.S. Treasury securities. We did not have any activity on long positions in U.S. Treasury securities for the three and six months ended June 30, 2014.

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

Investments in affiliates

Our unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election on its financial instruments pursuant to ASC 825. As a result, we will treat our investments in affiliates consistently with this election. Periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operation as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

Similarly, we also reassess the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest-only securities). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. The Company is currently assessing the impact of this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), to simplify the presentation of debt issuance costs. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount. Before the FASB issued this simplification, debt issuance costs were capitalized as an asset (i.e., a deferred charge). For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

Results of operations

The table below presents certain information from our consolidated statement of operations for the three and six months ended June 30, 2015 as well as the three and six months ended June 30, 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Statement of Operations Data:
Net Interest Income
Interest income	$37,278,271	$36,079,435	$73,658,536	$70,222,175
Interest expense	7,574,429	6,783,768	15,088,607	12,930,355
	29,703,842	29,295,667	58,569,929	57,291,820

Other Income
Net realized gain/(loss)	(2,153,328)	(1,826,360)	(11,803,254)	(1,277,500)
Income/(loss) from linked transactions, net	-	3,409,366	-	7,536,107
Realized loss on periodic interest settlements of derivative instruments, net	(3,228,729)	(5,773,644)	(6,689,956)	(12,081,501)
Unrealized gain/(loss) on real estate securities and loans, net	(22,256,001)	42,653,828	(10,996,283)	72,020,872
Unrealized gain/(loss) on derivative and other instruments, net	5,798,988	(23,917,820)	(3,121,810)	(43,098,535)
	(21,839,070)	14,545,370	(32,611,303)	23,099,443

Expenses
Management fee to affiliate	2,502,091	2,507,487	5,009,181	5,008,012
Other operating expenses	3,285,942	2,739,225	6,363,940	5,382,906
Servicing fees	144,999	162,717	319,998	162,717
Equity based compensation to affiliate	36,738	73,586	113,418	154,659
Excise tax	375,000	375,000	750,000	875,000
	6,344,770	5,858,015	12,556,537	11,583,294

Income/(loss) before equity in earnings/(loss) from affiliates	1,520,002	$37,983,022	$13,402,089	68,807,969
Income tax benefit/(expense)	-	(92,795)	-	(92,795)
Equity in earnings/(loss) from affiliates	320,442	3,275,056	1,201,797	3,636,351
Net Income/(Loss)	1,840,444	$41,165,283	$14,603,886	72,351,525

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$(1,526,910)	$37,797,929	$7,869,178	$65,616,817

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(0.05)	$1.33	$0.28	$2.31
Diluted	$(0.05)	$1.33	$0.28	$2.31

Our operating results depend in large part upon differences between the yields earned on our investments, cost of borrowing and upon the effectiveness of our interest rate hedging activities. At June 30, 2015, the weighted average yield on our investment portfolio of securities, loans, and MSRs, inclusive of assets owned through investments in affiliates was 4.64% and the weighted average cost of funds was 1.78%, resulting in a net interest margin of 2.86%. The weighted average cost of funds was comprised of a 1.14% weighted average funding cost and a 0.64% weighted average cost of hedging. As of June 30, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.64 to 1, 3.64 to 1 and 3.61 to 1, respectively. The Company recorded core earnings of $0.65 and $1.28 per diluted common share for the three and six months ended June 30, 2015, respectively. At June 30, 2014, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 4.41% and the weighted average cost of funds was 1.71%, resulting in a net interest margin of 2.70%. The weighted average cost of funds was comprised of a 0.93% weighted average funding cost and a 0.78% weighted average cost of hedging. As of June 30, 2014 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 4.37 to 1, 4.25 to 1 and 4.03 to 1, respectively. The Company recorded core earnings of $0.60 and $1.22 per diluted common share for the three and six months ended June 30, 2014, respectively.

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

During the three months ended June 30, 2015, the weighted average cost of securities and loans was $3.2 billion and the weighted average cost of financing on such assets was $2.7 billion. On an annualized basis, the average yield earned on these assets was 4.74%, and the weighted average funding cost on repurchase agreements and securitized debt was 1.17%. The annualized cost associated with hedging as a percentage of the average repurchase agreement and securitized debt balance outstanding during the three months ended June 30, 2015 was 0.49%. During the three months ended June 30, 2015, the weighted average cost of securities and loans, inclusive of TBAs was $3.3 billion and the weighted average cost of financing was $2.8 billion. During the three months ended June 30, 2014, the weighted average cost of securities and loans and repurchase agreements was $3.7 billion and $3.1 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.23%, and the average rate paid on repurchase agreements was 0.93%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2014 was 0.75%. During the three months ended June 30, 2014, the weighted average cost of securities and loans, inclusive of TBAs was $3.8 billion and the weighted average cost of financing was $3.1 billion.

During the six months ended June 30, 2015, the weighted average cost of securities and loans was $3.3 billion and the weighted average cost of financing on such assets was $2.7 billion. On an annualized basis, the average yield earned on these assets was 4.64%, and the weighted average funding cost on repurchase agreements and securitized debt was 1.14%. The annualized cost associated with hedging as a percentage of the average repurchase agreement and securitized debt balance outstanding during the three months ended June 30, 2015 was 0.50%. During the six months ended June 30, 2015, the weighted average cost of securities and loans, inclusive of TBAs was $3.4 billion and the weighted average cost of repurchase agreements and securitized debt on such assets was $2.8 billion. During the six months ended June 30, 2014, the weighted average cost of securities and loans and repurchase agreements was $3.7 billion and $3.1 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.24%, and the average rate paid on repurchase agreements was 0.92%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended June 30, 2014 was 0.78%. During the six months ended June 30, 2014, the weighted average cost of securities and loans, inclusive of TBAs was $3.8 billion and the weighted average cost of financing was $3.1 billion.

Our investment portfolio has primarily been Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio, increasing our allocation as a percentage of our total portfolio from 42.6% as of June 30, 2014 to 48.4% as of June 30, 2015. The improved general economic outlook has supported the increase in credit investment allocation. Economic improvement and interest rate appreciation generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended June 30, 2015, we sold certain real estate securities realizing net gains of $1.4 million and settled TBAs realizing a net gain of $0.6 million. Additionally, we recognized $2.6 million of realized loss due to the settlement of certain derivatives and $3.3 million of realized loss due to OTTI charges on certain securities and loans including those held within affiliated entities.

During the six months ended June 30, 2015, we sold certain real estate securities realizing net gains of $6.1 million and settled TBAs realizing a net gain of $2.8 million. Additionally, we recognized $16.4 million of realized loss due to the settlement of certain derivatives and $6.0 million of realized loss due to OTTI charges on certain securities and loans including those held within affiliated entities.

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

As mentioned above, we recognized a $3.3 million and a $6.0 million OTTI charge on certain securities and loans held within affiliated entities for the three and six months ended June 30, 2015, respectively, due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities and mortgage loan portfolios, as well as our securitized debt. Changes in market value are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized losses for the quarter and year ended June 30, 2015 and unrealized gains for the quarter and year ended June 30, 2014. The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise the majority of our portfolio. Unrealized gains and losses are caused when prices of the product increase or decrease, respectively. For the quarter ended June 30, 2015, Fannie 3.50% 30 years decreased from 105-03 at March 31, 2015 to 102-28+ at June 30, 2015, providing the basis for the unrealized loss on real estate securities. For the year ended June 30, 2015, Fannie 3.50% 30 years decreased from 104-09+ at December 31, 2014 to 102-28+ at June 30, 2015, providing the basis for the unrealized loss on real estate securities. For the quarter ended June 30, 2014, Fannie 3.50% 30 years increased from 100-21+ at March 31, 2014 to 102-25+ at June 30, 2014, providing the basis for the unrealized gain on real estate securities. For the year ended June 30, 2014, Fannie 3.50% 30 years increased from 99-11+ at December 31, 2013 to 102-25+ at June 30, 2014, providing the basis for the unrealized gain on real estate securities. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised primarily of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. Our derivative portfolio had unrealized gains for the quarter ended June 30, 2015 and unrealized losses for the year ended June 30, 2015. For the quarter ended June 30, 2015, the 5 year Treasury increased from 1.371% at March 31, 2015 to 1.649% at June 30, 2015. For the year ended June 30, 2015, the 5 year Treasury decreased from 1.654% at December 31, 2014 to 1.649% at June 30, 2015. For the quarter ended June 30, 2014, the 5 year Treasury decreased from 1.719% at March 31, 2014 to 1.631% at June 30, 2014. For the year ended June 30, 2014, the 5 year Treasury decreased from 1.743% at December 31, 2013 to 1.631% at June 30, 2014.

Management fees and other expenses

For the three months ended June 30, 2015 and June 30, 2014, our management fees were $2.5 million and $2.5 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, our management fees were $5.0 million and $5.0 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the three months ended June 30, 2015 and June 30, 2014, other operating costs were $3.3 million and $2.7 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, other operating costs were $6.4 million and $5.4 million, respectively. The amounts were primarily comprised of professional fees, insurance and board of director fees. For three months and six months ended June 30, 2015 and June 30, 2014, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $3.3 million of Other operating expenses for the three months ended June 30, 2015, the Company has expensed $1.9 million, which will be paid to the Manager. Of the $6.4 million of Other operating expenses for the six months ended June 30, 2015, the Company has expensed $3.7 million, which will be paid to the Manager. Of the $2.7 million of Other operating expenses for the three months ended June 30, 2014, the Company has expensed $1.6 million, respectively, which has been paid to the Manager. Of the $5.4 million of Other operating expenses for the six months ended June 30, 2014, the Company has expensed $3.3 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2015 or June 30, 2014.

For the three months ended June 30, 2015 and June 30, 2014, we recorded excise tax expense of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, we recorded excise tax expense of $0.8 million and $0.9 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of June 30, 2015, December 31, 2014 and June 30, 2014, our book value per common share was $19.21, $20.13 and $20.26, respectively.

Core Earnings

Core earnings, a non-GAAP financial measure, are defined by the Company as net income excluding both realized and unrealized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such, including securities underlying linked transactions, investments held in affiliated entities and derivatives. As defined, Core Earnings include the net interest earned on these transactions on a yield adjusted basis, including credit derivatives, linked transactions, investments in affiliates, inverse Agency Interest-Only securities, interest rate derivatives or any other investment activity that may earn or pay net interest. One of the objectives of the Company is to generate net income from net interest margin on the portfolio and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with GAAP, provides supplemental information useful for investors in evaluating the results of the Company’s operations. The Company’s presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

A reconciliation of GAAP net income to Core Earnings for the three and six months ended June 30, 2015 and June 30, 2014 is set forth below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income/(loss) available to common stockholders	$(1,526,910)	$37,797,929	$7,869,178	$65,616,817
Add (Deduct):
Net realized (gain)/loss	2,153,328	1,826,360	11,803,254	1,277,500
Tax (benefit)/expense related to realized gain	-	92,795	-	92,795
Drop income	962,240	258,304	2,167,016	258,304
(Income)/loss from linked transactions, net	-	(3,409,366)	-	(7,536,107)
Net interest income on linked transactions	-	1,916,986	-	6,429,895
Equity in (earnings)/loss from affiliates	(320,442)	(3,275,056)	(1,201,797)	(3,636,351)
Net interest income from equity method investments	835,071	502,210	1,751,792	1,053,291
Unrealized (gain)/loss on real estate securities and loans, net	22,256,001	(42,653,828)	10,996,283	(72,020,872)
Unrealized (gain)/loss on derivative and other instruments, net	(5,798,988)	23,917,820	3,121,810	43,098,535
Core Earnings	$18,560,300	$16,974,154	$36,507,536	$34,633,807

Core Earnings, per Diluted Share	$0.65	$0.60	$1.28	$1.22

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

At June 30, 2015, we had $192.9 million available to support our liquidity needs, comprised of $73.8 million of cash, $53.2 million of Agency whole-pool RMBS and $65.9 million of Agency Interest-Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We, either directly or through our equity method investments in affiliates, have entered into MRAs with 37 counterparties, allowing us to utilize leverage in our operations. As of June 30, 2015, we had debt outstanding of $2.5 billion with 22 counterparties, inclusive of repurchase agreements through affiliated entities. The current borrowings under repurchase agreements have maturities between July 1, 2015 and September 17, 2019. As of June 30, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.64 to 1, 3.64 to 1 and 3.61 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions and through affiliated entities, if applicable, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Overnight	$-	$-
Within 30 days	1,784,481,000	2,067,279,000
30 to 59 days	213,157,000	229,635,000
60 to 89 days	19,727,000	58,366,000
90 to 119 days	41,663,000	114,267,318
Greater than or equal to 120 days	475,281,367	310,077,664
Total: Non-GAAP Basis	$2,534,309,367	$2,779,624,982

Linked Transactions	$-	$113,363,873

Investments In Affiliates	$21,091,153	$21,305,161

Total: GAAP Basis	$2,513,218,214	$2,644,955,948

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

In 2014, we entered into a resecuritization transaction that resulted in consolidation of the VIE created with the SPE which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of June 30, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $43.6 million and $47.6 million, respectively. As of June 30, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $36.0 million and $39.8 million, respectively, which is included in our consolidated balance sheet as “Non-Agency RMBS.” As of June 30, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.59% and 5.50%, respectively, and a weighted average yield of 5.91% and 5.14%, respectively. As of June 30, 2015 and December 31, 2014, we recorded secured financing of $36.0 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. We have recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, the consolidated tranche has a weighted average life of 4.42 years and 3.40 years, respectively and a weighted average yield of 3.70% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to our general credit. We have no obligation to provide any other explicit or implicit support to any VIE.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency Interest-Only securities and U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of June 30, 2015, we have entered into $1.1 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and June 5, 2025 and we have $105.0 million of short positions in U.S. Treasury securities with maturities of May 15, 2025.

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

Contractual obligations

As of June 30, 2015, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation, however expenses are evaluated in accordance with its policy. The reimbursement is subject to an annual budget process which combines guidelines found in the Management Agreement with oversight by the Company’s board of directors. Of the $3.3 million of Other operating expenses for the three months ended June 30, 2015, we have expensed $1.9 million, which will be paid to the Manager. Of the $6.4 million of Other operating expenses for the six months ended June 30, 2015, we have expensed $3.7 million, which will be paid to the Manager. Of the $2.7 million of Other operating expenses for the three months ended June 30, 2014, we have expensed $1.6 million, which has been paid to the Manager. Of the $5.4 million of Other operating expenses for the six months ended June 30, 2014, we have expensed $3.3 million, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and six months ended June 30, 2015 or June 30, 2014.

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

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant to the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. As of June 30, 2015, all of these units remained outstanding.

We have presented a table that details the contractual maturity of our repurchase agreements at June 30, 2015. See the “Liquidity and Capital Resources” section for this table. As of June 30, 2015 and December 31, 2014, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.5 million and $2.6 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions and through investments in affiliates, if applicable.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of June 30, 2015, our maximum exposure to loss on TBAs is $0.6 million.

We have entered into IO Index transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1 month Libor. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IO Index transactions represents the notional fair value of the transactions. As of June 30, 2015, the Company did not hold any of these positions.

Our investments in affiliates are comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investments in affiliates are accounted for using the equity method of accounting. As of June 30, 2015, our maximum exposure to loss on investments in affiliates is $55.0 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the year ended June 30, 2015.

In May 2015, the Company, with other investors managed by an affiliate of the Manager (collectively, “Related Parties”), completed an arms-length transaction. The transaction consisted of a securitization of seasoned, fixed-rate and adjustable-rate, non-performing and re-performing mortgage loans secured by first or second liens on one- to four-family properties or cooperative shares and real estate owned.

The assets contributed to the securitization were previously held within two private securitizations which the Company held a 10% and 0% ownership interest, respectively. The remaining interests were owned by certain of the Related Parties.

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

Grants of restricted common stock

As of June 30, 2015, we have granted an aggregate of 31,304 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2015, 71,554 shares of restricted common stock granted to our Manager and independent directors have vested.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. As of June 30, 2015 the Company had undistributed taxable income of approximately $1.73 per share.

The following table details the Company’s common stock dividends during the year ended June 30, 2015 and June 30, 2014:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60

The following table details the Company’s preferred stock dividends during the year ended June 30, 2015 and June 30, 2014:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50

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

At June 30, 2015, the Company computed an estimated net effective duration of 0.45 years, comprised of 2.47 Agency RMBS duration, (1.87) hedge duration and (0.15) liability duration. The duration on real estate investments other than Agency securities was excluded and therefore assumed to be 0.0 years.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2015. Actual results could differ materially from estimates.

The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2015, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)(3)(5)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (4)
+100	-5.0%	-10.5%
+50	-2.2%	-5.1%
-50	1.1%	2.3%
-100	0.3%	0.5%

(1)  Includes linked real estate securities that are reported as a component of linked transactions on our consolidated balance sheet. Such real estate securities may not be linked in future periods.

(2)  Includes investments held through afiliated entities that are reported as "Investments in Affiliates" on our consolidated balance sheet.

(3)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(4)  Interest income includes trades settled as of June 30, 2015.

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

As further discussed in the “Critical Accounting Policies” section above, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any such legal proceedings.

ITEM 1A.	RISK FACTORS.

The membership of our captive insurance company in the FHLB of Cincinnati may be terminated, and any advances outstanding to MITT Insurance Company LLC from the FHLB of Cincinnati would be immediately unwound, possibly at a loss.

In September 2014, the Federal Housing Financing Authority issued RIN 2590-AA39, Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). The Proposed Rule, among other things, addresses membership terminations for captive insurance companies that became members of the FHLB systems after publication of the Proposed Rule, which would include our captive insurance company. Under the Proposed Rule, our captive insurance company would be ineligible to continue as a member of the FHLB of Cincinnati as of the effective date of the final rule, if adopted as proposed, and as a result would be required to immediately terminate such membership. If our captive insurance company’s membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that our captive insurance company purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, our captive insurance company would be required to promptly unwind any outstanding debt advances from the FHLB. This could cause us to experience losses and may have a material adverse effect on our business.

Refer to the risks identified under the captions “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is available on the Securities and Exchange Commission’s website at www.sec.gov,“Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
* 3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 6, 2015	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 6, 2015	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
June 30, 2015

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014

*10.12	Restated Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

