Form 10-Q
period 2015-09-30
AG Mortgage Investment Trust, Inc.
filed 2015-11-05
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 28,412,925 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Real estate securities, at fair value:
Agency - $1,386,686,075 and $1,691,194,581 pledged as collateral, respectively	$1,511,770,924	$1,808,314,746
Non-Agency - $1,088,370,200 and $1,088,398,641 pledged as collateral, respectively	1,141,674,101	1,140,077,928
ABS - $56,294,507 and $66,693,243 pledged as collateral, respectively	56,294,507	66,693,243
CMBS - $132,425,798 and $96,920,646 pledged as collateral, respectively	138,606,755	100,520,652
Residential mortgage loans, at fair value -$73,196,700 and $73,407,869 pledged as collateral, respectively	79,526,198	85,089,859
Commercial loans, at fair value - $62,800,000 pledged as collateral	72,800,000	72,800,000
U.S. Treasury securities, at fair value - $126,566,328 and $0 pledged as collateral, respectively	126,566,328	-
Investments in affiliates	41,834,369	20,345,131
Excess mortgage servicing rights, at fair value	455,743	628,367
Linked transactions, net, at fair value	-	26,695,091
Cash and cash equivalents	48,118,818	64,363,514
Restricted cash	39,975,602	34,477,975
Interest receivable	11,321,499	11,886,019
Receivable on unsettled trades - $49,463,611 and $0 pledged as collateral, respectively	51,364,775	-
Receivable under reverse repurchase agreements	25,687,500	-
Derivative assets, at fair value	53,007	11,382,622
Other assets	16,147,164	10,543,072
Due from broker	3,294,102	4,586,912
Total Assets	$3,365,491,392	$3,458,405,131

Liabilities
Repurchase agreements	$2,213,921,641	$2,644,955,948
FHLBC advances	351,694,000	-
Securitized debt	32,804,051	39,777,914
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	25,197,266	-
Payable on unsettled trades	9,540,502	-
Interest payable	2,833,873	2,461,494
Derivative liabilities, at fair value	18,184,072	8,608,209
Dividend payable	17,046,562	17,031,609
Due to affiliates	5,029,665	4,850,807
Accrued expenses	1,822,912	2,285,339
Taxes payable	1,339,716	1,743,516
Due to broker	139,702	4,015,152
Total Liabilities	2,679,553,962	2,725,729,988

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,410,937 and 28,386,015 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	284,110	283,861
Additional paid-in capital	586,222,271	586,051,751
Retained earnings/(deficit)	(61,782,956)	(14,874,474)
Total Stockholders' Equity	685,937,430	732,675,143

Total Liabilities & Stockholders' Equity	$3,365,491,392	$3,458,405,131

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Interest Income
Interest income	$33,506,151	$36,197,633	$107,164,687	$106,419,808
Interest expense	8,506,994	6,819,731	23,595,601	19,750,086
	24,999,157	29,377,902	83,569,086	86,669,722

Other Income
Net realized gain/(loss)	(4,710,086)	10,539,221	(16,513,340)	9,261,721
Income/(loss) from linked transactions, net	-	3,481,936	-	11,018,043
Realized loss on periodic interest settlements of derivative instruments, net	(3,340,497)	(5,260,449)	(10,030,453)	(17,341,950)
Unrealized gain/(loss) on real estate securities and loans, net	7,238,103	(19,457,277)	(3,758,180)	52,563,595
Unrealized gain/(loss) on derivative and other instruments, net	(19,523,287)	9,459,244	(22,645,097)	(33,639,291)
	(20,335,767)	(1,237,325)	(52,947,070)	21,862,118

Expenses
Management fee to affiliate	2,481,816	2,548,601	7,490,997	7,556,613
Other operating expenses	3,390,191	3,140,272	9,754,131	8,523,178
Servicing fees	174,999	157,016	494,997	319,733
Equity based compensation to affiliate	51,069	67,562	164,487	222,221
Excise tax	375,000	533,539	1,125,000	1,408,539
	6,473,075	6,446,990	19,029,612	18,030,284

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	(1,809,685)	21,693,587	11,592,404	90,501,556
Income tax benefit/(expense)	-	172,709	-	79,914
Equity in earnings/(loss) from affiliates	1,512,037	523,316	2,713,834	4,159,667
Net Income/(Loss)	(297,648)	22,389,612	14,306,238	94,741,137

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$(3,665,002)	$19,022,258	$4,204,176	$84,639,075

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.13)	$0.67	$0.15	$2.98
Diluted	$(0.13)	$0.67	$0.15	$2.98

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,410,937	28,384,238	28,396,006	28,377,681
Diluted	28,410,937	28,405,069	28,405,900	28,396,797

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

			8.25 % Series A Cumulative	8.00 % Series B Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	18,692	187	-	-	324,147	-	324,334
Common dividends declared	-	-	-	-	-	(51,082,601)	(51,082,601)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net Income/(Loss)	-	-	-	-	-	94,741,137	94,741,137
Balance at September 30, 2014	28,384,347	$283,844	$49,920,772	$111,293,233	$585,943,635	$(9,129,942)	$738,311,542

Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Grant of restricted stock and amortization of equity based compensation	24,922	249	-	-	254,171	-	254,420
Common dividends declared	-	-	-	-	-	(51,112,658)	(51,112,658)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net Income/(Loss)	-	-	-	-	-	14,306,238	14,306,238
Balance at September 30, 2015	28,410,937	$284,110	$49,920,772	$111,293,233	$586,222,271	$(61,782,956)	$685,937,430

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income/(loss)	$14,306,238	$94,741,137
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net realized (gain)/loss	16,513,340	(9,261,721)
Net amortization of premium	11,797,776	13,736,544
Net realized and unrealized (gains)/losses on securities underlying linked transactions	-	(3,503,633)
Unrealized (gains)/losses on derivative and other instruments, net	22,645,097	(52,563,595)
Unrealized (gains)/losses on real estate securities and loans, net	3,758,180	33,639,291
Equity based compensation to affiliate	164,487	222,221
Equity based compensation expense	89,933	108,147
Income from investments in affiliates in excess of distributions received	(1,795,368)	(583,442)
Change in operating assets/liabilities:
Interest receivable	944,438	352,904
Other assets	815,753	(3,342,267)
Due from broker	1,292,810	(2,091,374)
Interest payable	(823,532)	(1,079,037)
Due to affiliates	178,858	93,183
Accrued expenses	(462,427)	1,939,323
Taxes payable	(403,800)	(121,813)
Net cash provided by (used in) operating activities	69,021,783	72,285,868

Cash Flows from Investing Activities
Purchase of real estate securities	(489,228,386)	(731,253,700)
Purchase of residential mortgage loans	-	(84,482,849)
Purchase of commercial loans	-	(72,084,833)
Purchase of U.S. treasury securities	(684,540,277)	-
Investments in affiliates	(19,250,900)	3,276,182
Purchase of excess mortgage servicing rights	-	(730,146)
Purchase of securities underlying linked transactions	-	(32,170,974)
Proceeds from sale of real estate securities	417,999,930	674,416,942
Proceeds from sale of securities underlying linked transactions	-	26,056,464
Proceeds from sales of U.S. treasury securities	555,424,853	-
Principal repayments on real estate securities	411,140,001	421,911,718
Principal repayments on residential mortgage loans	5,874,157	642,946
Principal repayments on securities underlying linked transactions	-	43,017,323
Receipt of premium for interest rate swaptions	-	433,750
Payment of premium for interest rate swaptions	-	(745,500)
Net proceeds from (payment made) on reverse repurchase agreements	(25,690,492)	(775,216)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	20,846,574	(395,472)
Net settlement of interest rate swaps	(12,078,785)	109,276
Net settlement of TBAs	2,229,102	2,663,476
Net settlement of IO Indexes	-	(569,230)
Purchase of FHLBC Stock	(7,035,900)	-
Cash flows provided by (used in) other investing activities	2,404,319	(8,426,524)
Restricted cash provided by (used in) investing activities	9,287,368	(10,287,254)
Net cash provided by (used in) investing activities	187,381,564	230,606,379

Cash Flows from Financing Activities
Offering costs	(83,651)	-
Borrowings under repurchase agreements	22,704,300,626	16,715,523,064
Borrowings under FHLBC advances	351,694,000	-
Borrowings under repurchase agreements underlying linked transactions	-	1,437,647,348
Repayments of repurchase agreements	(23,248,698,806)	(16,866,810,786)
Repayments of repurchase agreements underlying linked transactions	-	(1,529,386,730)
Net collateral received from (paid to) derivative counterparty	(20,304,766)	(15,671,180)
Net collateral received from (paid to) repurchase counterparty	1,894,321	(25,497,101)
Net collateral received from (paid to) FHLBC	(250,000)	-
Dividends paid on common stock	(51,097,705)	(51,072,886)
Dividends paid on preferred stock	(10,102,062)	(10,102,062)
Net cash provided by (used in) financing activities	(272,648,043)	(345,370,333)

Net change in cash and cash equivalents	(16,244,696)	(42,478,086)
Cash and cash equivalents, Beginning of Period	64,363,514	86,190,011
Cash and cash equivalents, End of Period	$48,118,818	$43,711,925

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$21,692,580	$21,017,503
Cash paid for income tax	$1,554,101	$1,579,928
Real estate securities recorded upon unlinking of Linked Transactions	$139,778,263	$87,154,830
Repurchase agreements recorded upon unlinking of Linked Transactions	$113,363,873	$73,501,051
Transfer from residential mortgage loans to other assets	$2,036,743	$1,022,903
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$17,046,562	$17,030,608
Decrease of securitized debt	$7,513,512	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). The 11 regional FHLBs provide short- and long-term secured loans, called “advances,” to their members. FHLB members may use a variety of real estate related assets, including the aforementioned real estate securities, as collateral for advances. Membership in the FHLBC obligates MITT Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. MITT Insurance may seek short- and long-term advances (together, “FHLBC Advances”) from the FHLBC.

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

September 30, 2015

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. The Company held no cash equivalents at September 30, 2015 or December 31, 2014. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Any cash held by the Company as collateral is included in the due to broker line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

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

September 30, 2015

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

The Company accounts for its securities under ASC 310 and ASC 325, and evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

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

Securities in an unrealized loss position at September 30, 2015 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. See Note 3 for a summary of OTTI charges recorded.

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

September 30, 2015

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

September 30, 2015

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

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes premiums on its securities. If actual and anticipated cash flows differ from previous estimates, the Company recognizes a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Other investments

The Company's subsidiary, MITT Insurance, is a member of, and owns capital stock in, the FHLBC. The FHLBC provides MITT Insurance with credit capacity and authorizes advances based on the security of pledged investments, provided the Company meets certain creditworthiness standards. FHLBC Advances, included in the “FHLBC advances" line item on the Company's consolidated balance sheets, are a funding source for the Company. As a condition of its membership in the FHLBC, MITT Insurance is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to MITT Insurance. At September 30, 2015, the Company had stock in the FHLBC totaling $7.0 million. The Company did not hold FHLBC stock at December 31, 2014. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the "Other assets" line item on the Company’s consolidated balance sheet. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2015, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period. As of September 30, 2015, the Company had dividend income on its FHLBC stock of $17.1 thousand that is included in “Interest income” on the Company’s consolidated statements of operations.

Repurchase agreements and FHLBC Advances

The Company finances the acquisition of certain assets within its portfolio through the use of repurchase agreements and FHLBC Advances. Repurchase agreements and FHLBC Advances are treated as collateralized financing transactions and are carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and FHLBC Advances approximates fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, and certain securities as collateral under FHLBC Advances with the FHLBC, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders, including the FHLBC, may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2015 and December 31, 2014, the Company has met all margin call requirements.

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

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2015 and December 31, 2014, the Company did not have any derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis.

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

September 30, 2015

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

September 30, 2015

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is continuing to evaluate its method of adoption and the impact this ASU will have on its consolidated financial statements.

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

September 30, 2015

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

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), to simplify the presentation of debt issuance costs, specifically, line-of-credit arrangements. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. The ASU states that the Securities and Exchange Commission (“SEC”) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that arrangement. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at September 30, 2015 and December 31, 2014. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored enterprise. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table details the Company’s real estate securities portfolio as of September 30, 2015:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$47,764,013	$2,283,431	$50,047,444	$1,150,800	$-	$51,198,244	3.84%	2.84%
30 Year Fixed Rate	865,589,633	40,032,928	905,622,561	14,891,135	(1,271,170)	919,242,526	3.79%	3.08%
Fixed Rate CMO	78,888,496	701,214	79,589,710	2,999,839	-	82,589,549	3.00%	2.81%
ARM	372,451,993	(22,326)	372,429,667	8,313,590	(156,979)	380,586,278	2.41%	2.72%
Interest Only	662,110,539	(585,468,365)	76,642,174	3,135,362	(1,623,209)	78,154,327	3.34%	6.82%
Credit Investments:
Non-Agency RMBS	1,787,704,133	(664,934,585)	1,122,769,548	26,102,684	(7,198,131)	1,141,674,101	3.11%	5.76%
ABS	57,007,070	(404,636)	56,602,434	582,060	(889,987)	56,294,507	5.26%	5.65%
CMBS	235,256,553	(103,336,586)	131,919,967	1,763,198	(721,741)	132,961,424	5.08%	6.15%
CMBS Interest Only	52,357,700	(46,918,596)	5,439,104	206,227	-	5,645,331	1.92%	5.79%
Total	$4,159,130,130	$(1,358,067,521)	$2,801,062,609	$59,144,895	$(11,861,217)	$2,848,346,287	3.32%	4.40%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	$635,617,488	$(8,116,431)	$127,987,863	$(3,744,786)
December 31, 2014	551,097,657	(6,921,385)	224,261,493	(4,029,419)

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

For the three months ended September 30, 2015 the Company recognized $3.2 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $3.2 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $3.2 million of OTTI recorded, $0.4 million related to securities where OTTI was not previously recognized. For the nine months ended September 30, 2015 the Company recognized $7.1 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $7.1 million of OTTI due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. Of the $7.1 million of OTTI recorded, $2.2 million related to securities where OTTI was not previously recognized.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

For the three months ended September 30, 2014 the Company recognized $0.4 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $0.4 million of OTTI recorded, $0.4 million related to securities where OTTI was not previously recognized. For the nine months ended September 30, 2014 the Company recognized $1.7 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $1.7 million of OTTI due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. Of the $1.7 million of OTTI recorded, $0.6 million related to securities where OTTI was not previously recognized.

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

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of September 30, 2015:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-		$-	$-	-	$78,170,400	$78,335,672	5.24%
Greater than one year and less than or equal to five years	106,045,472	104,480,774	2.59%	63,045,851	62,591,791	3.11%	512,464,212	505,686,338	3.98%
Greater than five years and less than or equal to ten years	1,320,328,936	1,296,088,071	3.43%	15,108,476	14,050,383	5.26%	628,310,245	621,608,145	2.49%
Greater than ten years	7,242,189	7,120,537	4.25%	-	-	-	117,630,506	111,100,898	5.23%
Total	$1,433,616,597	$1,407,689,382	3.37%	$78,154,327	$76,642,174	3.34%	$1,336,575,363	$1,316,731,053	3.27%

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

For the three months ended September 30, 2015, the Company sold 3 securities for total proceeds of $30.1 million, with an additional $51.3 million of proceeds on 3 unsettled security sales as of quarter end, recording realized gains of $1.4 million and realized losses of $0.2 million, respectively. For the nine months ended September 30, 2015, the Company sold 38 securities for total proceeds of $418.0 million, recording realized gains of $9.3 million and realized losses of $2.0 million, respectively.

For the three months ended September 30, 2014, the Company sold 15 securities for total proceeds of $324.5 million, with an additional $151.9 million of proceeds on 10 unsettled security sales as of quarter end, recording realized gains of $11.7 million and realized losses of $0.8 million, respectively. For the nine months ended September 30, 2014, the Company sold 44 securities for total proceeds of $674.4 million, with additional proceeds on the aforementioned unsettled security sale as of September 30, 2014, recording realized gains of $13.7 million and realized losses of $4.8 million, inclusive of related tax provisions.

For the three and nine months ended September 30, 2015, the Company sold 1 security held within affiliated entities for total gross proceeds of $0.5 million, recording realized gains of $0.1 million. For the three and nine months ended September 30, 2014, the Company sold 12 securities held within affiliated entities for total gross proceeds of $31.0 million, recording realized gains of $3.6 million.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

The Company invests in credit sensitive commercial and residential real estate assets through affiliated entities, and has applied the equity method of accounting for such investments. As of September 30, 2015, the investments had a fair market value of $62.3 million and a weighted average yield of 10.67%. The underlying entities financed the acquisition of certain investments with repurchase agreements. As of September 30, 2015, the repurchase agreement balance, collateral pledged, and rate were $20.2 million, $27.2 million and 3.00%, respectively. As of December 31, 2014, the investments accounted for at fair value were $42.0 million with a weighted average yield of 12.13%. As of December 31, 2014, the repurchase agreement balance, collateral pledged, and rate were $21.3 million, $28.4 million and 3.00%, respectively. The Company has presented these investments and any related repurchase financing net on the consolidated balance sheet in the “Investments in affiliates” line item, and all income statement components on the consolidated statement of operations within “Equity in earnings/(loss) from affiliates.”

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

For the nine months ended September 30, 2015, the underlying affiliated entities recognized $1.7 million of OTTI on certain investments held, which is included in the “Equity in earnings/(loss) from affiliates” line item on the consolidated statement of operations. The underlying affiliated entities recorded the $1.7 million of OTTI due to an adverse change in cash flows on certain investments, where the fair values of the investments were less than their carrying amounts. The $1.7 million related to investments where OTTI was not previously recognized. No OTTI was recorded on investments held through affiliated entities for the three months ended September 30, 2015 or September 30, 2014 or nine months ended September 30, 2014.

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

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of September 30, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $40.1 million and $47.6 million, respectively. As of September 30, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $32.8 million and $39.8 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of September 30, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.53% and 5.50%, respectively, and a weighted average yield of 6.05% and 5.14%, respectively. As of September 30, 2015, and December 31, 2014, the Company has recorded secured financing of $32.8 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of September 30, 2015 and December 31, 2014, the consolidated tranche had a weighted average life of 4.19 years and 3.40 years, respectively and a weighted average yield of 3.70% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of September 30, 2015:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$107,528,058	$(30,888,971)	$76,639,087	$2,887,111	$-	$79,526,198	5.48%	8.13%	6.15

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Actual maturities of residential mortgage loans are generally shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2014:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$119,882,836	$(35,534,525)	$84,348,311	$1,101,473	$(359,925)	$85,089,859	5.53%	8.90%	5.65

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Actual maturities of residential mortgage loans are generally shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below summarizes the distribution of the Company’s residential mortgage loans at fair value:

	September 30, 2015		December 31, 2014
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$66,586,540	$84,980,145	$68,581,824	$89,493,175
Non-Performing	12,939,658	22,547,913	16,508,035	30,389,661
	$79,526,198	$107,528,058	$85,089,859	$119,882,836

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

For the three months ended September 30, 2015 the Company recognized $0.2 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.2 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. The $0.2 million related to non-performing loan pools with an unpaid principal balance of $18.8 million and an average fair market value of $11.7 million where OTTI was previously recognized. For the nine months ended September 30, 2015 the Company recognized $0.6 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.6 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. The $0.6 million related to non-performing and re-performing loan pools with unpaid principal balances of $18.8 million and $46.9 million, respectively, and an average fair market value of $12.3 million and $41.6 million, respectively, where OTTI was not previously recognized. No OTTI was recorded on loans for the three or nine months ended September 30, 2014.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	September 30, 2015	December 31, 2014
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	96%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	17%	16%
California	11%	11%
Florida	7%	8%
Maryland	6%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and nine months ended September 30, 2015 and September 30, 2014, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning Balance	$33,530,324	$16,456,567	$38,008,263	$-
Additions	-	21,135,814	-	38,295,030
Accretion	(1,446,159)	(694,427)	(4,736,246)	(982,312)
Reclassifications from/(to) non-accretable difference	5,504,905	(431,066)	5,292,345	(431,066)
Disposals	(126,739)	(294,910)	(1,102,031)	(709,674)
Ending Balance	$37,462,331	$36,171,978	$37,462,331	$36,171,978

As of September 30, 2015, the Company’s residential mortgage loan portfolio is comprised of 533 conventional loans with original loan balances between $9,000 and $1.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s commercial loan portfolio at September 30, 2015.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date (7)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(139,529)	$29,860,471	$139,529	$-	$30,000,000	6.50%	7.87%	1.71	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(66,332)	32,733,668	66,332	-	32,800,000	5.00%	5.66%	0.78	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(39,771)	9,960,229	39,771	-	10,000,000	13.50%	16.41%	0.85	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(245,632)	$72,554,368	$245,632	$-	$72,800,000	6.79%	8.05%	1.17

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

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio at December 31, 2014.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date (7)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(240,326)	$29,759,674	$240,326	$-	$30,000,000	6.50%	8.76%	2.77	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(189,506)	32,610,494	189,506	-	32,800,000	5.00%	6.15%	1.45	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(66,187)	9,933,813	66,187	-	10,000,000	13.50%	15.77%	1.61	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(496,019)	$72,303,981	$496,019	$-	$72,800,000	6.79%	8.55%	2.02

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

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

During the three and nine months ended September 30, 2015 the Company recorded $0.1 million and $0.3 million of discount accretion, respectively. During the three and nine months ended September 30, 2014 the Company recorded $0.1 million and $0.2 million of discount accretion, respectively.

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

September 30, 2015

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

As a condition to membership in the FHLBC, the Company is required to purchase and hold a certain amount of FHLBC stock, which is considered a non-marketable, long-term investment. Because this stock can only be transacted at its par value, and only to the FHLBC, cost approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents the Company’s financial instruments measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$51,198,244	$-	$51,198,244
30 Year Fixed Rate	-	919,242,526	-	919,242,526
Fixed Rate CMO	-	82,589,549	-	82,589,549
ARM	-	380,586,278	-	380,586,278
Interest Only	-	78,154,327	-	78,154,327
Credit Investments:
Non-Agency RMBS	-	684,423,159	457,250,942	1,141,674,101
ABS	-	-	56,294,507	56,294,507
CMBS	-	45,128,345	87,833,079	132,961,424
CMBS Interest Only	-	-	5,645,331	5,645,331
Residential mortgage loans	-	-	79,526,198	79,526,198
Commercial loans	-	-	72,800,000	72,800,000
U.S. Treasury securities	126,566,328	-	-	126,566,328
Excess mortgage servicing rights	-	-	455,743	455,743
Derivative assets	-	53,007	-	53,007
FHLBC stock			7,035,900	7,035,900
Total Assets Carried at Fair Value	$126,566,328	$2,241,375,435	$766,841,700	$3,134,783,463

Liabilities:
Securitized debt	$-	$(32,804,051)	$-	$(32,804,051)
Securities borrowed under reverse repurchase agreements	(25,197,266)	-	-	(25,197,266)
Derivative liabilities	-	(18,184,072)	-	(18,184,072)
Total Liabilities Carried at Fair Value	$(25,197,266)	$(50,988,123)	$-	$(76,185,389)

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$133,742,870	$-	$133,742,870
30 Year Fixed Rate	-	1,036,024,019	-	1,036,024,019
Fixed Rate CMO	-	90,775,375	-	90,775,375
ARM	-	427,537,367	-	427,537,367
Interest Only	-	120,235,115	-	120,235,115
Credit Investments:
Non-Agency RMBS	-	684,841,649	455,236,279	1,140,077,928
ABS	-	-	66,693,243	66,693,243
CMBS	-	55,051,429	39,343,274	94,394,703
CMBS Interest Only	-	-	6,125,949	6,125,949
Residential mortgage loans	-	-	85,089,859	85,089,859
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	628,367	628,367
Linked transactions	-	21,612,360	5,082,731	26,695,091
Derivative assets	-	11,382,622	-	11,382,622
Total Assets Carried at Fair Value	$-	$2,581,202,806	$730,999,702	$3,312,202,508

Liabilities:
Securitized debt	$-	$(39,777,914)	$-	$(39,777,914)
Derivative liabilities	-	(8,608,209)	-	(8,608,209)
Total Liabilities Carried at Fair Value	$-	$(48,386,123)	$-	$(48,386,123)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2015 and September 30, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following tables present additional information about the Company’s investments which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

September 30, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock
Beginning balance	$473,132,679	$61,094,356	$57,496,354	$5,766,991	$80,725,305	$72,800,000	$529,946	$-
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	53,167,192	874,687	31,612,824	-	-	-	-	7,035,900
Reclassification of security type (2)	-	-	-	-	-	-	-	-
Proceeds from sales	-	(4,531,720)	-	-	-	-	-	-
Proceeds from settlement	(73,510,966)	(409,759)	(630,232)	-	(1,312,484)	-	(45,680)	-
Total net gains/(losses) (3)
Included in net income	4,462,037	(733,057)	(645,867)	(121,660)	113,377	-	(28,523)	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$457,250,942	$56,294,507	$87,833,079	$5,645,331	$79,526,198	$72,800,000	$455,743	$7,035,900

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2015 (4)	$4,282,182	$(807,769)	$(377,641)	$(121,660)	$304,127	$-	$7,984	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Primarily represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$3,656,566
Net realized gain/(loss)	(610,259)
Total	$3,046,307

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$3,287,223

Three Months Ended

September 30, 2014

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$548,337,038	$43,095,198	$19,289,905	$6,629,380	$34,841,048	$72,800,000	$730,146	$8,547,625
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	126,990,580	56,736,048	8,468,211	-	49,407,678	-	-	1,856,434
Reclassification of security type (2)	-	-	-	-	-	-	-	-
Proceeds from sales	(75,994,907)	(21,617,858)	88,283	-	-	-	-	(16,308,660)
Proceeds from settlement	(134,372,644)	(2,008,936)	(354,761)	-	(154,506)	-	(50,394)	12,241,898
Total net gains/ (losses) (3)
Included in net income	(1,496,864)	(169,331)	(225,330)	(274,955)	(383,236)	-	-	188,680
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$463,463,203	$76,035,121	$27,266,308	$6,354,425	$83,710,984	$72,800,000	$679,752	$6,525,977

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2014 (4)	$(3,417,387)	$(240,323)	$(225,331)	$(274,954)	$(444,083)	$27,579	$-	$(834,215)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$188,680
Unrealized gain/(loss) on real estate securities and loans, net	(6,348,850)
Interest income	3,799,134
Total	$(2,361,036)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$(834,215)
Unrealized gain/(loss) on real estate securities and loans, net	(4,574,499)
Total	$(5,408,714)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

Nine Months Ended

September 30, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions	FHLBC Stock
Beginning balance	$455,236,279	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731	$-
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-		-	-
Transfers out of level 3	-	-	-	-	-	-		-	-
Purchases	155,697,425	4,902,187	64,255,113	-	-	-	-	-	7,035,900
Reclassification of security type (2)	24,129,591	-	-	-	-	-		(5,082,731)	-
Proceeds from sales	(26,645,804)	(14,930,908)	(13,870,892)	-		-	-	-	-
Proceeds from settlement	(180,086,327)	(972,861)	(1,735,301)		(5,874,156)	-	(144,101)	-	-
Total net gains/(losses) (3)
Included in net income	8,611,511	602,846	(159,115)	(480,618)	310,495	-	(28,523)	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-
Ending Balance	$457,250,942	$56,294,507	$87,833,079	$5,645,331	$79,526,198	$72,800,000	$455,743	$-	$7,035,900

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2015 (4)	$9,786,843	$477,606	$(297,737)	$(480,618)	$935,233	$-	$20,862	$-	$-

(1) Transfers are assumed to occur at the beginning of the period.
(2) Primarily represents an accounting reclassification between a linked transaction and a real estate security.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$9,441,605
Net realized gain/(loss)	(585,009)
Total	$8,856,596

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$10,442,189

Nine Months Ended
September 30, 2014
	Non-Agency RMBS	ABS	CMBS	Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-		-
Transfers out of level 3	-	-	-	-	-	-		-
Purchases	376,356,600	66,320,548	8,468,211	-	84,482,849	72,084,833	730,146	1,856,434
Reclassification of security type (2)	26,752,862	-	-	-	-	-		(4,219,811)
Proceeds from sales	(91,759,940)	(45,409,687)	(5,586,445)	-		-	-	(16,308,660)
Proceeds from settlement	(163,379,361)	(16,254,316)	(919,156)		(608,604)	-	(50,394)	8,627,536
Total net gains/(losses) (3)
Included in net income	5,652,480	33,792	1,331,655	29,690	(163,261)	715,167	-	1,847,309
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$463,463,203	$76,035,121	$27,266,308	$6,354,425	$83,710,984	$72,800,000	$679,752	$6,525,977

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2014 (4)	$3,528,920	$(178,003)	$496,313	$29,691	$(163,261)	$742,746	$-	$821,929

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,847,309
Unrealized gain/(loss) on real estate securities and loans, net	3,419,516
Net realized loss	4,180,007
Total	$9,446,832

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$821,929
Unrealized gain/(loss) on real estate securities and loans, net	4,456,406
Total	$5,278,335

During the nine months ended September 30, 2015, the Company transferred a $20.3 million Non-Agency RMBS into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820 as this security exhibited indications of reduced levels of market transparency. Examples of such indications include a reduction in observable transactions or executable quotes involving this security or similar securities. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods. The Company did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2014 or during the three months ended September 30, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.98% - 22.73% (5.85%)
Non-Agency RMBS	$457,250,942	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.00% (6.79%)
			Projected Collateral Losses	0.00% - 30.00% (8.89%)
			Projected Collateral Severities	0.00% - 74.23% (34.23%)
			Yield	2.44% - 7.63% (5.65%)
ABS	$56,294,507	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (26.60%)
			Projected Collateral Losses	2.00% - 8.30% (2.52%)
			Projected Collateral Severities	0.00% - 30.00% (27.53%)
			Yield	4.12% - 12.77% (5.60%)
CMBS	$87,833,079	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (0.87%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.78% - 5.80% (5.79%)
CMBS Interest Only	$5,645,331	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.09% - 27.41% (8.13%)
Residential Mortgage Loans	$79,526,198	Discounted Cash Flow	Projected Collateral Prepayments	3.46% - 7.94% (6.87%)
			Projected Collateral Losses	4.65% - 10.91% (7.54%)
			Projected Collateral Severities	30.61% - 39.42% (34.75%)
			Yield	5.66% - 16.41% (8.05%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$455,743	Discounted Cash Flow	Yield	-9.72% - 2.63% (0.77%)
FHLBC stock	$7,035,900	**	Yield	4.00% - 4.00% (4.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2015.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

Asset Class	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.29% - 35.48% (5.30%)
Non-Agency RMBS	$455,236,279	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 12.00% (3.21%)
			Projected Collateral Losses	0.00% - 35.00% (13.07%)
			Projected Collateral Severities	0.00% - 80.00% (36.04%)
			Yield	4.62% - 7.95% (5.55%)
ABS	$66,693,243	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (88.56%)
			Projected Collateral Losses	0.00% - 8.30% (5.13%)
			Projected Collateral Severities	0.00% - 50.00% (7.15%)
			Yield	4.80% - 10.52% (6.34%)
CMBS	$39,343,274	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.72% - 5.78% (5.73%)
CMBS Interest Only	$6,125,949	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.60% - 23.67% (8.90%)
Residential Mortgage Loans	$85,089,859	Discounted Cash Flow	Projected Collateral Prepayments	1.98% - 8.36% (6.44%)
			Projected Collateral Losses	4.47% - 9.64% (6.20%)
			Projected Collateral Severities	20.93% - 41.94% (27.65%)
			Yield	6.15% - 15.77% (8.55%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage**	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$628,367	Discounted Cash Flow	Yield	9.09% - 12.52% (9.78%)
Linked			Yield	4.49% - 6.45% (5.50%)
Transactions*	$5,082,731	Discounted Cash Flow	Projected Collateral Prepayments	3.00% - 12.00% (6.94%)
			Projected Collateral Losses	4.00% - 14.00% (8.09%)
			Projected Collateral Severities	42.00% - 60.00% (52.87%)

*Linked Transactions are comprised of unobservable inputs from Non-Agency RMBS investments.

** Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

6. Repurchase Agreements and FHLBC Advances

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, and certain securities as collateral under FHLBC Advances with the FHLBC, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involve loan advances made to the Company by the FHLBC in exchange for real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Generally, FHLBC Advances collateralized by Agency RMBS typically allow for lower effective “haircuts” than those required under the Company’s repurchase agreements. Repurchase agreements and FHLBC Advances entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements and FHLBC Advances approximates fair value. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company maintains a level of liquidity in the form of cash and unpledged Agency whole-pool RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of September 30, 2015:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,491,676,000	1.05%	12.5%	$1,734,639,052	$1,655,248,961	$5,891,887
31-60 days	92,177,000	1.67%	17.1%	111,993,863	110,888,189	431,700
61-90 days	36,753,000	1.91%	27.9%	51,201,252	50,532,827	94,417
Greater than 90 days	372,341,952	1.59%	10.8%	448,858,356	437,199,956	1,192,603
Total / Weighted Average	$1,992,947,952	1.20%	12.7%	$2,346,692,523	$2,253,869,933	$7,610,607

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2014:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,969,873,000	0.75%	10.4%	$2,205,969,794	$2,174,485,394	$6,903,437
31-60 days	220,953,000	1.11%	12.2%	253,788,749	249,993,183	816,574
61-90 days	51,090,128	1.26%	13.1%	60,149,910	58,111,076	171,277
Greater than 90 days	329,966,102	1.84%	17.7%	416,125,338	408,496,220	1,105,242
Total / Weighted Average	$2,571,882,230	0.93%	11.5%	$2,936,033,791	$2,891,085,873	$8,996,530

The following table presents certain information regarding the Company’s FHLBC Advances secured by real estate securities as of September 30, 2015:

	FHLBC Advances			Collateral Pledged
FHLBC Advances Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$188,099,000	0.21%	2.0%	$191,869,462	$190,007,426	$564,611
31-60 days	64,600,000	0.30%	1.3%	65,421,180	64,555,603	167,003
61-90 days	-	-	-	-	-	-
Greater than 90 days	98,995,000	0.50%	2.8%	101,807,462	99,056,356	245,974
Total / Weighted Average	$351,694,000	0.31%	2.0%	$359,098,104	$353,619,385	$977,588

The Company had no FHLBC Advances as of December 31, 2014.

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of September 30, 2015:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	51,465,189	2.70%	2.94%	29.5%	73,196,700	70,700,016	81,906
Total / Weighted Average	$51,465,189	2.70%	2.94%	29.5%	$73,196,700	$70,700,016	$81,906

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

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in commercial mortgage loans as of September 30, 2015:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	42,796,000	2.44%	2.74%	31.8%	62,800,000	62,594,139	846,633
Total / Weighted Average	$42,796,000	2.44%	2.74%	31.8%	$62,800,000	$62,594,139	$846,633

The following table presents certain information regarding the Company’s repurchase agreements secured by commercial mortgage loans as of December 31, 2014:

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of September 30, 2015:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$126,712,500	0.42%	-0.12%	$126,566,328	$126,321,250	$101,506
30 days or less	-	-	-	-	-	-
31-60 days	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$126,712,500	0.42%	-0.12%	$126,566,328	$126,321,250	$101,506

The Company did not hold any positions in U.S. Treasury securities at December 31, 2014.

Although repurchase agreements and FHLBC Advances are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements and FHLBC Advances at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Fair Value of investments pledged as collateral under repurchase agreements and FHLBC advances:
Agency RMBS (1)	$1,428,700,122	$1,684,021,261
Non-Agency RMBS	1,088,370,200	1,088,398,641
ABS	56,294,507	66,693,243
CMBS	132,425,798	96,920,646
Residential Mortgage Loans	73,196,700	73,407,869
Commercial Mortgage Loans	62,800,000	62,800,000
U.S. Treasury Securities	126,566,328	-
Cash pledged (i.e., restricted cash) under repurchase agreements	11,541,255	13,374,600
Total collateral pledged under Repurchase agreements and FHLBC advances	$2,979,894,910	$3,085,616,260

(1) Collateral for FHLBC advances consist solely of Agency RMBS

The following table presents information with respect to the Company’s total borrowings under repurchase agreements and FHLBC Advances at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Repurchase agreements secured by investments:
Agency RMBS	$1,000,868,000	$1,583,911,000
Non-Agency RMBS	851,648,952	860,019,230
ABS	44,506,000	52,993,000
CMBS	95,925,000	74,959,000
Residential Mortgage Loans	51,465,189	50,573,718
Commercial Mortgage Loans	42,796,000	22,500,000
U.S. Treasury Securities	126,712,500	-
FHLBC advances secured by investments:
Agency RMBS	351,694,000	-
Gross Liability for Repurchase agreements and FHLBC advances	$2,565,615,641	$2,644,955,948

The following table presents both gross information and net information about repurchase agreements and FHLBC Advances eligible for offset in the consolidated balance sheet as of September 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,213,921,641	$-	$2,213,921,641	$2,213,921,641	$-	$-
FHLBC advances	351,694,000	-	351,694,000	351,694,000	-	-
Total	$2,565,615,641	$-	$2,565,615,641	$2,565,615,641	$-	$-

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

The Company had no FHLBC Advances as of December 31, 2014.

The Company seeks to transact with several different financing counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such counterparties. As of September 20, 2015 and December 31, 2014 the Company had 38 and 34 financing counterparties, under which it had outstanding debt with 23 and 22 counterparties on a GAAP basis, respectively.

At September 30, 2015 the following table reflects amounts at risk under its repurchase agreement borrowings and FHLBC Advances greater than 5% of the Company’s equity with any counterparty, excluding repurchase agreements through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$81,635,168	579	12%
Credit Suisse Securities, LLC	46,023,761	57	7%
RBC (Barbados) Trading Bank Corporation	44,346,026	27	6%
JP Morgan Securities, LLC	39,254,456	377	6%

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

On April 13, 2015, the Company, AG MIT LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of September 30, 2015, the Company had $106.9 million of debt outstanding under this facility.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as so amended, the “WFB1 Repurchase Agreement”) with Wells Fargo Bank to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of September 30, 2015, the Company had $51.5 million of debt outstanding under the WFB1 Repurchase Agreement.

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo (the “Guarantee”), and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that could be borrowed under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the Repurchase Agreement totaled approximately $42.8 million. The Company records its financing at cost, which approximates its estimated fair value. As of September 30, 2015, the Company had $42.8 million of debt outstanding under this facility.

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

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. At December 31, 2014, the Company had repurchase agreements of $113.4 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. There were no linked transactions as of September 30, 2015. See Note 7 for details.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company may also enter into non-derivative instruments to manage interest rate risk, including Agency IO securities and long and short positions in U.S. treasury securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at September 30, 2015 and December 31, 2014.

Derivative Instrument	Designation	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(18,103,211)	$(8,608,209)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	42,068	9,902,151
TBAs	Non-Hedge	Derivative liabilities, at fair value	(80,861)	-
TBAs	Non-Hedge	Derivative assets, at fair value	10,939	1,480,471
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	126,566,328	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(25,197,266)	-
Linked transactions	Non-Hedge	Linked transactions, net, at fair value	-	26,695,091

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of September 30, 2015 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives:

Non-hedge derivatives held long/(short):	September 30, 2015	December 31, 2014
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,055,000,000	$1,441,000,000
Notional amount of Receive Fix/Pay Float Interest Rate Swap Agreements	(5,000,000)	(5,000,000)
Notional amount of TBAs	-	225,000,000
Notional amount of long positions on U.S. Treasuries	126,000,000	-
Notional amount of short positions on U.S. Treasuries	(25,000,000)	-
Notional amount of Linked Transactions (1)	-	150,836,900

(1) Represents the current face of the securities comprising linked transactions as of December 31, 2014.

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(19,936,455)	$10,991,593	$(20,450,309)	$(32,567,949)
Interest rate swaps, at fair value	Net realized gain/(loss)	16,624	(1,787,879)	(12,078,785)	109,277
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	176,087	-	(405,077)
Swaptions, at fair value	Net realized gain/(loss)	-	(250,000)	-	(116,250)
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	539,454	(2,292,387)	(1,550,392)	(202,349)
TBAs	Net realized gain/(loss)	(609,375)	2,889,453	2,229,102	2,663,476
IO Index, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	28,071	-	66,060
IO Index, at fair value	Net realized gain/(loss)	-	(131,368)	-	(454,257)
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	-	38,774
MBS Options, at fair value	Net realized gain/(loss)	-	-	-	19,531
Linked transactions	Income/(loss) from linked transactions, net	-	3,481,936	-	11,018,043
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	245,078	-	245,078	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	(115,313)	-	(3,293,047)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(476,171)	555,880	(830,859)	(568,750)
Short positions on U.S. Treasuries	Net realized gain/(loss)	(1,862,109)	(634,826)	(3,013,867)	(69,287)

(1) For the three months ended September 30, 2015, had no TBA dollar roll net interest income and net losses of $0.1 million due to price changes. For the nine months ended September 30, 2015, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $2.2 million of net TBA dollar roll net interest income and net losses of $1.5 million due to price changes. For the three months ended September 30, 2014, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $1.2 million of net TBA dollar roll net interest income and net losses of $0.6 million due to price changes. For the nine months ended September 30, 2014, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $1.5 million of net TBA dollar roll net interest income and net gains of $1.0 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of September 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$25,687,500	$-	$25,687,500	$25,197,266	$-	$490,234

Derivative Assets (1)
Interest Rate Swaps	$49,647	$-	$49,647	$-	$-	$49,647
TBAs	10,939	-	10,939	-	-	10,939
Total Derivative Assets	$60,586	$-	$60,586	$-	$-	$60,586

Derivative Liabilities (2)
Interest Rate Swaps	$(14,637,242)	$-	$(14,637,242)	$-	$(14,637,242)	$-
TBAs	(80,861)	-	(80,861)	(80,861)	-	-
Total Derivative Liabilities	$(14,718,103)	$-	$(14,718,103)	$(80,861)	$(14,637,242)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $60,586 less accrued interest of $7,579 for a total of $53,007.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $14,718,103 plus accrued interest of $3,465,969 for a total of $18,184,072.

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

At September 30, 2015, the Company had real estate securities with a fair value of $7.4 million and $28.2 million of cash pledged as collateral against certain derivatives. At December 31, 2014, the Company had real estate securities with a fair value of $7.2 million and $21.1 million of cash pledged as collateral against certain derivatives. The Company had $3.9 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $139.6 million as collateral against the related linked repurchase agreements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents information about the Company’s interest rate swaps as of September 30, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$30,000,000	0.78%	0.40%	2.01
2018	210,000,000	1.05%	0.33%	2.51
2019	260,000,000	1.27%	0.31%	3.89
2020	290,000,000	1.67%	0.32%	4.51
2022	70,000,000	1.75%	0.33%	6.77
2023	160,000,000	2.31%	0.33%	7.67
2025	40,000,000	2.48%	0.33%	9.68
Total/Wtd Avg	$1,060,000,000	1.55%	0.33%	4.71

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery or receipt of the security will occur (referred to as the “regular-way” exception). Our maximum exposure to loss represents the net payable amount until the settlement date. As of September 30, 2015, the Company’s maximum exposure to loss on TBAs was $0.1 million. As of December 31, 2014, the Company’s maximum exposure to loss on TBAs was $235.2 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2015 and September 30, 2014:

For the Three Months Ended September 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$-	$-	$-	$-	$-	$-	$-
TBAs - Short	$-	$35,000,000	$(35,000,000)	$-	$-	$(69,922)	$10,939	$(80,861)

For the Three Months Ended September 30, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$85,000,000	$375,000,000	$(260,000,000)	$200,000,000	$210,640,620	$(210,843,359)	$-	$(202,739)
TBAs - Short	$-	$493,000,000	$(493,000,000)	$-	$-	$390	$142,652	$(142,262)

For the Nine Months Ended September 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$915,000,000	$(1,140,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$254,000,000	$(254,000,000)	$-	$-	$(69,922)	$10,939	$(80,861)

For the Nine Months Ended September 30, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$535,000,000	$(335,000,000)	$200,000,000	$210,640,620	$(210,843,359)	$-	$(202,739)
TBAs - Short	$-	$740,000,000	$(740,000,000)	$-	$-	$390	$142,652	$(142,262)

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

September 30, 2015

The following table presents certain information related to the securities accounted for as a part of linked transactions during the three and nine months ended September 30, 2014:

					For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
Instrument	Current Face	Amortized Cost	Fair Value	Net Accrued Interest	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Amount Included in Statement of Operations	Net Interest Income	Unrealized Gain/(Loss)	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life (Years) (1)
Non-Agency RMBS	$153,230,815	$141,726,229	$144,288,301	$325,379	$1,611,819	$(1,365,000)	$3,217,466	$3,464,285	$6,689,534	$(4,656,329)	$7,580,176	$9,613,381	3.82%	6.08
CMBS	15,000,000	14,420,341	14,819,434	20,623	348,835	(1,050,471)	719,287	17,651	824,876	(240,251)	820,037	1,404,662	2.12%	1.02
Total	$168,230,815	$156,146,570	$159,107,735	$346,002	$1,960,654	$(2,415,471)	$3,936,753	$3,481,936	$7,514,410	$(4,896,580)	$8,400,213	$11,018,043	3.67%	5.63

(1) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information related to the repurchase agreements accounted for as a part of linked transactions as of September 30, 2014:

Instrument	Repurchase Agreement	Weighted Average Interest Rate	Weighted Average Years to Maturity
Non-Agency RMBS	$120,431,603	1.60%	0.05
CMBS	10,675,332	1.68%	0.08
	$131,106,935	1.61%	0.06

For the three months ended September 30, 2014 two Non-Agency RMBS securities with a total fair value of $15.6 million and the related repurchase agreement borrowing of $12.1 million became unlinked, and the Company recorded a net realized gain of $0.2 million from the unlinking of the Linked Transactions. For the nine months ended September 30, 2014 four Non-Agency RMBS with fair value of $87.2 million and related repurchase agreement borrowings of $73.5 million became unlinked, and the Company recorded a net realized loss of $2.0 million from the unlinking of the Linked Transactions.

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

As of September 30, 2015 and September 30, 2014, the Company’s outstanding warrants, unvested shares of restricted common stock and unvested restricted stock units were as follows:

	September 30, 2015	September 30, 2014
Warrants	1,007,500	1,007,500
Restricted stock granted to the Manager	-	-
Restricted stock units granted to the Manager	40,006	60,000
Restricted stock granted to the independent directors	-	-

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and nine months ended September 30, 2015 and September 30, 2014, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$(3,665,002)	$19,022,258	$4,204,176	$84,639,075

Denominator:
Basic weighted average common shares outstanding	28,410,937	28,384,238	28,396,006	28,377,681
Dilutive effect of manager and director restricted stock, and restricted stock units	-	20,831	9,894	19,116
Dilutive weighted average common shares outstanding	28,410,937	28,405,069	28,405,900	28,396,797

Basic Earnings/(Loss) Per Share of Common Stock:	$(0.13)	$0.67	$0.15	$2.98
Diluted Earnings/(Loss) Per Share of Common Stock:	$(0.13)	$0.67	$0.15	$2.98

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive was manager restricted stock units of 14,661 for the three months ended September 30, 2015.

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

For the three months ended September 30, 2015 and September 30, 2014, the Company recorded excise tax expense of $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded excise tax expense of $1.1 million and $1.4 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2015 and December 31, 2014. The Company’s federal income tax returns for the last three years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of September 30, 2015 and December 31, 2014, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and nine months ended September 30, 2015, the Company incurred a management fee of approximately $2.5 million and $7.5 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred a management fee of approximately $2.6 million and $7.6 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2015 and December 31, 2014, no event of termination of the management agreement had occurred.

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

For the three and nine months ended September 30, 2015, the Company expensed into Other operating expenses $2.1 million, and $5.8 million, respectively, of reimbursable expenses payable to the Manager. For the three and nine ended September 30, 2014, the Company expensed into Other operating expenses $1.7 million, and $5.0 million, respectively, of reimbursable expenses payable to the Manager. The Manager did not waive any expense reimbursements for these periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of September 30, 2015, 144,214 shares of common stock were available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. On July 1, 2015, approximately 20,000 restricted stock units vested. As of September 30, 2015, approximately 40,000 units remained outstanding.

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

Transactions with affiliates

In July 2015, the Company completed an arms-length investment purchase at fair value. Certain entities managed by an affiliate of the Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party (“Third Party”). The Joint Venture owns certain multi-family properties whose mortgages form part of the collateral of a securitization wherein the Company purchased certain bond tranches. To ensure an arms-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches is reflected on the “Investment in Affiliates” line item on the consolidated balance sheet and has a combined fair value of $7.6 million at September 30, 2015.

The Company, with other investors managed by an affiliate of the Manager (collectively, “Related Parties”), completed two arms-length transactions in May and July of 2015. Each transaction consisted of a securitization of seasoned, fixed-rate and adjustable-rate, non-performing and re-performing mortgage loans secured by first or second liens on one- to four-family properties or cooperative shares and real estate owned. The assets contributed to the securitization were previously held within two private securitizations. The first transaction occurred in May 2015, in which the Company held a 10.00% and 0.00% ownership interest in the assets contributed to the securitization. The remaining interests were owned by certain of the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $2.9 million at September 30, 2015. The second transaction occurred in July 2015, in which the Company held a 7.50% and 0.00% ownership interest in the assets contributed to the securitization. The remaining interests were owned by certain of the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $5.2 million at September 30, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. On May 6, 2015, the Company renewed its shelf registration statement, upsizing the amount of securities, including capital stock, available for issuance to $750.0 million. At September 30, 2015, approximately $750.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

On August 3, 2012, the Company completed a public offering of 1,800,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and subsequently issued an additional 270,000 shares pursuant to the underwriters’ over- allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $51.8 million. Net proceeds to the Company from the offering were approximately $49.9 million, net of underwriting discounts, commissions and expenses. The Company’s Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2015, the Company had declared all required quarterly dividends on the Company’s Series A Preferred Stock.

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

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2015, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million with the last sale settling on June 13, 2013.

On September 27, 2012, the Company completed a public offering of 4,000,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock and issued an additional 600,000 shares pursuant to the underwriters’ over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of approximately $115.0 million. Net proceeds to the Company from the offering were approximately $111.3 million, net of underwriting discounts, commissions and expenses. The Company’s Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series B Preferred Stock is convertible to shares of the common stock. Holders of the Company’s Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 27, 2017, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2015, the Company had declared all required quarterly dividends on the Series B Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

On December 26, 2012, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $24.33 per share. The Company received total gross proceeds of approximately $91.2 million. Net proceeds to the Company from the offering were approximately $87.5 million, net of underwriting discounts, commissions and expenses.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). No warrants were exercised for the three and nine months ended September 30, 2015 and September 30, 2014.

The following table details the Company’s common stock dividends during the nine months ended September 30, 2015 and September 30, 2014:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60

The following table details the Company’s preferred stock dividends during the nine months ended September 30, 2015 and September 30, 2014:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant commitments and contingencies at September 30, 2015 and December 31, 2014.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

13. Subsequent Events

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The authorization does not obligate the Company to acquire any particular amount of common stock. The Company has not repurchased any shares of common stock under the Repurchase Program.

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

As of September 30, 2015 and per our GAAP consolidated balance sheet, we have a $3.0 billion investment portfolio comprised of securities, loans and MSRs, which consists of $1.5 billion, or 50.4%, of Agency RMBS and $1.5 billion, or 49.6%, of assets in our credit portfolio. Our investment portfolio, gross of investments held within affiliated entities in the credit investments category is $3.1 billion, which consists of $1.5 billion, or 49.4%, of Agency RMBS and $1.6 billion, or 50.6%, of assets in our credit portfolio. We utilize different hedging instruments as a means to mitigate interest rate risk. As of September 30, 2015 we had entered into $1.1 billion notional amount of interest rate swaps, $25.0 million notional of short positions in U.S. Treasury securities and $126.0 million notional of long positions in U.S. Treasury securities. We had no positions in TBAs at September 30, 2015. This compares with a $3.3 billion investment portfolio per our GAAP consolidated balance sheet as of December 31, 2014, which consisted of $1.8 billion, or 55.2%, of Agency RMBS and $1.5 billion, or 44.8%, of assets in our credit portfolio. Our investment portfolio as of December 31, 2014, gross of linked transactions and investments held within affiliated entities in the credit investments category and including TBAs in the Agency RMBS category, was $3.7 billion, which consisted of $2.0 billion, or 55.4%, of Agency RMBS and $1.7 billion, or 44.6%, of assets in our credit portfolio. We also entered into $1.4 billion notional amount of interest rate swaps as of December 31, 2014. We did not have any positions in U.S. Treasury securities at December 31, 2014. Refer to Note 7 to our financial statements for a discussion of TBAs, and investments held within affiliated entities.

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

Market and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.9% on a year-over-year basis in August 2015 as compared with August 2014, according to data released by CoreLogic. This marks the 42nd consecutive monthly increase year-over-year in national home prices. The housing market continues to show signs of stabilization, albeit recovery is expected to be somewhat muted for the rest of the year. The U.S. government agencies and central bank policy sponsorship of housing via lower mortgage rates and potential loosening of credit available to potential homeowners, coupled with an improving broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the percent of owners underwater decreased in the second quarter of 2015 to 8.7%, or 4.4 million homes. For much of the country, the negative equity epidemic is lifting due to the rise in home prices over the past three years. CoreLogic predicts home prices to rise an additional 4.7% over the next year. If this occurs, 800,000 homeowners could regain positive equity by July 2016. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to improve in 2015 and is anticipated to remain positive in the near future. We believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into both Non-Agency and Agency RMBS performance drivers.

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

The final second quarter gross domestic product (“GDP”) report showed growth increasing to 3.9%, up from 0.6% in the first quarter. The final revision for second quarter GDP showed upward revision to exports, an acceleration in Personal Consumption Expenditures (“PCE”), an upturn in state and local government spending and an acceleration in nonresidential fixed investment, that were partially offset by decelerations in private inventory investment and in federal government spending.

The initial reading on third quarter GDP decelerated to 1.5%, dragged down by a one time inventory adjustment which reduced growth by 1.4%. Growth in consumption was a solid 3.2%, with final sales to domestic purchasers an annualized 2.9%.  The monthly sales data shows, however, that the strength at the start of the quarter has softened more recently.  Likewise, business fixed investment expanded at a moderate 2.1%, which is softer than data from the second quarter. In September, non-farm payrolls disappointed at 142,000 per month, reducing the three month moving average to 177,000 per month but the broad overall level of underemployment continues to decline.  Most indicators of housing activity continue to show steady progress. While high frequency retail sales data has been inconsistent during the quarter, overall consumer spending on both goods and services appears to have rebounded. Real consumer spending growth moved above 3% on a trend basis, versus the 2% average seen during most of the recovery. Manufacturing activity and exports continue to pose a drag to recovery in the third quarter, likely due to the tightening conditions brought about by a stronger U.S. dollar. On the inflation front, core PCE and average hourly earnings continue to fall short of where the Federal Reserve (“Fed”) would like to see them.

The FOMC held policy interest rates unchanged in September, and Fed Chairwoman Yellen stated that “recent global economic and financial developments may restrain economic activity somewhat and are likely to put further downward pressure on inflation in the near term.” However, Chairwomen Yellen also stated that interest rates are likely to be raised this year pending labor market improvement and inflation moving back towards the 2% target, leaving the near term path of domestic monetary policy highly uncertain and restraining general risk appetite across a variety of financial markets. The slowing of economic activity in China, as it attempts to transform from an export driven low cost producer to an economy based on domestic consumption and services, has had ripple effects around the globe that will likely persist for some time and keep uncertainty high.

Market technicals deteriorated during the quarter as fears of a global slowdown and a lack of liquidity across markets caused risk appetite to evaporate. MBS, ABS and most credit spreads were wider in September, primary issuance was anemic and pricing generally was under pressure.  Fundamental underlying mortgage credit performance, however, continued its pattern of stable to modest improvement in borrower payment rates.  CMBS experienced a material spread widening due to a very heavy issuance calendar and deteriorating fundamentals in the retail and hotel sectors.  Agency MBS underperformed swap hedges largely due to a decoupling of swap spreads from benchmark U.S. Treasury securities and most other rate/credit spread products. Emerging market central banks have drained foreign-exchange reserves through sales of foreign securities to include US treasuries in an attempt to curb capital flight by strengthening their local currencies. The resulting shift of bonds from permanent central bank funding to more levered balance sheets has in turn pressured bank balance sheets. This increased funding pressure has come at a time of increased regulation and a seasonal uptick in corporate issuance, resulting in a significant tightening of swap spreads during the quarter.

In an effort to diversify our financing of leverage and utilize advantageous funding levels, the Company received $400 million in FHLBC Advances as of October 2015. We believe the FHLBC Advances can more efficiently and profitably replace a portion of our traditional bank repo borrowings.

The rise in savings rates since the financial crisis, continued low interest rates, steady employment gains and most recently a decline in energy costs have all contributed to significant improvement in the consumer’s balance sheet. This continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and willingness on the part of federal regulators at the Federal Housing Finance Agency (“FHFA”) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.

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

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015. If enacted, this bill would reduce the threshold for a financial institution to be deemed a Systemically Important Financial Institution, provide regulatory relief for community banks, broaden the Consumer Financial Protection Bureau Qualified Mortgage rule, and compel the FHFA to remove its proposed rulemaking on FHLB membership qualification. The FHFA rule would reduce the number of financial institutions that could be members of the FHLB system. Furthermore, any new FHLB membership qualification rules imposed by the FHFA would have to be reviewed by the Government Accounting Office to determine whether such rules would damage the functioning of the FHLB system and its large number of member banks. The draft bill was unable to win the support to bring it to a floor vote in the Senate. In July, Shelby attached the bill to a Senate Appropriations Subcommittee mark-up of the Financial Services and General Government Appropriations Act for Fiscal Year 2016, which won approval. In October 2015, a bill was introduced in the U.S. House of Representatives that, if passed as legislation, would prohibit the FHFA from moving forward with its rule to establish new membership requirements for FHLB system.

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

In 2012, we accomplished our goal to begin increasing our exposure to credit securities and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013 we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. Throughout 2014, we reduced our hedging activity and rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit securities and loans. In 2015, we continue to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging, and the mix of assets in our portfolio may accordingly shift over time. As of September 30, 2015, we had a portfolio that consisted of 49.4% of Agency RMBS and 50.6% of credit investments.

We finance our investments in real estate securities and loans primarily through short-term borrowings structured as repurchase agreements as well as loans from the FHLBC. The 11 regional FHLBs provide short-term and long-term secured loans, called “advances,” to their members. FHLB members may use a variety of real estate related assets, including Agency RMBS, as collateral for advances. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, synthetic IO Indexes and certain non-derivative financial instruments such as Agency Interest-Only securities and U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing and hedging.

In July 2015, our captive insurance subsidiary, MITT Insurance, was granted membership in the FHLBC and commenced obtaining advances from the FHLBC. Membership in the FHLBC permits MITT Insurance to access a variety of products and services offered by the FHLBC, and obligates MITT Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral to the amount of advances outstanding.

Throughout Item 2, where we disclose our investment portfolio and the related repurchase agreements and FHLBC Advances that finance it, we have presented this information inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method, TBAs, which are certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date, that are accounted for as derivatives for GAAP, long and short positions in U.S treasury securities and transactions considered linked under previous GAAP where we recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. Our investment portfolio is presented along with a reconciliation to GAAP. The presentation inclusive of investments held within affiliated entities, TBAs and linked transactions is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of investments held within affiliated entities to investments on a GAAP basis as of September 30, 2015:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (5)
Agency RMBS:
20 Year Fixed Rate	$47,764,013	$50,047,444	$1,150,800	$51,198,244	3.84%	2.84%	5.53
30 Year Fixed Rate	865,589,633	905,622,561	13,619,965	919,242,526	3.79%	3.08%	8.33
Fixed Rate CMO	78,888,496	79,589,710	2,999,839	82,589,549	3.00%	2.81%	5.24
ARM	372,451,993	372,429,667	8,156,611	380,586,278	2.41%	2.72%	5.26
Inverse Interest Only	165,958,122	30,604,501	1,241,852	31,846,353	6.25%	8.86%	4.12
Interest Only	496,152,417	46,037,673	270,301	46,307,974	2.37%	5.42%	4.08
Credit Investments:
Non-Agency RMBS (2)
Prime	983,019,990	585,585,341	14,651,237	600,236,578	3.17%	5.97%	6.71
Alt A	469,741,049	229,038,568	2,904,041	231,942,609	2.30%	5.28%	7.61
Subprime	116,019,901	111,655,929	1,829,284	113,485,213	4.47%	5.32%	5.48
RPL/NPL (3)	133,344,022	131,886,625	590,836	132,477,461	4.31%	5.07%	1.56
Securitized Whole Loans (4)	105,216,425	78,017,622	(1,219,703)	76,797,919	3.85%	7.55%	5.40
ABS	57,007,070	56,602,434	(307,927)	56,294,507	5.26%	5.65%	4.40
CMBS	319,317,528	161,841,366	1,924,350	163,765,716	5.03%	7.52%	5.83
CMBS Interest Only	689,011,697	9,302,750	280,754	9,583,504	0.24%	7.10%	4.57
Commercial Loans	72,800,000	72,554,368	245,632	72,800,000	6.79%	8.05%	1.17
Residential Mortgage Loans	120,287,304	84,777,334	2,887,412	87,664,746	5.49%	8.06%	5.75
Excess Mortgage Servicing Rights	75,161,795	455,743	-	455,743	N/A	0.77%	1.67
Total: Non-GAAP Basis	$5,167,731,455	$3,006,049,636	$51,225,284	$3,057,274,920	3.01%	4.70%	5.86

Investments in Affiliates	$753,111,472	$55,337,829	$808,863	$56,146,692	0.40%	10.67%	5.01

Total: GAAP Basis	$4,414,619,983	$2,950,711,807	$50,416,421	$3,001,128,228	3.44%	4.58%	6.01

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 719, 680 and 599, respectively.

 (3) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(4) Whole loans purchased by a MITT related party in securitized form.

(5) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities, TBAs and investments held within affiliated entities to investments on a GAAP basis as of December 31, 2014:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2)(6)
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$131,547,616	$2,195,254	$133,742,870	3.72%	2.79%	5.93
30 Year Fixed Rate	973,102,647	1,019,768,602	16,255,417	1,036,024,019	3.90%	3.15%	8.29
Fixed Rate CMO	88,345,864	89,226,858	1,548,517	90,775,375	3.00%	2.81%	5.86
ARM	421,043,957	420,155,852	7,381,515	427,537,367	2.42%	2.71%	5.42
Inverse Interest Only	359,129,451	65,628,075	3,359,820	68,987,895	6.16%	8.84%	4.30
Interest Only	395,775,789	51,012,794	234,426	51,247,220	3.02%	6.38%	4.64
Fixed Rate 30 Year TBA	225,000,000	235,240,234	1,480,471	236,720,705	3.72%	N/A	N/A
Credit Investments:
Non-Agency RMBS (3)
Prime	719,256,334	598,517,111	12,742,780	611,259,891	4.50%	5.90%	6.39
Alt A	273,376,875	238,595,194	5,017,721	243,612,915	3.98%	5.49%	7.43
Subprime	85,373,582	80,683,905	3,043,202	83,727,107	3.97%	5.44%	6.59
RPL/NPL (4)	190,872,760	188,830,099	246,785	189,076,884	4.21%	4.78%	2.31
Securitized Whole Loans (5)	170,389,872	138,261,702	(987,048)	137,274,654	3.48%	5.98%	6.86
ABS	67,696,117	67,316,469	(623,226)	66,693,243	5.15%	5.55%	4.94
CMBS	272,209,699	120,072,723	2,785,870	122,858,593	4.67%	7.68%	6.76
CMBS Interest Only	52,357,700	5,932,935	193,014	6,125,949	1.85%	5.73%	3.78
Commercial Loans	72,800,000	72,303,981	496,019	72,800,000	6.79%	8.55%	2.02
Residential Mortgage Loans	163,726,985	113,854,029	(357,289)	113,496,740	5.53%	9.38%	4.90
Excess Mortgage Servicing Rights	85,883,832	638,666	(10,299)	628,367	N/A	9.78%	2.01
Total: Non-GAAP Basis	$4,741,879,548	$3,637,586,845	$55,002,949	$3,692,589,794	4.05%	4.67%	6.04

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$81,027,296	$42,557,454	$(591,423)	$41,966,031	5.33%	12.13%	5.10

TBAs	$225,000,000	$235,240,234	$1,480,471	$236,720,705	3.72%	N/A	N/A

Total: GAAP Basis	$4,285,015,352	$3,222,227,364	$51,897,431	$3,274,124,795	4.07%	4.52%	6.08

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

(6) Actual maturities of investments are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of securities held within affiliated entities as of September 30, 2015. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$107,754,192	$103,036,287	$2,678,780	$105,715,067	3.31%	6.24%	4.81
2005	215,866,478	180,846,603	4,879,247	185,725,850	4.51%	5.49%	7.58
2006	388,998,949	244,372,478	5,920,893	250,293,371	4.58%	6.09%	6.51
2007	222,724,469	183,799,327	2,259,605	186,058,932	4.24%	5.72%	4.73
2008	16,424,000	13,487,652	470,186	13,957,838	7.00%	5.80%	10.32
2010	55,163,266	44,368,424	2,067,858	46,436,282	N/A	5.99%	7.88
2011	6,964,131	5,440,004	197,642	5,637,646	5.68%	6.46%	10.56
2012	68,017,989	20,054,222	578,540	20,632,762	2.58%	5.76%	3.80
2013	113,608,810	109,932,932	951,014	110,883,946	4.66%	4.99%	7.23
2014	287,993,856	244,897,308	688,630	245,585,938	4.36%	6.35%	3.86
2015	1,389,161,542	213,695,398	(39,523)	213,655,875	0.80%	6.49%	5.93
Total: Non-GAAP Basis	$2,872,677,682	$1,363,930,635	$20,652,872	$1,384,583,507	2.51%	5.98%	5.86

Investments in Affiliates	$740,352,226	$47,199,582	$808,562	$48,008,144	0.31%	10.67%	5.01

Total: GAAP Basis	$2,132,325,456	$1,316,731,053	$19,844,310	$1,336,575,363	3.27%	5.79%	6.14

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

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$103,050,984	$96,813,884	$4,187,922	$101,001,806	2.61%	6.88%	4.99
2005	284,956,977	245,531,488	5,434,069	250,965,557	4.29%	5.48%	7.07
2006	445,802,798	270,820,928	5,767,441	276,588,369	3.32%	6.01%	7.21
2007	259,080,302	212,238,573	6,390,896	218,629,469	4.20%	6.08%	4.83
2008	16,424,000	13,410,657	543,436	13,954,093	7.00%	5.79%	11.46
2010	54,237,241	42,356,233	(1,318,323)	41,037,910	N/A	6.33%	8.73
2011	6,743,925	5,260,321	87,207	5,347,528	6.19%	6.45%	8.76
2012	72,730,989	25,524,080	436,009	25,960,089	3.05%	5.95%	4.27
2013	128,665,920	125,148,315	1,030,030	126,178,345	4.69%	4.82%	6.97
2014	459,839,803	401,105,659	(139,589)	400,966,070	4.11%	5.66%	4.90
Total: Non-GAAP Basis	$1,831,532,939	$1,438,210,138	$22,419,098	$1,460,629,236	4.21%	5.80%	6.10

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$37,183,147	$13,051,736	$507,414	$13,559,150	4.23%	14.88%	7.79

Total: GAAP Basis	$1,643,512,892	$1,287,596,609	$19,695,214	$1,307,291,823	4.27%	5.69%	6.15

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit portfolio by credit rating as of September 30, 2015 and December 31, 2014:

Credit Rating - Credit Securities	September 30, 2015 (1)	December 31, 2014 (1)
AAA	$16,072,915	$18,161,039
A	135,174,808	146,103,470
BBB	24,187,322	29,224,614
BB	44,659,590	43,781,140
B	113,935,845	89,762,889
Below B	504,063,904	633,638,302
Not Rated	546,489,123	499,957,782
Total: Non-GAAP Basis	$1,384,583,507	$1,460,629,236

Linked Transactions	$-	$139,778,263

Investments in Affiliates	$48,008,144	$13,559,150

Total: GAAP Basis	$1,336,575,363	$1,307,291,823

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2) (3)
Agency RMBS	September 30, 2015	September 30, 2014
15 Year Fixed Rate	N/A	10%
20 Year Fixed Rate	11%	9%
30 Year Fixed Rate	8%	10%
Fixed Rate CMO	10%	9%
ARM	15%	9%
Interest Only	15%	10%
Weighted Average	10%	9%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

(3) Excludes TBAs

Securities in an unrealized loss position as of September 30, 2015 are not considered other than temporarily impaired as we have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investments, and we are not required to sell for regulatory or other reasons. Any decline in fair value of these real estate securities is solely due to market conditions and not the quality of the assets. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored enterprise.

We have used leverage to complete the purchase of securities and loans in our investment portfolio. Through September 30, 2015, leverage has been in the form of repurchase agreements, securitized debt and FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involve loan advances made to us by the FHLBC in exchange for real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Generally, FHLBC Advances collateralized by Agency RMBS typically allow for lower effective “haircuts” than those required under the Company’s repurchase agreements. Our Repurchase agreements and FHLBC Advances are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls.

In 2014, we entered into a resecuritization transaction that resulted in the consolidation of the Variable Interest Entity (“VIE”) created with the Special Purpose Entity (“SPE”) which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of our involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of September 30, 2015, and December 31, 2014 the aggregate fair value of the consolidated tranche issued by the consolidated VIE was $32.8 million and $39.8 million, respectively, which is classified as “Securitized debt” on our consolidated balance sheet. The cost of financing at September 30, 2015 and December 31, 2014 on this securitized debt was 3.7% and 3.8%, respectively.

On April 13, 2015, the Company, AG MIT, LLC and AG MIT CMO, LLC, each a direct, wholly-owned subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of September 30, 2015, the Company had $106.9 million of debt outstanding under this facility.

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a direct, wholly-owned subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of September 30, 2015, the Company had $51.5 million of debt outstanding under the WFB1 Repurchase Agreement.

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo (the “Guarantee”), and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that could be borrowed under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the Repurchase Agreement totaled approximately $42.8 million. The Company records its financing at cost, which approximates its estimated fair value. As of September 30, 2015, the Company had $42.8 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

The following table presents certain information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities, as of September 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,491,676,000	1.05%	13	12.5%
31-60 days	92,177,000	1.67%	42	17.1%
61-90 days	36,753,000	1.91%	71	27.9%
Greater than 90 days	381,959,973	1.63%	433	11.2%
Total: Non-GAAP Basis	$2,002,565,973	1.21%	95	12.8%

Investments In Affiliates	$9,618,021	3.00%	406	27.5%

Total: GAAP Basis	$1,992,947,952	1.20%	94	12.7%

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$2,067,279,000	0.80%	13	9.9%
31-60 days	229,635,000	1.13%	43	12.3%
61-90 days	58,366,000	1.34%	68	13.0%
Greater than 90 days	329,966,103	2.70%	609	28.5%
Total: Non-GAAP Basis	$2,685,246,103	1.07%	90	12.4%

Linked Transactions	$113,363,873	1.74%	20	18.2%

Total: GAAP Basis	$2,571,882,230	0.93%	58	11.5%

The following table presents certain information related to FHLBC Advances secured by real estate securities, as of September 30, 2015:

FHLBC Advances Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$188,099,000	0.21%	8	2.0%
31-60 days	64,600,000	0.30%	33	1.3%
61-90 days	-	-	-	-
Greater than 90 days	98,995,000	0.50%	162	2.8%
Total / Weighted Average	$351,694,000	0.31%	56	2.0%

We did not have any FHLBC Advances as of December 31, 2014.

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of September 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	62,059,690	2.75%	2.95%	482	28.5%
Total: Non-GAAP Basis	$62,059,690	2.75%	2.95%	482	28.5%

Investments In Affiliates	$10,594,501	3.00%	3.00%	406	23.7%

Total: GAAP Basis	$51,465,189	2.70%	2.94%	498	29.5%

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	71,878,879	2.95%	3.06%	744	29.3%
Total: Non-GAAP Basis	$71,878,879	2.95%	3.06%	744	29.3%

Investments In Affiliates	$21,305,161	3.00%	3.00%	679	25.0%

Total: GAAP Basis	$50,573,718	2.93%	3.08%	771	31.1%

The following table presents certain information related to repurchase agreements secured by commercial mortgage loans as of September 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.44%	2.74%	1,448	31.8%
Total / Weighted Average	$42,796,000	2.44%	2.74%	1,448	31.8%

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

The following table presents a reconciliation of certain information related to repurchase agreements secured by interests in U.S. Treasury securities as of September 30, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$126,712,500	0.42%	1	-0.12%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$126,712,500	0.42%	1	-0.12%

We did not hold any positions in U.S. Treasury securities at December 31, 2014.

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Generally, FHLBC Advances collateralized by Agency RMBS typically allow for lower effective “haircuts” than those required under the Company’s repurchase agreements. The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements or FHLBC Advances mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and nine months ended September 30, 2015, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements and FHLBC Advances inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976
December 31, 2012
Non-GAAP Basis	$4,193,763,272	$4,240,961,996	$4,379,812,386
Less: Linked Transactions	282,343,454	294,460,114	317,918,136
GAAP Basis	$3,911,419,818	$3,946,501,882	$4,061,894,250
September 30, 2012
Non-GAAP Basis	$4,117,521,386	$3,435,530,588	$4,117,521,386
Less: Linked Transactions	274,292,769	277,119,408	339,153,384
GAAP Basis	$3,843,228,617	$3,158,411,180	$3,778,368,002
June 30, 2012
Non-GAAP Basis	$2,355,239,040	$2,300,322,006	$2,355,239,040
Less: Linked Transactions	221,508,574	191,035,175	221,508,574
GAAP Basis	$2,133,730,466	$2,109,286,831	$2,133,730,466
March 31, 2012
Non-GAAP Basis	$2,234,819,456	$1,914,637,263	$2,234,819,456
Less: Linked Transactions	148,129,142	119,001,381	148,129,142
GAAP Basis	$2,086,690,314	$1,795,635,882	$2,086,690,314

We finance the purchase of our investments with repurchase agreements and FHLBC Advances and it can be reasonably expected that our repurchase agreement or FHLBC Advances balance will increase when equity raises occur and decrease upon reduction of the portfolio size through asset sales. We raised $514.7 million through common and preferred stock offerings during 2012, of which, $103.9 million, $317.0 million and $93.8 million was raised in the first, second and third quarter, respectively. Our respective financing balances increased significantly during these periods as shown above. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013. During the remainder of 2013 and continuing through the second quarter of 2015, we have gradually increased our credit investment portfolio. In addition, we became a member of the FHLBC in July 2015. Our credit portfolio as a percentage of our total portfolio increased from 29% at September 30, 2013 to 51% as of September 30, 2015. Due to the inherent risk of credit loss, credit investments have lower leverage ratios than Agency RMBS. The increased credit investment portfolio has directly resulted in a decreased repurchase agreement balance.

We define “non-GAAP Leverage” as the sum of repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and those held through affiliated entities, FHLBC Advances, the payable on unsettled buys less the financing on unsettled sells, and the consolidated tranche issued by the consolidated VIE which is classified as “Securitized debt” on our consolidated balance sheet. Leverage excludes repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “at risk” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). These calculations divide leverage by our GAAP stockholders equity. The following tables present a reconciliation of our leverage ratio on a GAAP basis at September 30, 2015 and December 31, 2014 to both our non-GAAP leverage and our “at risk” leverage.

		Stockholders'
September 30, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,434,399,694	$685,937,430	3.55	x
Repurchase agreements through affiliated entities	20,212,522	-
Non-GAAP Leverage	$2,454,612,216	$685,937,430	3.58	x
Net TBA payable adjustment	69,922	-
Non-GAAP "At Risk" Leverage	$2,454,682,138	$685,937,430	3.58	x

		Stockholders'
December 31, 2014	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,684,733,862	$732,675,143	3.66	x
Repurchase agreements accounted for as linked transactions	113,363,873	-
Repurchase agreements through affiliated entities	21,305,161	-
Non-GAAP Leverage	$2,819,402,896	$732,675,143	3.85	x
Net TBA payable adjustment	235,240,234	-
Non-GAAP "At Risk" Leverage	$3,054,643,130	$732,675,143	4.17	x

The Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. The Company entered into master repurchase agreements, either directly or through its equity method investments in affiliates, with 38 and 35 counterparties, under which we had outstanding debt with 23 and 24 counterparties at September 30, 2015 and December 31, 2014, respectively, inclusive of repurchase agreements accounted for as linked transactions and repurchase agreements in affiliated entities, if any. The Company had outstanding debt with 23 and 22 counterparties at September 30, 2015 and December 31, 2014, respectively, on a GAAP basis.

At September 30, 2015, the following table reflects amounts at risk under its repurchase agreements greater than 5% of the Company’s equity with any counterparty, inclusive of repurchase agreements through affiliated entities greater than 5% of the Company’s equity with any counterparty, with reconciliation to GAAP as applicable:

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$81,635,168	579	12%
Credit Suisse Securities, LLC	46,023,761	57	7%
RBC (Barbados) Trading Bank Corporation	44,346,026	27	6%
JP Morgan Securities, LLC	39,254,456	377	6%

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$30,000,000	0.78%	0.40%	2.01
2018	210,000,000	1.05%	0.33%	2.51
2019	260,000,000	1.27%	0.31%	3.89
2020	290,000,000	1.67%	0.32%	4.51
2022	70,000,000	1.75%	0.33%	6.77
2023	160,000,000	2.31%	0.33%	7.67
2025	40,000,000	2.48%	0.33%	9.68
Total/Wtd Avg	$1,060,000,000	1.55%	0.33%	4.71

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

U.S. Treasury securities

We have purchased and sold short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.

As of September 30, 2015, we had a long position in U.S. treasury securities with a fair value of $126.6 million and a notional amount of $126.0 million. The U.S. treasury securities were financed with repurchase agreements with a fair value of $126.7 million and a repurchase rate of 0.42%. This liability is presented in the “Repurchase agreements” line item on the consolidated balance sheet. As of September 30, 2015, the U.S. Treasury securities had a weighted average maturity of 3.26 years. As of September 30, 2015, the repurchase agreements had a weighted average maturity of October 1, 2015. We had no long positions in U.S. Treasury securities as of December 31, 2014.

As of September 30, 2015, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional of $25.2 million and $25.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of September 30, 2015, the U.S. Treasury securities had a weighted average maturity of 9.63 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $25.7 million at September 30, 2015, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of September 30, 2015, the reverse repurchase agreements had a weighted average maturity of October 1, 2015. We had no short positions in U.S. Treasury securities as of December 31, 2014.

During the three and nine months ended September 30, 2015, we recorded unrealized gains of $0.3 million on long positions in U.S. Treasury securities. During the three and nine months ended September 30, 2015, we recorded realized losses of $0.1 million and $3.3 million, respectively, on long positions in U.S. Treasury securities. We did not have any activity on long positions in U.S. Treasury securities for the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015, we recorded unrealized losses of $0.4 million and $0.8 million, respectively, on borrowed securities. During the three and nine months ended September 30, 2014, we recorded unrealized gains and losses of $0.6 million and $0.6 million, respectively, on the borrowed securities. During the three and nine months ended September 30, 2015, we recorded realized losses of $1.8 million and $3.0 million, respectively, on the borrowed securities. During the three and nine months ended September 30, 2014, we recorded realized losses of $0.6 and $0.1 million on the borrowed securities, respectively. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. We will continue to evaluate our method of adoption and the impact this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”). This guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities Subsections of Subtopic 810-10 when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Topics and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this update clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable Topics. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently assessing the impact of this guidance.

In February 2015, the FASB issued ASU 2015-02, “Consolidation” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. We are currently assessing the impact of this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), to simplify the presentation of debt issuance costs. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount. Before the FASB issued this simplification, debt issuance costs were capitalized as an asset (i.e., a deferred charge). For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently assessing the impact of this guidance.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), to simplify the presentation of debt issuance costs, specifically, line-of-credit arrangements. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. The ASU states that the Securities and Exchange Commission (“SEC”) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that arrangement. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently assessing the impact of this guidance.

Results of operations

The table below presents certain information from our consolidated statement of operations for the three and nine months ended September 30, 2015 as well as the three and nine months ended September 30, 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Statement of Operations Data:
Net Interest Income
Interest income	$33,506,151	$36,197,633	$107,164,687	$106,419,808
Interest expense	8,506,994	6,819,731	23,595,601	19,750,086
	24,999,157	29,377,902	83,569,086	86,669,722

Other Income
Net realized gain/(loss)	(4,710,086)	10,539,221	(16,513,340)	9,261,721
Income/(loss) from linked transactions, net	-	3,481,936	-	11,018,043
Realized loss on periodic interest settlements of derivative instruments, net	(3,340,497)	(5,260,449)	(10,030,453)	(17,341,950)
Unrealized gain/(loss) on real estate securities and loans, net	7,238,103	(19,457,277)	(3,758,180)	52,563,595
Unrealized gain/(loss) on derivative and other instruments, net	(19,523,287)	9,459,244	(22,645,097)	(33,639,291)
	(20,335,767)	(1,237,325)	(52,947,070)	21,862,118

Expenses
Management fee to affiliate	2,481,816	2,548,601	7,490,997	7,556,613
Other operating expenses	3,390,191	3,140,272	9,754,131	8,523,178
Servicing fees	174,999	157,016	494,997	319,733
Equity based compensation to affiliate	51,069	67,562	164,487	222,221
Excise tax	375,000	533,539	1,125,000	1,408,539
	6,473,075	6,446,990	19,029,612	18,030,284

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	(1,809,685)	21,693,587	11,592,404	90,501,556
Income tax benefit/(expense)	-	172,709	-	79,914
Equity in earnings/(loss) from affiliates	1,512,037	523,316	2,713,834	4,159,667
Net Income/(Loss)	(297,648)	22,389,612	14,306,238	94,741,137

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$(3,665,002)	$19,022,258	$4,204,176	$84,639,075

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(0.13)	$0.67	$0.15	$2.98
Diluted	$(0.13)	$0.67	$0.15	$2.98

Our operating results depend in large part upon differences between the yields earned on our investments, cost of borrowing and upon the effectiveness of our interest rate hedging activities. At September 30, 2015, the weighted average yield on our investment portfolio of securities, loans, and MSRs, inclusive of assets owned through investments in affiliates was 4.70% and the weighted average cost of funds was 1.69%, resulting in a net interest margin of 3.01%. The weighted average cost of funds was comprised of a 1.18% weighted average funding cost on our repurchase agreements borrowings, securitized debt and FHLBC Advances and a 0.51% weighted average cost of hedging. As of September 30, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.58 to 1, 3.58 to 1 and 3.55 to 1, respectively. The Company recorded core earnings of $0.46 and $1.74 per diluted common share for the three and nine months ended September 30, 2015, respectively. At September 30, 2014, the weighted average yield on our investment portfolio of securities and loans, inclusive of linked transactions and assets owned through investments in affiliates was 4.63% and the weighted average cost of funds was 1.71%, resulting in a net interest margin of 2.92%. The weighted average cost of funds was comprised of a 0.99% weighted average funding cost and a 0.72% weighted average cost of hedging. As of September 30, 2014 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 4.05 to 1, 3.77 to 1 and 3.59 to 1, respectively. The Company recorded core earnings of $0.63 and $1.81 per diluted common share for the three and nine months ended September 30, 2014, respectively.

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

During the three months ended September 30, 2015, the weighted average cost of securities and loans was $3.1 billion and the weighted average cost of financing on such assets was $2.5 billion. On an annualized basis, the average yield earned on these assets was 4.56%, and the weighted average funding cost was 1.91%. The annualized cost associated with hedging as a percentage of the average repurchase agreement, securitized debt and FHLBC Advance balance outstanding during the three months ended September 30, 2015 was 1.38%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2015 was 0.53%. During the three months ended September 30, 2015, the weighted average cost of securities and loans, inclusive of TBAs was $3.1 billion and the weighted average cost of financing was $2.5 billion. During the three months ended September 30, 2014, the weighted average cost of securities and loans and repurchase agreements was $3.6 billion and $3.0 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.31%, and the average rate paid on repurchase agreements was 0.99%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2014 was 0.70%. During the three months ended September 30, 2014, the weighted average cost of securities and loans, inclusive of TBAs was $3.7 billion and the weighted average cost of financing was $3.1 billion.

During the nine months ended September 30, 2015, the weighted average cost of securities and loans was $3.2 billion and the weighted average cost of financing on such assets was $2.6 billion. On an annualized basis, the average yield earned on these assets was 4.62%, and the weighted average funding cost was 1.73%. The annualized cost associated with hedging as a percentage of the average repurchase agreement, securitized debt and FHLBC Advance balance outstanding during the three months ended September 30, 2015 was 1.22%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the nine months ended September 30, 2015 was 0.51%. During the nine months ended September 30, 2015, the weighted average cost of securities and loans, inclusive of TBAs was $3.3 billion and the weighted average cost of repurchase agreements, securitized debt and FHLBC Advances on such assets was $2.7 billion. During the nine months ended September 30, 2014, the weighted average cost of securities and loans and repurchase agreements was $3.7 billion and $3.1 billion, respectively. On an annualized basis, the average yield earned on the assets was 4.23%, and the average rate paid on repurchase agreements was 0.94%. The annualized cost associated with swaps as a percentage of the average repurchase agreement balance outstanding during the three months ended September 30, 2014 was 0.75%. During the nine months ended September 30, 2014, the weighted average cost of securities and loans, inclusive of TBAs was $3.7 billion and the weighted average cost of financing was $3.2 billion.

Our investment portfolio has primarily been Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio, increasing our allocation as a percentage of our total portfolio from 44.2% as of September 30, 2014 to 50.6% as of September 30, 2015. The improved general economic outlook has supported the increase in credit investment allocation. Economic improvement and interest rate appreciation generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases.

Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We are also actively seeking to extend the maturities on our repurchase agreements, resulting in an increase in interest rate paid on our debt.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended September 30, 2015, we sold certain real estate securities, including those held within affiliated entities, realizing net gains of $1.4 million and settled TBAs realizing a net loss of $0.6 million. Additionally, we recognized $2.0 million of realized loss due to the settlement of certain derivatives and $3.4 million of realized loss due to OTTI charges on certain securities and loans including those held within affiliated entities.

During the nine months ended September 30, 2015, we sold certain real estate securities, including those held within affiliated entities, realizing net gains of $7.5 million and settled TBAs realizing a net gain of $2.2 million. Additionally, we recognized $18.4 million of realized loss due to the settlement of certain derivatives and $9.4 million of realized loss due to OTTI charges on certain securities and loans including those held within affiliated entities.

During the three months ended September 30, 2014, we sold certain real estate securities realizing net gains of $10.8 million and settled TBAs realizing net gains of $2.9 million. Additionally, we recognized $2.8 million of realized loss due to the settlement of certain derivatives and $0.4 million of realized loss due to OTTI charges on certain securities.

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

As mentioned above, we recognized a $3.4 million and a $9.4 million OTTI charge on certain securities and loans including those held within affiliated entities for the three and nine months ended September 30, 2015, respectively, due to an adverse change in cash flows, where the fair values of the investments were less than their carrying amounts. The decline in value of the remaining investments is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities and mortgage loan portfolios, as well as our securitized debt. Changes in market value are included as a component of net income.

The change in unrealized gains/(losses) on real estate securities and loans is directly attributable to the changes in market pricing on the underlying instruments during the period. Our real estate securities and loan portfolios had unrealized gains for the three months ended September 30, 2015, unrealized losses for the nine months ended September 30, 2015, unrealized losses for the three months ended September 30, 2014 and unrealized gains for the nine months ended September 30, 2014. The unrealized gains/(losses) are primarily correlated to the price of Agency products as Agency RMBS comprise approximately 50% of our portfolio. Unrealized gains and losses are caused when prices of the product increase or decrease, respectively. For the three months ended September 30, 2015, Fannie 3.50% 30 years increased from 102-28+ at June 30, 2015 to 104-12+ at September 30, 2015, providing the basis for the unrealized gains on real estate securities. For the nine months ended September 30, 2015, Fannie 3.50% 30 years increased from 104-09+ at December 31, 2014 to 104-12+ at September 30, 2015. Despite the increase in Fannie 3.50% 30 years from December 31, 2014, we experienced unrealized losses on our real estate securities as a result of reversing out unrealized gains on sold securities into realized gains during the year. For the three months ended September 30, 2014, Fannie 3.50% 30 years decreased from 102-25+ at June 30, 2014 to 102-09+ at September 30, 2014, providing the basis for the unrealized loss on real estate securities. For the nine months ended September 30, 2014, Fannie 3.50% 30 years increased from 99-11+ at December 31, 2013 to 102-09+ at September 30, 2014, providing the basis for the unrealized gain on real estate securities. These price movements are consistent among comparable Agency RMBS products.

Our interest rate derivatives are comprised primarily of pay-fixed interest rate swaps. The unrealized gain/(loss) on our derivatives portfolio will generally move in the opposite direction of those of our real estate securities and loan portfolios. The unrealized gains/(losses) result from a change in interest rates. In periods of increased interest rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased interest rates, our derivative portfolio will generally experience unrealized losses. Our derivative portfolio had unrealized losses for the three months and nine months ended September 30, 2015. Our derivative portfolio had unrealized gains and losses for the three months and nine months ended September 30, 2014. For the three months ended September 30, 2015, the 10 year swap rate decreased from 2.464% at June 30, 2015 to 2.003% at September 30, 2015. For the nine months ended September 30, 2015, the 10 year swap rate decreased from 2.283% at December 31, 2014 to 2.003% at September 30, 2015. For the three months ended September 30, 2014, the 10 year swap rate increased from 2.631% at June 30, 2014 to 2.639% at September 30, 2014. For the nine months ended September 30, 2014, the 10 year swap rate decreased from 3.086% at December 31, 2013 to 2.639% at September 30, 2014.

Management fees and other expenses

For the three months ended September 30, 2015 and September 30, 2014, our management fees were $2.5 million and $2.6 million, respectively. For the nine months ended September 30, 2015 and September 30, 2014, our management fees were $7.5 million and $7.6 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the three months ended September 30, 2015 and September 30, 2014, other operating costs were $3.4 million and $3.1 million, respectively. For the nine months ended September 30, 2015 and September 30, 2014, other operating costs were $9.8 million and $8.5 million, respectively. The amounts were primarily comprised of professional fees, insurance and board of director fees. For three and nine months ended September 30, 2015 and September 30, 2014, certain expenses reimbursable to the Manager were also included in Other operating expense.

We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $3.4 million of Other operating expenses for the three months ended September 30, 2015, the Company has expensed $2.1 million, which will be paid to the Manager. Of the $9.8 million of Other operating expenses for the nine months ended September 30, 2015, the Company has expensed $5.8 million, which will be paid to the Manager. Of the $3.1 million of Other operating expenses for the three months ended September 30, 2014, the Company has expensed $1.7 million, respectively, which has been paid to the Manager. Of the $8.5 million of Other operating expenses for the nine months ended September 30, 2014, the Company has expensed $5.0 million, respectively, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2015 or September 30, 2014.

For the three months ended September 30, 2015 and September 30, 2014, we recorded excise tax expense of $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2015 and September 30, 2014, we recorded excise tax expense of $1.1 million and $1.4 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of September 30, 2015, December 31, 2014 and September 30, 2014, our book value per common share was $18.47, $20.13 and $20.33, respectively.

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

A reconciliation of GAAP net income to Core Earnings for the three and nine months ended September 30, 2015 and September 30, 2014 is set forth below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income/(loss) available to common stockholders	$(3,665,002)	$19,022,258	$4,204,176	$84,639,075
Add (Deduct):
Net realized (gain)/loss	4,710,086	(10,539,221)	16,513,340	(9,261,721)
Tax (benefit)/expense related to realized gain	-	(172,709)	-	(79,914)
Drop income	-	1,196,232	2,167,016	1,454,536
(Income)/loss from linked transactions, net	-	(3,481,936)	-	(11,018,043)
Net interest income on linked transactions	-	1,960,654	-	7,514,410
Equity in (earnings)/loss from affiliates	(1,512,037)	(523,316)	(2,713,834)	(4,159,667)
Net interest income from equity method investments	1,202,923	353,429	2,954,715	1,171,974
Unrealized (gain)/loss on real estate securities and loans, net	(7,238,103)	19,457,277	3,758,180	(52,563,595)
Unrealized (gain)/loss on derivative and other instruments, net	19,523,287	(9,459,244)	22,645,097	33,639,291
Core Earnings	$13,021,154	$17,813,424	$49,528,690	$51,336,346

Core Earnings, per Diluted Share	$0.46	$0.63	$1.74	$1.81

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash consist of borrowings under repurchase agreements, FHLBC Advances, payments of principal and interest we receive on our real estate securities and loan portfolios, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements and FHLBC Advances, purchase real estate securities, loans and other real estate related assets, make dividend payments on our capital stock, and fund our operations.

At September 30, 2015, we had $173.2 million available to support our liquidity needs, comprised of $48.1 million of cash, $102.1 million of Agency whole-pool RMBS and $23.0 million of Agency Interest-Only securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We, either directly or through our equity method investments in affiliates, have entered into MRAs or loan agreements with 38 counterparties, allowing us to utilize leverage in our operations. As of September 30, 2015, we had debt outstanding of $2.6 billion with 23 counterparties, inclusive of repurchase agreements through affiliated entities. The current borrowings under repurchase agreements have maturities between October 1, 2015 and September 17, 2019. The current borrowings under FHLBC Advances have maturities between October 2, 2015 and March 14, 2016. As of September 30, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.58 to 1, 3.58 to 1 and 3.55 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Further, under our repurchase agreements and FHLBC Advances, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Certain securities that are pledged as collateral under our repurchase agreements and FHLBC Advances are in an unrealized loss positions. We have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and we are not required to sell for regulatory or other reasons.

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions and through affiliated entities, if applicable, and FHLBC Advances at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Overnight	$126,712,500	$-
30 days or less	1,679,775,000	2,067,279,000
31 to 60 days	156,777,000	229,635,000
61 to 90 days	36,753,000	58,366,000
91 to 119 days	2,076,000	114,267,318
Greater than or equal to 120 days	583,734,663	310,077,664
Total: Non-GAAP Basis	$2,585,828,163	$2,779,624,982

Linked Transactions	$-	$113,363,873

Investments In Affiliates	$20,212,522	$21,305,161

Total: GAAP Basis	$2,565,615,641	$2,644,955,948

The credit arrangement pursuant to which MITT Insurance obtains FHLBC Advances (the "FHLBC Arrangement") involves observance by MITT Insurance of the rules of FHLBC membership, is subject to the FHLBC’s credit policy, and is governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of our Company. Under the FHLBC Arrangement, MITT Insurance is able to access FHLBC Advances similarly to repo borrowings with our other counterparties, with similar provisions, and collateral requirements, including valuation and additional pledges of collateral. The FHLBC Arrangement requires MITT Insurance to transfer additional securities or cash to the FHLBC in the event the value of the securities then held by the FHLBC falls below specified levels, and contains events of default in cases where we or the FHLBC breaches our respective obligations under the FHLBC Arrangement. An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable. In addition, in September 2014, the FHFA issued RIN 2590-AA39, Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). The Proposed Rule, among other things, addresses membership terminations for captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include MITT Insurance. Under the Proposed Rule, MITT Insurance would be ineligible to continue as a member of the FHLBC as of the effective date of the final rule. Under the FHLBC Arrangement, if the Proposed Rule is adopted as proposed, MITT Insurance would be required to immediately terminate such membership and to promptly unwind any outstanding debt advances from the FHLBC. At September 30, 2015, we had $351.7 million of FHLBC Advances outstanding.

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

In 2014, we entered into a resecuritization transaction that resulted in consolidation of the VIE created with the SPE which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of September 30, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $40.1 million and $47.6 million, respectively. As of September 30, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $32.8 million and $39.8 million, respectively, which is included in our consolidated balance sheet as “Non-Agency RMBS.” As of September 30, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.53% and 5.50%, respectively, and a weighted average yield of 6.05% and 5.14%, respectively. As of September 30, 2015 and December 31, 2014, we recorded secured financing of $32.8 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. We have recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of September 30, 2015 and December 31, 2014, the consolidated tranche has a weighted average life of 4.19 years and 3.40 years, respectively and a weighted average yield of 3.70% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to our general credit. We have no obligation to provide any other explicit or implicit support to any VIE.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency Interest-Only securities and U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of September 30, 2015, we have entered into $1.1 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and June 5, 2025, we have $25.0 million notional of short positions in U.S. Treasury securities with maturities of May 15, 2025 and we have $126 million notional of long positions in U.S. Treasury securities with maturities between September 15, 2018 and July 31, 2020.

Effects of margin requirements, leverage and credit spreads

Our securities and loans have values that fluctuate according to market conditions and, as discussed above, the market value of these assets will decrease as prevailing interest rates or credit spreads increase. When the value of the assets pledged to secure a repurchase agreement or FHLBC Advance decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which reflects a demand for additional collateral that may take the form of additional assets or cash. Under our repurchase facilities and FHLBC Arrangements, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any other reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the market value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

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

Contractual obligations

As of September 30, 2015, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation, however expenses are evaluated in accordance with its policy. The reimbursement is subject to an annual budget process which combines guidelines found in the Management Agreement with oversight by the Company’s board of directors. Of the $3.4 million of Other operating expenses for the three months ended September 30, 2015, we have expensed $2.1 million, which will be paid to the Manager. Of the $9.8 million of Other operating expenses for the nine months September 30, 2015, we have expensed $5.8 million, which will be paid to the Manager. Of the $3.1 million of Other operating expenses for the three months ended September 30, 2014, we have expensed $1.7 million, which has been paid to the Manager. Of the $8.5 million of Other operating expenses for the nine months ended September 30, 2014, we have expensed $5.0 million, which has been paid to the Manager. The Manager did not waive any expense reimbursements for the three and nine months ended September 30, 2015 or September 30, 2014.

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

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant to the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. On July 1, 2015, approximately 20,000 restricted stock units had vested. As of September 30, 2015, approximately 40,000 units remained outstanding.

We have presented a table that details the contractual maturity of our repurchase agreements at September 30, 2015. See the “Liquidity and Capital Resources” section for this table. As of September 30, 2015 and December 31, 2014, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.6 million and $2.6 million, respectively, inclusive of accrued interest accounted for as a component of linked transactions and through investments in affiliates, if applicable.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of September 30, 2015, our maximum exposure to loss on TBAs was $0.1 million.

We have entered into IO Index transactions, which are a series of synthetic total return swap indices referencing the interest component of fixed-rate agency MBS pools. We receive a coupon based on the underlying IO and pay a financing cost, which is calculated based on 1 month Libor. Mark-to-market cash flows, which account for paydown losses and changes in market price, are exchanged monthly. These instruments enable us to synthetically assume the interest rate risk, basis risk and prepayment risk of a reference pool. Our maximum exposure to loss on IO Index transactions represents the notional fair value of the transactions. As of September 30, 2015, the Company did not hold any of these positions.

Our investments in affiliates are comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investments in affiliates are accounted for using the equity method of accounting. As of September 30, 2015, our maximum exposure to loss on investments in affiliates is $62.3 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary and related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction. We are not aware of any related person transactions as of and for the year ended September 30, 2015.

In July 2015, we completed an arms-length investment purchase at fair value. Certain entities managed by an affiliate of the Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party (“Third Party”). The Joint Venture owns certain multi-family properties whose mortgages form part of the collateral of a securitization wherein we purchased certain bond tranches. To ensure an arms-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches is reflected on the “Investment in Affiliates” line item on the consolidated balance sheet and has a combined fair value of $7.6 million at September 30, 2015.

We, with other investors managed by an affiliate of the Manager (collectively, “Related Parties”), completed two arms-length transactions in May and July of 2015. Each transaction consisted of a securitization of seasoned, fixed-rate and adjustable-rate, non-performing and re-performing mortgage loans secured by first or second liens on one- to four-family properties or cooperative shares and real estate owned. The assets contributed to the securitization were previously held within two private securitizations. The first transaction occurred in May 2015, in which we held a 10.00% and 0.00% ownership interest in the assets contributed to the securitization. The remaining interests were owned by certain of the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $2.9 million at September 30, 2015. The second transaction occurred in July 2015, in which we held a 7.50% and 0.00% ownership interest in the assets contributed to the securitization. The remaining interests were owned by certain of the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $5.2 million at September 30, 2015.

As part of our residential whole loans and Securitized Whole Loans practice, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We currently employ only third-party asset managers. Beginning in November 2015, we engaged an asset manager (“Asset Manager”), a related party of the Manager, as the asset manager for certain of our residential whole loans and Securitized Whole Loans. The Asset Manager has agreed take such actions as indicated above and provide direction and approvals to the servicers on our behalf as contemplated under the servicing agreements. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire title to, any security interest in, or any other rights or interests of any kind or any nature whatsoever, in or to any loan. We will pay separate arms-length asset management fees for (i) non-performing loans and (ii) reperforming loans, in each case, payable to the Asset Manager.

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

Grants of restricted common stock

As of September 30, 2015, we have granted an aggregate of 33,036 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2015, 93,280 shares of restricted common stock granted to our Manager and independent directors have vested.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of September 30, 2015 the Company had undistributed taxable income of approximately $1.65 per share.

The following table details the Company’s common stock dividends during the year ended September 30, 2015 and September 30, 2014:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60

The following table details the Company’s preferred stock dividends during the year ended September 30, 2015 and September 30, 2014:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our repurchase agreements and FHLBC Advances. We seek to reduce interest rate risks on any outstanding debt and minimize exposure to interest rate fluctuations thereon through the use of interest rate derivatives or other financial instruments, or through a combination of these strategies.

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements and FHLBC Advances are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements and advances will generally be fixed at the outset of each transaction by reference to prevailing short-term repurchase rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We are actively looking to obtain term financing for our credit portfolio. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

The fair value of our investment portfolio could change at a different rate than the fair value of our liabilities when interest rates change. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities. In order to reduce this exposure we use hedging instruments to reduce the gap in duration between our assets and liabilities.

Since our inception, the expected yields on Non-Agency MBS were significantly greater than expected yields on non-credit sensitive assets. Additionally, changes in our credit investment prices were generally not highly correlated to changes in market interest rates. It is our view that this low sensitivity to increases in interest rates was due to the fact that periods of rising interest rates had been generally accompanied by an improvement in economic expectations and therefore, more positive scenarios for our credit investments. Also, wide risk premiums for credit investments meant that spreads could tighten to allow the credit investments to retain value despite increases in interest rates. Credit investment prices have generally increased since our inception and these higher prices result in lower yields. As such, it’s our view that our credit investments have become more interest rate sensitive and now exhibit positive duration.

We calculate estimated effective duration (i.e., the price sensitivity to changes in interest rates) to measure the impact on portfolio value to changes in interest rates. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same securities. In analyzing our credit bonds, over time the Company’s credit investments have experienced significant price appreciation and we have allocated greater capital towards higher dollar price Non Agency MBS, ABS and CMBS positions. Higher dollar price credit securities may exhibit greater positive duration than historical lower priced legacy Non Agency and CMBS investments. In addition, we have observed that, in the wake of massive intervention by global central banks since the financial crisis on 2008-2009, the historical inverse relationship between credit spreads and interest rates has begun to become less reliable. This means that it is becoming less likely that periods of rising interest rates will be accompanied by tightening credit spreads to offset some of the downward pressure on the prices of credit bonds. This has served to make effective duration on credit investments a more meaningful statistic over time.

At September 30, 2015, the we computed an estimated net effective duration of 1.29 years, comprised of 1.94 Agency RMBS duration, 1.04 of credit investment duration, (1.53) hedge duration and (0.16) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2015. Actual results could differ materially from estimates.

The accuracy of the projected Agency RMBS prices relies on assumptions that define specific Agency RMBS spreads and varying prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2015, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (3)
+100	-9.0%	-11.4%
+50	-4.1%	-5.6%
-50	2.8%	2.5%
-100	3.3%	0.6%

(1)  Includes investments held through afiliated entities that are reported as "Investments in Affiliates" on our consolidated balance sheet.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)  Interest income includes trades settled as of September 30, 2015.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements and FHLBC Advances.

We pledge real estate securities or mortgage loans and cash as collateral to secure our repurchase transactions and FHLBC Advances. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions or FHLBC Advances at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should general market liquidity tighten as it did in 2007 - 2009, our repurchase agreement counterparties or the FHLBC may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any such legal proceedings.

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

In the event our captive insurance company in the FHLB is terminated, we may be unable to obtain sufficient financing on favorable terms or at all to repay or replace our future outstanding advances from the FHLBC upon any required liquidation, which could adversely affect our liquidity and/or cause us to sell our assets under adverse market conditions and possibly incur substantial losses.

If the Proposed Rule is adopted, it will require us to promptly liquidate our advances from the FHLBC as well as pay any associated early termination fees and accrued interest. There can be no assurance that we will be able to obtain sufficient financing on favorable terms or at all to repay or replace our outstanding advances from the FHLBC upon any such liquidation, which could adversely affect our liquidity and/or force us to sell our assets under adverse market conditions and incur substantial losses. Certain of our competitors with captive insurance company members of a Federal Home Loan Bank would be simultaneously required to liquidate their advances, which would create greater demand for financing of assets and would likely widen financing costs at a time when funding collateral is becoming more expensive under regulatory rules. Additionally, if our captive insurance company’s membership is terminated, we would be at a competitive disadvantage vis-à-vis our competitors with captive insurance company members of a Federal Home Loan Bank which became members prior to the publication of the Proposed Rule and therefore have and will continue to have access to long-term funding with which to acquire their target assets.

The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, contains many regulatory changes and calls for future rulemaking that may affect our business, including, but not limited to rulemaking involving derivatives, risk-retention in securitizations, the origination of residential mortgage loans and short-term financings. The Dodd-Frank Act’s requirements may impact the housing and mortgage markets, which could have an adverse effect on our business.

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

On November 3, 2015, the Company’s Board of Directors authorized a stock Repurchase Program, to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The authorization does not obligate the Company to acquire any particular amount of common stock. The Company has not repurchased any shares of common stock under the Repurchase Program.

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

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.14 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 5, 2015	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 5, 2015	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
September 30, 2015

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014

*10.12	Restated Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.14 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.