Form 10-K
period 2015-12-31
AG Mortgage Investment Trust, Inc.
filed 2016-02-26
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $476,733,064 based on the closing sales price on the New York Stock Exchange on June 30, 2015.

As of February 17, 2016, there were 28,288,534 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10,11,12,13 and 14 hereof as noted therein.

AG MORTGAGE INVESTMENT TRUST, INC.

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability and terms of financing, changes in the market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities and loans, and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and any subsequent filings. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, or this “report,” we refer to AG Mortgage Investment Trust, Inc. as “we,” “us,” “the Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our “Manager,” and we refer to the parent company of our Manager, Angelo, Gordon & Co., L.P. as “Angelo, Gordon.”

Our company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Our Portfolio

The majority of our portfolio is comprised of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac ( collectively, “GSEs”). We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities, securities entitling the holder only to the interest payments made on the mortgages underlying certain MBS (“interest-only strips”), collateralized mortgage obligations (“CMOs”), and certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments may include investment grade and non-investment grade fixed- and floating-rate securities. We categorize our Non-Agency RMBS by credit score at origination into Prime, Alt-A and Subprime. Our RMBS Interest Only securities (Non-Agency RMBS backed by interest-only strips), CRTs (defined below), RPL/NPL MBS, (described below), and Securitized Whole Loans, (described below) represent our Non-Agency RMBS not categorized by credit score at origination.

Credit Risk Transfer securities (“CRTs”) are unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to decrease their exposure to mortgage default risk. The securities reference a pool of recently acquired single family mortgages from a specified time period. The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when credit events such as defaults, liquidations or delinquencies occur. The notes pay an uncapped floating rate spread over one-month LIBOR.

RPL/NPL MBS are mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches in such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche) to mitigate our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) that begin to take effect if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans are residential mortgage loans (generally RPLs or NPLs) in securitized form that we purchase from a related party or parties. The securitizations typically take the form of various classes of notes and a trust certificate. Securitized Whole Loans do not include RPLs or NPLs that we hold through interests in certain consolidated trusts.

We have also invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS. Our CMBS portfolio includes CMBS interest only securities (CMBS backed by interest-only strips) and Freddie Mac K-Series CMBS (described below).

Freddie Mac K-Series CMBS (“K-Series CMBS”) include CMBS, CMBS interest only and CMBS principal only securities which are regularly-issued structured pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest only bonds as well as unguaranteed mezzanine, subordinate and interest only bonds which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest only bonds. In Item 7, we have categorized Freddie Mac K-Series CMBS interest only bonds as part of our “CMBS Interest Only” assets.

We have also invested in residential and commercial mortgage loans, including RPLs and NPLs, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial mortgage loans are referred to as our “credit portfolio”, or “credit investments”, and residential and commercial mortgage loans are collectively referred to as loans. We use the term “credit securities” to refer to our credit portfolio excluding loans and MSRs. Additionally, we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio and our credit securities.

As of December 31, 2015 and per our GAAP consolidated balance sheet, we have a $2.8 billion investment portfolio comprised of real estate securities, loans and MSRs, which consists of $1.2 billion, or 43.4%, of Agency RMBS and $1.6 billion, or 56.6%, of assets in our credit portfolio. Our investment portfolio including TBAs in the Agency RMBS category and inclusive of investments held within affiliated entities in the credit investments category is $2.9 billion, which consists of $1.3 billion, or 44.2%, of Agency RMBS and $1.6 billion, or 55.8%, of assets in our credit portfolio. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for the year ending December 31, 2015 (“Annual Report”) for a discussion of investments held within affiliated entities. We utilize multiple hedging instruments as a means to mitigate interest rate risk. As of December 31, 2015 we had entered into $1.0 billion notional amount of interest rate swaps and $226.0 million notional amount of long positions in U.S. Treasury securities. This compares with a $3.3 billion investment portfolio as of December 31, 2014, comprised of real estate securities, loans, and MSRs, which consisted of $1.8 billion, or 55.2%, of Agency RMBS and $1.5 billion, or 44.8%, of assets in our credit portfolio per our GAAP consolidated balance sheet. Our investment portfolio including TBAs in the Agency RMBS category and gross of linked transactions and investments held within affiliated entities in the credit investments category was $3.7 billion, which consisted of $2.0 billion, or 55.4% of Agency RMBS and $1.7 billion, or 44.6%, of assets in our credit portfolio as of December 31, 2014. We had entered into $1.4 billion notional amount of interest rate swaps as of December 31, 2014. The Company had no positions in U.S. Treasury securities on December 31, 2014.

Our stock

We were incorporated in Maryland on March 1, 2011, and commenced operations in July 2011 when we successfully completed our initial public offering, or IPO. Concurrently with the consummation of our IPO, we completed a private placement offering of units to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act. Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions). Collectively, we received net proceeds from our IPO, the private placement and the exercise of the underwriters’ over-allotment option of approximately $198.1 million after subtracting expenses incurred.

In 2012 we raised (i) approximately $353.5 million in net proceeds from sales of common stock through public offerings, our equity distribution program, and the exercise of warrants and (ii) approximately $161.2 million in net proceeds from two preferred stock offerings. In 2013 we raised approximately $33.2 million in net proceeds from sales of common stock through our equity distribution program and upon the exercise of warrants. We did not sell any additional shares of common stock in 2014 or 2015 through public offerings. We did not issue any additional classes of preferred stock during 2013, 2014 or 2015.

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. The Repurchase Program does not have an expiration date. As of December 31, 2015, we repurchased 126,715 shares of common stock at a total cost of approximately $1.7 million and at an average cost per share of $13.19. As of December 31, 2015, approximately $23.3 million of common stock remained authorized for future share repurchases under the Repurchase Program. See Item 5 for more detail.

Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the ticker symbols MITT-PA and MITT-PB, respectively.

Our manager

We are externally managed and advised by AG REIT Management, LLC, a subsidiary of Angelo, Gordon. Angelo, Gordon was founded in 1988 and is an SEC-registered investment adviser with approximately $25 billion under management as of December 31, 2015. Currently, the firm's investment disciplines encompass six principal areas: (i) distressed debt and non-investment grade corporate credit, (ii) direct lending, (iii) real estate private equity, real estate debt and net lease real estate, (iv) residential and consumer debt, (v) private equity and special situations and (vi) multi-strategy hedge funds. Angelo, Gordon employs over 380 employees, including more than 140 investment professionals, and is headquartered in New York, with associated offices in Amsterdam, Chicago, Houston, Los Angeles, London, Hong Kong, Seoul, Sydney and Tokyo.

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

Market and interest rate trends

Residential market opportunities

Inclusive of distressed sales, home prices nationwide increased by 6.3 percent on a year-over-year basis in December 2015 as compared with December 2014, according to data released by CoreLogic. This marks the 46th consecutive monthly increase year-over-year in national home prices. The housing market remains strong, however, given the duration and strength of the recovery, additional over-performance is expected to be somewhat muted for the rest of 2016. The U.S. government agencies and central bank policy sponsorship of housing via lower mortgage rates and potential loosening of credit available to potential homeowners, coupled with a stable broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the percent of all residential properties with a mortgage that was in a negative equity position, or underwater, decreased in the third quarter of 2015 to 8.1%, or 4.1 million homes, from 8.7%, or 4.4 million homes, in the prior quarter. A homeowner with negative equity means that such homeowner owes more on the home than the home is worth, which is also referred to as being underwater. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession is lifting due to the rise in home prices over the past three years. CoreLogic predicts home prices will rise an additional 5.0% in 2016. If this occurs, 800,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to improve in 2015 and is anticipated to remain positive in the near future. We believe that current prices for certain Non-Agency RMBS offer attractive risk-adjusted returns. We believe Angelo, Gordon’s granular credit-centric approach and deep understanding of government public policy initiatives will provide our Manager strong insight into both Non-Agency and Agency RMBS performance drivers.

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

In December 2015, the FOMC decided to raise interest rates by 0.25%, marking the end of a seven year period where the federal funds rate was held near zero to support the recovery of the economy from the financial crisis. The FOMC stated that the process of normalizing interest rates is likely to proceed gradually and future policy actions depend on how the economy evolves relative to the FOMC’s objectives of maximum employment and 2% inflation. In the aftermath of the FOMC’s announcement, increases in funding costs put downward pressure on net interest margin.

The Federal Reserve (the “Fed”), in its December 16, 2015 announcement, cautioned capital markets to anticipate the possibility of one or more additional increases in the Federal funds rate in 2016, depending on future growth in inflation and other economic indicators. Fed Chair Janet Yellen, in her remarks following the December FOMC policy meeting, stated that monetary policy remains “accommodative” following the initial rise in the Federal funds rate. Together with increasingly negative economic data reported to date in 2016, many market participants are increasingly skeptical of additional increases in the Federal funds rate in the foreseeable future. Ultimately, the nature of the economic data we receive in the coming quarters, and the market’s interpretation of the Federal Reserve’s response to that data will drive direction, magnitude and volatility of benchmark interest rates and the related fixed income markets.

The initial reading on fourth quarter GDP decelerated to 0.7% as compared to 2.0% in the third quarter.  Weighing on activity was a modest slowdown in personal consumption expenditures, continued weakness in fixed investment due to sharp declines in the oil and gas industry, and the ongoing decline in private inventory growth rates in response to the excess accumulation of inventories in prior periods.  On a positive note, residential fixed investment continues to grow at a healthy rate (8.1% annual rate in Q4) in response to modestly robust housing demand and relatively low levels of housing inventory.

In December 2015, non-farm payrolls expanded at 292,000 jobs per month, increasing the three month moving average to 284,000 per month. Most indicators of housing activity continue to show slow but steady progress. While the consumption component of GDP data in recent quarters has been encouraging, fourth quarter retail sales readings have lost momentum. Consumption came in softer at 2.2% in the fourth quarter versus 3.0% in the third quarter. Generally, consumption appears to be on solid footing but overall GDP growth is being constrained by a lack of investment and a slowing inventory growth rate. Manufacturing activity and exports continue to suffer from dollar strength and weigh down overall activity in the fourth quarter. On the inflation front, core Personal Consumption Expenditures (“PCE”) and average hourly earnings continue to fall short of where the Fed would like to see them.

Credit markets experienced a tough fourth quarter of 2015, and it was a disappointing second half of 2015 for RMBS and ABS assets. Credit concerns, underperformance and lack of liquidity in other credit markets overwhelmed the mortgage and asset backed sectors. MBS and ABS credit spreads widened during the quarter as fears of a global contagion from China’s economic slowdown accelerated, the price of oil continued to slide and a lack of liquidity spread across most capital markets. Primary issuance of MBS was anemic and many issuers were forced to postpone new offerings until the market demand improved. By December the majority of market participants were relatively inactive for the rest of the year, with scant interest in positioning securities or making markets.

Agency MBS had a difficult fourth quarter versus swap hedges. Continuing the trend that began in the third quarter of 2015, interest rate swaps used for interest rate hedging by most mortgage and ABS investors outperformed both MBS and credit securities. As a result, the spread on MBS and ABS assets, relative to our interest rate swap hedges widened, during the quarter, driving a decline in book value. The driving forces behind swap spread outperformance of both benchmark treasuries and spread products continued to be corporate bond issuance, global cross border capital movements and related selling of US dollar denominated reserve assets to holders that are more likely to require bank balance sheet funding.

Non-mortgage consumer credit experienced some divergence in performance between credit card delinquencies, which remained at historical lows, and defaults on auto, equipment and student loans, which increased modestly. Consumer mortgage credit continued its pattern of stable to modest improvement in borrower performance. Home prices also continued to modestly rise and inventory levels remain light to tight in many major markets. Consumer appetite for housing continued to remain stable with expanding mortgage credit availability taking hold in the markets.

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

Recent government activity

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, among other things, expressly excludes captive insurance companies, such as MITT Insurance Company LLC (“MITT Insurance”), from being eligible for membership in the Federal Home Loan Bank (the “FHLB”) system. Under the Final Rule, there is a one-year transition period from the effective date, February 19, 2016 (the “Effective Date”) within which the FHLB must wind down its relationships with any captive insurance companies that had been admitted to membership in the FHLB on or after September 12, 2014, including MITT Insurance (“Excluded Captives”). The Final Rule also prevents the FHLB from making any new advances or extending any existing advances to Excluded Captives after the Effective Date. In addition, upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Excluded Captive in accordance with the Final Rule. Therefore, MITT Insurance, along with all other Excluded Captives, must completely wind down all business relationships with the FHLB, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the Federal Home Loan Bank of Cincinnati (the “FHLBC”) where it is a member.

The adopting release for the Final Rule expressly invited Congress to address the treatment of Excluded Captives with respect to membership in the FHLB. In October 2015, Reps. Blaine Luetkemeyer (R-Mo.), Denny Heck (D-Wash.), Patrick McHenry (R-N.C.) and John Carney (D-Del.) introduced H.R. 3808, a bill that would have preemptively prevented the FHFA from adopting the Final Rule. There can be no way of predicting if any subsequent legislation addressing the status of Excluded Captives with respect to the FHLB will be proposed in either house of Congress, the likelihood of passage of any such legislation, or the ultimate effects, if any, on the availability of short-term, low-cost funding provided by the FHLBs to Excluded Captives subsequent to the enactment of any such legislation.

Housing finance reform proposals relating to Fannie Mae, Freddie Mac and Ginnie Mae are expected to remain prominent topics during the 114th U.S. Congress which began on January 3, 2015. Restructuring or winding down Fannie Mae and Freddie Mac had been stated goals of both houses of Congress, and also the Obama administration, during the 113th U.S. Congress.

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA) sponsored the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. While the Corker-Warner Bill appeared to have lost momentum after the introduction of a competing bill in 2014, the Corker-Warner Bill was re-introduced in the U.S. Senate in September 2015 by its original sponsors, joined by Senators Elizabeth Warren (D-MA) and David Vitter (R-LA). As originally drafted, the Corker-Warner Bill has three key provisions:

•	the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”);

•	the creation of a Mortgage Insurance Fund (the “Fund”); and

•	the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the “FDIC”) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer is intended to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to require credit investors to bear the initial risk of default on MBS.

The Federal Housing Finance Authority (the “FHFA”) would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA. In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund (described below). The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting requirements. The Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD), John Carney (D-DE) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee. Under this proposed legislation, all government guaranteed single-family and multi-family MBS would be supported by a minimum of 5% private sector capital, which would stand in a first loss position. The remaining 95% of the risk would be shared between Ginnie Mae and a private reinsurer on a pari passu basis. Fees paid to Ginnie Mae for providing these securities would be allocated to affordable housing programs. Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses would be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs’ current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.

We expect debate and discussion on residential housing and mortgage reform to continue over the next few years; however, we cannot be certain if or when H.R. 1491, the Corker-Warner Bill or any other housing finance reform bill will emerge from committee or be approved by Congress, and if so, what the effects may be. Historically, significant legislation has been difficult to pass in a presidential election year, and we cannot predict what effect the 2016 election cycle will have on the progress of housing finance reform legislation.

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

Furthermore, in October 2014, the FHFA, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Securities And Exchange Commission, the Federal Reserve System and the Department of Housing and Urban Development adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, for asset-backed securities. As required by the Dodd-Frank Act, the final credit risk retention rule generally require “securitizers” to retain not less than 5% of the credit risk of the mortgage loans securitized. The credit risk retention requirements applicable to RMBS became effective as of December 31, 2015.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Our target assets include Agency RMBS, Non-Agency RMBS, ABS, CMBS, MSRs, residential and commercial loans and other real estate-related assets. Following our IPO, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital into Agency RMBS. We believe that yields and net interest spreads on Agency RMBS that are currently available for investment are generally lower than what we have historically realized in our portfolio. Our goal for much of 2015, and looking forward to 2016, centers around deploying an increasing portion of our capital into attractive credit investments, including residential and commercial real estate loans.

As of December 31, 2015, the fair value of our investment portfolio on a non-GAAP basis, inclusive of TBAs, consisted of 44.2% Agency RMBS, 45.1% residential investments, 8.8% commercial investments and 1.9% ABS. This compares with 2014, when the fair value of our investment portfolio on a non-GAAP basis, inclusive of TBAs, consisted of 55.4% Agency RMBS, 37.4% residential investments, 5.4% commercial investments and 1.8% ABS.

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

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. We define “Non-GAAP Leverage” as the sum of repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and those held through affiliated entities, advances from the Federal Home Loan Bank of Cincinnati (“FHLBC Advances”), the payable on unsettled buys less the financing on unsettled sells, and the consolidated tranche issued by the consolidated VIE which is classified as “Securitized debt” on our consolidated balance sheet. Leverage excludes repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “at risk” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). These calculations divide leverage by our GAAP stockholders equity. As of December 31, 2015 our non-GAAP “at-risk”, non-GAAP and GAAP debt-to-equity leverage ratios were 3.53 to 1, 3.42 to 1, and 3.39 to 1, respectively, which reflect our current mix of Agency RMBS and credit portfolio. As of December 31, 2014 our non-GAAP “at risk”, non-GAAP and GAAP debt-to-equity leverage ratios were 4.17 to 1, 3.85 to 1, and 3.66 to 1. For a tabular representation of the above, refer to the “Financing activities” section of Item 7.

We currently finance our investments primarily through short-term borrowings structured as repurchase agreements and through FHLBC Advances. As of December 31, 2015 and December 31, 2014, we either directly or through our equity method investments in affiliates, had entered into master repurchase agreements, (“MRAs”), or loan agreements with 38 and 35 counterparties, respectively, under which we had borrowed an aggregate $2.5 billion and $2.8 billion, respectively, on a non-GAAP basis from 21 and 24 counterparties, respectively. As of December 31, 2015, the borrowings under our financing arrangements had maturities between January 4, 2016 and September 17, 2019, and as of December 31, 2014, the borrowings under repurchase agreements had maturities between January 2, 2015 and September 17, 2019.

In July 2015, our captive insurance subsidiary, MITT Insurance, was granted membership in the FHLBC and commenced obtaining advances from the FHLBC. Membership in the FHLBC permits MITT Insurance to access a variety of products and services offered by the FHLBC, including low-cost financing to finance our Agency RMBS, and obligates MITT Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. As with our repurchase agreement borrowings, if the value of any assets pledged to the FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral to the amount of advances outstanding. As a result of the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2016. The Final Rule also prevented MITT Insurance from taking any new advances or extending and existing advances from the FHLBC.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative instruments including Agency interest-only securities and long or short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2015, we had entered into $1.0 billion notional of interest rate swaps that have variable maturities between October 30, 2017 and June 5, 2025, and $226.0 million notional of long positions in U.S. Treasury securities that have variable maturities between September 15, 2018 and September 30, 2022. As of December 31, 2014 we had entered into $1.4 billion notional of interest rate swaps that have variable maturities between May 27, 2017 and March 5, 2024. We had no positions in U.S. Treasury securities on December 31, 2014.

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

The components of our risk management strategy are:

•	Disciplined adherence to risk-adjusted return. Our Manager deploys capital only when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.

•	Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities (prime conforming, jumbo, Alt-A, and subprime) and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our mortgage portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified mortgage portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns more resistant to changes in the interest rate and consumer credit environment.

•	Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.

•	Active hedging and rebalancing of portfolio. Our Manager periodically evaluates our portfolio against preestablished risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate and/or credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio on the other end of the risk spectrum.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to preserve our ability to extend risk taking capacity during periods of changing market fundamentals.

Our investments

Our target asset classes

As of December 31, 2015, the fair value of our investment portfolio on a non-GAAP basis, inclusive of TBAs comprised 44.2% of Agency RMBS, 42.9% of Non-Agency RMBS, 1.9% of ABS, 6.4% of CMBS, 2.2% residential mortgage loans, 2.4% commercial loans and 0.0% excess mortgage servicing rights. We have the discretion to invest in these and other target assets (as described below).

Our target asset classes and the principal investments in which we invest are as follows:

Asset Class	Principal Investments
Agency RMBS	• RMBS for which a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities they issue.

Non-Agency RMBS	• Fixed- and floating-rate residential Non-Agency RMBS, including investment grade and non-investment grade classes. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

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

•         Interests in certain types of real estate.

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

Distribution policy

The following tables detail our common stock dividends during the years ended December 31, 2015, 2014 and 2013:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

We intend to continue to make regular quarterly distributions to holders of our common stock. We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. Distributions to our stockholders are generally taxable to our stockholders as ordinary income, although a portion of our distributions may be designated by us as capital gain or qualified dividend income or may constitute a return of capital. For the years ended December 31, 2015 and December 31, 2014, we elected to satisfy the REIT distribution requirements in part with a dividend paid in 2016 and 2015, respectively. In conjunction with this, we accrued an excise tax of $1.7 million and $1.7 million in 2015 and 2014, respectively, which is included in the “Taxes payable” line item on the consolidated balance sheet in Item 8.

The following tables detail our preferred stock dividends during the years ended December 31, 2015, 2014 and 2013:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon investment professionals provides competitive advantages to us. Angelo, Gordon has over 140 investment professionals across its lines of investment disciplines. Of those, over 80 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate, private equity real estate, real estate debt and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team is led by Jonathan Lieberman and has over 20 investment professionals, including portfolio managers, traders, analysts, and statisticians. The senior investment professionals have broad experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. The RMBS team has oversight from Michael Gordon, David Roberts and Jonathan Lieberman who have an average of over 35 years of investment experience. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

 Breadth of Angelo, Gordon’s experience

Although our core investment strategy is focused on RMBS, Angelo, Gordon’s expertise in related investment disciplines such as residential and consumer debt, commercial real estate debt, commercial real estate, net lease real estate, distressed credit, leveraged loans and private equity provides our Manager with both (i) valuable investment insights to our RMBS investment selection and strategy and (ii) flexibility to opportunistically invest in target assets other than RMBS as market conditions warrant. As market conditions change and new opportunities are created that are consistent with our strategy and are structurally appropriate for us, we believe Angelo, Gordon’s extensive experience can assist our Manager in moving quickly to take advantage of those opportunities on our behalf.

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

Access to Angelo, Gordon’s well developed infrastructure and asset management systems

Angelo, Gordon has invested and continues to invest in the technology, analytics and systems that we believe are required to effectively and comprehensively evaluate potential investments. Our Manager’s investment team and Angelo, Gordon’s technology group has developed proprietary databases, portfolio systems and quantitative models to enhance valuation analytics (pipeline modeling, roll rates and severity of loss, amongst others). Our Manager’s investment team has developed proprietary prepayment, default, delinquency roll rate and loss severity models to analyze current mark-to-market home values on a loan-by-loan basis using borrower monthly performance statistics, credit characteristics and home price appreciation (or depreciation) by metropolitan statistical area for most of the residential market.

Access to Angelo, Gordon’s accounting, tax and internal risk control management systems

Our Manager utilizes Angelo, Gordon’s well developed accounting, tax and internal control departments, comprising over 50 certified public accountants. Additionally, our Manager has access to Angelo, Gordon’s technology, client service, disaster recovery and operational infrastructure to support our operations. We believe that Angelo, Gordon has a strong reputation for risk management and compliance.

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

As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and our ability to pay distributions, if any, to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, any income earned by a domestic taxable REIT subsidiary, or TRS, will be subject to corporate income taxation.

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

The operations of many of our wholly-owned or majority-owned subsidiaries’ are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute “investment securities” for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to ensure compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

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

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market conditions.” In addition, there are numerous REITs and specialty finance companies with similar asset acquisition objectives. These other REITs and specialty finance companies increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

Staffing

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo, Gordon or its affiliates. We have no employees. Angelo, Gordon has over 370 employees.

Available Information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com. We make available free of charge on, or through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. Risk Factors

If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and stockholders may lose some or all of their investment.

Risks related to our investments

The residential mortgage loans that we acquire, the mortgages underlying the RMBS that we acquire, the commercial mortgage loans we acquire, the commercial mortgage loans underlying the CMBS that we acquire and the assets underlying the ABS that we acquire are all subject to defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and premium, any of which could result in losses to us.

In the event of any default under a mortgage loan held directly by us or through a Non-Agency securitization structure we invest in, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our investments in residential mortgage loans and Non-Agency RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

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

CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS that we invest in are subject to all of the risks of the respective underlying commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful business operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired and duration may be extended. Net operating income of an income-producing property can be affected by a number of factors that include:

•	overall macroeconomic conditions in the area in which the properties underlying the mortgages are located;
•	tenant mix and the success of tenant businesses;
•	property location, condition and management decisions;
•	competition from comparable types of properties; and
•	changes in laws that increase operating expenses or limit rents that may be charged.

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

Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, losses may tend to be higher than originally anticipated. Higher losses may also be caused by less competent dispositions of real estate owned (“REO”) properties. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of residential mortgage loans and RMBS. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time, and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase, which may have an adverse effect on the RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance, and may adversely affect their ability to perform their servicing obligations.

We have engaged, and we depend upon, third-party mortgage servicers to service the pools of residential mortgage loans that we acquire. We also depend upon the mortgage servicers that have been hired by issuers to service the mortgages underlying the RMBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.

Federal legislation has also been proposed which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in servicers being held responsible for violations in the residential loan origination process. Certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modification of our outstanding mortgages, or interests in mortgages acquired by us, may adversely affect the value of, and the returns on, such residential loans. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

We hold mezzanine loans which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or any of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Because we acquire mainly fixed-rate securities, an increase in interest rates may adversely affect our book value.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected. Additionally, in periods of rising interest rates, our Agency RMBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages more slowly than anticipated. This could cause the prices of our Agency RMBS to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our Agency RMBS which could negatively affect our book value.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income, book value and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income.

Although interest rates from the beginning to end of 2015 did not change significantly, prices of Agency RMBS declined due to marginally higher rates in the treasury benchmark 5-year to 7-year part of the curve as well as reduced payups for specified collateral over TBA. This drop in price was not offset in whole by our swap rate hedges largely due to a dislocation in the historical relationship between USD LIBOR swap rates and benchmark treasury rates. From December 31, 2014 to December 31, 2015, the yield on 5-year Treasury Securities (“U.S. Treasuries”) increased 11 basis points (“bps”) to 1.76% and the yield on 10-year U.S. Treasuries increased 10 bps to 2.27%. From December 31, 2014 to December 31, 2015, 5-year USD LIBOR swap rates decreased 3 bps to 1.74% and 7-year USD LIBOR swap rates decreased 9 bps to 1.95%. In a remarkable development by historical standards swap spreads (defined as the yield of USD LIBOR swaps minus the yield on equivalent maturity U.S. Treasury securities) from four years and out turned negative during the third and fourth quarters of 2015 and have generally remained so since. This caused many interest rate hedging instruments such as interest rate swaps, which we use to hedge our Agency RMBS, to underperform relative to Agency RMBS. As a result, our Agency RMBS portfolio did not increase in market value by an amount sufficient to offset the decrease in value of our interest rate swaps, which negatively affected our book value. We believe many factors contributed to this swap spread inversion, including the ongoing intensification of the regulatory environment on bank and dealer balance sheets, higher corporate bond issuances and associated hedging activity, and ongoing liquidations of U.S. Treasuries by foreign central banks and large sovereign wealth funds. This breakdown in the traditional swap spread relationship has made hedging our portfolio with USD LIBOR swaps much less effective and has contributed to ongoing uncertainty about our hedge ratio and the associated directions on our Agency assets.

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

The value of our investment portfolio may be affected by prepayment rates on mortgage loans. Many loans do not contain any restrictions on borrowers’ abilities to prepay their residential mortgage loans and therefore the expected weighted average life of Agency RMBS and MSRs are generally much shorter than would be implied by their stated contractual maturities. Interest only Agency RMBS only entitle the holder to interest payments made on the underlying mortgage loans. Therefore, the yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages.

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

We expect generally that certain of the securities we purchase will be in connection with privately-negotiated transactions that will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Generally, we will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act of 1933, as amended, or the Securities Act, if the obligors agree to do so, or will be able to sell the securities only under Rule 144 or other rules under the Securities Act which permit only limited sales under specified conditions. Moreover, turbulent market conditions could significantly and negatively impact the liquidity of our assets. The illiquidity of such investments may make it difficult for us to sell if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value maintained for it in our records.

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

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

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

Our investments in residential and commercial loans are difficult to value and are dependent upon the ability to finance, refinance and securitize such investments. The inability to do so could materially and adversely affect our liquidity and earnings and limit the cash available for distribution to our stockholders.

Our investments include investments in RPLs and NPLs. RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Investments in NPLs and sub-performing loans may involve workout negotiations, restructuring and the possibility of foreclosure. These processes may be lengthy and expensive. If loans become real estate owned, or REO, servicing companies will have to manage these properties and may not be able to sell them. See the “Our ability to sell REO on terms acceptable to us or at all may be limited” risk factor.

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

Subject to market conditions and availability, we may further increase our debt in the future. We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. Although we are not required to maintain any particular leverage ratio, the amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with any of the other covenants contained, which will likely result in (i) an acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing agreements, even if we are current in payments on borrowings under those agreements and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•	our debt increases our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investments, stockholder distributions or other purposes; and
•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Interest rate fluctuations could significantly decrease our results of operations, cash flows and the market value of our investments.

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

Most of our financing costs are determined by reference to floating rates, such as a LIBOR or a Treasury index, plus a margin, the amount of which will depend on a number of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense. Additionally, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income. Additionally, interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Our operating results depend, in large part, on differences between the income earned on our investments, net of credit losses, and our financing and hedging costs. We anticipate that, in most cases, for any period during which our investments are not financed with borrowings of equal duration, the income earned on such investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

We depend, and may in the future depend, on repurchase agreement or FHLBC Advance financing to acquire target assets, and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

We use repurchase agreement and FHLBC Advance financing (“financing arrangements”) as a strategy to increase the return on our assets. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make financing arrangements available to us at acceptable rates;
•	certain of our lenders exit the repurchase market;
•	our membership in the FHLB of Cincinnati is terminated; (see following risk factor for more details)
•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or
•	we determine that the leverage would expose us to excessive risk.

Our ability to fund our purchases of target assets may be impacted by our ability to secure financing arrangements on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because financing arrangements represent commitments of capital, lenders may respond to market conditions by making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing.

If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. Furthermore, if many of our lenders or potential lenders are unwilling or unable to provide us with financing arrangements, we could be forced to sell our target assets at an inopportune time when prices are depressed.

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

Moreover, the amount of financing we receive, or may in the future receive, under our financing arrangements is directly related to the lenders’ valuations of the target assets that secure the outstanding borrowings. If the valuation of our target assets decreases, we may be unable to access or maintain financing for our target assets, which could have a material adverse effect on our results of operations, financial condition, business and liquidity.

As a result of the membership of our captive insurance company in the FHLB of Cincinnati being terminated, we may be unable to obtain sufficient financing on favorable terms or at all to repay or replace our outstanding advances from the FHLB of Cincinnati upon any required liquidation, which could adversely affect our liquidity and/or cause us to sell our assets under adverse market conditions and possibly incur substantial losses.

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, expressly excludes captive insurance companies, such as MITT Insurance, from being eligible for membership in the FHLB. Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. The Final Rule also requires that the FHLB cannot make any new advances or extend any existing advances to MITT Insurance. In addition, upon the termination of membership, the FHLB must liquidate all outstanding advances to MITT Insurance, settle all other business transactions, and repurchase or redeem all FHLB stock held by MITT Insurance in accordance with the Final Rule.

The adopting release for the Final Rule expressly invited Congress to address the treatment of captive insurance companies excluded from FHLB membership by the Final Rule (“Excluded Captives”) with respect to membership in the FHLB. In October 2015, Reps. Blaine Luetkemeyer (R-Mo.), Denny Heck (D-Wash.), Patrick McHenry (R-N.C.) and John Carney (D-Del.) introduced H.R. 3808, a bill that would have preemptively prevented the FHFA from adopting the Final Rule. There can be no way of predicting if any subsequent legislation addressing the status of Excluded Captives with respect to the FHLB will be proposed in either house of Congress, the likelihood of passage of any such legislation, and the ultimate effects, if any, on the availability of short-term, low-cost funding provided by the FHLBs to Excluded Captives subsequent to the enactment of any such legislation.

The Final Rule will require us to promptly repay our FHLBC Advances. There can be no assurance that we will be able to obtain sufficient financing on favorable terms or at all to repay or replace our outstanding FHLBC Advances upon any such unwinding, which could adversely affect our liquidity and/or force us to sell our assets under adverse market conditions and incur substantial losses. Certain of our competitors with captive insurance company members of a Federal Home Loan Bank are also required to replace their advances, which would create greater demand for replacement financing for said assets and which may increase financing costs at a time when funding collateral is becoming more expensive under regulatory rules. Additionally, we are now at a competitive disadvantage vis-à-vis our competitors with captive insurance company members of a Federal Home Loan Bank which became members prior to the publication of the Proposed Rule and therefore have and will continue to have access to lower cost long-term funding with which to acquire their target assets.

Forced sales of assets by one or more of our largest competitors could destabilize the financial markets that provide our financing.

When we fund our purchases of target assets, we aim to secure sufficient financing on terms that are acceptable to us. The terms of the financings we receive are influenced by the demand for similar funding by our competitors, including other REITs, specialty finance companies and other financial entities. Many of our competitors are significantly larger than us, have greater financial resources and significantly larger balance sheets than we do. Any sizable interest rate shocks or disruptions in secondary mortgage markets resulting in the failure of one or more of our largest competitors could pose a significant risk to the U.S. economy, and would be expected to have a material adverse effect on our ability to access or maintain short-term financing for our target assets.

In October 2013 the International Monetary Fund issued its Global Financial Stability Report which states that a major interest rate shock could lead to forced asset sales by mortgage REITs. Such forced asset sales could adversely affect the market value and funding costs of our assets. The report suggested that, if warranted, government authorities could consider designating the largest mortgage REITs as systemically important non-bank financial entities. To date, the U.S. Financial Stability Oversight Council, the board of regulators established after the 2008 financial crisis, has not taken action to label any of the largest mortgage REITs as systemically important.

Our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.

As of December 31, 2015 and December 31, 2014, we, either directly or through our equity method investments in affiliates, have entered into MRAs or loan agreements, with 38 and 35 counterparties, respectively, under which we had borrowed an aggregate $2.5 billion and $2.8 billion, respectively, from 21 and 24 counterparties, respectively, on a non-GAAP basis. As of December 31, 2015, the borrowings under these financing arrangements had maturities between January 4, 2016 and September 17, 2019, and as of December 31, 2014, the borrowings under repurchase agreements had maturities between January 2, 2015 and September 17, 2019. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase or loan agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.

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

Counterparties may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate materially.

Warehouse facilities and other forms of short-term financings may not always be available to finance our acquisition of residential and commercial loans.

Our ability to fund our acquisitions of residential and commercial loans depends on our securing warehouse, repurchase, and other forms of short-term financing on acceptable terms. We generally intend to repay the short-term financing of a pool of loans under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of the loans, through the proceeds of other short-term borrowings, or with other equity or longer-term debt financing. In addition, while a loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional loans, in an amount at least equal to the decline in value.

We cannot assure you that we will be successful in establishing sufficient sources of warehouse, repurchase facilities and other short-term debt when needed. Our inability to access warehouse and repurchase facilities, credit facilities, or other forms of debt financing on acceptable terms may inhibit our ability to acquire residential and commercial loans, which could have a material adverse effect on our financial results, financial condition, and business.

If a counterparty to our repurchase transaction or FHLBC Advance defaults on its obligation to resell or return the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement or FHLBC Advance, we will lose money on such financing arrangement.

When we engage in financing arrangements, we generally sell securities to lenders (i.e., repurchase agreement counterparties) or deliver securities to the FHLBC and receive cash from the lenders. The lenders are obligated to resell or return the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell or return the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2015, we had greater than 5% stockholders’ equity at risk on a non-GAAP basis with each of 4 repurchase agreement counterparties: Wells Fargo Bank, N.A., JP Morgan Securities, LLC, Credit Suisse Securities, LLC, and RBC (Barbados) Trading Corporation.

We will also lose money on financing arrangements if the value of the underlying securities has declined as of the end of the transaction term, as we will have to repurchase or reclaim the securities for their initial value but will receive securities worth less than that amount. Further, if we default on one of our obligations under a financing arrangement, the lender will be able to terminate the transaction and cease entering into any other financing arrangements with us. If a default occurs under any of our financing arrangements and the lenders terminate one or more of our financing arrangements, we may need to enter into replacement financing arrangements with different lenders. There can be no assurance that we will be successful in entering into such replacement financing arrangements on the same terms as the financing arrangements that were terminated or at all. Any losses we incur on our financing arrangements could adversely affect our earnings and thus our cash available for distribution to our stockholders.

Our rights under our repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the financing arrangements, which may allow our lenders to repudiate our financing arrangements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the pledged collateral without delay, exacerbating our legal title and the right to proceeds. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as that of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreements or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

Pursuant to the terms of borrowings under our financing arrangements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under our financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as periods of increased interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.

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

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner which may negatively affect our earnings and book value.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency RMBS for settlement in the current month.  Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

Risks related to U.S. government programs

The Federal Reserve’s recent increase of the federal funds rate could impact the market for and the value of the Agency RMBS in which we invest as well as our net asset value, net interest margin, net income and book value.

On December 16, 2015, the Federal Reserve announced its decision to raise the target range of the federal funds rate by 25 basis points, from 0% to 0.25%, to 0.25% to 0.50%. The FOMC stated that the process of normalizing interest rates is likely to proceed gradually and future policy actions depend on how the economy evolves relative to the FOMC’s objectives of maximum employment and 2% inflation. A large portion of our portfolio is comprised of Agency RMBS and as a result, our net asset value, net interest margin, net income and book value could be negatively affected by additional increases in the federal funds rate.

Adoption of the Basel III standards could negatively affect our access to future financings.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, (the “Basel Committee”) an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. U.S. regulators have elected to implement substantially all of the Basel III standards, which plan to be fully phased in by January 1, 2019. One of these new standards involves implementing a supplemental leverage ratio (“SLR”) and a liquidity coverage ratio (“LCR”).

The SLR applies to U.S. bank holding companies with $700 billion or more in consolidated assets, or over $10 trillion in assets under custody, and their bank subsidiaries. The SLR requires that a covered institution maintain a regulatory leverage buffer of 2% above the minimum leverage ratio that is otherwise required (3%), for a total of 5%, and covered bank subsidiaries must maintain a 6% leverage ratio to be considered well-capitalized. The LCR applies to all banking organizations with $250 billion or more in total consolidated assets, or $10 billion or more in foreign exposure on the organization’s balance sheet, and a less stringent LCR applies to a banking organization with $50 billion or more in consolidated assets that does not meet the other tests. The LCR creates a minimum liquidity standard that requires a banking organization to hold high quality, liquid assets that would meet net cash outflows during a 30-day stress period. The SLR will be effective on January 1, 2018 and the LCR will be effective on January 1, 2017. Implementation of these ratios may increase the financing costs of highly liquid assets, which may negatively impact our net interest margin and book value.

The Basel III standards will require certain banks to (i) hold more capital, predominantly in the form of common equity, than under the current capital framework, (ii) maintain specific leverage and liquidity ratios, (iii) decrease their reliance on short term, unstable financing and obtain and rely on funding sources that are stable and longer term in nature, (iv) calculate capital requirements using standardized models rather than the banks’ own internal models, (v) limit internal transfers between trading books and banking books, limiting the amount of capital that banks have available for deployment, and (vi) provide additional reporting regarding risk monitoring, among others. The adoption of these standards could impact the leverage and funding profiles of large financial institutions and their affiliates, including many broker-dealers and other subsidiaries that are affiliated with large banking organizations and from which we obtain financing, and may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained. If the adoption of these standards causes the availability of financing to decline, we may have fewer financing options in the future which could lead to lower profitability and could adversely affect our financial condition, net interest margin and book value.

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

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact our liquidity, financing rates, net income, and book value.

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

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the continued backing of Fannie Mae and Freddie Mac by the U.S. Treasury and, any additional credit support it may provide in the future to the GSEs could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS portfolio and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

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

As conservator of Fannie Mae and Freddie Mac, the FHFA may disaffirm or repudiate (subject to certain limitations for qualified financial contracts) contracts that Freddie Mac or Fannie Mae entered into prior to the FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The Housing and Economic Recovery Act of 2008, or HERA, requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA’s appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by the FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. The FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If the FHFA were to transfer Freddie Mac or Fannie Mae’s guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party. If the new party does not guarantee these Agency RMBS, we are subject to credit loss on the Agency RMBS which could negatively affect liquidity, net income and book value.

Mortgage loan modification and refinancing programs may adversely affect the value of, and our returns on, mortgage-backed securities and residential mortgage loans.

The U.S. government, through the Federal Reserve, the FHA, the FHFA and the FDIC, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. Similar modification programs are also offered by several large non-GSE financial institutions.

HAMP, HARP and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Non-Agency RMBS and residential mortgage loan yields and cash flows could particularly be negatively impacted by a significant number of loan modifications with respect to a given security or residential mortgage loan pool, including, but not limited to, those related to principal forgiveness and coupon reduction. These loan modification, loss mitigation and refinance programs may adversely affect the value of, and the returns on, mortgage-backed securities and residential mortgage loans that we own or may purchase.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's and Freddie Mac's existing infrastructures in order to align the standards and practices of the two entities.

On May 13, 2014, the FHFA released its updated 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, which should refine and improve servicing initiatives for distressed borrowers (ii) reduce taxpayer risk by expanding the credit risk transfer transactions which would increase the participation of private capital in assuming credit risk associated with the secondary mortgage market, and (iii) build a new single-family securitization infrastructure for use by the GSEs and adaptable for use by other participants in the secondary market in the future. This would be done by replacing the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient securitization infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration, also known as the Common Securitization Platform (“CSP”).

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

The FHFA recognizes that there are a number of economic factors that could influence the agency’s success in achieving its goals, such as the fragility in domestic and global economies, uncertainty over the future of housing finance reform initiatives affecting the financial condition, performance, and future prospects of the GSEs. The FHFA plans to announce in 2016 the date on which Freddie Mac will begin using the CSP. In addition, as part of the 2016 Conservatorship Scorecards for Freddie Mac, Fannie Mae, Common Securitization Solutions (the joint venture owned by Fannie Mae and Freddie Mac that is developing the CSP), the FHFA may provide information on the timing of Fannie Mae and Freddie Mac’s use of the CSP to issue Single Securities (a single mortgage backed security issued by either Fannie Mae or Freddie Mac whose goal would be to improve overall liquidity of Fannie Mae and Freddie Mac securities). The FHFA also plans to continue discussions with stakeholders about the implementation of the CSP and about future plans for the evolution of the CSP. If such proposals are fully implemented, it is also unclear how closely what is implemented will resemble the proposals in the FHFA’s current strategic plan or what the effects of the implementation will be in terms of our stockholders’ equity, earnings or cash available for distribution to our stockholders.

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

Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income, book value and the market value of our net assets. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. We could realize losses if these investments were sold. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements and FHLBC Advances we enter into to finance the purchase of our investments.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets.

We may experience periods of illiquidity for our assets, which could adversely impact the value of our assets, our ability to finance our business or operate profitably.

Possible market developments, including continued adverse developments in financial and capital markets, could reduce the liquidity in the markets of the assets that we own. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, legal or contractual restrictions on resale or disruptions in the secondary markets. Such decreased liquidity can cause us to sell our assets at a price lower than we would normally sell them or cause us to hold our assets longer than we would normally hold them. In addition, such illiquidity could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time. We bear the risk of being unable to dispose of our interest-earning assets at advantageous times or in a timely manner, and if such assets experience periods of illiquidity, our profitability may be adversely affected and we could incur substantial losses.

Investment in new business strategies and acquisitions could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful.

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

We may also change our investment strategies and policies and target asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, our current assets or the investments contemplated in this report. A change in our investment strategies and policies and target asset classes may increase our exposure to interest rate risk, default risk and real estate market fluctuations, which could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

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

Although we are subject to Angelo, Gordon’s allocation policy, which specifically addresses some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise, or address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Our Manager may be precluded from transacting in particular investments in certain situations, including, but not limited to, situations where Angelo, Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo, Gordon or any of its affiliates possess material, non-public information. Consistent with Angelo, Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to apply regulatory requirements, client guidelines and/or contractual obligations. Angelo, Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo, Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo, Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo, Gordon change and develop over time, additional issues and considerations may affect Angelo, Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities.

Our Manager and Angelo, Gordon and their respective employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, Angelo, Gordon, either for its own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees may also invest in other entities managed by other managers which are eligible to purchase target assets. Angelo, Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). Angelo, Gordon and its affiliates may at certain times simultaneously seek to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another Angelo, Gordon client or affiliate is already invested or has co-invested. Such transactions may differentiate across Angelo, Gordon clients or affiliates.

We may enter into transactions to purchase or sell investments with entities or accounts managed by our Manager.

Our Manager may make, or may be required to make, investment decisions on our behalf where our trading counterparty is an entity affiliated with or an account managed by our Manager. Although we are subject to Angelo, Gordon’s cross trade policy, which specifically addresses the requirements of these types of trades, there is no assurance that this policy will ensure the most favorable outcome for us or will ensure that this policy will be adequate to address all of the conflicts that may arise. There is no assurance that the terms of such transactions would be as favorable to us as transacting in the open market with unaffiliated third parties. Furthermore, the cross trade policy may be amended by Angelo, Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by our Manager change over time, additional issues and considerations may affect the cross trade policy and our Manager’s expectations with respect to such transactions.

Our board of directors has approved very broad investment policies for our Manager and does not review or approve each investment decision made by our Manager.

Our Manager is authorized to follow very broad investment policies and, therefore, has great latitude in determining the types of assets that are proper investments for us, the allocations among asset classes and individual investment decisions. In the future, our Manager may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of directors periodically reviews our investment policies and our investment portfolio but does not review or approve each proposed investment by our Manager. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors.

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

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2015 no termination events had been experienced. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

We have engaged Red Creek Asset Management LLC (“Asset Manager”) for certain of our residential mortgage loans and Securitized Whole Loans, who is an affiliate of our Manager. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third parties.

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged the Asset Manager, a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. We will pay separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans, in each case, to the Asset Manager. The asset management agreement was negotiated between related parties and we did not have the benefit of arm’s-length negotiations as we normally would with unaffiliated third parties. As such, the terms may not be as favorable to us as they otherwise might have been.

Risks related to our organization and structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We conduct our operations so that we maintain an exemption from the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called “private investment company” exemptions).

We are not engaged, except to a minor extent, in actively investing, reinvesting or trading in securities. Rather, we are primarily engaged in the business of owning or holding the securities of our wholly-owned or majority-owned subsidiaries that are in real estate-related businesses. Therefore, we believe that we are not an investment company as defined in Section 3(a)(1)(A).

We also believe we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. The operations of many of our wholly-owned or majority-owned subsidiaries’ are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute “investment securities” for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to determine compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

As discussed, we generally conduct our wholly-owned or majority-owned subsidiaries’ operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts from the definition of “investment company” entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in “qualifying assets” and at least another 25% in additional qualifying assets or in “real estate-related” assets (with no more than 20% comprised of miscellaneous assets).

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the 1940 Act status of companies primarily owning real estate related assets, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

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

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions since we have a class of equity securities registered under the Exchange Act and at least three directors who are not officers or employees of the corporation and are not affiliated with any acquiring person. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions taken not in your best interest.

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

We have entered and may in the future enter into repurchase agreements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we are treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us and could result in greater risks associated with interest rate fluctuations or other changes than we would otherwise be able to mitigate.

Our ability to invest in and dispose of TBA securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We may utilize TBA dollar roll transactions as a means of investing and financing Agency RMBS. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

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

We have elected to treat one foreign entity as a TRS and we may elect to treat other foreign entities as TRSs in the future. We will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in any foreign TRS. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.

If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts that entity would have available to distribute to us and pay its creditors.

There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRS and certain other foreign entities we may form or acquire in the future will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that those entities would have available to distribute to us and to pay to their creditors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212)-692-2000.

Item 3. Legal Proceedings

We are at times subject to various legal proceedings arising in the ordinary course of business. As of the date of this report, we are not party to any litigation or legal proceedings, or to our knowledge, any threatened litigation or legal proceedings, which we believe, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine safety disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of February 17, 2016, there were 28,288,534 shares of common stock outstanding and approximately 47 registered holders of our common stock. The 47 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2015	High	Low
First Quarter	$19.25	$18.21
Second Quarter	19.52	17.24
Third Quarter	18.45	15.07
Fourth Quarter	16.17	12.58

2014	High	Low
First Quarter	$18.56	$15.70
Second Quarter	19.51	17.47
Third Quarter	20.00	17.80
Fourth Quarter	19.94	17.84

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to maintain our qualification as a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, Maryland law and such other factors as our board of directors may deem relevant from time to time.

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

The following table presents certain information about our equity incentive plans as of December 31, 2015:

Number of Securities Remaining
	Number of Securities to	Weighted Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Warrants, and Rights	the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	142,226
Equity compensation plans not approved by stockholders	-	-	-
Total	-	$-	142,226

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from June 30, 2011 to the NYSE closing price per share on December 31, 2015 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends. Please note that historical prices are not necessarily indicative of future price performance.

Source: Bloomberg.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2015, our board of directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $25.0 million of our outstanding common stock. The Repurchase Program does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. The authorization does not obligate us to acquire any particular amount of common stock. We are incorporated in the State of Maryland and under the laws of that state, shares of our stock that are acquired by us constitute authorized but unissued shares. The cost of the acquisition of shares of our stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. As of December 31, 2015, we repurchased 126,715 shares of common stock at a total cost of approximately $1.7 million and at an average cost per share of $13.19. As of December 31, 2015, approximately $23.3 million of common stock remained authorized for future share repurchases under the Repurchase Program.

The following table presents a summary of our common stock repurchases under the Repurchase Program for the year ended December 31, 2015.

				Maximum Number (or
			Total Number of Shares	approximate dollar value) of
	Total Number of	Weighted Avesrage	Purchased as Part of Publicly	Shares that May Yet be Purchased
Month Purchased (1)	Shares Repurchased	Price per Share Paid (2)	Announced Program	Under the Program (3)
December 2015	126,715	$13.19	126,715	$23,328,521
Total	126,715	$13.19	126,715	$23,328,521

(1) Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.

(2) Includes brokerage commissions and clearing fees

(3) The maxmium dollar amount auhorized was $25.0 million.

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

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$1,201,441,652	$1,808,314,746	$2,423,002,768	$3,785,867,151	$1,263,214,099
Non-Agency	1,229,811,018	1,140,077,928	844,217,568	568,858,645	58,787,051
ABS	54,761,837	66,693,243	71,344,784	33,937,097	4,526,620
CMBS	148,948,690	100,520,652	93,251,470	148,365,887	13,537,851
Residential mortgage loans, at fair value	57,080,227	85,089,859	-	-	-
Commercial loans, at fair value	72,800,000	72,800,000	-	2,500,000	-
U.S. Treasury securities, at fair value	223,434,922	-	-	-	-
Investments in affiliates	43,040,191	20,345,131	16,411,314	-	-
Excess mortgage servicing rights, at fair value	425,311	628,367	-	-	-
Cash and cash equivalents	46,253,291	64,363,514	86,190,011	149,594,782	35,851,249
Receivable on unsettled trades	-	-	-	96,310,999	-
Derivative assets, at fair value	1,755,467	11,382,622	55,060,075	-	1,428,595
Total assets	3,164,076,232	3,458,405,131	3,684,706,374	4,855,268,512	1,394,205,951
Repurchase agreements	2,034,963,460	2,644,955,948	2,891,634,416	3,911,419,818	1,150,149,407
FHLBC Advances	396,894,000	-	-	-	-
Securitized debt	30,046,861	39,777,914	-	-	-
Payable on unsettled trades	1,198,587	-	-	84,658,035	18,759,200
Derivative liabilities, at fair value	6,863,770	8,608,209	2,206,289	36,375,947	9,569,643
Dividend payable	13,496,139	17,031,609	17,020,893	18,540,667	7,011,171
Stockholders’ equity	666,944,713	732,675,143	704,430,734	794,621,781	206,283,920

					Period from
	Year Ended	Year Ended	Year Ended	Year Ended	March 7, 2011 to
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Statement of Operations Data:

Net Interest Income
Interest income	$141,273,414	$141,573,188	$151,000,673	$96,376,692	$18,748,669
Interest expense	31,230,369	26,497,398	25,553,273	15,010,444	1,696,344
	110,043,045	115,075,790	125,447,400	81,366,248	17,052,325

Other Income
Net realized gain/(loss)	(17,148,069)	3,637,954	(115,594,848)	24,568,561	3,701,392
Income/(loss) from linked transactions, net	-	12,503,516	5,610,609	24,983,333	(808,564)
Realized loss on periodic interest settlements of derivative instruments, net	(13,204,884)	(22,261,187)	(27,912,227)	(9,962,125)	(2,162,290)
Unrealized gain/(loss) on real estate securities and loans, net	(32,491,857)	72,480,056	(84,195,306)	52,071,455	11,040,692
Unrealized gain/(loss) on derivative and other instruments, net	(12,180,501)	(51,255,430)	89,112,320	(24,086,526)	(6,491,430)
	(75,025,311)	15,104,909	(132,979,452)	67,574,698	5,279,800

Expenses
Management fee to affiliate	9,971,287	10,089,239	10,688,725	6,413,443	1,512,898
Other operating expenses	12,356,644	11,874,427	10,844,988	5,443,059	1,566,642
Servicing fees	604,996	511,519	-	-	-
Equity based compensation to affiliate	164,487	291,131	251,447	400,200	176,165
Excise tax	1,500,000	1,783,539	1,483,630	1,748,327	105,724
	24,597,414	24,549,855	23,268,790	14,005,029	3,361,429

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	10,420,320	105,630,844	(30,800,842)	134,935,917	18,970,696
Income tax benefit/(expense)	-	79,914	(3,041,616)	-	-
Equity in earnings/(loss) from affiliates	3,398,217	3,684,810	2,263,822	-	-
Net Income/(Loss)	13,818,537	109,395,568	(31,578,636)	134,935,917	18,970,696

Dividends on preferred stock	13,469,416	13,469,416	13,469,416	4,137,010	-

Net Income/(Loss) Available to Common Stockholders	$349,121	$95,926,152	$(45,048,052)	$130,798,907	$18,970,696

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.01	$3.38	$(1.61)	$7.20	$3.20
Diluted	$0.01	$3.37	$(1.61)	$7.18	$3.20

Dividends Declared Per Share of Common Stock	$2.275	$2.40	$2.80	$2.97	$1.10

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

Overview

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

The majority of our portfolio is comprised of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (collectively, “GSEs”). We refer to these securities as Agency RMBS. Our Agency RMBS investments include mortgage pass-through securities, securities entitling the holder only to the interest payments made on the mortgages underlying certain MBS (“interest-only strips”), collateralized mortgage obligations (“CMOs”), and certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments may include investment grade and non-investment grade fixed- and floating-rate securities. We categorize our Non-Agency RMBS by credit score at origination into Prime, Alt-A and Subprime. Our RMBS Interest Only securities (Non-Agency RMBS backed by interest-only strips), CRTs (defined below), RPL/NPL MBS, (described below), and Securitized Whole Loans, (described below) represent our Non-Agency RMBS not categorized by credit score at origination.

Credit Risk Transfer securities (“CRTs”) are unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to decrease their exposure to mortgage default risk. The securities reference a pool of recently acquired single family mortgages from a specified time period. The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when credit events such as defaults, liquidations or delinquencies occur. The notes pay an uncapped floating rate spread over one-month LIBOR.

RPL/NPL MBS are mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche) to mitigate our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) that begin to take effect if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans are residential mortgage loans (generally RPLs or NPLs) in securitized form that we purchase from a related party or parties. The securitizations typically take the form of various classes of notes and a trust certificate. Securitized Whole Loans do not include RPLs or NPLs that we hold through interests in certain consolidated trusts.

We have also invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS. Our CMBS portfolio includes CMBS interest only securities (CMBS backed by interest-only strips) and Freddie Mac K-Series CMBS (described below).

Freddie Mac K-Series CMBS (“K-Series CMBS”) include CMBS, CMBS interest only and CMBS principal only securities which are regularly-issued structured pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest only bonds as well as unguaranteed mezzanine, subordinate and interest only bonds which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest only bonds. In Item 7, we have categorized Freddie Mac K-Series CMBS interest only bonds as part of our “CMBS Interest Only” assets.

We have also invested in residential and commercial mortgage loans, including RPLs and NPLs, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial mortgage loans are referred to as our “credit portfolio”, or credit investments, and residential and commercial mortgage loans are collectively referred to as loans. We use the term “credit securities” to refer to our credit portfolio excluding loans and MSRs. Additionally, we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio and our credit securities.

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, formed a mortgage banking platform called Arc Home LLC (“Arc Home”) to originate conforming, FHA, Jumbo and non-qualifying residential mortgage loans (“non-QM”). In January 2016, Arc Home entered into a definitive agreement to acquire a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”), and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 47 states. Arc Home is currently working to secure approval for the acquisition from the GSEs, FHA, VA, Ginnie Mae and various state licensing authorities, which is required prior to closing the transaction.

We conduct our operations to qualify and be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on our taxable income that we distribute currently to our stockholders as long as weSS maintain our intended qualification as a REIT. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the Constant Prepayment Rate, (“CPR”), on our RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can also be impacted by unanticipated credit events, such as defaults, liquidations, or delinquencies, experienced by borrowers whose mortgage loans are included in our RMBS.

Market conditions

Credit markets experienced a difficult fourth quarter, and it was a disappointing second half of the year for RMBS and ABS assets. Credit concerns, underperformance and lack of liquidity in other credit markets overwhelmed the mortgage and asset backed sectors. MBS and ABS credit spreads widened slightly during the quarter as fears of a global contagion from China’s economic slowdown accelerated, the price of oil continued to slide and a lack of liquidity spread across most capital markets. Primary issuance was anemic and many issuers were forced to postpone new deals until market demand improved. Agency MBS had a difficult fourth quarter versus swap hedges. Continuing the trend that began in the third quarter of 2015, interest rate swaps used for interest rate hedging by most mortgage and ABS investors outperformed both MBS and credit securities. As a result, the spread on MBS and ABS assets, relative to our interest rate swap hedges, widened during the quarter, driving a decline in book value. The driving forces behind swap spread outperformance of both benchmark treasuries and spread products continued to be corporate bond issuance, global cross border capital movements and related selling of US dollar denominated reserve assets to holders that are more likely to require bank balance sheet funding. Non-mortgage consumer credit experienced some divergence in performance between credit card delinquencies, which remained at historical lows, and defaults on auto, equipment and student loans, which increased modestly. Consumer mortgage credit continued its pattern of stable to modest improvement in borrower performance. Home prices also continued to modestly rise and inventory levels remain light to tight in many major markets. Consumer appetite for housing continued to remain stable with expanding mortgage credit availability taking hold in the markets.

Investment activities

For the period from our IPO to December 31, 2011, the risk-reward profile of investment opportunities supported the deployment of a majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio during this period.

In 2012, we accomplished our goal to begin increasing our exposure to credit investments and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. Throughout 2014, we reduced our hedging activity, rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit investments. In 2015, we continued to base our investment decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging. Our investment decisions supported the continued allocation into credit assets throughout 2015 and the mix of assets in our portfolio may accordingly shift over time. As of December 31, 2015, we had a portfolio that consisted of 44.2% of Agency RMBS inclusive of TBAs and 55.8% of credit investments inclusive of investments held within affiliated entities.

We currently finance our investments in real estate securities and loans primarily through short-term borrowings structured as repurchase agreements as well as loans from the FHLBC. The FHLBC provides us with short-term secured loans, called advances. We use Agency RMBS as collateral for our advances. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, synthetic IO Indexes, and certain non-derivative financial instruments such as Agency Interest-Only securities and U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing and hedging.

In July 2015, our captive insurance subsidiary, MITT Insurance, was granted membership in the FHLBC and commenced obtaining advances from the FHLBC. Membership in the FHLBC obligates MITT Insurance to hold FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtained from the FHLBC. As with our repurchase agreement borrowings, if the value of any assets pledged to the FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral to the amount of advances outstanding.

In January 2016, the FHFA issued the Final Ruling, which expressly excludes our captive insurance subsidiary from being eligible for membership in the FHLBC and prevents the FHLBC from making any new advances or extending any existing advances to MITT Insurance. Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. On December 31, 2015, we had $396.9 million of FHLBC Advances outstanding.

Throughout Item 7, where we disclose our investment portfolio and the related repurchase agreements and FHLBC Advances that finance it, we have presented this information inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method, TBAs, that are accounted for as derivatives under GAAP, long and short positions in U.S. treasury securities and transactions considered linked under previous GAAP where we recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. Our investment portfolio is presented along with a reconciliation to GAAP. The presentation inclusive of investments held within affiliated entities, TBAs and linked transactions is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of TBAs and investments held within affiliated entities to investments on a GAAP basis as of December 31, 2015:

			Unrealized Mark-to-		Weighted Average	Weighted	Weighted Average
Instrument	Current Face	Amortized Cost	Market	Fair Value	Coupon (1)	Average Yield (2)	Life (9) (2)
Agency RMBS:
30 Year Fixed Rate	$782,276,607	$817,182,510	$2,954,782	$820,137,292	3.76%	3.10%	8.58
Fixed Rate CMO	76,098,478	76,770,854	1,254,658	78,025,512	3.00%	2.81%	5.26
ARM	248,169,781	245,510,904	4,298,463	249,809,367	2.37%	2.84%	5.44
Inverse Interest Only	47,861,112	9,382,636	826,972	10,209,608	5.96%	9.30%	5.41
Interest Only	474,197,132	43,998,722	(738,849)	43,259,873	2.37%	7.15%	4.08
Fixed Rate 30 Year TBA	75,000,000	77,502,930	(141,600)	77,361,330	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (3) (4)	783,496,575	659,470,180	10,330,014	669,800,194	4.09%	5.58%	10.29
Alt A (3) (5)	258,855,964	221,414,910	2,043,783	223,458,693	3.98%	5.25%	9.43
Subprime (3) (6)	113,943,920	109,867,883	1,734,214	111,602,097	4.49%	5.32%	5.36
RMBS Interest Only	465,387,354	5,489,775	63,958	5,553,733	0.12%	11.05%	6.40
Credit Risk Transfer	36,993,762	36,916,025	39,725	36,955,750	5.75%	6.83%	8.17
RPL/NPL (7)	135,725,197	134,351,745	(698,090)	133,653,655	4.36%	5.03%	1.77
Securitized Whole Loans (8)	86,722,548	62,025,088	(1,557,289)	60,467,799	4.19%	7.60%	4.35
Residential Mortgage Loans	88,980,522	60,963,511	2,657,226	63,620,737	5.47%	8.71%	5.23
Excess Mortgage Servicing Rights	72,155,804	411,372	13,939	425,311	N/A	6.33%	1.61
Commercial Investments
CMBS	220,742,772	131,308,112	(545,260)	130,762,852	5.12%	6.26%	4.36
Freddie Mac K-Series CMBS	88,154,185	35,018,421	(390,121)	34,628,300	4.83%	12.88%	8.04
CMBS Interest Only	1,774,907,989	17,994,891	576,062	18,570,953	0.20%	7.33%	3.18
Commercial Loans	72,800,000	72,660,971	139,029	72,800,000	6.80%	8.30%	0.58
ABS	56,264,253	55,910,560	(1,148,723)	54,761,837	5.26%	5.62%	4.24
Total: Non-GAAP Basis	$5,958,733,955	$2,874,152,000	$21,712,893	$2,895,864,893	2.38%	4.86%	5.75

Investments in Affiliates	$750,815,986	$53,077,015	$157,813	$53,234,828	0.36%	11.32%	4.89

TBAs	$75,000,000	$77,502,930	$(141,600)	$77,361,330	3.50%	N/A	N/A

Total: GAAP Basis	$5,132,917,969	$2,743,572,055	$21,696,680	$2,765,268,735	2.64%	4.73%	5.88

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Fixed Rate 30 Year TBA are excluded from this calculation.

(3) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 674 and 599, respectively.

(4) Included in Prime is $169.5 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $108.3 million fair market value of Prime Jumbo securities. Prime Jumbo is defined as being all of the following: a prime security, an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(5) Included in Alt A is $65.9 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(6) Included in Subprime is $35.4 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(7) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(8) Whole loans purchased by a MITT related party in securitized form.

(9) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents a reconciliation of certain information related to investments inclusive of unlinked securities, TBAs and investments held within affiliated entities to investments on a GAAP basis as of December 31, 2014:

			Unrealized Mark-to-		Weighted Average	Weighted	Weighted Average
Instrument	Current Face	Amortized Cost	Market	Fair Value	Coupon (1)	Average Yield (2)	Life (Years) (2)(9)
Agency RMBS:
20 Year Fixed Rate	$125,538,084	$131,547,616	$2,195,254	$133,742,870	3.72%	2.79%	5.93
30 Year Fixed Rate	973,102,647	1,019,768,602	16,255,417	1,036,024,019	3.90%	3.15%	8.29
Fixed Rate CMO	88,345,864	89,226,858	1,548,517	90,775,375	3.00%	2.81%	5.86
ARM	421,043,957	420,155,852	7,381,515	427,537,367	2.42%	2.71%	5.42
Inverse Interest Only	359,129,451	65,628,075	3,359,820	68,987,895	6.16%	8.84%	4.30
Interest Only	395,775,789	51,012,794	234,426	51,247,220	3.02%	6.38%	4.64
Fixed Rate 30 Year TBA	225,000,000	235,240,234	1,480,471	236,720,705	3.72%	N/A	N/A
Credit Investments:
Residential Investments
Prime (3) (4)	714,256,334	593,517,111	12,796,485	606,313,596	4.50%	5.89%	6.37
Alt A (3) (5)	273,376,875	238,595,194	5,017,721	243,612,915	3.98%	5.49%	7.43
Subprime (3) (6)	85,373,582	80,683,905	3,043,202	83,727,107	3.97%	5.44%	6.59
Credit Risk Transfer	5,000,000	5,000,000	(53,705)	4,946,295	4.67%	6.70%	8.82
RPL/NPL (7)	190,872,760	188,830,099	246,785	189,076,884	4.21%	4.78%	2.31
Securitized Whole Loans (8)	170,389,872	138,261,702	(987,048)	137,274,654	3.48%	5.98%	6.86
Residential Mortgage Loans	163,726,985	113,854,029	(357,289)	113,496,740	5.53%	9.38%	4.90
Excess Mortgage Servicing Rights	85,883,832	638,666	(10,299)	628,367	N/A	9.78%	2.01
Commercial Investments
CMBS	217,481,927	89,788,608	2,173,137	91,961,745	4.84%	6.90%	6.71
Freddie Mac K-Series CMBS	54,727,772	30,284,115	612,733	30,896,848	4.05%	10.00%	6.96
CMBS Interest Only	52,357,700	5,932,935	193,014	6,125,949	1.85%	5.73%	3.78
Commercial Loans	72,800,000	72,303,981	496,019	72,800,000	6.79%	8.55%	2.02
ABS	67,696,117	67,316,469	(623,226)	66,693,243	5.15%	5.55%	4.94
Total: Non-GAAP Basis	$4,741,879,548	$3,637,586,845	$55,002,949	$3,692,589,794	4.05%	4.67%	6.04

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investments in Affiliates	$81,027,296	$42,557,454	$(591,423)	$41,966,031	5.33%	12.13%	5.10

TBAs	$225,000,000	$235,240,234	$1,480,471	$236,720,705	3.72%	N/A	N/A

Total: GAAP Basis	$4,285,015,352	$3,222,227,364	$51,897,431	$3,274,124,795	4.07%	4.52%	6.08

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

(4) Included in Prime is $44.4 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $18.2 million fair market value of Prime Jumbo securities. Prime Jumbo is defined as being all of the following: a prime security, an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(5) Included in Alt A is $43.6 million fair market value of new issue securities. New issue is defined as being issued in 2011 or later.

(6) Included in Subprime is $17.0 million fair market value of new issue securities. New issue is defined as being issued in 2011 or later.

(7) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(8) Whole loans purchased by a MITT related party in securitized form.

(9) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of securities held within affiliated entities as of December 31, 2015. We have also presented a reconciliation to GAAP.

			Unrealized Mark-to-		Weighted Average	Weighted	Weighted Average
Credit Securities:	Current Face	Amortized Cost	Market	Fair Value	Coupon (1)	Average Yield	Life (2)
Pre 2005	$103,593,089	$99,567,269	$2,563,406	$102,130,675	3.33%	6.23%	4.81
2005	207,457,651	173,524,833	3,605,565	177,130,398	4.33%	5.57%	11.83
2006	392,439,663	258,661,802	3,403,637	262,065,439	4.20%	6.03%	8.76
2007	216,970,753	178,714,834	1,434,094	180,148,928	4.17%	5.76%	11.62
2008	16,424,000	13,499,033	429,317	13,928,350	7.00%	5.80%	9.90
2010	55,625,323	45,042,515	1,094,741	46,137,256	N/A	6.05%	7.83
2011	6,936,188	5,533,202	114,100	5,647,302	5.32%	6.69%	9.60
2012	81,928,364	21,147,817	202,330	21,350,147	2.39%	5.87%	3.58
2013	175,615,818	135,450,104	(406,855)	135,043,249	3.78%	4.78%	6.17
2014	1,284,072,165	219,023,610	(1,549,522)	217,474,088	0.83%	6.24%	2.54
2015	1,480,131,505	319,602,571	(442,540)	319,160,031	1.06%	5.93%	5.64
Total: Non-GAAP Basis	$4,021,194,519	$1,469,767,590	$10,448,273	$1,480,215,863	1.85%	5.85%	5.61

Investment in Affiliates	$740,670,238	$46,534,959	$159,359	$46,694,318	0.28%	11.32%	4.89

Total: GAAP Basis	$3,280,524,281	$1,423,232,631	$10,288,914	$1,433,521,545	2.18%	5.66%	5.77

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

			Unrealized Mark-to-		Weighted Average	Weighted	Weighted
Credit Securities:	Current Face	Amortized Cost	Market	Fair Value	Coupon (1)	Average Yield	Average Life (2)
Pre 2005	$103,050,984	$96,813,884	$4,187,922	$101,001,806	2.61%	6.88%	4.99
2005	284,956,977	245,531,488	5,434,069	250,965,557	4.29%	5.48%	7.07
2006	445,802,798	270,820,928	5,767,441	276,588,369	3.32%	6.01%	7.21
2007	259,080,302	212,238,573	6,390,896	218,629,469	4.20%	6.08%	4.83
2008	16,424,000	13,410,657	543,436	13,954,093	7.00%	5.79%	11.46
2010	54,237,241	42,356,233	(1,318,323)	41,037,910	N/A	6.33%	8.73
2011	6,743,925	5,260,321	87,207	5,347,528	6.19%	6.45%	8.76
2012	72,730,989	25,524,080	436,009	25,960,089	3.05%	5.95%	4.27
2013	128,665,920	125,148,315	1,030,030	126,178,345	4.69%	4.82%	6.97
2014	459,839,803	401,105,659	(139,589)	400,966,070	4.11%	5.66%	4.90
Total: Non-GAAP Basis	$1,831,532,939	$1,438,210,138	$22,419,098	$1,460,629,236	4.21%	5.80%	6.10

Linked Transactions	$150,836,900	$137,561,793	$2,216,470	$139,778,263	3.69%	5.94%	5.12

Investment in Affiliates	$37,183,147	$13,051,736	$507,414	$13,559,150	4.23%	14.88%	7.79

Total: GAAP Basis	$1,643,512,892	$1,287,596,609	$19,695,214	$1,307,291,823	4.27%	5.69%	6.15

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2015 and December 31, 2014:

Credit Rating - Credit Securities	December 31, 2015 (1)	December 31, 2014 (1)
AAA	$112,107,249	$18,161,039
A	119,939,358	146,103,470
BBB	20,468,267	29,224,614
BB	43,576,568	43,781,140
B	110,878,213	89,762,889
Below B	527,154,975	633,638,302
Not Rated	546,091,233	499,957,782
Total: Non-GAAP Basis	$1,480,215,863	$1,460,629,236

Linked Transactions	$-	$139,778,263

Investment in Affiliates	$46,694,318	$13,559,150

Total: GAAP Basis	$1,433,521,545	$1,307,291,823

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

Our credit investments are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data which may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets. Therefore, potential future losses may also stem from investments that are not identified by our credit reviews.

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented in 2015.

	Three Months Ended (1) (2)
Agency RMBS	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
20 Year Fixed Rate	3%	11%	11%	11%
30 Year Fixed Rate	8%	8%	11%	5%
Fixed Rate CMO	7%	10%	8%	6%
ARM	12%	15%	13%	9%
Interest Only	12%	15%	13%	10%
Weighted Average	9%	10%	11%	7%

(1)	Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.
(2)	Source: Bloomberg

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

Real estate securities and loans in an unrealized loss position as of December 31, 2015 are not considered other than temporarily impaired as we have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investments, and we are not required to sell for regulatory or other reasons. Any decline in fair value of these securities and loans is solely due to market conditions and not the quality of the assets. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity.

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through December 31, 2015, leverage has been in the form of repurchase agreements, securitized debt and FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involve loan advances made to us by the FHLBC in exchange for real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Our FHLBC Advances collateralized by Agency RMBS have lower effective “haircuts” than those required under the Company’s repurchase agreements. As of the FHFA’s Final Ruling, the FHLBC is prohibited from making any new advances or extending any existing advances to us.

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

On April 13, 2015, the Company, AG MIT, LLC and AG MIT CMO, LLC, two of our subsidiaries, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of December 31, 2015, we had $102.3 million of debt outstanding under this facility.

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), one of our subsidiaries, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At our request, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of December 31, 2015, we had $50.6 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), one of our subsidiaries, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to satisfaction of certain terms of the extensions. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety days and no fewer than thirty days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. Under the CREL Repurchase Agreement, Wells Fargo’s recourse against the Company and AG MIT, LLC in the event of a default is limited to $80 million.

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, delivered by the Company and AG MIT to Wells Fargo (the “Guarantee”), and the Fee and Pricing Letter, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, we were able to remove certain financial covenants on AG MIT CREL that limited the amount that could be borrowed under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the Repurchase Agreement totaled approximately $42.8 million. We record our financing at cost, which approximates its estimated fair value. As of December 31, 2015, we had $42.8 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities, to information on a GAAP basis as of December 31, 2015:

		Weighted Average	Weighted Average	Weighted
Repurchase Agreements Maturing Within:	Balance	Rate	Days to Maturity	Average Haircut
30 days or less	$1,052,983,000	1.43%	14	15.4%
31-60 days	245,124,000	1.23%	47	11.8%
61-90 days	76,739,000	1.98%	74	21.1%
Greater than 90 days	372,341,865	1.60%	380	9.8%
Total: Non-GAAP Basis	$1,747,187,865	1.46%	99	14.0%

Investments In Affiliates	$7,989,207	3.00%	314	28.7%

Total: GAAP Basis	$1,739,198,658	1.46%	98	13.9%

The following table presents a reconciliation of certain information related to repurchase agreements secured by real estate securities, inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

		Weighted Average	Weighted Average	Weighted
Repurchase Agreements Maturing Within:	Balance	Rate	Days to Maturity	Average Haircut
30 days or less	$2,067,279,000	0.80%	13	9.9%
31-60 days	229,635,000	1.13%	43	12.3%
61-90 days	58,366,000	1.34%	68	13.0%
Greater than 90 days	329,966,103	2.70%	609	28.5%
Total: Non-GAAP Basis	$2,685,246,103	1.07%	90	12.4%

Linked Transactions	$113,363,873	1.74%	20	18.2%

Total: GAAP Basis	$2,571,882,230	0.93%	58	11.5%

The following table presents certain information related to FHLBC Advances secured by Agency RMBS, as of December 31, 2015:

		Weighted Average	Weighted Average	Weighted
FHLBC Advances Maturing Within:	Balance	Rate	Days to Maturity	Average Haircut
30 days or less	$186,449,500	0.36%	10	0.2%
31-60 days	39,750,000	0.44%	54	2.7%
61-90 days	170,694,500	0.49%	66	0.3%
Greater than 90 days	-	-	-	-
Total / Weighted Average	$396,894,000	0.42%	39	0.5%

We did not have any FHLBC Advances as of December 31, 2014.

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2015:

				Weighted
		Weighted Average	Weighted Average	Average Days to	Weighted Average
Repurchase Agreements Maturing Within:	Balance	Rate	Funding Cost	Maturity	Haircut (1)
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	61,255,214	2.94%	3.15%	390	N/A
Total: Non-GAAP Basis	$61,255,214	2.94%	3.15%	390	N/A

Investment In Affiliates	$10,648,912	3.00%	3.00%	314	25.0%

Total: GAAP Basis	$50,606,302	2.93%	3.18%	406	N/A

(1) As of December 31, 2015, we had a total of $88.2 million of collateral pledged, comprised of $64.9 million of financial instruments and $23.3 million of cash from loan sales, which at December 31, 2015 was held by our broker. The Non-GAAP and GAAP haircut based on total collateral pledged is 30.1% and 31.1%, respectively, as of December 31, 2015.

The following table presents a reconciliation of certain information related to repurchase agreements secured by residential mortgage loans inclusive of repurchase agreements through affiliated entities to information on a GAAP basis as of December 31, 2014:

				Weighted
		Weighted Average	Weighted Average	Average Days to	Weighted Average
Repurchase Agreements Maturing Within:	Balance	Rate	Funding Cost	Maturity	Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	71,878,879	2.95%	3.06%	744	29.3%
Total: Non-GAAP Basis	$71,878,879	2.95%	3.06%	744	29.3%

Investments In Affiliates	$21,305,161	3.00%	3.00%	679	25.0%

Total: GAAP Basis	$50,573,718	2.93%	3.08%	771	31.1%

The following table presents certain information related to repurchase agreements secured by commercial loans as of December 31, 2015:

Weighted
		Weighted	Weighted Average	Average Days to	Weighted
Repurchase Agreements Maturing Within:	Balance	Average Rate	Funding Cost	Maturity	Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.67%	3.62%	1,356	31.8%
Total / Weighted Average	$42,796,000	2.67%	3.62%	1,356	31.8%

The following table presents certain information related to repurchase agreements secured by commercial loans as of December 31, 2014:

Weighted
		Weighted Average	Weighted Average	Average Days to	Weighted Average
Repurchase Agreements Maturing Within:	Balance	Rate	Funding Cost	Maturity	Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.83%	1,721	64.2%
Total / Weighted Average	$22,500,000	2.50%	2.83%	1,721	64.2%

The following table presents certain information related to repurchase agreements secured by interests in U.S. Treasury securities as of December 31, 2015:

		Weighted Average	Weighted Average	Weighted
Repurchase Agreements Maturing Within:	Balance	Rate	Days to Maturity	Average Haircut
Overnight	$202,362,500	0.42%	4	0.57%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$202,362,500	0.42%	4	0.57%

We did not hold any positions in U.S. Treasury securities on December 31, 2014.

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Our FHLBC Advances have lower effective “haircuts” than those required under the Company’s repurchase agreements. The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the years ended December 31, 2015 and 2014, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

In 2014, we entered into a resecuritization transaction that resulted in the us consolidating the Variable Interest Entity (“VIE”) created with the Special Purpose Entity (“SPE”) which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated by us and treated as a secured borrowing, based on consideration of our involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of each VIE. As of December 31, 2015 and December 31, 2014, the principal balance of the consolidated tranche was $30.4 million and $40.7 million, respectively. As of December 31, 2015, and December 31, 2014 the fair value of the consolidated tranche issued by the consolidated VIE was $30.0 million and $39.8 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt” line item on our consolidated balance sheet. The cost of financing on December 31, 2015 and December 31, 2014 on the consolidated tranche was 3.7% and 3.8%, respectively.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements and FHLBC Advances inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities with a reconciliation of all quarterly figures to GAAP.

	Quarter-End	Average Quarterly	Maximum Balance at
Quarter Ended	Balance	Balance	Any Month-End
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976

As of December 31, 2015, we financed the purchase of our investments with repurchase agreements and FHLBC Advances. Due to the Final Rule issued by the FHFA in January 2016, we will no longer continue to finance the purchase of our investments with FHLBC Advances. It can be reasonably expected that our repurchase agreement balance will increase if we raise equity capital and decrease upon reduction of the portfolio size through asset sales. In response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed-rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in repurchase agreement balance from the maximum balance at any month-end within both the second and third quarter of 2013. During the remainder of 2013 and throughout 2014 and 2015, we have gradually increased our investment allocation to credit investments. Our credit portfolio as a percentage of our total portfolio increased from 34.9% as of December 31, 2013 to 55.8% as of December 31, 2015. Due to their inherent risk of loss, credit investments have lower leverage ratios than Agency RMBS.

We define “Non-GAAP Leverage” as the sum of repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and those held through affiliated entities, FHLBC Advances, the payable on unsettled buys less the financing on unsettled sells, and the consolidated tranche issued by the consolidated VIE which is classified as “Securitized debt” on our consolidated balance sheet. Leverage excludes repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “at risk” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). These calculations divide leverage by our GAAP stockholders equity. The following tables present a reconciliation of our leverage ratio on a GAAP basis on December 31, 2015 and December 31, 2014 to both our non-GAAP leverage and our “at risk” leverage.

December 31, 2015	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$2,259,541,821	$666,944,713	3.39	x
Repurchase agreements through affiliated entities	18,638,119	-
Non-GAAP Leverage	$2,278,179,940	$666,944,713	3.42	x
Net TBA payable adjustment	77,502,930	-
Non-GAAP “At Risk” Leverage	$2,355,682,870	$666,944,713	3.53	x

December 31, 2014	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$2,684,733,862	$732,675,143	3.66	x
Repurchase agreements accounted for as linked transactions	113,363,873	-
Repurchase agreements through affiliated entities	21,305,161	-
Non-GAAP Leverage	$2,819,402,896	$732,675,143	3.85	x
Net TBA payable adjustment	235,240,234	-
Non-GAAP “At Risk” Leverage	$3,054,643,130	$732,675,143	4.17	x

We seek to transact with several different counterparties in order to reduce the exposure to any single counterparty. We have entered into financing arrangements, either directly or through equity method investments in affiliates with 38 and 35 counterparties, under which we had outstanding debt from 21 and 24 counterparties on December 31, 2015 and December 31, 2014, respectively, inclusive of repurchase agreements accounted for as linked transactions and repurchase agreements in affiliated entities, if any. We had outstanding debt with 21 and 22 counterparties on December 31, 2015 and December 31, 2014, respectively, on a GAAP basis.

On December 31, 2015, the following table reflects amounts at risk under its repurchase agreements greater than 5% of our equity with any counterparty, inclusive of repurchase agreements through affiliated entities greater than 5% of our equity with any counterparty.

		Weighted Average	Percentage of
Counterparty	Amount at Risk	Maturity (days)	Stockholders’ Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

On December 31, 2014, the following table reflects amounts at risk under its repurchase agreements, inclusive of repurchase agreements accounted for as linked transactions and through affiliated entities greater than 5% of our equity with any counterparty, with reconciliation to GAAP.

		Weighted Average	Percentage of
Counterparty	Amount at Risk	Maturity (days)	Stockholders’ Equity
Wells Fargo Bank, N.A - Non-GAAP	$92,478,572	509	13%
Non-GAAP Adjustments	-	-	-
Wells Fargo Bank, N.A - GAAP	$92,478,572	509	13%

Credit Suisse Securities, LLC - Non-GAAP	$88,273,237	114	12%
Non-GAAP Adjustments	(2,794,234)	3	-
Credit Suisse Securities, LLC - GAAP	$85,479,003	117	12%

JP Morgan Securities, LLC - Non-GAAP	$52,782,788	165	7%
Non-GAAP Adjustments	(1,280,157)	3	-
JP Morgan Securities, LLC - GAAP	$51,502,631	168	7%

Merrill Lynch, Pierce, Fenner & Smith Incorporated - Non-GAAP	$42,082,013	13	6%
Non-GAAP Adjustments	-	-	-
Merrill Lynch, Pierce, Fenner & Smith Incorporated - GAAP	$42,082,013	13	6%

Goldman, Sachs & Co. - Non-GAAP	$39,204,806	16	5%
Non-GAAP Adjustments	(7,126,596)	2	-1%
Goldman, Sachs & Co. - GAAP	$32,078,210	18	4%

Hedging activities

Interest rate swaps

To help mitigate exposure to higher short-term interest rates, we use currently-paying and may use forward-starting, one-and three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about our interest rate swaps as of December 31, 2015:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

The following table presents information about our interest rate swaps as of December 31, 2014:

		Weighted Average	Weighted Average	Weighted Average
Maturity	Notional Amount	Pay Rate	Receive Rate	Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

U.S. Treasury securities

We have purchased and sold short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.

As of December 31, 2015, we had a long position in U.S. Treasury securities with a fair value of $223.4 million and a notional amount of $226.0 million. Certain U.S. Treasury securities were financed with repurchase agreements with a fair value of $202.4 million and a repurchase rate of 0.42%. This liability is presented in the “Repurchase agreements” line item on the consolidated balance sheet. As of December 31, 2015, the U.S. Treasury securities had a weighted average maturity of 4.1 years. As of December 31, 2015, the repurchase agreements had a weighted average maturity of January 4, 2016. We had no long positions in U.S. Treasury securities as of December 31, 2014.

We may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements. We had no such transactions as of December 31, 2015 or December 31, 2014.

During the year ended December 31, 2015, we recorded unrealized losses of $2.6 million on long positions in U.S. Treasury securities. During the year ended December 31, 2015, we recorded net realized losses of $5.3 million, on long positions in U.S. Treasury securities. We did not have any activity on long positions in U.S. Treasury securities for the years ended December 31, 2014 or December 31, 2013.

During the years ended December 31, 2014, and December 31, 2013, we recorded $12,935 of unrealized losses and $12,935 of unrealized gains, respectively, on borrowed securities. We had no unrealized gains or losses on borrowed securities for the year ended December 31, 2015. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, we recorded realized losses of $3.0 million, $1.4 million and $24,359, respectively, on the borrowed securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations.

Results of operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Statement of Operations Data:
Net Interest Income
Interest income	$141,273,414	$141,573,188	$151,000,673
Interest expense	31,230,369	26,497,398	25,553,273
	110,043,045	115,075,790	125,447,400

Other Income
Net realized gain/(loss)	(17,148,069)	3,637,954	(115,594,848)
Income/(loss) from linked transactions, net	-	12,503,516	5,610,609
Realized loss on periodic interest settlements of derivative instruments, net	(13,204,884)	(22,261,187)	(27,912,227)
Unrealized gain/(loss) on real estate securities and loans, net	(32,491,857)	72,480,056	(84,195,306)
Unrealized gain/(loss) on derivative and other instruments, net	(12,180,501)	(51,255,430)	89,112,320
	(75,025,311)	15,104,909	(132,979,452)

Expenses
Management fee to affiliate	9,971,287	10,089,239	10,688,725
Other operating expenses	12,356,644	11,874,427	10,844,988
Servicing fees	604,996	511,519	-
Equity based compensation to affiliate	164,487	291,131	251,447
Excise tax	1,500,000	1,783,539	1,483,630
	24,597,414	24,549,855	23,268,790

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	10,420,320	105,630,844	(30,800,842)
Income tax benefit/(expense)	-	79,914	(3,041,616)
Equity in earnings/(loss) from affiliates	3,398,217	3,684,810	2,263,822
Net Income/(Loss)	13,818,537	109,395,568	(31,578,636)

Dividends on preferred stock	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$349,121	$95,926,152	$(45,048,052)

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.01	$3.38	$(1.61)
Diluted	$0.01	$3.37	$(1.61)

Changes in our results of operations are primarily caused by changes in prevailing market conditions as well as the size and composition of our portfolio and the amount of our borrowings and hedges.

Due to the market reaction to the announcement that tapering of QE3 could occur earlier than expected, 2013 represented a more challenging market environment than previous years. Benchmark Treasury interest rates moved sharply higher during the second quarter of 2013 in response to the prospects of the Federal Reserve slowing the growth of its balance sheet through reduced purchase of both U.S. Treasury securities and Agency MBS. Into this event many market participants had been long Agency MBS, trading alongside the largest marginal buyer of the product – the Federal Reserve. Markets were overwhelmed with the unwinding of this trade which resulted in Agency MBS selling off materially during the second half of the year. Our investment portfolio saw sizeable unrealized mark-to-market losses during the move as well as realized losses as we sold a material portion of our fixed-rate Agency RMBS portfolio, and rotated out of longer duration assets into shorter duration Agency RMBS and credit bonds with less interest rate sensitivity. Our hedge portfolio of swaps experienced gains but were not enough to offset the realized and unrealized losses of the investment portfolio due to widening of Agency MBS versus swap rates and a positive net duration gap.

Throughout 2014 fixed income products generally rallied, including benchmark treasuries, Agency and Non-Agency RMBS, ABS and CMBS, resulting in both unrealized mark-to-market and realized gains on our investment portfolio and losses on our interest rate hedge portfolio of swaps. In the case of our Agency RMBS portfolio, the gains were in excess of losses on our hedge portfolio of swaps as reduced supply helped outperform benchmark swap rates on the year. The majority of our interest rate hedges were in the 3-year to 5-year part of the curve and this outperformance (or tightening of the Agency RMBS basis) was particularly pronounced versus that part of the curve as benchmark yield curves flattened in response to increased market speculation of Federal Reserve policy rate tightening to come. Non-Agency RMBS, ABS and CMBS markets benefited from positive fundamentals and an improving consumer balance sheet, while enjoying a degree of scarcity value against a backdrop of lower interest rates. These credit markets showed a much more muted response to the brief periods of broader market volatility as the RMBS and ABS markets delivered strong investment returns.

The overall market landscape in the beginning of 2015 remained positive for investing in credit investments. Housing fundamentals remained in-line with our forecasts and consumer health was steadily improving. However, as the year progressed, we experienced macro volatility, elevated correlations across most markets, confusion over Fed monetary policy and fragile market structure. This led to decreased bond prices and wider credit spreads. Agency MBS fell in price along with benchmark treasuries in the front end of the curve year-over-year as we approached the Federal Reserve’s first policy rate tightening since 2006, causing both unrealized mark-to-market and realized losses on our Agency MBS investment portfolio. Benchmark treasury interest rates did not materially move year-over-year, however our hedge book of interest rate swaps was adversely affected by a dislocation of swap rates from both treasury rates and those spread products typically hedged with swaps, resulting in unrealized mark-to-market as well as realized losses in our hedge portfolio of interest rate swaps.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of real estate securities, loans and MSRs, inclusive of linked transactions and investments owned through affiliates. Our investment portfolio has been financed with repurchase agreements and FHLBC Advances. The difference between the interest earned on our assets and the interest accrued on our borrowing arrangements and hedges is our net interest margin.

During the year ended December 31, 2015, the weighted average cost of our yield generating investments and related financing was $3.1 billion and $2.6 billion, respectively. The average yield earned on our assets was 4.67%, and the average rate paid on our repurchase agreements, securitized debt, FHLBC Advances and hedges was 1.75%. The cost associated with financing as a percentage of the average repurchase agreement, securitized debt and FHLBC Advance balance outstanding during the year ended December 31, 2015 was 1.24%. The cost associated with hedges as a percentage of the average repurchase agreement, securitized debt and FHLBC Advance balance outstanding during the year ended December 31, 2015 was 0.51%. The weighted average leverage ratio during the year ended December 31, 2015 was 3.64 to 1. During the year ended December 31, 2014, the weighted average cost of our yield generating investments and related financing was $3.6 billion and $3.0 billion, respectively. The average yield earned on our assets was 4.31%, and the average rate paid on our repurchase agreements, securitized debt and hedges was 1.71%. The cost associated with financing as a percentage of the average repurchase agreement and securitized debt balance outstanding during the year ended December 31, 2014 was 0.97%. The cost associated with hedges as a percentage of the average repurchase agreement, and securitized debt balance outstanding during the year ended December 31, 2014 was 0.74%. The weighted average leverage ratio during the year ended December 31, 2014 was 4.14 to 1. During the year ended December 31, 2013, the weighted average cost of our yield generating investments and related repurchase agreements was $4.4 billion and $3.8 billion, respectively. The average yield earned on our assets was 3.85%, and the average rate paid on our repurchase agreements and hedges was 1.56%. The cost associated with financing as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2013 was 0.83%. The cost associated with hedges as a percentage of the average repurchase agreement balance outstanding during the year ended December 31, 2013 was 0.73%. The weighted average leverage ratio during the year ended December 31, 2013 was 5.03 to 1.

Our investment portfolio has primarily been Agency RMBS since our inception. We have gradually supported the deployment of capital to our credit portfolio, increasing our allocation as a percentage of our total portfolio resulting in a portfolio primarily comprised of credit investments. Our credit portfolio as a percentage of our total portfolio has increased from 34.9% to 44.6% to 55.8% as of December 31, 2013, 2014 and 2015, respectively. The improved general economic outlook has supported the increase in credit investment allocation. Economic improvement and interest rate appreciation generally result in improved forecasted cash flows on the credit portfolio, increasing the yield and discount accretion for such bonds. An increased interest rate environment tends to yield less refinancing and prepayments for premium bonds, which generally increases the yield on these investments as amortization decreases. Our increased allocation to credit investments resulted in a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We also extended the maturities on certain borrowing arrangements, resulting in an increase to interest rates paid on our debt. Our funding costs on Agency and credit securities have also been driven up by the ongoing intensification of the regulatory environment on bank and dealer balance sheets. In addition, with the Federal Reserve’s decision to raise the target range of the federal funds rate by 25 basis points in December, cash providers have begun to demand additional spread on the dollars they lend banks which has driven up spreads on Non-Agency RMBS passed on to us from dealers.

Realized and unrealized gains (losses) on investments and derivatives

For the year ended December 31, 2015, we sold certain real estate securities and loans, including those held within affiliated entities realizing a net gain of $9.8 million, and settled certain derivatives realizing a net loss of $18.1 million. Additionally, we recognized $10.5 million of realized losses due to other-than-temporary impairment, or OTTI, charges on certain securities and loans including those held within affiliated entities. For the year ended December 31, 2014, we sold certain real estate securities realizing a net gain of $10.1 million, and settled certain derivatives realizing a net loss of $1.7 million. Additionally, we recognized $4.8 million of realized losses due to other-than-temporary impairment, or OTTI, charges on certain securities and $8.5 million of realized gains on linked securities. For the year ended December 31, 2013, we sold certain real estate securities realizing a net loss of $52.0 million, and settled certain derivatives realizing a net loss of $10.9 million. Additionally, we recognized $52.7 million of realized losses due to other-than-temporary impairment, or OTTI, charges on certain securities and $8.3 million of realized losses on linked securities.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, we recognized a $10.5 million OTTI charge on certain securities and loans including those held within affiliated entities for the year ended December 31, 2015, due to an adverse change in cash flows, where the fair values of the investments were less than their carrying amounts. For the year ended December 31, 2014, we recognized an OTTI charge of $4.8 million on certain securities. Of this amount, $1.0 million resulted from securities in an unrealized loss position which we intended to sell as of the reporting date and represents a write-down to fair value as of the reporting date. The remaining OTTI charge was due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. For the year ended December 31, 2013, we recognized an OTTI charge of $52.7 million on certain securities. Of this amount, $48.4 million resulted from securities in an unrealized loss position which we intended to sell as of the reporting date and represents a write-down to fair value as of the reporting date. The remaining OTTI charge was due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities and mortgage loan portfolios as well as our securitized debt. Changes in market value are included as a component of net income.

The change in unrealized gains/(losses) on Agency RMBS is directly attributable to the changes in market pricing on the underlying instruments during the period. Our Agency RMBS portfolios had unrealized losses for the year ended December 31, 2015, unrealized gains for the year ended December 31, 2014 and unrealized losses for the year ended December 31, 2013. These unrealized gains and losses are primarily correlated to the price of Agency products. Agency securities, excluding TBAs, represent 42.6%, 52.3% and 65.1% of our total portfolio excluding TBAs as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Unrealized gains and losses on Agency securities are caused when prices of the product increase or decrease, respectively. Fannie 3.50% 30 years decreased from 106-19+ on December 31, 2012 to 99-11+ on December 31, 2013, providing the basis for the unrealized loss on Agency securities. Fannie 3.50% 30 years then increased to 104-09+ on December 31, 2014, providing the basis for the unrealized gain on Agency securities and decreased to 103-07+ on December 31, 2015, providing the basis for the unrealized loss on Agency securities.

Our interest rate derivatives are comprised mostly of pay-fixed interest rate swaps. The unrealized gains/(losses) result from a change in swap rates. In periods of increased swap rates, our derivative portfolio will generally experience unrealized gains, conversely, in periods of decreased swap rates, our derivative portfolio will generally experience unrealized losses. Our derivatives portfolios had unrealized gains for the year ended December 31, 2013, and unrealized losses for the years ended December 31, 2014 and December 31, 2015. The 5 year swap rate increased from 0.865% on December 31, 2012 to 1.786% on December 31, 2013, providing the basis for the unrealized gains on derivatives, decreased to 1.772% on December 31, 2014, providing the basis for unrealized losses on derivatives in 2014 and then decreased further to 1.737 on December 31, 2015 providing the basis for unrealized losses on derivatives in 2015.

Management fees and other expenses

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, our management fees were $10.0 million, $10.1 million and $10.7 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the Contractual obligations section for further detail on the calculation of management fee.

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, other operating expenses were $12.4 million, $11.9 million, and $10.8 million, respectively. These amounts were primarily comprised of professional fees, insurance and director’s fees, as well as certain expenses reimbursable to the Manager.

We are required to reimburse our Manager for operating expenses related to us incurred by our Manager, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $12.4 million, $11.9 million and $10.8 million of other operating expenses for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, the Company has expensed $7.1 million, $6.9 million and $6.5 million, respectively, which will be paid to the Manager as a reimbursement of expenses.

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2016, 2015 and 2014, respectively. In conjunction with this, the Company expensed an excise tax of $1.5 million, $1.8 million and $1.5 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, which is included in the “Excise tax” line item on the consolidated statement of operations. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of December 31, 2015, December 31, 2014 and December 31, 2013, our book value per common share was $17.88, $20.13 and $19.14, respectively.

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

A reconciliation of GAAP net income to Core Earnings for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is set forth below:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Income/(loss) available to common stockholders	$349,121	$95,926,152	$(45,048,052)
Add (Deduct):
Net realized (gain)/loss	17,148,069	(3,637,954)	115,594,848
Tax (benefit)/expense related to realized gain	-	(79,914)	2,945,720
Drop income	2,211,417	3,513,890	-
(Income)/loss from linked transactions, net	-	(12,503,516)	(5,610,609)
Net interest income on linked transactions	-	9,550,706	13,833,047
Equity in (earnings)/loss from affiliates	(3,398,217)	(3,684,810)	(2,263,822)
Net interest income from equity method investments	4,290,149	1,897,376	1,025,669
Unrealized (gain)/loss on real estate securities and loans, net	32,491,857	(72,480,056)	84,195,306
Unrealized (gain)/loss on derivative and other instruments, net	12,180,501	51,255,430	(89,112,320)
Core Earnings	$65,272,897	$69,757,304	$75,559,787

Core Earnings, per Diluted Share	$2.30	$2.45	$2.70

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

Valuation of our real estate securities portfolio is determined by our Manager using third-party pricing services. The evaluation methodology of third-party pricing services used incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries, and prepayment speeds. We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Refer to Note 5 for more detail.

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

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager. Refer to Note 5 for more detail.

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

On at least a quarterly basis for real estate securities accounted for under ASC 320-10, “Investments – Debt and Equity Securities” and ASC 310-20, “Nonrefundable Fees and Other Costs” (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates; we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for real estate securities accounted for under ASC 325-40, “Beneficial Interests in Financial Assets” (generally Non-Agency RMBS, ABS, CMBS and interest only securities). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

Other-than-temporary-impairment

We evaluate real estate securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For real estate securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Real estate securities in an unrealized loss position as of the balance sheet date are not considered other than temporarily impaired as we have the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and we are not required to sell the security for regulatory or other reasons.

Interest income and other-than-temporary impairment recognition on mortgage loans and real estate securities acquired with deteriorated credit quality

When we purchase mortgage loans and real estate securities that have shown evidence of credit deterioration since origination, we will analyze such investments to determine if the application of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is warranted. If it is determined that it is probable we will not collect all contractual cash flows on those assets, we will apply the guidance found in ASC 310-30. For purposes of mortgage loan income recognition, we aggregate loans acquired that have common risk characteristics into a pool and use a composite interest rate and expectation of cash flows expected to be collected for such pool.

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

On at least a quarterly basis, we update our estimate of the cash flows expected to be collected for loans and real estate securities. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, we will recognize these changes prospectively through an adjustment of the investment’s yield over its remaining life. We will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250 with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, are recognized as impairment.

Linked transactions

In June 2014, the FASB issued ASU 2014-11, which requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. This guidance effectively changed the accounting for linked financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.

The accounting changes were effective for public business entities for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. There was no effect on prior periods as the FASB did not require full retrospective application. As a result, disclosures for periods prior to January 1, 2015 will not be comparable to disclosures subsequent to that date.

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

The real estate securities underlying our linked transactions were valued using similar techniques to those used for our real estate securities portfolio.

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

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”). This guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities Subsections of Subtopic 810-10 when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Topics and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this update clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable Topics. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We have concluded the guidance does not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. We have concluded the guidance does not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), to simplify the presentation of debt issuance costs. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount. Before the FASB issued this simplification, debt issuance costs were capitalized as an asset (i.e., a deferred charge). For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We have concluded the guidance does not have a material impact on our financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), to simplify the presentation of debt issuance costs, specifically, line-of-credit arrangements. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. The ASU states that the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that arrangement. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We have concluded the guidance does not have a material impact on our financial statements.

In January 2016, the FASB issued or ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. Entities should apply the amendments in this ASU by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the method of adoption and the impact this ASU will have on our consolidated financial statements.

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash as of December 31, 2015 consisted of borrowings under repurchase agreements, FHLBC Advances, payments of principal and interest we receive on our real estate securities and loan portfolios, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements and FHLBC Advances, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. Please refer to the Contractual Obligations section for obligations that could impact our liquidity. Additionally, due to the Final Rule issued by the FHFA in January of 2015, we can no longer rely on FHLBC Advances as a source of liquidity.

On December 31, 2015 we had $133.7 million available to support our liquidity needs, comprised of $46.3 million of cash, $41.6 million of Agency whole-pool RMBS, $25.9 million of Agency Interest-Only securities and $19.9 million of U.S. Treasury long securities that had not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and any hedging activities. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We, either directly or through our equity method investments in affiliates, have entered into MRAs or loan agreements with 38 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2015, we had debt outstanding of $2.5 billion from 21 counterparties, inclusive of repurchase agreements through affiliated entities. The current borrowings under repurchase agreements have maturities between January 4, 2016 and September 17, 2019. The current borrowings under FHLBC Advances have maturities between January 4, 2016 and March 14, 2016. As of December 31, 2015 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.53 to 1, 3.42 to 1 and 3.39 to 1, respectively. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information about our repurchase agreements, including those accounted for within linked transactions and through affiliated entities, if applicable, and FHLBC Advances on December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Overnight	$202,362,500	$-
30 days or less	1,239,432,500	2,067,279,000
31 to 60 days	284,874,000	229,635,000
61 to 90 days	247,433,500	58,366,000
91 to 119 days	32,109,000	114,267,318
Greater than or equal to 120 days	444,284,079	310,077,664
Total: Non-GAAP Basis	$2,450,495,579	$2,779,624,982

Linked Transactions	$-	$113,363,873

Investment In Affiliates	$18,638,119	$21,305,161

Total: GAAP Basis	$2,431,857,460	$2,644,955,948

The credit arrangement pursuant to which MITT Insurance obtained FHLBC Advances (the "FHLBC Arrangement") involved observance by MITT Insurance of the rules of FHLBC membership, was subject to the FHLBC’s credit policy, and was governed by the terms and conditions of a blanket security agreement and the consent and guaranty of our Company. As MITT Insurance is prohibited from accessing further FHLBC Advances due to the Final Rule, the FHLBC Arrangement only applies to FHLBC Advances already made. The FHLBC Arrangement still requires MITT Insurance to transfer additional securities or cash to the FHLBC in the event the value of the securities held by the FHLBC fall below specified levels and contains events of default in cases where we or the FHLBC breach our respective obligations under the FHLBC Arrangement. An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable. . Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. As of December 31, 2015, we had $396.9 million of FHLBC Advances outstanding.

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

In 2014, we entered into a resecuritization transaction that resulted in consolidation of the VIE created with the SPE which was used to facilitate the transaction. We concluded that the entity created to facilitate this transaction was a VIE. We also determined the VIE created to facilitate the resecuritization transaction should be consolidated and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. As of December 31, 2015 and December 31, 2014, the resecuritized asset had an aggregate principal balance of $40.0 million and $50.9 million, respectively. As of December 31, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $37.1 million and $47.6 million, respectively. As of December 31, 2015 and December 31, 2014, the principal balance of the consolidated tranche was $30.4 million and $40.7 million, respectively. As of December 31, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $30.0 million and $39.8 million, respectively, which is included in our consolidated balance sheet as “Non-Agency RMBS.” As of December 31, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.32% and 5.50%, respectively, and a weighted average yield of 6.14% and 5.14%, respectively. As of December 31, 2015 and December 31, 2014, we recorded secured financing of $30.0 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. We have recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of December 31, 2015 and December 31, 2014, the consolidated tranche has a weighted average life of 4.04 years and 3.40 years, respectively and a weighted average yield of 3.67% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to our general credit. We have no obligation to provide any other explicit or implicit support to any VIE.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments); including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency Interest-Only securities and short positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2015, we have entered into $1.0 billion notional of interest rate swaps that have variable maturities between October 30, 2017 and June 5, 2025, and we have $226.0 million notional of long positions in U.S. Treasury securities with maturities between September 15, 2018 and September 30, 2022.

Effects of margin requirements, leverage and credit spreads

Our real estate securities and loans have values that fluctuate according to market conditions and, as discussed above, the market value of these assets will decrease as prevailing interest rates or credit spreads increase. When the value of the assets pledged to secure a repurchase agreement or FHLBC Advance decreases to the point where the positive difference between the collateral value and the borrowed amount is less than the haircut, our lenders may issue a “margin call,” which reflects a demand for additional collateral that may take the form of additional assets or cash. Under our repurchase facilities and FHLBC Arrangements, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or any other reason or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the market value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Stock Repurchase Program

In November 2015, our board of directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. The authorization does not obligate us to acquire any particular amount of common stock. We are incorporated in the State of Maryland and under the laws of that state, shares of our stock that are acquired by us constitute authorized but unissued shares. The cost of the acquisition of shares of our stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. As of December 31, 2015, we repurchased 126,715 shares of common stock at a total cost of approximately $1.7 million and at an average cost per share of $13.19. As of December 31, 2015, approximately $23.3 million of common stock remained authorized for future share repurchases under the Repurchase Program. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and available borrowing capacity (inclusive of our inability to access FHLBC Advances), will be sufficient to enable us to meet anticipated liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses.

Contractual obligations

As of December 31, 2015, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation however expenses are evaluated in accordance with our policy. The reimbursement is subject to an annual budget process which combines guidelines found in the Management Agreement with oversight by our board of directors. Of the $12.4 million, $11.9 million and $10.8 million of Other operating expenses for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 respectively, we expensed $7.1 million, $6.9 million and $6.5 million, respectively, which is paid to the Manager as a reimbursement of expenses.

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

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan (“the Plans”), 277,500 shares of common stock were available to be awarded. As of December 31, 2015, 142,226 shares of common stock remain available under the Plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

As of December 31, 2015, we have granted an aggregate of 35,024 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2015, 95,268 shares of restricted common stock granted to our Manager and independent directors have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant to the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. In an event of termination of the management agreement, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On July 1, 2015, approximately 20,000 restricted stock units vested. As of December 31, 2015, approximately 40,000 units remained outstanding.

We have presented a table that details the contractual maturity of our financing arrangements on December 31, 2015 and December 31, 2014. See the “Liquidity and Capital Resources” section for this table. As of December 31, 2015 and December 31, 2014, we are obligated to pay accrued interest on our financing arrangements in the amount of $2.7 million and $2.6 million, respectively inclusive of accrued interest accounted for as a component of linked transactions and through investments in affiliates.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss represents the net payable amount until the settlement date. As of December 31, 2015, our maximum exposure to loss on TBAs is $77.5 million.

Our investments in affiliates are comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investments in affiliates are accounted for using the equity method of accounting. As of December 31, 2015, our maximum exposure to loss on investments in affiliates is $62.2 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary any related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary, in consultation with outside counsel, to the extent appropriate, would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, the audit committee will review, approve or ratify such transactions as appropriate. The audit committee will not approve or ratify a related person transaction unless it shall have determined that such transaction is in, or is not inconsistent with, our best interests and does not create a conflict of interest. If we become aware of an existing related person transaction that has not been approved under this policy, the transaction will be referred to the audit committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

In July 2015, we completed an arm’s-length investment purchase at fair value. Certain entities managed by an affiliate of the Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein we purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches is reflected on the “Investments in Affiliates” line item on our consolidated balance sheet and had a combined fair value of $7.6 million on December 31, 2015.

We, with other investors managed by an affiliate of the Manager (collectively, “Related Parties”), completed two arm’s-length transactions in May and July of 2015. Each transaction consisted of a securitization of seasoned, fixed-rate and adjustable-rate NPLs and RPLs secured by first or second liens on one- to four-family properties or cooperative shares and REO. We obtained third party pricing for each transaction. The assets contributed to the securitization were previously held within two private securitizations. The first transaction occurred in May 2015, in which we held a 10.00% and 0.00% ownership interest in the two private securitizations that previously held the substituted assets, respectively. The remaining interests were owned by certain of the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $3.0 million on December 31, 2015. The second transaction occurred in July 2015, in which we held a 7.50% and 0.00% ownership interest in the two private securitizations that previously held the substituted assets, respectively. The remaining interests were owned by certain of the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on our consolidated balance sheet and has a fair value of $5.2 million on December 31, 2015.

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans, in each case, to the Asset Manager. For the year ended December 31, 2015, the fees paid by us to the Asset Manager totaled less than $120,000.

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, entered into the Amended and Restated Limited Liability Company Agreement of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home plans to originate conforming, FHA, Jumbo and non-QM residential mortgage loans and will be led by an external management team (the “Management Team”). The Board of Managers of Arc Home will consist of three members appointed by us and certain affiliates of the Company and two members appointed by the Management Team. Our investment in Arc Home is reflected on the “Investments in affiliates” line item on our consolidated balance sheet and had a fair value of $(0.3) million on December 31, 2015.

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

Grants of restricted common stock

As of December 31, 2015, we have granted an aggregate of 35,024 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2015, 95,268 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 10 to our financial statements included in Item 8 of this report for further detail on restricted stock grants.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of December 31, 2015, the Company had undistributed taxable income of approximately $1.74 per share.

The following tables detail our common stock dividends during the years ended December 31, 2015, 2014 and 2013:

78

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

The following tables detail our preferred stock dividends:

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in the “Business” section of this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2015, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2015. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2015. Overall, we believe that we met the REIT income and asset tests. We also met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2015, we believe that we qualified as a REIT under the Code.

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements and all of our FHLBC Advances are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements and advances will generally be fixed at the outset of each transaction by reference to prevailing short-term rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities and loan portfolios with fixed-rate coupons would be expected to decrease in value more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon assets tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon assets. We anticipate that fixed-rate assets will comprise a substantial majority of our portfolio for the foreseeable future.

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

We calculate estimated effective duration (i.e., the price sensitivity to changes in risk-free interest rates) to measure the impact of changes in interest rates on portfolio value. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same securities. Over time, our credit investments have experienced significant price appreciation. In addition, we have allocated greater capital towards higher dollar price Non-Agency MBS, ABS and CMBS positions. Higher dollar price credit securities tend to exhibit greater duration than lower priced credit investments. In addition, we have observed that, in the wake of massive intervention by global central banks since the financial crisis of 2008-2009, the historical inverse relationship between credit spreads and interest rates has begun to become less reliable. This means that it is becoming less likely that periods of rising interest rates will be accompanied by tightening credit spreads which can offset some of the downward pressure on the prices of credit bonds. This has served to make effective duration on credit investments a progressively more meaningful statistic over time.

On December 31, 2015, we computed an estimated net effective duration of 1.79 years, comprised of 1.96 years of Agency RMBS duration, 1.14 years of credit investment duration, (1.16) years of hedge duration and (0.15) years of liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve, and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of December 31, 2015. Actual results could differ materially from estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2015, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (3)
+100	-10.2%	-9.3%
+50	-4.9%	-4.5%
-50	4.2%	4.5%
-100	6.7%	3.7%

(1) Includes investments held through afiliated entities that are reported as "Investments in Affiliates" on our consolidated balance sheet.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of December 31, 2015.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements and FHLBC Advances.

We pledge real estate securities or mortgage loans and cash as collateral to secure our repurchase transactions and FHLBC Advances. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007 - 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

In January 2016, the FHFA issued the Final Ruling, which expressly excludes our captive insurance company from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On December 31, 2015, we had $396.9 million of FHLBC Advances outstanding.

The terms of our interest rate swaps require us to post collateral in the form of cash or Agency RMBS to our counterparties to satisfy two types of margin requirements: variation margin and initial margin.

We and our swap counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swaps. Hence, as our swaps lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swap counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our borrowing transactions during periods of rising interest rates.

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

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums on our assets, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield, or interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS or mortgage loans are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts, and impairments could result.

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

Credit risk

Although we expect to encounter only de minimis credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency assets in our portfolio, including residential and commercial mortgage loans as well as Non-Agency RMBS, ABS and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Basis risk

Basis risk refers to the possible decline in our book value triggered by the risk of incurring losses on the fair value of our Agency RMBS as a result of widening market spreads between the yields on our Agency RMBS and the yields on comparable duration Treasury securities. The basis risk associated with fluctuations in fair value of our Agency RMBS may relate to factors impacting the mortgage and fixed income markets other than changes in benchmark interest rates, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other hedges to protect against moves in interest rates, such instruments will generally not protect our net book value against basis risk.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AG Mortgage Investment Trust, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for linked transactions as defined in ASU 2014-11.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2016

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Real estate securities, at fair value:
Agency - $1,133,899,693 and $1,691,194,581 pledged as collateral, respectively	$1,201,441,652	$1,808,314,746
Non-Agency - $1,157,357,871 and $1,088,398,641 pledged as collateral, respectively	1,229,811,018	1,140,077,928
ABS - $54,761,837 and $66,693,243 pledged as collateral, respectively	54,761,837	66,693,243
CMBS - $142,852,162 and $96,920,646 pledged as collateral, respectively	148,948,690	100,520,652
Residential mortgage loans, at fair value -$50,686,922 and $73,407,869 pledged as collateral, respectively	57,080,227	85,089,859
Commercial loans, at fair value - $62,800,000 pledged as collateral	72,800,000	72,800,000
U.S. Treasury securities, at fair value - $203,520,859 and $0 pledged as collateral, respectively	223,434,922	-
Investments in affiliates	43,040,191	20,345,131
Excess mortgage servicing rights, at fair value	425,311	628,367
Linked transactions, net, at fair value	-	26,695,091
Cash and cash equivalents	46,253,291	64,363,514
Restricted cash	32,200,558	34,477,975
Interest receivable	11,154,785	11,886,019
Derivative assets, at fair value	1,755,467	11,382,622
Other assets	16,064,115	10,543,072
Due from broker	24,904,168	4,586,912
Total Assets	$3,164,076,232	$3,458,405,131

Liabilities
Repurchase agreements	$2,034,963,460	$2,644,955,948
FHLBC advances	396,894,000	-
Securitized debt	30,046,861	39,777,914
Payable on unsettled trades	1,198,587	-
Interest payable	2,731,846	2,461,494
Derivative liabilities, at fair value	6,863,770	8,608,209
Dividend payable	13,496,139	17,031,609
Due to affiliates	4,407,051	4,850,807
Accrued expenses	2,074,628	2,285,339
Taxes payable	1,714,716	1,743,516
Due to broker	2,740,461	4,015,152
Total Liabilities	2,497,131,519	2,725,729,988

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,286,210 and 28,386,015 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	282,863	283,861
Additional paid-in capital	584,581,995	586,051,751
Retained earnings/(deficit)	(79,134,150)	(14,874,474)
Total Stockholders' Equity	666,944,713	732,675,143

Total Liabilities & Stockholders' Equity	$3,164,076,232	$3,458,405,131

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Interest Income
Interest income	$141,273,414	$141,573,188	$151,000,673
Interest expense	31,230,369	26,497,398	25,553,273
	110,043,045	115,075,790	125,447,400

Other Income
Net realized gain/(loss)	(17,148,069)	3,637,954	(115,594,848)
Income/(loss) from linked transactions, net	-	12,503,516	5,610,609
Realized loss on periodic interest settlements of derivative instruments, net	(13,204,884)	(22,261,187)	(27,912,227)
Unrealized gain/(loss) on real estate securities and loans, net	(32,491,857)	72,480,056	(84,195,306)
Unrealized gain/(loss) on derivative and other instruments, net	(12,180,501)	(51,255,430)	89,112,320
	(75,025,311)	15,104,909	(132,979,452)

Expenses
Management fee to affiliate	9,971,287	10,089,239	10,688,725
Other operating expenses	12,356,644	11,874,427	10,844,988
Servicing fees	604,996	511,519	-
Equity based compensation to affiliate	164,487	291,131	251,447
Excise tax	1,500,000	1,783,539	1,483,630
	24,597,414	24,549,855	23,268,790

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	10,420,320	105,630,844	(30,800,842)
Income tax benefit/(expense)	-	79,914	(3,041,616)
Equity in earnings/(loss) from affiliates	3,398,217	3,684,810	2,263,822
Net Income/(Loss)	13,818,537	109,395,568	(31,578,636)

Dividends on preferred stock	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$349,121	$95,926,152	$(45,048,052)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.01	$3.38	$(1.61)
Diluted	$0.01	$3.37	$(1.61)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,398,718	28,379,782	28,022,565
Diluted	28,409,908	28,424,168	28,022,565

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Total
Balance at January 1, 2013	26,961,936	$269,620	$49,920,772	$111,293,233	$552,067,681	$81,070,475	$794,621,781
Net proceeds from issuance of common stock	1,381,739	13,817	-	-	33,162,471	-	33,176,288
Grant of restricted stock and amortization of equity based compensation	21,980	220	-	-	389,336	-	389,556
Common dividends declared	-	-	-	-	-	(78,708,839)	(78,708,839)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net loss	-	-	-	-	-	(31,578,636)	(31,578,636)
Balance at December 31, 2013	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734

Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	20,360	204	-	-	432,263	-	432,467
Common dividends declared	-	-	-	-	-	(68,114,210)	(68,114,210)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net income	-	-	-	-	-	109,395,568	109,395,568
Balance at December 31, 2014	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143

Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Repurchase of common stock	(126,715)	(1,267)	-	-	(1,670,212)	-	(1,671,479)
Grant of restricted stock and amortization of equity based compensation	26,910	269	-	-	284,107	-	284,376
Common dividends declared	-	-	-	-	-	(64,608,797)	(64,608,797)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net income	-	-	-	-	-	13,818,537	13,818,537
Balance at December 31, 2015	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities
Net income/(loss)	$13,818,537	$109,395,568	$(31,578,636)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	12,194,792	16,773,835	41,176,196
Net realized (gain)/loss	17,148,069	(3,637,954)	115,594,848
Net realized and unrealized (gains)/losses on securities underlying linked transactions	-	(2,952,810)	8,222,438
Unrealized (gain)/loss on real estate securities and loans, net	12,180,501	(72,480,056)	84,195,306
Unrealized (gain)/loss on derivative and other instruments, net	32,491,857	51,255,430	(89,112,320)
Equity based compensation to affiliate	164,487	291,131	(986,706)
Equity based compensation expense	119,889	147,370	181,717
Income from investments in affiliates in excess of distributions received	(2,553,535)	(76,658)	-
Change in operating assets/liabilities:
Interest receivable	467,898	134,372	2,901,780
Other assets	1,373,987	(348,396)	(792,773)
Due from broker	1,935,070	(3,176,192)	(526,115)
Interest payable	(1,602,472)	(2,838,550)	448,071
Due to affiliates	(443,756)	205,510	735,232
Accrued expenses	(210,711)	890,156	588,330
Taxes payable	(28,800)	253,187	(240,812)
Net cash provided by (used in) operating activities	87,055,813	93,835,943	130,806,556

Cash Flows from Investing Activities
Purchase of real estate securities	(714,412,238)	(980,792,941)	(3,118,517,499)
Purchase of residential mortgage loans	-	(84,678,576)	-
Purchase of commercial loans	-	(72,084,833)	(30,017,825)
Purchase of U.S. treasury securities	(863,414,732)	-	-
Investments in affiliates	(19,250,900)	(4,031,484)	(14,357,976)
Purchase of excess mortgage servicing rights	-	(730,146)	-
Purchase of securities underlying linked transactions	-	(48,250,318)	(317,436,622)
Proceeds from sale of real estate securities	762,005,404	872,701,795	3,648,604,962
Proceeds from settlement of commercial loans	-	-	32,635,156
Proceeds from sales of U.S. treasury securities	633,532,184	-	-
Proceeds from sale of securities underlying linked transactions	-	26,056,464	126,082,338
Principal repayments on real estate securities	517,538,387	583,423,535	504,738,013
Principal repayments on residential mortgage loans	6,029,735	2,250,087	-
Principal repayments on securities underlying linked transactions	-	57,371,713	88,829,701
Receipt of premium for interest rate swaptions	-	433,751	495,000
Payment of premium for interest rate swaptions	-	(745,500)	(495,000)
Net proceeds from (payment made) on reverse repurchase agreements	(1,647)	27,473,695	(27,483,814)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	(4,632,171)	(29,403,375)	27,322,644
Net settlement of interest rate swaps	(11,728,953)	(3,438,878)	(10,617,785)
Net settlement of TBAs	1,909,844	5,500,858	(310,329)
Net settlement of IO Indexes	-	(1,855,253)	-
Purchase of FHLBC Stock	(8,015,900)	-	-
Cash flows provided by (used in) other investing activities	2,904,812	(8,258,241)	-
Restricted cash provided by (used in) investing activities	11,638,098	(14,360,593)	(653,785)
Net cash provided by (used in) investing activities	314,101,923	326,581,760	908,817,179

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	-	33,176,288
Offering costs	(83,651)	-	-
Repurchase of common stock	(472,892)	-	-
Borrowings under repurchase agreements	42,763,497,748	21,322,102,856	24,482,544,919
Borrowings under FHLBC advances	1,241,801,435	-	-
Borrowings under repurchase agreements underlying linked transactions	-	1,799,454,966	3,561,632,718
Repayments of repurchase agreements	(43,486,854,109)	(21,568,781,324)	(25,502,330,321)
Repayments of FHLBC advances	(844,907,435)	-	-
Repayments of repurchase agreements underlying linked transactions	-	(1,908,937,408)	(3,621,129,860)
Payment made for repurchase agreement costs	-	(1,258,322)	-
Proceeds from issuance of securitized debt	-	39,842,166	-
Net collateral received from (paid to) derivative counterparty	(7,097,816)	(30,681,671)	36,237,826
Net collateral received from (paid to) repurchase counterparty	(3,287,556)	(12,412,553)	537,953
Net collateral received from (paid to) FHLBC	(250,000)	-	-
Dividends paid on common stock	(68,144,267)	(68,103,494)	(80,228,613)
Dividends paid on preferred stock	(13,469,416)	(13,469,416)	(13,469,416)
Net cash provided by (used in) financing activities	(419,267,959)	(442,244,200)	(1,103,028,506)

Net change in cash and cash equivalents	(18,110,223)	(21,826,497)	(63,404,771)
Cash and cash equivalents, Beginning of Period	64,363,514	86,190,011	149,594,782
Cash and cash equivalents, End of Period	$46,253,291	$64,363,514	$86,190,011

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$29,153,643	$27,902,821	$24,759,417
Cash paid for income tax	$1,572,401	$1,583,739	$5,452,265
Transfer from Linked Transactions to real estate securities	$139,778,263	$119,253,223	$141,614,987
Transfer from Linked Transactions to repurchase agreements	$113,363,873	$89,817,051	$118,803,382
Transfer from residential mortgage loans to other assets	$2,492,625	$1,341,379	$-
Supplemental disclosure of non-cash investing activities:
Procceds from mortgage loan sales not yet received	$23,267,693	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock dividends declared but not paid	$13,496,139	$17,031,609	$17,020,893
Decrease of securitized debt	$10,310,268	$-	$-
Unsettled repurchases of common stock	$1,198,587	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored entity such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

Non-Agency RMBS represent fixed-and floating-rate RMBS issued by entities or organizations other than a U.S. government-sponsored entity or agency of the U.S. government, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Asset Backed Securities (“ABS”) are securitized investments similar to the aforementioned investments except the underlying assets are diverse, not only representing real estate related assets.

Commercial Mortgage Backed Securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below) secured by, or evidence an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS, and CMBS asset types as real estate securities.

Commercial loans are secured by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates. Residential mortgage loans refer to performing, re-performing and non-performing loans secured by a first lien mortgage on residential mortgaged property located in any of the 50 states of the United States or in the District of Columbia. The Company refers to its residential and commercial mortgage loans as “mortgage loans” or “loans.”

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of December 31, 2015 and December 31, 2014, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheet. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements, and is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or repurchase agreement. Restricted cash is carried at cost, which approximates fair value.

Offering costs

The Company incurred offering costs in connection with common stock offerings, issuances of preferred stock and registration statements. The offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320, “Investments – Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

These investments meet the requirements to be classified as available for sale under ASC 320-10-25 which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value recorded to other comprehensive income, a component of Stockholders’ Equity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

When the Company purchases securities with evidence of credit deterioration since origination, it will analyze to determine if the guidance found in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is applicable.

The Company accounts for its securities under ASC 310 and ASC 325 and evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.”

When a real estate security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Securities in an unrealized loss position on December 31, 2015 are not considered other than temporarily impaired as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, unrealized losses on the Company’s Agency securities accounted for under ASC 320 were not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather were due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30. Mortgage loans that are delinquent 60 or more days are considered non-performing.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250, “Accounting Changes and Error Corrections” with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, are recognized as impairment. Increases in interest income may be recognized on a loan on which the Company previously recorded an OTTI charge if the performance of such loan subsequently improves.

Investments in affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. The underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such the Company will treat its investments in affiliates consistently with this election. The investments in affiliates is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. Refer to Note 3 for more detail.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, formed Arc Home LLC (“Arc Home”) to originate conforming, FHA, Jumbo and non-qualifying residential mortgage loans (“non-QM”). The Company invests in Arc Home through an affiliated entity and has chosen to make a fair value election on this affiliated entity pursuant to ASC 825. The investment in Arc Home is recorded at fair market value on the consolidated balance sheet and periodic changes in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliates.” As of December 31, 2015, the investment had a fair market value of $(0.3) million which is recorded in the “Investments in affiliates” line item.

Excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to excess mortgage servicing rights (“MSRs”). The Company has chosen to make a fair value election pursuant to ASC 825 for MSRs. MSRs are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on derivative and other instruments, net.”

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

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs,” ASC 320-10 or ASC 325-40 as applicable. Total interest income is recorded in the “Interest income” line item on the consolidated statement of operations.

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). The 11 regional FHLBs provide short- and long-term secured loans, called ”advances”, to their members. FHLB members may use a variety of real estate related assets, including the aforementioned real estate securities, as collateral for advances. Membership in the FHLBC obligates MITT Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. MITT Insurance may seek short- and long-term advances (together, “FHLBC Advances”) from the FHLBC.

In January 2016, the FHFA issued the Final Ruling, which expressly excludes the Company’s captive insurance subsidiary from being eligible for membership in the FHLBC. Under the Final Rule, there is a one-year transition period from the effective date (which will be February 9, 2016) within which the FHLBC must wind down its relationships with the Company’s captive insurance subsidiary. The FHLBC cannot make any new advances or extend any existing advances to the Company’s captive insurance subsidiary.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, and certain securities as collateral under FHLBC Advances with the FHLBC, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders, including the FHLBC, may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2015 and December 31, 2014, the Company has met all margin call requirements.

On June 12, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-11. This amendment requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. Public business entities were required to apply the accounting changes for the first interim or annual reporting period beginning after December 15, 2014. Entities must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Prior to the adoption of ASU 2014-11, in instances where the Company acquired assets through repurchase agreements with the same counterparty from whom the assets were purchased, ASC 860-10 required the initial transfer of a financial asset and repurchase financing that were entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer was accounted for separately from the repurchase financing, and the Company recorded the assets and the related financing on a gross basis on its consolidated balance sheet with the corresponding interest income and interest expense recorded on a gross basis in the consolidated statement of operations. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments were recorded at fair value with subsequent changes in fair value recognized in income. The Company referred to these transactions as Linked Transactions. The Company recorded interest income, interest expense, and gains and losses related to linked transactions in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When a transaction was no longer considered to be linked, the real estate asset and related repurchase financing was reported on a gross basis. The unlinking of a transaction caused a realized event in which the fair value of the real estate asset as of the date of unlinking became the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss. Recognition of effective yield for such security was calculated prospectively using the new cost basis. ASU 2014-11 eliminated this guidance for repurchase financings and instead requires that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This guidance effectively changed the accounting for linked financings to secured borrowing accounting. Refer to Note 7 for more detail.

Other investments

The Company's subsidiary, MITT Insurance, is a member of, and owns capital stock in, the FHLBC. The FHLBC provides MITT Insurance with credit capacity and authorizes advances based on the security of pledged investments, provided the Company meets certain creditworthiness standards. FHLBC Advances, included in the “FHLBC advances” line item on the Company's consolidated balance sheet, are a funding source for the Company. As a condition of its membership in the FHLBC, MITT Insurance is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to MITT Insurance. On December 31, 2015, the Company had stock in the FHLBC totaling $8.0 million. The Company did not hold FHLBC stock on December 31, 2014. The Company has chosen to make a fair value election pursuant to ASC 825 for its investment in FHLBC stock which is recorded in the "Other assets" line item on the Company’s consolidated balance sheet. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2015, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period. As of December 31, 2015, the Company had dividend income on its FHLBC stock of approximately $0.1 million that is included in “Interest income” on the Company’s consolidated statement of operations.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2015 and December 31, 2014, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis. When the Company unwinds a derivative, it records a realized gain/(loss) in the period in which it was generated in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income/(loss) as opposed to net income/(loss) reported on the Company’s GAAP financial statements. Taxable income/(loss), generally, will differ from net income/(loss) reported on the financial statements because the determination of taxable income/(loss) is based on tax principles and not financial accounting principles.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries (“TRSs”) and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.

A domestic TRS may declare dividends to the Company which will be included in the Company’s taxable income/(loss) and necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the domestic TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state and local corporate income taxes.

The Company elected to treat one of its foreign subsidiaries as a TRS and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

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

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax. For the years ended December 31, 2015, and 2014, the Company elected to satisfy the REIT distribution requirements in part with a dividend to be paid in 2016, and 2015, respectively. In conjunction with this, the Company accrued an excise tax of $1.7 million, and $1.7 million, respectively, which is included in the “Taxes payable” line item on the consolidated balance sheet.

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

Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and restricted stock units issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Shares of restricted common stock held by the Manager and independent directors accrue dividends, but these dividends are not paid until vested and therefore the shares are not considered to be participating shares. Restricted stock units granted to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate. The Company has elected to use the straight-line method to amortize compensation expense for restricted common shares and restricted stock units.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is continuing to evaluate its method of adoption and the impact this ASU will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”). This guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities Subsections of Subtopic 810-10 when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Topics and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this Update clarify that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable Topics. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company has concluded the guidance does not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships partnership, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. The Company has concluded the guidance does not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), to simplify the presentation of debt issuance costs. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the associated debt, consistent with the existing presentation of a debt discount. Before the FASB issued this simplification, debt issuance costs were capitalized as an asset (i.e., a deferred charge). For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has concluded the guidance does not have a material impact on our financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), to simplify the presentation of debt issuance costs, specifically, line-of-credit arrangements. Debt issuance costs are specific incremental third party costs—other than those paid to the lender—that are directly attributable to issuing a debt instrument. The ASU states that the Securities and Exchange Commission (“SEC”) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that arrangement. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has concluded the guidance does not have a material impact on our financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. Entities should apply the amendments in this ASU by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently evaluating the method of adoption and the impact this ASU will have on its consolidated financial statements

 3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio on December 31, 2015 and December 31, 2014. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae or Freddie Mac. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity. Real estate securities that are accounted for as a component of linked transactions are not reflected in the tables set forth in this note. See Note 7 for further details on linked transactions.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table details the Company’s real estate securities portfolio as of December 31, 2015:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$782,276,607	$34,905,903	$817,182,510	$6,674,932	$(3,720,150)	$820,137,292	3.76%	3.10%
Fixed Rate CMO	76,098,478	672,376	76,770,854	1,254,658	-	78,025,512	3.00%	2.81%
ARM	248,169,781	(2,658,877)	245,510,904	4,298,463	-	249,809,367	2.37%	2.84%
Interest Only	522,058,244	(468,676,886)	53,381,358	2,226,513	(2,138,390)	53,469,481	2.70%	7.56%
Credit Investments:
Non-Agency RMBS	1,395,179,483	(183,015,256)	1,212,164,227	23,555,968	(11,462,911)	1,224,257,284	4.17%	5.56%
Non-Agency RMBS Interest Only	465,387,354	(459,897,579)	5,489,775	351,842	(287,883)	5,553,734	0.12%	11.05%
ABS	56,264,253	(353,693)	55,910,560	236,424	(1,385,147)	54,761,837	5.26%	5.62%
CMBS	224,844,665	(89,380,593)	135,464,072	789,264	(1,382,362)	134,870,974	5.15%	6.28%
CMBS Interest Only	1,138,848,526	(1,124,644,529)	14,203,997	37,717	(163,998)	14,077,716	0.25%	6.67%
Total	$4,909,127,391	$(2,293,049,134)	$2,616,078,257	$39,425,781	$(20,540,841)	$2,634,963,197	2.52%	4.55%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on December 31, 2015 and December 31, 2014.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	$905,669,623	$(13,906,215)	$154,287,673	$(6,634,626)
December 31, 2014	551,097,657	(6,921,385)	224,261,493	(4,029,419)

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

For the year ended December 31, 2015 the Company recognized an OTTI charge of $8.1 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $8.1 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $8.1 million of OTTI recorded, $2.8 million related to securities where OTTI was not previously recognized. For the year ended December 31, 2014 the Company recognized an OTTI charge of $4.8 million. Of the $4.8 million of OTTI recorded, $1.0 million pertains to certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The remaining $3.8 million of OTTI was recorded due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $4.8 million of OTTI recorded, $2.9 million related to securities where OTTI was not previously recognized. For the year ended December 31, 2013 the Company recognized an OTTI charge of $52.7 million, all of which was recorded on securities where OTTI was not previously recognized. The Company recorded $48.4 million of OTTI on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The remaining $4.3 million of OTTI was recorded due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts.

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

All of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity.

The following table details weighted average life by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of December 31, 2015:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$61,279,492	$62,031,034	4.92%
Greater than one year and less than or equal to five years	8,855,191	8,698,829	2.53%	35,583,940	36,517,583	2.19%	465,361,086	465,420,736	1.20%
Greater than five years and less than or equal to ten years	1,130,350,078	1,122,059,484	3.39%	17,885,541	16,863,775	5.33%	602,483,200	599,969,280	2.21%
Greater than ten years	8,766,902	8,705,955	4.11%	-	-	-	304,397,767	295,811,581	5.71%
Total	$1,147,972,171	$1,139,464,268	3.39%	$53,469,481	$53,381,358	2.70%	$1,433,521,545	$1,423,232,631	2.18%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

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

(2) For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the year ended December 31, 2015, the Company sold 70 securities for total proceeds of $762.0 million, recording realized gains of $12.7 million and realized losses of $4.9 million. For the year ended December 31, 2014, the Company sold 50 securities for total proceeds of $872.7 million, recording realized gains of $14.4 million and realized losses of $4.3 million. For the year ended December 31, 2013, the Company sold 166 securities for total proceeds of $3.6 billion, recording realized gains of $17.5 million and realized losses of $72.5 million, inclusive of related tax expenses.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company invests in credit sensitive commercial real estate assets through affiliated entities, and has applied the equity method of accounting for such investments. As of December 31, 2015, the investments had a fair market value of $62.2 million and a weighted average yield of 11.32%. The underlying entities financed the acquisition of certain investments with repurchase agreements. As of December 31, 2015, the repurchase agreement balance, collateral pledged, and rate were $18.6 million, $25.4 million and 3.00%, respectively. As of December 31, 2014, the investments had a fair market value of $42.0 million and a weighted average yield of 12.13%. As of December 31, 2014, the repurchase agreement balance, collateral pledged, and rate were $21.3 million, $28.4 million and 3.00%, respectively. The Company has presented these investments and any related repurchase financing net on the consolidated balance sheet in the “Investments in affiliates, net” line item, and all income statement components on the consolidated statement of operations within “Equity in earnings/(loss) from affiliates.”

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

For the year ended December 31, 2015, the underlying affiliated entities recognized $1.7 million of OTTI on certain investments held, which is included in the “Equity in earnings/(loss) from affiliates” line item on the consolidated statement of operations. The underlying affiliated entities recorded the $1.7 million of OTTI due to an adverse change in cash flows on certain investments, where the fair values of the investments were less than their carrying amounts. The $1.7 million related to investments where OTTI was not previously recognized. No OTTI was recorded on investments held through affiliated entities for the years ended December 31, 2014 or December 31, 2013.

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

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of December 31, 2015 and December 31, 2014, the resecuritized asset had an aggregate principal balance of $40.0 million and $50.9 million, respectively. As of December 31, 2015 and December 31, 2014, the resecuritized asset had an aggregate fair value of $37.1 million and $47.6 million, respectively. As of December 31, 2015 and December 31, 2014, the principal balance of the consolidated tranche was $30.4 million and $40.7 million, respectively. As of December 31, 2015 and December 31, 2014, the fair market value of the consolidated tranche was $30.0 million and $39.8 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of December 31, 2015 and December 31, 2014, the aggregate security has a weighted average coupon of 5.32% and 5.50%, respectively, and a weighted average yield of 6.14% and 5.14%, respectively. As of December 31, 2015, and December 31, 2014, the Company has recorded secured financing of $30.0 million and $39.8 million, respectively, on the consolidated balance sheet in the “Securitized debt” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of December 31, 2015 and December 31, 2014, the consolidated tranche had a weighted average life of 4.04 years and 3.40 years, respectively and a weighted average yield of 3.67% and 3.75%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2015:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$78,834,774	$(24,413,319)	$54,421,455	$2,658,772	$-	$57,080,227	5.46%	8.70%	5.58

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

The table below summarizes the distribution of the Company’s residential mortgage loans at fair value.

	December 31, 2015		December 31, 2014
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$43,152,987	$56,424,387	$68,581,824	$89,493,175
Non-Performing	13,927,240	22,410,387	16,508,035	30,389,661
	$57,080,227	$78,834,774	$85,089,859	$119,882,836

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

For the year ended December 31, 2015, the Company recognized $0.6 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.6 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. The $0.6 million related to non-performing and re-performing loan pools with unpaid principal balances of $18.7 and $23.7 million, respectively, and average fair market values of $12.5 and $31.4 million, respectively, where OTTI was not previously recognized. The Company recognized $0.4 million and $0.5 million of interest income on certain non-performing and re-performing loan pools, respectively, during the time within the year ended December 31, 2015 that OTTI was taken. No OTTI was recorded on loans for the years ended December 31, 2014 or December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	December 31, 2015	December 31, 2014
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	95%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:

Representing 5% or more of fair value:
New York	20%	16%
California	9%	11%
Florida	6%	8%
Maryland	5%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Beginning Balance	$38,008,263	$-	$-
Additions	-	38,295,030	-
Accretion	(5,801,933)	(3,739,798)	-
Reclassifications from/(to) non-accretable difference	4,403,604	4,274,831	-
Disposals	(12,393,296)	(821,800)	-
Ending Balance	$24,216,638	$38,008,263	$-

As of December 31, 2015, the Company’s residential mortgage loan portfolio is comprised of 392 conventional loans with original loan balances between $9,000 and $1.1 million.

For the year ended December 31, 2015, the Company sold 135 loans for total proceeds of $23.3 million, recording realized gains of $1.9 million. The Company did not sell any loans for the years ended December 31, 2014 or December 31, 2013.

Commercial Loans

The following table presents the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s commercial loan portfolio on December 31, 2015.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date (7)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(70,981)	$29,929,019	$70,981	$-	$30,000,000	6.52%	8.50%	0.44	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(38,441)	32,761,559	38,441	-	32,800,000	5.02%	5.72%	0.52	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(29,607)	9,970,393	29,607	-	10,000,000	13.50%	16.13%	1.19	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(139,029)	$72,660,971	$139,029	$-	$72,800,000	6.80%	8.30%	0.58

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio on December 31, 2014.

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

During the years ended December 31, 2015, and December 31, 2014, the Company recorded $0.4 million, and $0.2 million of discount accretion, respectively.

During year ended December 31, 2013, the Company recorded $0.2 million of discount accretion on commercial loans that it sold by year end.

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

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating a VIE created with the SPE which was used to facilitate the transaction. The Company categorizes the fair value measurement of the consolidated tranche as Level 2.

As a condition to membership in the FHLBC, members are required to purchase and hold a certain amount of FHLBC stock, which is considered a non-marketable, long-term investment. Because this stock can only be transacted at its par value, and only to the FHLBC, cost approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3. As part of the Final Ruling mentioned previously, the Company will have to sell back its FHLBC stock as it begins to unwind its FHLBC Advances.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2015:

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$820,137,292	$-	$820,137,292
Fixed Rate CMO	-	78,025,512	-	78,025,512
ARM	-	249,809,367	-	249,809,367
Interest Only	-	53,469,481	-	53,469,481
Credit Investments:
Non-Agency RMBS	-	772,579,324	451,677,960	1,224,257,284
Non-Agency RMBS Interest Only			5,553,734	5,553,734
ABS	-	-	54,761,837	54,761,837
CMBS	-	43,846,556	91,024,418	134,870,974
CMBS Interest Only	-	-	14,077,716	14,077,716
Residential mortgage loans	-	-	57,080,227	57,080,227
Commercial loans	-	-	72,800,000	72,800,000
U.S. Treasury securities	223,434,922	-	-	223,434,922
Excess mortgage servicing rights	-	-	425,311	425,311
Derivative assets	-	1,755,467	-	1,755,467
FHLBC stock	-	-	8,015,900	8,015,900
Total Assets Carried at Fair Value	$223,434,922	$2,019,622,999	$755,417,103	$2,998,475,024

Liabilities:
Securitized debt	$-	$(30,046,861)	$-	$(30,046,861)
Derivative liabilities	-	(6,863,770)	-	(6,863,770)
Total Liabilities Carried at Fair Value	$-	$(36,910,631)	$-	$(36,910,631)

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2014:

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
20 Year Fixed Rate	$-	$133,742,870	$-	$133,742,870
30 Year Fixed Rate	-	1,036,024,019	-	1,036,024,019
Fixed Rate CMO	-	90,775,375	-	90,775,375
ARM	-	427,537,367	-	427,537,367
Interest Only	-	120,235,115	-	120,235,115
Credit Investments:
Non-Agency RMBS	-	684,841,649	455,236,279	1,140,077,928
ABS	-	-	66,693,243	66,693,243
CMBS	-	55,051,429	39,343,274	94,394,703
CMBS Interest Only	-	-	6,125,949	6,125,949
Residential mortgage loans	-	-	85,089,859	85,089,859
Commercial loans	-	-	72,800,000	72,800,000
Excess mortgage servicing rights	-	-	628,367	628,367
Linked transactions	-	21,612,360	5,082,731	26,695,091
Derivative assets	-	11,382,622	-	11,382,622
Total Assets Carried at Fair Value	$-	$2,581,202,806	$730,999,702	$3,312,202,508

Liabilities:
Securitized debt	$-	$(39,777,914)	$-	$(39,777,914)
Derivative liabilities	-	(8,608,209)	-	(8,608,209)
Total Liabilities Carried at Fair Value	$-	$(48,386,123)	$-	$(48,386,123)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2015 and December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended
December 31, 2015

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions	FHLBC Stock
Beginning balance	$455,236,279	$-	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731	$-
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-
Purchases	215,895,977	5,534,431	8,926,755	68,226,218	9,096,499	-	-	-	-	8,015,900
Reclassification of security type (2)	24,129,591	-	-	-	-	-	-	-	(5,082,731)	-
Proceeds from sales	(59,975,910)	-	(18,955,475)	(13,870,892)	-	(23,267,693)	-	-	-	-
Proceeds from settlement	(211,879,760)	-	(1,715,676)	(2,262,727)	-	(6,029,735)	-	(189,401)	-	-
Total net gains/(losses) (3)
Included in net income	7,963,516	19,303	(187,010)	(411,455)	(1,144,732)	1,287,796	-	(13,655)	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-
Ending Balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$-	$8,015,900

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2015 (4)	$7,561,408	$19,303	$(312,250)	$(545,113)	$(1,144,732)	$(7,094)	$-	$35,729	$-	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Primarily represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$6,487,130
Net realized gain/(loss)	1,026,633
Total	$7,513,763

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$5,607,251

Year Ended
December 31, 2014

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$309,840,562	$71,344,784	$23,972,043	$6,324,735	$-	$-	$-	$14,723,169
Transfers (1):
Transfers into level 3	-	-	-	-	-	-		-
Transfers out of level 3	-	-	-	-	-	-		-
Purchases	449,980,502	67,489,710	22,068,216	-	84,678,576	72,084,833	730,146	1,856,433
Reclassification of security type (2)	26,752,863	-	-	-	-	-		(4,219,811)
Proceeds from sales	(96,960,392)	(45,409,687)	(5,586,445)	-		-	-	(16,364,916)
Proceeds from settlement	(241,145,912)	(26,704,044)	(2,130,834)		(2,250,087)	-	(101,779)	7,307,909
Total net gains/(losses) (3)
Included in net income	6,768,656	(27,520)	1,020,294	(198,786)	2,661,370	715,167	-	1,779,947
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$455,236,279	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2014 (4)	$2,887,993	$(378,408)	$205,360	$(198,786)	$2,522,554	$742,747	$-	$763,744

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$1,779,947
Unrealized gain/(loss) on real estate securities and loans, net	6,617,905
Net realized gain/(loss)	4,321,276
Total	$12,719,128

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Income/(loss) from linked transactions, net	$763,744
Unrealized gain/(loss) on real estate securities and loans, net	5,781,460
Total	$6,545,204

During the year ended December 31, 2015, the Company transferred a $20.3 million Non-Agency RMBS into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820 as this security exhibited indications of reduced levels of market transparency. Examples of such indications include a reduction in observable transactions or executable quotes involving this security or similar securities. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods. The Company did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the year ended December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2015 and December 31, 2014:

Asset Class	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$451,677,960	Discounted Cash Flow	Yield	0.81% - 16.11% (5.82%)
			Projected Collateral Prepayments	0.00% - 20.00% (6.36%)
			Projected Collateral Losses	0.00% - 38.00% (10.27%)
			Projected Collateral Severities	0.00% - 88.08% (31.22%)
Non-Agency RMBS Interest Only	$5,553,734	Discounted Cash Flow	Yield	10.59% - 11.40% (10.70%)
			Projected Collateral Prepayments	25.00% - 25.00% (25.00%)
			Projected Collateral Losses	1.00% - 1.00% (1.00%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
ABS	$54,761,837	Discounted Cash Flow	Yield	2.44% - 7.57% (5.62%)
			Projected Collateral Prepayments	20.00% - 100.00% (79.96%)
			Projected Collateral Losses	0.00% - 8.30% (6.06%)
			Projected Collateral Severities	0.00% - 50.00% (10.98%)
CMBS	$91,024,418	Discounted Cash Flow	Yield	3.94% - 16.87% (5.83%)
			Projected Collateral Prepayments	0.00% - 20.00% (0.37%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS Interest Only	$14,077,716	Discounted Cash Flow	Yield	5.78% - 7.28% (6.67%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$57,080,227	Discounted Cash Flow	Yield	6.27% - 38.49% (8.70%)
			Projected Collateral Prepayments	3.42% - 7.41% (6.54%)
			Projected Collateral Losses	6.32% - 12.26% (10.17%)
			Projected Collateral Severities	28.10% - 37.47% (34.05%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Yield	5.72% - 16.13% (8.30%)
			Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$425,311	Discounted Cash Flow	Yield	5.49% - 11.51% (6.33%)
FHLBC stock	$8,015,900	**	Yield	4.00% - 4.00% (4.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2015.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$455,236,279	Discounted Cash Flow	Yield	0.29% - 35.48% (5.30%)
			Projected Collateral Prepayments	0.00% - 12.00% (3.21%)
			Projected Collateral Losses	0.00% - 35.00% (13.07%)
			Projected Collateral Severities	0.00% - 80.00% (36.04%)
ABS	$66,693,243	Discounted Cash Flow	Yield	4.62% - 7.95% (5.55%)
			Projected Collateral Prepayments	20.00% - 100.00% (88.56%)
			Projected Collateral Losses	0.00% - 8.30% (5.13%)
			Projected Collateral Severities	0.00% - 50.00% (7.15%)
CMBS	$39,343,274	Discounted Cash Flow	Yield	4.80% - 10.52% (6.34%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS Interest Only	$6,125,949	Discounted Cash Flow	Yield	5.72% - 5.78% (5.73%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$85,089,859	Discounted Cash Flow	Yield	5.60% - 23.67% (8.90%)
			Projected Collateral Prepayments	1.98% - 8.36% (6.44%)
			Projected Collateral Losses	4.47% - 9.64% (6.20%)
			Projected Collateral Severities	20.93% - 41.94% (27.65%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Yield	6.15% - 15.77% (8.55%)
			Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage**	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$628,367	Discounted Cash Flow	Yield	9.09% - 12.52% (9.78%)
Linked Transactions*	$5,082,731	Discounted Cash Flow	Yield	4.49% - 6.45% (5.50%)
			Projected Collateral Prepayments	3.00% - 12.00% (6.94%)
			Projected Collateral Losses	4.00% - 14.00% (8.09%)
			Projected Collateral Severities	42.00% - 60.00% (52.87%)

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

6. Repurchase Agreements and FHLBC Advances

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, and certain securities as collateral under FHLBC Advances with the FHLBC, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involve loan advances made to the Company by the FHLBC in exchange for real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” Generally, FHLBC Advances collateralized by Agency RMBS typically allow for lower effective “haircuts” than those required under the Company’s repurchase agreements. Repurchase agreements and FHLBC Advances entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements and FHLBC Advances approximates fair value. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements and FHLBC Advances disclosed in the tables below represent the Company’s fair value which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency whole-pool RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January 2016, the FHFA issued the Final Ruling, which expressly excludes MITT Insurance from being eligible for membership in the FHLBC. Refer to Note 2 for more detail.

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2015:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,052,983,000	1.43%	15.4%	$1,268,366,695	$1,256,686,536	$4,308,583
31-60 days	245,124,000	1.23%	11.8%	281,093,633	280,893,609	887,640
61-90 days	76,739,000	1.98%	21.1%	98,349,611	97,456,598	222,769
Greater than 90 days	364,352,658	1.57%	9.4%	431,942,111	425,617,273	1,315,462
Total / Weighted Average	$1,739,198,658	1.46%	13.9%	$2,079,752,050	$2,060,654,016	$6,734,454

The following table presents certain information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2014:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,969,873,000	0.75%	10.4%	$2,205,969,794	$2,174,485,394	$6,903,437
31-60 days	220,953,000	1.11%	12.2%	253,788,749	249,993,183	816,574
61-90 days	51,090,128	1.26%	13.1%	60,149,910	58,111,076	171,277
Greater than 90 days	329,966,102	1.84%	17.7%	416,125,338	408,496,220	1,105,242
Total / Weighted Average	$2,571,882,230	0.93%	11.5%	$2,936,033,791	$2,891,085,873	$8,996,530

The following table presents certain information regarding the Company’s FHLBC Advances secured by Agency RMBS as of December 31, 2015:

	FHLBC Advances			Financial Instruments Pledged
FHLBC Advances Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$186,449,500	0.36%	0.2%	$187,002,677	$186,972,618	$550,689
31-60 days	39,750,000	0.44%	2.7%	40,857,352	40,726,086	115,211
61-90 days	170,694,500	0.49%	0.3%	176,322,379	174,577,627	471,330
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$396,894,000	0.42%	0.5%	$404,182,408	$402,276,331	$1,137,230

The Company had no FHLBC Advances as of December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2015:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut (1)	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	50,606,302	2.93%	3.18%	N/A	50,686,922	48,426,156	53,074
Total / Weighted Average	$50,606,302	2.93%	3.18%	N/A	$50,686,922	$48,426,156	$53,074

(1) As of December 31, 2015, the Company had a total of $74.0 million of collateral pledged, comprised of $50.7 million of financial instruments and $23.3 million of cash from loan sales, which at December 31, 2015 was held by the Company's broker. The haircut based on total collateral pledged is 31.1% as of December 31, 2015.

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2014:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	50,573,718	2.93%	3.08%	31.1%	73,407,869	73,084,817	709,585
Total / Weighted Average	$50,573,718	2.93%	3.08%	31.1%	$73,407,869	$73,084,817	$709,585

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in commercial mortgage loans as of December 31, 2015:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	42,796,000	2.67%	3.62%	31.8%	62,800,000	62,690,578	941,247
Total / Weighted Average	$42,796,000	2.67%	3.62%	31.8%	$62,800,000	$62,690,578	$941,247

The following table presents certain information regarding the Company’s repurchase agreements secured by commercial mortgage loans as of December 31, 2014:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	22,500,000	2.50%	2.83%	64.2%	62,800,000	62,370,168	533,832
Total / Weighted Average	$22,500,000	2.50%	2.83%	64.2%	$62,800,000	$62,370,168	$533,832

The following table presents certain information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of December 31, 2015.

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$202,362,500	0.42%	0.57%	$203,520,859	$205,763,477	$693,430
30 days or less	-	-	-	-	-	-
31-60 days	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$202,362,500	0.42%	0.57%	$203,520,859	$205,763,477	$693,430

The Company did not hold any positions in U.S. Treasury securities on December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Although repurchase agreements and FHLBC Advances are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral to fund margin calls. Refer to Note 7 for details on collateral posted /received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements and FHLBC Advances on December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Fair Value of investments pledged as collateral under repurchase agreements and FHLBC advances:
Agency RMBS (1)	$1,128,962,588	$1,684,021,261
Non-Agency RMBS	1,157,357,871	1,088,398,641
ABS	54,761,837	66,693,243
CMBS	142,852,162	96,920,646
Residential Mortgage Loans	50,686,922	73,407,869
Commercial Mortgage Loans	62,800,000	62,800,000
U.S. Treasury Securities	203,520,859	-
Cash pledged (i.e., restricted cash) as collateral under repurchase agreements	16,662,156	13,374,600
Total collateral pledged under Repurchase agreements and FHLBC advances	$2,817,604,395	$3,085,616,260

(1) Collateral for FHLBC advances consist solely of Agency RMBS

The following table presents the Company’s total borrowings under repurchase agreements and FHLBC Advances broken out by investment type on December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Repurchase agreements secured by:
Agency RMBS	$676,679,000	$1,583,911,000
Non-Agency RMBS	914,276,658	860,019,230
ABS	43,544,000	52,993,000
CMBS	104,699,000	74,959,000
Residential Mortgage Loans	50,606,302	50,573,718
Commercial Mortgage Loans	42,796,000	22,500,000
U.S. Treasury Securities	202,362,500	-
FHLBC advances secured by:
Agency RMBS	396,894,000	-
Gross Liability for Repurchase agreements and FHLBC advances	$2,431,857,460	$2,644,955,948

The following table presents both gross information and net information about repurchase agreements and FHLBC Advances eligible for offset in the consolidated balance sheet as of December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,034,963,460	$-	$2,034,963,460	$2,034,963,460	$-	$-
FHLBC advances	396,894,000	-	396,894,000	396,894,000	-	-
Total	$2,431,857,460	$-	$2,431,857,460	$2,431,857,460	$-	$-

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

The Company had no FHLBC Advances as of December 31, 2014.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company seeks to transact with several different financing counterparties in order to reduce the exposure to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such counterparties. As of December 31, 2015 and December 31, 2014 the Company had 38 and 34 financing counterparties, under which it had outstanding debt with 21 and 22 counterparties on a GAAP basis, respectively.

On December 31, 2015 the following table reflects amounts at risk under its repurchase agreement borrowings and FHLBC Advances greater than 5% of the Company’s equity with any counterparty, excluding repurchase agreements through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

On December 31, 2014, the following table reflects amounts at risk under the Company’s repurchase agreements greater than 5% of its equity with any counterparty, excluding repurchase agreements accounted for as linked transactions and repurchase agreements through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$92,478,572	509	13%
Credit Suisse Securities, LLC	85,479,003	117	12%
JP Morgan Securities, LLC	51,502,631	168	7%
Merrill Lynch, Pierce, Fenner & Smith Incorporated	42,082,013	13	6%
Goldman, Sachs & Co.	32,078,210	18	4%

In addition to the amount at risk in the table above, on December 31, 2014, the Company had repurchase agreements with Credit Suisse Securities, LLC, JP Morgan Securities, LLC and Goldman, Sachs & Co. determined to be linked. The amount at risk including linked transactions is $88.3 million, $52.8 million and $39.2 million, respectively, with weighted average maturities of 114 days, 165 days, and 16 days, respectively, representing approximately 12%, 7%, and 5% of stockholders’ equity, respectively.

On April 13, 2015, the Company, AG MIT LLC and AG MIT CMO, LLC, each a subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance AG MIT’s or AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency Securities. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of December 31, 2015, the Company had $102.3 million of debt outstanding under this facility.

On February 27, 2015, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Three of the Master Repurchase Agreement and Securities Contract, (as so amended, the “WFB1 Repurchase Agreement”) with Wells Fargo Bank to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 26, 2016 and a facility termination date of February 27, 2017. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. At the request of the Company, Wells Fargo may grant a one year extension of the facility termination date. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal Agreement. As of December 31, 2015, the Company had $50.6 million of debt outstanding under the WFB1 Repurchase Agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”), with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to satisfaction of certain terms of the extensions. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. Under the CREL Repurchase Agreement, Wells Fargo’s recourse against the Company and AG MIT, LLC in the event of a default is limited to $80 million.

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, delivered by the Company and AG MIT to Wells Fargo (the “Guarantee”), and the Fee and Pricing Letter, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that could be borrowed under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the Repurchase Agreement totaled approximately $42.8 million. The Company records its financing at cost, which approximates its estimated fair value. As of December 31, 2015, the Company had $42.8 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal Agreement.

The Company’s MRAs and loan agreements with the FHLBC generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA or loan agreement with the FHLBC, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

As discussed in Note 2, for any transactions determined to be linked, the initial transfer and repurchase financing will be recorded as a forward commitment to purchase assets. On December 31, 2014, the Company had repurchase agreements of $113.4 million that were accounted for as linked. These linked repurchase agreements are not included in the above tables. There were no linked transactions as of December 31, 2015. See Note 7 for details.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company may also enter into non-derivative instruments to manage interest rate risk, including Agency interest only securities and long and short positions in U.S. Treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location on December 31, 2015 and December 31, 2014.

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(6,722,170)	$(8,608,209)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	1,755,467	9,902,151
TBAs	Non-Hedge	Derivative liabilities, at fair value	(141,600)	-
TBAs	Non-Hedge	Derivative assets, at fair value	-	1,480,471
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	223,434,922	-
Linked transactions	Non-Hedge	Linked transactions, net, at fair value	-	26,695,091

The following table summarizes information related to derivatives:

Non-hedge derivatives held long/(short):	December 31, 2015	December 31, 2014
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$969,000,000	$1,441,000,000
Notional amount of Receive Fix/Pay Float Interest Rate Swap Agreements	-	(5,000,000)
Net notional amount of TBAs	75,000,000	225,000,000
Notional amount of long positions on U.S. Treasuries	226,000,000	-
Notional amount of Linked Transactions (1)	-	150,836,900

(1) Represents the current face of the securities comprising linked transactions as of December 31, 2014.

The following table summarizes gains/(losses) related to derivatives:

		Year Ended	Year Ended	Year Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	December 31, 2015	December 31, 2014	December 31, 2013
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(8,018,902)	$(52,615,387)	$88,918,362
Interest rate swaps, at fair value	Net realized gain/(loss)	(11,728,954)	(3,458,409)	(10,617,785)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	(82,102)	82,102
Swaptions, at fair value	Net realized gain/(loss)	-	(546,750)	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(1,622,070)	1,480,471	137,695
TBAs	Net realized gain/(loss)	1,909,844	5,500,859	(310,329)
IO Index, at fair value	Net realized gain/(loss)	-	(1,770,548)	-
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	38,774	(38,774)
MBS Options, at fair value	Net realized gain/(loss)	-	19,531	-
Linked transactions	Income/(loss) from linked transactions, net	-	12,503,516	5,610,609
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(2,588,711)	-	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	(5,284,258)	-	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	(12,935)	12,935
Short positions on U.S. Treasuries	Net realized gain/(loss)	(3,013,867)	(1,407,255)	(24,359)

(1) For the year ended December 31, 2015, gains and losses from purchases and sales of TBAs consisted of $2.2 million, of net TBA dollar roll net interest income, and net losses of $1.9 million, due to price changes. For the year ended December 31, 2014, gains and losses from purchases and sales of TBAs consisted of $3.5 million, of net TBA dollar roll net interest income, and net gains of $3.5 million, due to price changes. The Company did not have any TBA dollar roll transactions for the year ended December 31, 2013.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (1)
Interest Rate Swaps	$3,195,522	$-	$3,195,522	$-	$1,820,022	$1,375,500
Total Derivative Assets	$3,195,522	$-	$3,195,522	$-	$1,820,022	$1,375,500

Derivative Liabilities (2)
Interest Rate Swaps	$(5,351,711)	$-	$(5,351,711)	$-	$(5,351,711)	$-
TBAs	(141,600)	-	(141,600)	(141,600)	-	-
Total Derivative Liabilities	$(5,493,311)	$-	$(5,493,311)	$(141,600)	$(5,351,711)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $3,195,522 less accrued interest of $1,440,055 for a total of $1,755,467.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $(5,493,311) plus accrued interest of $(1,370,459) for a total of $(6,863,770).

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

The Company has the ability to post cash or securities as collateral on its derivative instruments. The Company may receive cash as collateral on its derivative instruments. On December 31, 2015, the Company had real estate securities with a fair value of $4.9 million and $15.3 million of cash pledged as collateral against certain derivatives. The Company had $1.8 million of cash received as collateral against certain derivatives. On December 31, 2014, the Company had real estate securities with a fair value of $7.2 million and $21.1 million of cash pledged as collateral against certain derivatives. The Company had $3.9 million of cash received as collateral against certain derivatives. The Company pledged assets accounted for within linked transactions with a fair value of $139.6 million as collateral against the related linked repurchase agreements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

The following table presents information about the Company’s interest rate swaps as of December 31, 2014:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$80,000,000	0.86%	0.27%	2.68
2018	210,000,000	1.05%	0.23%	3.26
2019	350,000,000	1.39%	0.23%	4.59
2020	440,000,000	1.61%	0.23%	5.24
2022	50,000,000	1.69%	0.23%	7.68
2023	278,000,000	2.43%	0.23%	8.52
2024	38,000,000	2.75%	0.23%	9.18
Total/Wtd Avg	$1,446,000,000	1.62%	0.24%	5.47

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if the delivery of the Agency security and settlement extends beyond the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery or receipt of the security will occur (referred to as the “regular-way” exception). Our maximum exposure to loss represents the net payable amount until the settlement date. As of December 31, 2015, our maximum exposure to loss on TBAs is $77.5 million. As of December 31, 2014, the Company’s maximum exposure to loss on TBAs was $235.2 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s TBAs for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

For the Year Ended December 31, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$1,092,000,000	$(1,242,000,000)	$75,000,000	$77,361,330	$(77,502,930)	$-	$(141,600)
TBAs - Short	$-	$254,000,000	$(254,000,000)	$-	$-	$-	$-	$-

For the Year Ended December 31, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$1,081,000,000	$(856,000,000)	$225,000,000	$236,720,705	$(235,240,234)	$1,480,471	$-
TBAs - Short	$-	$751,000,000	$(751,000,000)	$-	$-	$-	$-	$-

For the Year Ended December 31, 2013
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$40,000,000	$715,000,000	$(755,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$1,402,000,000	$(1,402,000,000)	$-	$-	$-	$-	$-

Linked Transactions

In June 2014, the FASB issued final guidance for repurchase financings, ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. ASU 2014-11 also requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The accounting changes were effective for public business entities for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents certain information related to the securities accounted for as a part of linked transactions for the year ended December 31, 2014:

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

The following table presents certain information related to the securities accounted for as a part of linked transactions for the period ended December 31, 2013:

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

As of December 31, 2015, December 31, 2014, and December 31, 2013 the Company’s outstanding warrants, unvested shares of restricted common stock and restricted stock units were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Outstanding warrants	1,007,500	1,007,500	1,007,500
Unvested restricted stock previously granted to the Manager	-	-	10,064
Unvested restricted stock units previously granted to the Manager	40,006	60,000	-
Unvested restricted stock previously granted to the independent directors	-	-	2,500

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$349,121	$95,926,152	$(45,048,052)

Denominator:
Basic weighted average common shares outstanding	28,398,718	28,379,782	28,022,565
Dilutive effect of restricted stock units	11,190	44,386	-
Dilutive weighted average common shares outstanding	28,409,908	28,424,168	28,022,565

Basic Earnings/(Loss) Per Share of Common Stock:	$0.01	$3.38	$(1.61)
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.01	$3.37	$(1.61)

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive was 316 shares of restricted stock granted to directors and 45,736 warrants for the year ended December 31, 2013.

The following tables detail our common stock dividends during the years ended December 31, 2015, 2014 and 2013:

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

2013
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2013	3/18/2013	4/26/2013	$0.80
6/6/2013	6/18/2013	7/26/2013	0.80
9/9/2013	9/19/2013	10/28/2013	0.60
12/5/2013	12/18/2013	1/27/2014	0.60

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail our preferred stock dividends during the years ended December 31, 2015, 2014 and 2013:

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

2013
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2013	2/28/2013	3/18/2013	$0.51563
8.25% Series A	5/14/2013	5/31/2013	6/17/2013	0.51563
8.25% Series A	8/15/2013	8/30/2013	9/17/2013	0.51563
8.25% Series A	11/14/2013	11/29/2013	12/17/2013	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2013	2/28/2013	3/18/2013	$0.50
8.00% Series B	5/14/2013	5/31/2013	6/17/2013	0.50
8.00% Series B	8/15/2013	8/30/2013	9/17/2013	0.50
8.00% Series B	11/14/2013	11/29/2013	12/17/2013	0.50

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

For the years ended December 31, 2015, and 2014, the Company elected to satisfy the REIT distribution requirements in part with a dividend paid in 2016, and 2015, respectively. In conjunction with this, the Company accrued an excise tax of $1.7 million, and $1.7 million, respectively, which is included in the “Taxes payable” line item on the consolidated balance sheet.

The Company files tax returns in several U.S. jurisdictions. There are no ongoing U.S. federal, state and local tax examinations.

The Company elected to treat certain domestic subsidiaries as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business.

A domestic TRS is subject to federal, state and local corporate income taxes. During the year ended December 31, 2013, the Company recognized an income tax expense of $3.0 million related to the income and sale of investments held within the Company’s domestic TRSs.

The Company elected to treat one of its foreign subsidiaries as a TRS and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013 all income distributed was in the form of common and preferred dividends and was characterized as ordinary income.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2015, 2014 or 2013. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2015 and December 31, 2014, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company incurred management fees of $10.0 million, $10.1 million and $10.7 million, respectively.

Termination fee

The termination fee, payable for the Company’s termination of the management agreement without cause or the Manager’s termination of the management agreement upon a default in the performance of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2015, December 31, 2014, and December 31, 2013, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Expense reimbursement

The Company is required to reimburse the Manager for operating expenses related to the Company that are either incurred by the Manager, on or behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. However, expenses are evaluated in accordance with its policy. The reimbursement is subject to an annual budget process which combines guidelines found in the Management Agreement with oversight by the Company’s board of directors. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing the Company’s chief financial officer, general counsel and other employees as further described below.

The Company will reimburse the Manager or its affiliates for the allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of his time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of his time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business. For the year ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company expensed in to Other operating expenses $7.1 million, $6.9 million, and $6.5 million, respectively, of reimbursable expenses payable to the Manager. The manager did not waive any expense reimbursements for the years ended December 31, 2015, December 31, 2014 or December 31, 2013.

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

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of December 31, 2015, 142,226 shares of common stock were available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. In an event of termination of the management agreement, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On July 1, 2015, approximately 20,000 restricted stock units vested. As of December 31, 2015, approximately 40,000 restricted stock units remained outstanding.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the year ended December 31, 2015:

	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	82,426	19.37
Granted (1)	6,916	17.34
Cancelled/forfeited	-	-
Unrestricted	(19,994)	17.45
Outstanding at end of year	69,348	19.72
Unvested at end of year	40,006	18.86

(1) The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the year ended December 31, 2014:

	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	30,376	20.25
Granted (1)	67,796	18.68
Cancelled/forfeited	-	-
Unrestricted	(15,746)	18.10
Outstanding at end of year	82,426	19.37
Unvested at end of year	60,000	18.86

(1) The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date.

The following table presents information with respect to the Company’s restricted stock for the year ended December 31, 2013:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	36,728	20.14
Granted (1)	7,064	20.35
Cancelled/forfeited	-	-
Unrestricted	(13,416)	20.00
Outstanding at end of year	30,376	20.25
Unvested at end of year	12,564	20.12

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, 26,910, 20,360 and 21,980 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2015, the Company had unrecognized compensation expense of $0.3 million related to restricted stock units. The total fair value of restricted shares and units vested for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was approximately $0.5 million, $0.4 million and $0.4 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense on December 31, 2015 is expected to be recognized over a weighted average period of 12 months.

The Company capitalized equity based compensation expense of $0.3 million, $0.4 million and $0.4 million during years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, associated with the amortization of restricted stock and restricted stock units.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments in affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which also hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by the Manager, in such entities and has applied the equity method of accounting for such investments. These assets include investments in unguaranteed portions of CMBS issued by a GSE and secured by mortgages on multifamily properties. These assets also include an investment in a portfolio of non-performing single-family mortgage loans acquired through a competitive auction conducted by a GSE. Our maximum exposure to loss with respect to these investments is generally equal to the amount that we invested. Refer to Note 3 for more detail.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home plans to originate conforming, FHA, Jumbo and non-QM residential mortgage loans and will be led by an external management team (the “Management Team”). The Board of Managers of Arc Home will consist of three (3) members appointed by the Company and certain affiliates of the Company and two (2) members appointed by the Management Team. The Company’s investment in Arc Home is reflected on the “Investments in affiliates” line item on its consolidated balance sheet and has a fair value of $(0.3) million on December 31, 2015.

Transactions with affiliates

In July 2015, the Company completed an arm’s-length investment purchase at fair value. Certain entities managed by an affiliate of the Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party (“Third Party”). The Joint Venture owns certain multi-family properties whose mortgages form part of the collateral of a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches is reflected on the “Investments in Affiliates” line item on the consolidated balance sheet and has a combined fair value of $7.6 million on December 31, 2015.

The Company, with other investors managed by an affiliate of the Manager (collectively, “Related Parties”), completed two arm’s-length transactions in May and July of 2015. Each transaction consisted of a securitization of seasoned, fixed-rate and adjustable-rate, non-performing and re-performing mortgage loans secured by first or second liens on one- to four-family properties or cooperative shares and real estate owned. The Company obtained third party pricing for each transaction. The assets contributed to the securitization were previously held within two private securitizations. The first transaction occurred in May 2015, in which the Company held a 10.00% and 0.00% ownership interest in the assets contributed to the securitization. The remaining interests were owned by certain of the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $3.0 million on December 31, 2015. The second transaction occurred in July 2015, in which the Company held a 7.50% and 0.00% ownership interest in the assets contributed to the securitization. The remaining interests were owned by certain of the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and has a fair value of $5.2 million on December 31, 2015.

In connection with the Company’s investments in residential loans and Securitized Whole Loans, the Company engages asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans, in each case, to the Asset Manager. For the year ended December 31, 2015, the fees paid by the Company to the Asset Manager totaled less than $120,000.

11. Equity

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. On May 6, 2015, the Company filed a new shelf registration statement, registering an amount of securities, including capital stock, available for issuance of $750.0 million. On December 31, 2015, approximately $750.0 million of the Company’s securities, including capital stock was available for issuance under the registration statement.

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of December 31, 2015, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million with the last sale settling on June 13, 2013. This equity distribution agreement is no longer available for our use after the expiration of our previous shelf registration statement in 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions). No warrants were exercised for the years ended December 31, 2015 and December 31, 2014. For the year ended December 31, 2013, warrants were exercised by the cashless exercise option, which resulted in the issuance of 20,101 shares of common stock. No proceeds were received in connection with the exercise of the cashless option. For the year ended December 31, 2013 warrants were exercised by the cash exercise option, which resulted in the issuance of 196,250 shares of common stock for proceeds to the Company of $4.0 million.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2015, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The authorization does not obligate the Company to acquire any particular amount of common stock. The Company is incorporated in the State of Maryland and under the laws of that state, shares of its own stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. As of December 31, 2015, the Company repurchased 126,715 shares of common stock at a total cost of approximately $1.7 million and at an average cost per share of $13.19. As of December 31, 2015, approximately $23.3 million of common stock remained authorized for future share repurchases under the Repurchase Program.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a summary of our common stock repurchases under the Repurchase Program for the year ended December 31, 2015.

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price per Share Paid (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3)
December 2015	126,715	$13.19	126,715	$23,328,521
Total	126,715	$13.19	126,715	$23,328,521

(1) Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.

(2) Includes brokerage commissions and clearing fees

(3) The maxmium dollar amount auhorized was $25.0 million.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant commitments and contingencies on December 31, 2015 and December 31, 2014.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

13. Subsequent Events

In January 2016, the Company’s newly formed mortgage banking platform, Arc Home, entered into a definitive agreement to acquire a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 47 states. Arc Home is currently working to secure approval of the acquisition from the GSEs, FHA, VA, Ginnie Mae and various state licensing authorities, which is required prior to closing the transaction.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 14. Quarterly Results (Unaudited)

Summarized quarterly results of operations were as follows:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Statement of Operations Data:
Net Interest Income
Interest income	$36,380,265	$37,278,271	$33,506,151	$34,108,727
Interest expense	7,514,178	7,574,429	8,506,994	7,634,768
	28,866,087	29,703,842	24,999,157	26,473,959

Other Income
Net realized gain/(loss)	(9,649,926)	(2,153,328)	(4,710,086)	(634,729)
Realized loss on periodic interest settlements of derivative instruments, net	(3,461,227)	(3,228,729)	(3,340,497)	(3,174,431)
Unrealized gain/(loss) on real estate securities and loans, net	11,259,718	(22,256,001)	7,238,103	(28,733,677)
Unrealized gain/(loss) on derivative and other instruments, net	(8,920,798)	5,798,988	(19,523,287)	10,464,596
	(10,772,233)	(21,839,070)	(20,335,767)	(22,078,241)

Expenses
Management fee to affiliate	2,507,090	2,502,091	2,481,816	2,480,290
Other operating expenses	3,077,998	3,285,942	3,390,191	2,602,513
Servicing fees	174,999	144,999	174,999	109,999
Equity based compensation to affiliate	76,680	36,738	51,069	-
Excise tax	375,000	375,000	375,000	375,000
	6,211,767	6,344,770	6,473,075	5,567,802

Income/(loss) before equity in earnings/(loss) from affiliates	11,882,087	1,520,002	(1,809,685)	(1,172,084)
Equity in earnings/(loss) from affiliates	881,355	320,442	1,512,037	684,383
Net Income/(Loss)	12,763,442	1,840,444	(297,648)	(487,701)

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$9,396,088	$(1,526,910)	$(3,665,002)	$(3,855,055)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.33	$(0.05)	$(0.13)	$(0.14)
Diluted	$0.33	$(0.05)	$(0.13)	$(0.14)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Statement of Operations Data:
Net Interest Income
Interest income	$34,142,740	$36,079,435	$36,197,633	$35,153,380
Interest expense	6,146,587	6,783,768	6,819,731	6,747,312
	27,996,153	29,295,667	29,377,902	28,406,068

Other Income
Net realized gain/(loss)	548,860	(1,826,360)	10,539,221	(5,623,767)
Income/(loss) from linked transactions, net	4,126,741	3,409,366	3,481,936	1,485,473
Realized loss on periodic interest settlements of derivative instruments, net	(6,307,857)	(5,773,644)	(5,260,449)	(4,919,237)
Unrealized gain/(loss) on real estate securities and loans, net	29,367,044	42,653,828	(19,457,277)	19,916,461
Unrealized gain/(loss) on derivative and other instruments, net	(19,180,715)	(23,917,820)	9,459,244	(17,616,139)
	8,554,073	14,545,370	(1,237,325)	(6,757,209)

Expenses
Management fee to affiliate	2,500,525	2,507,487	2,548,601	2,532,626
Other operating expenses	2,643,681	2,739,225	3,140,272	3,351,249
Servicing fees	-	162,717	157,016	191,786
Equity based compensation to affiliate	81,073	73,586	67,562	68,910
Excise tax	500,000	375,000	533,539	375,000
	5,725,279	5,858,015	6,446,990	6,519,571

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	30,824,947	37,983,022	21,693,587	15,129,288
Income tax benefit/(expense)	-	(92,795)	172,709	-
Equity in earnings/(loss) from affiliates	361,295	3,275,056	523,316	(474,857)
Net Income/(Loss)	31,186,242	41,165,283	22,389,612	14,654,431

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$27,818,888	$37,797,929	$19,022,258	$11,287,077

Earnings/(Loss) Per Share of Common Stock
Basic	$0.98	$1.33	$0.67	$0.40
Diluted	$0.98	$1.33	$0.67	$0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 in ensuring that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the company's internal control over financial reporting is effective as of December 31, 2015.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.	Exhibits:

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Manager Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

Exhibit No.	Description
*10.8

Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.14 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

February 26, 2016	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

February 26, 2016	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2016	By:	/s/ DAVID N. ROBERTS
David Roberts Director and Chief Executive Officer

February 26, 2016	By:	/s/ JONATHAN LIEBERMAN
Jonathan Lieberman Director, President and Chief Investment Officer

February 26, 2016	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Director

February 26, 2016	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg Director

February 26, 2016	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

February 26, 2016	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

February 26, 2016	By:	/s/ PETER LINNEMAN
Peter Linneman Director

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-K

December 31, 2015

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Manager Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

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

