Form 10-Q
period 2016-03-31
AG Mortgage Investment Trust, Inc.
filed 2016-05-06
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 28,171,240 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate securities, at fair value:
Agency - $1,085,517,634 and $1,133,899,693 pledged as collateral, respectively	$1,183,120,918	$1,201,441,652
Non-Agency - $1,112,048,620 and $1,157,357,871 pledged as collateral, respectively	1,158,092,784	1,229,811,018
ABS - $64,643,140 and $54,761,837 pledged as collateral, respectively	64,643,140	54,761,837
CMBS - $143,567,705 and $142,852,162 pledged as collateral, respectively	147,067,718	148,948,690
Residential mortgage loans, at fair value -$50,650,246 and $50,686,922 pledged as collateral, respectively	56,709,105	57,080,227
Commercial loans, at fair value - $62,800,000 pledged as collateral	84,800,000	72,800,000
U.S. Treasury securities, at fair value - $432,376,875 and $203,520,859 pledged as collateral, respectively	432,376,875	223,434,922
Investments in debt and equity of affiliates	40,450,755	43,040,191
Excess mortgage servicing rights, at fair value	383,843	425,311
Cash and cash equivalents	40,692,737	46,253,291
Restricted cash	44,053,892	32,200,558
Interest receivable	11,175,814	11,154,785
Derivative assets, at fair value	419,340	1,755,467
Other assets	15,959,515	16,064,115
Due from broker	1,108,986	24,904,168
Total Assets	$3,281,055,422	$3,164,076,232

Liabilities
Repurchase agreements	$2,556,916,200	$2,034,963,460
FHLBC advances	-	396,894,000
Securitized debt, at fair value	28,256,689	30,046,861
Loan participation payable, at fair value	1,800,000	-
Payable on unsettled trades	1,238,947	1,198,587
Interest payable	3,008,330	2,731,846
Derivative liabilities, at fair value	23,071,439	6,863,770
Dividend payable	13,423,355	13,496,139
Due to affiliates	4,273,803	4,407,051
Accrued expenses	1,696,903	2,074,628
Taxes payable	579,716	1,714,716
Due to broker	533,263	2,740,461
Total Liabilities	2,634,798,645	2,497,131,519

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,168,928 and 28,286,210 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	281,690	282,863
Additional paid-in capital	583,130,368	584,581,995
Retained earnings/(deficit)	(98,369,286)	(79,134,150)
Total Stockholders' Equity	646,256,777	666,944,713

Total Liabilities & Stockholders' Equity	$3,281,055,422	$3,164,076,232

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net Interest Income
Interest income	$30,697,158	$36,380,265
Interest expense	8,560,299	7,514,178
	22,136,859	28,866,087

Other Income
Net realized gain/(loss)	(12,986,658)	(9,649,926)
Realized loss on periodic interest settlements of derivative instruments, net	(2,377,775)	(3,461,227)
Unrealized gain/(loss) on real estate securities and loans, net	8,840,770	11,259,718
Unrealized gain/(loss) on derivative and other instruments, net	(11,956,002)	(8,920,798)
	(18,479,665)	(10,772,233)

Expenses
Management fee to affiliate	2,450,143	2,507,090
Other operating expenses	3,046,812	3,077,998
Servicing fees	104,979	174,999
Equity based compensation to affiliate	54,971	76,680
Excise tax	375,000	375,000
	6,031,905	6,211,767

Income/(loss) before equity in earnings/(loss) from affiliates	(2,374,711)	11,882,087
Equity in earnings/(loss) from affiliates	(69,716)	881,355
Net Income/(Loss)	(2,444,427)	12,763,442

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$(5,811,781)	$9,396,088

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.21)	$0.33
Diluted	$(0.21)	$0.33

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,271,930	28,387,615
Diluted	28,271,930	28,412,205

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Grant of restricted stock and amortization of equity based compensation	1,600	16	-	-	106,637	-	106,653
Common dividends declared	-	-	-	-	-	(17,032,569)	(17,032,569)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	12,763,442	12,763,442
Balance at March 31, 2015	28,387,615	$283,877	$49,920,772	$111,293,233	$586,158,388	$(22,510,955)	$725,145,315

Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(119,606)	(1,196)	-	-	(1,536,539)	-	(1,537,735)
Grant of restricted stock and amortization of equity based compensation	2,324	23	-	-	84,912	-	84,935
Common dividends declared	-	-	-	-	-	(13,423,355)	(13,423,355)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	(2,444,427)	(2,444,427)
Balance at March 31, 2016	28,168,928	$281,690	$49,920,772	$111,293,233	$583,130,368	$(98,369,286)	$646,256,777

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income/(loss)	$(2,444,427)	$12,763,442
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	2,325,974	5,491,860
Net realized (gain)/loss	12,986,658	9,649,926
Unrealized (gains)/losses on real estate securities and loans, net	(8,840,770)	(11,259,718)
Unrealized (gains)/losses on derivative and other instruments, net	11,956,002	8,920,798
Equity based compensation to affiliate	54,971	76,680
Equity based compensation expense	29,964	29,973
Change in operating assets/liabilities:
Interest receivable	(21,029)	490,583
Other assets	386,237	276,995
Due from broker	(57,492)	(239,144)
Interest payable	(81,489)	(1,417,363)
Due to affiliates	(133,248)	(434,441)
Accrued expenses	(377,725)	91,565
Taxes payable	(1,135,000)	(1,147,325)
Net cash provided by (used in) operating activities	14,648,626	23,293,831

Cash Flows from Investing Activities
Purchase of real estate securities	(19,691,051)	(270,027,414)
Origination of commercial loans	(10,428,437)	-
Purchase of U.S. treasury securities	(358,417,649)	(356,445,072)
Investments in debt and equity of affiliates	(847,210)	(12,150,900)
Proceeds from sale of real estate securities	29,872,376	326,102,175
Proceeds from sale of residential mortgage loans	23,267,693	-
Proceeds from sales of U.S. treasury securities	155,434,431	280,406,573
Distribution received from investments in debt and equity of affiliates	308,492	6,093
Principal repayments on real estate securities	69,516,938	101,246,269
Principal repayments on residential mortgage loans	326,292	1,858,700
Net proceeds from (payment made) on reverse repurchase agreements	-	(25,132,464)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	-	24,015,493
Net settlement of interest rate swaps	(2,893,517)	(12,095,409)
Net settlement of TBAs	205,664	2,155,078
Cash flows provided by (used in) other investing activities	174,139	1,548,985
Restricted cash provided by (used in) investing activities	(1,144,043)	11,496,435
Net cash provided by (used in) investing activities	(114,315,882)	72,984,542

Cash Flows from Financing Activities
Repurchase of common stock	(2,736,322)	-
Borrowings under repurchase agreements	25,749,833,423	7,248,785,207
Borrowings under FHLBC advances	147,215,991	-
Repayments of repurchase agreements	(25,227,880,683)	(7,336,489,795)
Repayments of FHLBC advances	(544,109,991)	-
Proceeds from transfer of loan participation	1,564,266	-
Net collateral received from (paid to) derivative counterparty	(13,538,936)	(11,862,625)
Net collateral received from (paid to) repurchase counterparty	622,447	1,431,981
Dividends paid on common stock	(13,496,139)	(17,031,609)
Dividends paid on preferred stock	(3,367,354)	(3,367,354)
Net cash provided by (used in) financing activities	94,106,702	(118,534,195)

Net change in cash and cash equivalents	(5,560,554)	(22,255,822)
Cash and cash equivalents, Beginning of Period	46,253,291	64,363,514
Cash and cash equivalents, End of Period	$40,692,737	$42,107,692

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$7,877,486	$7,156,994
Cash paid for income tax	$1,563,625	$1,522,625
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$13,423,355	$17,032,569
Decrease of securitized debt	$1,713,596	$1,810,119
Transfer from residential mortgage loans to other assets	$717,815	$1,002,533
Transfer from investments in debt and equity of affiliates to CMBS	$3,103,111	$-
Transfer from Linked Transactions to real estate securities	$-	$139,778,263
Transfer from Linked Transactions to repurchase agreements	$-	$113,363,873

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, “GSEs”), or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS asset types as “real estate securities” or “securities”.

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of March 31, 2016 and December 31, 2015, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheet. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements and is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or repurchase agreement. Restricted cash is carried at cost, which approximates fair value.

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

When the Company purchases securities with evidence of credit deterioration since origination, it will analyze to determine if the guidance found in ASC 310-30 is applicable.

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

When an investment security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and include observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Any unrealized losses on securities at March 31, 2016 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

March 31, 2016

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of March 31, 2016 and December 31, 2015, these investments had a fair market value of $56.8 million and $62.2 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, formed Arc Home LLC (“Arc Home”) to originate conforming, FHA, Jumbo and non-qualifying residential mortgage loans (“non-QM”). The Company invests in Arc Home through AG Arc LLC, one of its subsidiaries (“AG Arc”), and has chosen to make a fair value election on AG Arc pursuant to ASC 825. As of March 31, 2016 and December 31, 2015, AG Arc had a fair market value of $0.3 and $(0.3) million, respectively.

In January 2016, Arc Home entered into a definitive agreement to acquire a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 46 states. Arc Home is currently working to secure approval of the acquisition from the GSEs, FHA, VA, Ginnie Mae and various state licensing authorities, which is required prior to closing the transaction.

The Company’s investments in debt and equity of affiliates are recorded at fair market value on the consolidated balance sheet in the “Investments in debt and equity of affiliates” line item and periodic changes in fair market value are recorded in current period earnings on the consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

March 31, 2016

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

In variable interest entities (“VIEs”), an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. See Note 3 for more detail.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The company adopted ASU 2015-02 on January 1, 2016 using the modified retrospective approach, which did not require the restatement of prior periods to conform to the post-adoption presentation. The Company concluded the adoption of this guidance did not have a material impact on its financial statements.

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

The Company may periodically enter into transactions in which it transfers assets to a third party. Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

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

On February 12, 2016, the Company originated a $12.0 million commercial loan and at closing, transferred a 15% or $1.8 million interest in the loan to an unaffiliated third party. The Company, as transferor, evaluated the transfer under ASC 860-10, and concluded the transferred participation interest should be accounted for as a secured borrowing. The Company has recorded the $12.0 million commercial loan on its consolidated balance sheet as an asset in the “Commercial loans, at fair value” line item. The Company has recorded a $1.8 million liability in the “Loan participation payable, at fair value” line item representing the transfer of the participation interest. The Company has chosen to make a fair value election on the consolidated interest pursuant to ASC 825. The holder of the participation interest has no recourse to the general credit of the Company. See Note 4 for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

Repurchase agreements and FHLBC Advances

The Company finances the acquisition of certain assets within its portfolio through the use of repurchase agreements. Prior to March 31, 2016, the Company also financed its Agency RMBS portfolio with advances from the Federal Home Loan Bank of Cincinnati (“FHLBC Advances”) (see the following paragraph regarding the current status of the FHLBC Advances). Repurchase agreements are, and while the Company had them, FHLBC Advances were treated as collateralized financing transactions and carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and FHLBC Advances approximates fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives. In addition, upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Excluded Captive in accordance with the Final Rule. Therefore, MITT Insurance, along with all other Excluded Captives, must completely wind down all business relationships with the FHLB, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC where it is a member. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of March 31, 2016, the Company had no outstanding advances with the FHLBC.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2016 and December 31, 2015, the Company has met all margin call requirements.

Other investments

The Company's subsidiary, MITT Insurance, is a member of, and owns capital stock in the FHLBC. The FHLBC provided MITT Insurance with financing for its Agency RMBS portfolio, but due to the Final Rule, as of March 31, 2016, the Company has no outstanding advances with the FHLBC. The amount of FHLBC Advances is included in the “FHLBC advances" line item on the Company's consolidated balance sheets. Although the FHLBC no longer provides MITT Insurance with financing, MITT Insurance remains a member of the FHLBC and at March 31, 2016 and December 31, 2015 the Company owned FHLBC stock totaling $8.0 million. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the "Other assets" line item on the Company’s consolidated balance sheet. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2016, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period. For the three months ended March 31, 2016 the Company recorded dividend income on its FHLBC stock of approximately $0.1 million that is included in “Interest income” on the Company’s consolidated statement of operations. The Company did not record any dividend income for the three months ended March 31, 2015 as it did not own any FHLBC stock during that period.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2016 and December 31, 2015, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis. When the Company unwinds a derivative, it records a realized gain/(loss) in the period in which it was generated in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

March 31, 2016

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

The Company has elected to treat certain domestic subsidiaries as taxable REIT subsidiaries (“TRSs”) and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.

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

March 31, 2016

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

The Company evaluates uncertain income tax positions, if any, in accordance with ASC 740, “Income Taxes.” The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 9 for further details.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is continuing to evaluate its method of adoption and the impact this ASU will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. Entities should apply the amendments in this ASU by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” (“ASU 2016-09”). ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, ASU 2016-09 allows a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.

3. Real Estate Securities

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s real estate securities portfolio at March 31, 2016 and December 31, 2015. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

The following table details the Company’s real estate securities portfolio as of March 31, 2016:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$761,491,586	$32,645,952	$794,137,538	$17,390,556	$(159,788)	$811,368,306	3.76%	3.03%
Fixed Rate CMO	73,624,178	617,181	74,241,359	2,544,359	-	76,785,718	3.00%	2.80%
ARM	240,552,349	(2,643,704)	237,908,645	8,293,644	-	246,202,289	2.36%	2.80%
Interest Only	499,337,856	(450,533,308)	48,804,548	1,310,373	(1,350,316)	48,764,605	2.64%	5.67%
Credit Securities:
Non-Agency RMBS	1,327,740,329	(178,805,795)	1,148,934,534	19,176,297	(14,070,327)	1,154,040,504	4.19%	5.42%
Non-Agency RMBS Interest Only	447,889,359	(443,022,963)	4,866,396	-	(814,116)	4,052,280	0.14%	-4.62%
ABS	66,836,631	(451,545)	66,385,086	11,735	(1,753,681)	64,643,140	5.13%	5.29%
CMBS	210,670,298	(76,184,028)	134,486,270	250,883	(4,796,303)	129,940,850	5.21%	6.15%
CMBS Interest Only	1,644,448,246	(1,627,839,870)	16,608,376	648,852	(130,360)	17,126,868	0.21%	6.43%
Total	$5,272,590,832	$(2,746,218,080)	$2,526,372,752	$49,626,699	$(23,074,891)	$2,552,924,560	2.27%	4.36%

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
Credit Securities:
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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on March 31, 2016 and December 31, 2015:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016	$554,413,241	$(16,171,213)	$177,554,837	$(6,903,678)
December 31, 2015	905,669,623	(13,906,215)	154,287,673	(6,634,626)

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

For the three months ended March 31, 2016 the Company recognized OTTI charges of $9.2 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $9.2 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $9.2 million of OTTI recorded, $5.1 million related to securities where OTTI was not previously recognized. For the three months ended March 31, 2015 the Company recognized $2.7 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $2.7 million of OTTI due to an adverse change in cash flows, where the fair values of the securities were less than their carrying amounts. Of the $2.7 million of OTTI recorded, $1.1 million related to securities where OTTI was not previously recognized.

The decline in value of the remaining real estate securities is solely due to market conditions and not the quality of the assets. The investments in unrealized loss positions are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell the investments for regulatory or other reasons.

Unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 were not due to credit losses given their explicit guarantee of principal and interest by either an agency of the U.S. government of a GSEs, but rather were due to changes in interest rates and prepayment expectations.

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of March 31, 2016:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$68,285,349	$69,746,379	4.48%
Greater than one year and less than or equal to five years	148,398,000	143,439,546	2.74%	38,804,841	38,885,566	2.38%	526,770,684	529,787,755	1.04%
Greater than five years and less than or equal to ten years	985,958,313	962,847,996	3.49%	9,959,764	9,918,982	4.90%	525,375,510	525,111,391	2.15%
Greater than ten years	-	-	-	-	-	-	249,372,099	246,635,137	5.92%
Total	$1,134,356,313	$1,106,287,542	3.39%	$48,764,605	$48,804,548	2.64%	$1,369,803,642	$1,371,280,662	1.88%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Securities represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

 The following table details weighted average life broken out by Agency RMBS, Agency IO and Credit Securities as of December 31, 2015:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$61,279,492	$62,031,034	4.92%
Greater than one year and less than or equal to five years	8,855,191	8,698,829	2.53%	35,583,940	36,517,583	2.19%	465,361,086	465,420,736	1.20%
Greater than five years and less than or equal to ten years	1,130,350,078	1,122,059,484	3.39%	17,885,541	16,863,775	5.33%	602,483,200	599,969,280	2.21%
Greater than ten years	8,766,902	8,705,955	4.11%	-	-	-	304,397,767	295,811,581	5.71%
Total	$1,147,972,171	$1,139,464,268	3.39%	$53,469,481	$53,381,358	2.70%	$1,433,521,545	$1,423,232,631	2.18%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Securities represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended March 31, 2016, the Company sold 6 securities for total proceeds of $29.9 million, recording realized gains of $41,181 and realized losses of $1.4 million.

For the three months ended March 31, 2015, the Company sold 18 securities for total proceeds of $326.1 million, recording realized gains of $5.5 million and realized losses of $0.8 million.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement. See Note 2 for more detail.

In 2014, the Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of March 31, 2016 and December 31, 2015, the resecuritized asset had an aggregate principal balance of $37.9 million and $40.0 million, respectively. As of March 31, 2016 and December 31, 2015, the resecuritized asset had an aggregate fair value of $34.9 million and $37.1 million, respectively. As of March 31, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $28.7 million and $30.4 million, respectively. As of March 31, 2016 and December 31, 2015, the fair market value of the consolidated tranche was $28.3 million and $30.0 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of March 31, 2016 and December 31, 2015, the aggregate security has a weighted average coupon of 5.21% and 5.32%, respectively, and a weighted average yield of 6.06% and 6.14%, respectively. As of March 31, 2015, and December 31, 2015, the Company has recorded secured financing of $28.3 million and $30.0 million, respectively, on the consolidated balance sheet in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of March 31, 2016 and December 31, 2015, the consolidated tranche had a weighted average life of 3.38 years and 4.04 years, respectively and a weighted average yield of 3.11% and 3.67%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of March 31, 2016:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$77,639,271	$(23,464,440)	$54,174,831	$2,534,274	$-	$56,709,105	5.45%	9.24%	5.27

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

The table below summarizes the distribution of the Company’s residential mortgage loans at fair value:

	March 31, 2016		December 31, 2015
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$43,091,272	$55,830,445	$43,152,987	$56,424,387
Non-Performing	13,617,833	21,808,826	13,927,240	22,410,387
	$56,709,105	$77,639,271	$57,080,227	$78,834,774

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” No OTTI was recorded on loans for the three months ended March 31, 2016 or March 31, 2015.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	March 31, 2016	December 31, 2015
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	93%	95%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	19%	20%
California	9%	9%
Florida	6%	6%
Maryland	5%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months ended March 31, 2016 and March 31, 2015, respectively:

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning Balance	$24,216,638	$38,008,263
Additions	-	-
Accretion	(1,104,027)	(1,865,295)
Reclassifications from/(to) non-accretable difference	154,405	4,356,113
Disposals	(103,869)	(1,041,317)
Ending Balance	$23,163,147	$39,457,764

As of March 31, 2016, the Company’s residential mortgage loan portfolio is comprised of 385 conventional loans with original loan balances between $9,000 and $1.1 million.

Commercial Loans

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, weighted average coupon rate and weighted average effective yield of the Company’s commercial loan portfolio on March 31, 2016.

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (6)	Yield	Life (Years) (7)	Stated Maturity Date (8)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(26,196)	$29,973,804	$26,196	$-	$30,000,000	6.69%	8.53%	0.19	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(14,560)	32,785,440	14,560	-	32,800,000	5.19%	5.75%	0.27	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(22,173)	9,977,827	22,173	-	10,000,000	13.44%	15.41%	0.85	February 1, 2017	February 1, 2018	NY
Loan D (5)	12,000,000	(1,374,502)	10,625,498	1,374,502	-	12,000,000	10.44%	15.11%	0.88	February 11, 2017	August 11, 2017	NY
	$84,800,000	$(1,437,431)	$83,362,569	$1,437,431	$-	$84,800,000	7.44%	9.20%	0.40

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

(4) Loan C is a mezzanine loan.

(5) Loan D is a first mortgage loan. See below for further information.

(6) Each commercial loan investment has a variable coupon rate.

(7) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(8) The Company has the contractual right to receive a balloon payment.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860, therefore, the entire commercial loan has been recorded as an asset in the “Commercial loans, at fair value” line item on the Company’s consolidated balance sheet, referred to in the above table as “Loan D”. The weighted average coupon and yield on the commercial loan was 10.44% and 15.11%, respectively, at March 31, 2016. A $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on the Company’s consolidated balance sheet representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the three months ended March 31, 2016. The weighted average coupon and yield on the Participation Interest was 10.44% and 24.18%, respectively, at March 31, 2016.

The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gain, gross unrealized loss, fair market value, coupon rate and effective yield of the Company’s commercial loan portfolio on December 31, 2015.

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

(4) Loan C is a mezzanine loan.

(5) Each commercial loan investment has a variable coupon rate.

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

During the three months ended March 31, 2016 the Company recorded $0.1 million of discount accretion. During the three months ended March 31, 2015 the Company recorded $0.3 million of discount accretion.

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

Values for the Company’s securities, securitized debt, and derivatives are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The fair value of the Company's mortgage loans and loan participation considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, reperformance rates, loss severity (considering mortgage insurance) and prepayment rates. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

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

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, formed Arc Home to originate conforming, FHA, Jumbo and non-QM loans. The Company invests in Arc Home through AG Arc. The Company categorizes the fair value measurement of AG Arc as Level 1.

In February 2016, the Company originated a $12.0 million commercial loan and transferred a 15% participation interest in the loan to an unaffiliated third party. The Company categorizes the fair value measurement of the commercial loan and consolidated participation interest as Level 3.

As a condition to membership in the FHLBC, members are required to purchase and hold a certain amount of FHLBC stock, which is considered a non-marketable, long-term investment. Because this stock can only be transacted at its par value, and only to the FHLBC, the Manager believes cost approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3. As part of the Final Rule mentioned previously, the Company will have to sell back all of its FHLBC stock by February 19, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table presents the Company’s financial instruments measured at fair value as of March 31, 2016:

	Fair Value at March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$811,368,306	$-	$811,368,306
Fixed Rate CMO	-	76,785,718	-	76,785,718
ARM	-	246,202,289	-	246,202,289
Interest Only	-	48,764,605	-	48,764,605
Credit Investments:
Non-Agency RMBS	-	394,035,740	760,004,764	1,154,040,504
Non-Agency RMBS Interest Only	-	-	4,052,280	4,052,280
ABS	-	-	64,643,140	64,643,140
CMBS	-	42,960,845	86,980,005	129,940,850
CMBS Interest Only	-	-	17,126,868	17,126,868
Residential mortgage loans	-	-	56,709,105	56,709,105
Commercial loans	-	-	84,800,000	84,800,000
U.S. Treasury securities	432,376,875	-	-	432,376,875
Excess mortgage servicing rights	-	-	383,843	383,843
Derivative assets	-	419,340	-	419,340
FHLBC stock	-	-	8,015,900	8,015,900
AG ARC	302,495	-	-	302,495
Total Assets Carried at Fair Value	$432,679,370	$1,620,536,843	$1,082,715,905	$3,135,932,118

Liabilities:
Securitized debt	$-	$-	$(28,256,689)	$(28,256,689)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Derivative liabilities	-	(23,071,439)	-	(23,071,439)
Total Liabilities Carried at Fair Value	$-	$(23,071,439)	$(30,056,689)	$(53,128,128)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2015.

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$820,137,292	$-	$820,137,292
Fixed Rate CMO	-	78,025,512	-	78,025,512
ARM	-	249,809,367	-	249,809,367
Interest Only	-	53,469,481	-	53,469,481
Credit Investments:
Non-Agency RMBS	-	772,579,324	451,677,960	1,224,257,284
Non-Agency RMBS Interest Only	-	-	5,553,734	5,553,734
ABS	-	-	54,761,837	54,761,837
CMBS	-	43,846,556	91,024,418	134,870,974
CMBS Interest Only	-	-	14,077,716	14,077,716
Residential mortgage loans	-	-	57,080,227	57,080,227
Commercial loans	-	-	72,800,000	72,800,000
U.S. Treasury securities	223,434,922	-	-	223,434,922
Excess mortgage servicing rights	-	-	425,311	425,311
Derivative assets	-	1,755,467	-	1,755,467
FHLBC stock	-	-	8,015,900	8,015,900
AG ARC	(316,580)	-	-	(316,580)
Total Assets Carried at Fair Value	$223,118,342	$2,019,622,999	$755,417,103	$2,998,158,444

Liabilities:
Securitized debt	$-	$(30,046,861)	$-	$(30,046,861)
Derivative liabilities	-	(6,863,770)	-	(6,863,770)
Total Liabilities Carried at Fair Value	$-	$(36,910,631)	$-	$(36,910,631)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2016 and March 31, 2015.

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
March 31, 2016
	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$8,015,900	$-	$-
Transfers (1):
Transfers into level 3	341,075,247	-	-	-	-	-	-	-	-	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-
Purchases/transfers (2)	6,724,062	-	11,198,203	-	29,884	-	10,428,437	-	-	-	(1,564,266)
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-	-	-	-	-
Proceeds from sales	(7,494,697)	-	-	-	-	-	-	-	-	-	-
Proceeds from settlement	(22,910,622)	-	(627,620)	(920,368)	-	(326,292)	-	(41,468)	-	1,713,596	-
Total net gains/(losses) (4)
Included in net income	(9,067,186)	(1,501,454)	(689,280)	(3,124,045)	(83,843)	(44,830)	1,571,563	-	-	76,576	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$760,004,764	$4,052,280	$64,643,140	$86,980,005	$17,126,868	$56,709,105	$84,800,000	$383,843	$8,015,900	$(28,256,689)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2016 (5)	$(4,319,506)	$(1,007,267)	$(551,022)	$(2,794,125)	$(83,843)	$(44,830)	$1,571,563	$-	$-	$76,576	$(235,734)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(7,225,630)
Unrealized gain/(loss) on derivative and other instruments, net	(159,158)
Net realized gain/(loss)	(5,713,445)
Total	$(13,098,233)

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(7,229,030)
Unrealized gain/(loss) on derivative and other instruments, net	(159,158)
Total	$(7,388,188)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Three Months Ended
March 31, 2015
	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$455,236,279	$-	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-
Purchases	71,926,246	2,219,890	4,027,500	14,642,289	-	-	-	-	-
Reclassification of security type (2)	24,129,591	-	-	-	-	-	-	-	(5,082,731)
Proceeds from sales	(12,383,544)	-	(2,595,898)	-	-	-	-	-	-
Proceeds from settlement	(35,224,917)	-	(228,246)	(387,963)	-	(1,858,699)	-	(48,633)	-
Total net gains/ (losses) (3)
Included in net income	3,641,627	-	1,170,655	212,959	(119,922)	(838,440)	-	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-
Ending Balance	$507,325,282	$2,219,890	$69,067,254	$53,810,559	$6,006,027	$82,392,720	$72,800,000	$579,734	$-

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of March 31, 2015 (4)	$3,447,627	$-	$1,073,361	$212,959	$(119,922)	$(770,629)	$-	$-	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$4,083,812
Interest income	(16,933)
Total	$4,066,879

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$4,359,636
Net realized gain/(loss)	(516,240)
Total	$3,843,396

During the three months ended March 31, 2016, the Company transferred 29 Non-Agency RMBS securities and its securitized debt instrument with a total fair market value of $341.1 million and $30.0 million, respectively, into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820 as these instruments exhibited indications of reduced levels of market transparency. Examples of such indications include a reduction in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods. The Company did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	-1.46% - 21.14% (5.54%)
Non-Agency RMBS	$760,004,764	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (6.69%)
			Projected Collateral Losses	0.00% - 38.00% (8.45%)
			Projected Collateral Severities	0.00% - 100.00% (46.78%)
			Yield	-28.45% - 10.18% (-23.58%)
Non-Agency RMBS	$4,052,280	Discounted Cash Flow	Projected Collateral Prepayments	25.00% - 25.00% (25.00%)
Interest Only			Projected Collateral Losses	1.00% - 1.00% (1.00%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	2.45% - 7.02% (5.29%)
ABS	$64,643,140	Discounted Cash Flow	Projected Collateral Prepayments	1.50% - 100.00% (77.58%)
			Projected Collateral Losses	0.00% - 8.30% (5.85%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	3.53% - 17.94% (5.61%)
CMBS	$86,980,005	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (0.53%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	3.43% - 11.30% (6.43%)
CMBS Interest Only	$17,126,868	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.96% - 43.37% (9.24%)
Residential Mortgage Loans	$56,709,105	Discounted Cash Flow	Projected Collateral Prepayments	4.31% - 7.92% (6.86%)
			Projected Collateral Losses	7.78% - 11.67% (10.15%)
			Projected Collateral Severities	28.95% - 38.94% (35.22%)
			Yield	5.75% - 24.18% (9.20%)
Commercial Loans	$84,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13 bps (7 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$383,843	Discounted Cash Flow	Yield	5.94% - 7.67% (6.15%)
FHLBC stock	$8,015,900	**	Yield	4.00% - 4.00% (4.00%)

Liability Class	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.11% - 3.11% (3.11%)
Securitized debt	$(28,256,689)	Discounted Cash Flow	Projected Collateral Prepayments	12.00% - 12.00% (12.00%)
			Projected Collateral Losses	5.50% - 5.50% (5.50%)
			Projected Collateral Severities	43.00% - 43.00% (43.00%)
			Yield	24.18% - 24.18% (24.18%)
Loan participation payable	$(1,800,000)	Discounted Cash Flow	Credit Spread	10 bps - 10 bps (10 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2016.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Asset Class	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.81% - 16.11% (5.82%)
Non-Agency RMBS	$451,677,960	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (6.36%)
			Projected Collateral Losses	0.00% - 38.00% (10.27%)
			Projected Collateral Severities	0.00% - 88.08% (31.22%)
			Yield	10.59% - 11.40% (10.70%)
Non-Agency RMBS Interest Only	$5,553,734	Discounted Cash Flow	Projected Collateral Prepayments	25.00% - 25.00% (25.00%)
			Projected Collateral Losses	1.00% - 1.00% (1.00%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	2.44% - 7.57% (5.62%)
ABS	$54,761,837	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (79.96%)
			Projected Collateral Losses	0.00% - 8.30% (6.06%)
			Projected Collateral Severities	0.00% - 50.00% (10.98%)
			Yield	3.94% - 16.87% (5.83%)
CMBS	$91,024,418	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (0.37%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.78% - 7.28% (6.67%)
CMBS Interest Only	$14,077,716	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.27% - 38.49% (8.70%)
Residential Mortgage Loans	$57,080,227	Discounted Cash Flow	Projected Collateral Prepayments	3.42% - 7.41% (6.54%)
			Projected Collateral Losses	6.32% - 12.26% (10.17%)
			Projected Collateral Severities	28.10% - 37.47% (34.05%)
			Yield	5.72% - 16.13% (8.30%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$425,311	Discounted Cash Flow	Yield	5.49% - 11.51% (6.33%)
FHLBC stock	$8,015,900	**	Yield	4.00% - 4.00% (4.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2015.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s securities are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

6. Repurchase Agreements and FHLBC Advances

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involve loan advances made to the Company by the FHLBC in exchange for real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The Company calculates haircuts disclosed in the tables below by dividing allocated capital on each borrowing by the current fair market value of each investment. Repurchase agreements and FHLBC Advances entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements and FHLBC Advances approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements and FHLBC Advances disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

In January 2016, the FHFA issued the Final Rule, which prevents MITT Insurance from renewing, extending or receiving any additional FHLBC Advances. As of March 31, 2016, the Company had no outstanding advances with the FHLBC. See Note 2 for more detail. Any FHLBC Advances reflected in the tables below are as of December 31, 2015.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of March 31, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,381,399,000	1.30%	12.5%	$1,608,225,524	$1,591,368,251	$5,121,864
31-60 days	138,255,000	1.48%	11.1%	156,115,130	157,014,464	502,301
61-90 days	165,811,000	1.45%	13.8%	195,833,906	195,056,307	533,650
Greater than 90 days	364,544,074	1.73%	9.8%	440,628,465	432,153,023	1,127,571
Total / Weighted Average	$2,050,009,074	1.40%	12.0%	$2,400,803,025	$2,375,592,045	$7,285,386

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2015:

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

The Company had no FHLBC Advances as of March 31, 2016.

The following table presents certain financial information regarding the Company’s FHLBC Advances secured by Agency RMBS as of December 31, 2015:

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of March 31, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	33,987,376	2.94%	3.07%	32.6%	50,650,246	48,176,665	58,795
Total / Weighted Average	$33,987,376	2.94%	3.07%	32.6%	$50,650,246	$48,176,665	$58,795

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2015:

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of March 31, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	42,796,000	2.68%	3.72%	31.8%	62,800,000	62,759,244	1,052,626
Total / Weighted Average	$42,796,000	2.68%	3.72%	31.8%	$62,800,000	$62,759,244	$1,052,626

The following table presents certain financial information regarding the Company’s repurchase agreements secured by commercial loans as of December 31, 2015:

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of March 31, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$430,123,750	0.57%	0.52%	$432,376,875	$428,972,852	$975,575
30 days or less	-	-	-	-	-	-
31-60 days	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$430,123,750	0.57%	0.52%	$432,376,875	$428,972,852	$975,575

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of December 31, 2015:

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Although repurchase agreements and FHLBC Advances are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted /received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under (i) repurchase agreements on March 31, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	March 31, 2016	December 31, 2015
Fair Value of investments pledged as collateral under repurchase agreements and FHLBC advances:
Agency RMBS (1)	$1,080,543,560	$1,128,962,588
Non-Agency RMBS	1,112,048,620	1,157,357,871
ABS	64,643,140	54,761,837
CMBS	143,567,705	142,852,162
Residential Mortgage Loans	50,650,246	50,686,922
Commercial Mortgage Loans	62,800,000	62,800,000
U.S. Treasury Securities	432,376,875	203,520,859
Cash pledged (i.e., restricted cash) under repurchase agreements	16,539,634	16,662,156
Total collateral pledged under Repurchase agreements and FHLBC advances	$2,963,169,780	$2,817,604,395

(1) Collateral for FHLBC advances consist solely of Agency RMBS.

The following table presents information with respect to the Company’s total borrowings under (i) repurchase agreements on March 31, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	March 31, 2016	December 31, 2015
Repurchase agreements secured by investments:
Agency RMBS	$1,017,072,000	$676,679,000
Non-Agency RMBS	876,448,074	914,276,658
ABS	50,575,000	43,544,000
CMBS	105,914,000	104,699,000
Residential Mortgage Loans	33,987,376	50,606,302
Commercial Mortgage Loans	42,796,000	42,796,000
U.S. Treasury Securities	430,123,750	202,362,500
FHLBC advances secured by investments:
Agency RMBS	-	396,894,000
Gross Liability for Repurchase agreements and FHLBC advances	$2,556,916,200	$2,431,857,460

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of March 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,556,916,200	$-	$2,556,916,200	$2,556,916,200	$-	$-

The Company had no FHLBC Advances as of March 31, 2016.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of March 31, 2016 and December 31, 2015 the Company had 37 (excluding the FHLBC) and 38 financing counterparties, respectively, under which it had outstanding debt with 21 and 21 counterparties, respectively.

The following table presents information at March 31, 2016 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$75,700,781	594	12%
JP Morgan Securities, LLC	43,474,663	179	7%
RBC (Barbados) Trading Bank Corporation	35,157,707	28	5%
Credit Suisse Securities, LLC	33,889,842	114	5%

The following table presents information at December 31, 2015 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

On April 13, 2015, the Company, AG MIT LLC and AG MIT CMO, LLC, each a subsidiary of the Company, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency RMBS. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of March 31, 2016, the Company had $98.7 million of debt outstanding under this facility.

On February 26, 2016, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Four of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 24, 2017 and a facility termination date of February 23, 2018. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal. As of March 31, 2016, the Company had $34.0 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”) with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to the satisfaction of certain terms of the extensions described below. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. Under the CREL Repurchase Agreement, Wells Fargo’s recourse against the Company and AG MIT, LLC in the event of a default is limited to $80 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the CREL Repurchase Agreement totaled approximately $42.8 million. As of March 31, 2016, the Company had $42.8 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, and IO Indexes. Derivatives have not been designated as hedging instruments. The Company may also enter into non-derivative instruments to manage interest rate risk, including Agency Interest Only securities and long and short positions in U.S. Treasury securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at March 31, 2016 and December 31, 2015.

Derivative Instrument	Designation	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(22,510,107)	$(6,722,170)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	-	1,755,467
TBAs	Non-Hedge	Derivative liabilities, at fair value	(561,332)	(141,600)
TBAs	Non-Hedge	Derivative assets, at fair value	419,340	-
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	432,376,875	223,434,922

The following table summarizes information related to derivatives:

Non-hedge derivatives held long/(short):	March 31, 2016	December 31, 2015
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$899,000,000	$969,000,000
Notional amount of TBAs	-	75,000,000
Notional amount of long positions on U.S. Treasuries	426,000,000	226,000,000

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	March 31, 2016	March 31, 2015
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(17,901,375)	$(9,681,958)
Interest rate swaps, at fair value	Net realized gain/(loss)	(2,893,517)	(12,095,409)
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(392)	686,330
TBAs (1)	Net realized gain/(loss)	205,664	2,155,078
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	5,992,733	649,023
Long positions on U.S. Treasuries	Net realized gain/(loss)	314,766	(1,263,672)
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	(369,141)
Short positions on U.S. Treasuries	Net realized gain	-	(442,969)

(1) For the three months ended March 31, 2016, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net losses of $0.1 million due to price changes. For the three months ended March 31, 2015, gains and losses from purchases and sales of TBAs consisted of $1.2 million of net TBA dollar roll net interest income and net gains of $1.6 million due to price changes.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of March 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets
TBAs	$419,340	$-	$419,340	$-	$-	$419,340
Total Derivative Assets	$419,340	$-	$419,340	$-	$-	$419,340

Derivative Liabilities (1)
Interest Rate Swaps	$(20,057,565)	$-	$(20,057,565)	$-	$(20,057,565)	$-
TBAs	(561,332)	-	(561,332)	(561,332)	-	-
Total Derivative Liabilities	$(20,618,897)	$-	$(20,618,897)	$(561,332)	$(20,057,565)	$-

(1) Included in Derivative Liabilities on the consolidated balance sheet is $20,618,897 plus accrued interest of $2,452,542 for a total of $23,071,439.

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. On March 31, 2016, the Company pledged real estate securities with a fair value of $5.0 million and cash of $27.3 million as collateral against certain derivatives. The Company’s counterparties did not post any collateral to it. On December 31, 2015, the Company pledged real estate securities with a fair value of $4.9 million and cash of $15.3 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.8 million to it as collateral for certain derivatives.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Interest Rate Swaps

To help mitigate exposure to higher short-term interest rates, the Company uses currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about the Company’s interest rate swaps as of March 31, 2016:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.62%	1.59
2018	165,000,000	1.06%	0.63%	1.95
2019	210,000,000	1.29%	0.63%	3.48
2020	295,000,000	1.67%	0.63%	4.02
2022	53,000,000	1.69%	0.63%	6.44
2023	110,000,000	2.31%	0.63%	7.18
2025	30,000,000	2.48%	0.64%	9.18
Total/Wtd Avg	$899,000,000	1.54%	0.63%	4.12

The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

TBAs

The Company has entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly (generally two days) before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if they do not qualify for the “regular way” security trade scope exception found in ASC 815-10. To be eligible for this scope exception, the contract must meet the following conditions: (1) there is no other way to purchase or sell that security, (2) delivery of that security and settlement will occur within the shortest period possible for that type of security, and (3) it is probable at inception and throughout the term of the individual contract that the contract will not settle net and will result in physical delivery of a security when it is issued. Our maximum exposure to loss represents the net payable amount until the settlement date. As of March 31, 2016, the Company’s maximum exposure to loss on TBAs was $0.1 million. As of December 31, 2015, the Company’s maximum exposure to loss on TBAs was $77.5 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table presents information about the Company’s TBAs for the three months ended March 31, 2016 and March 31, 2015:

For the Three Months Ended March 31, 2016

	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$45,000,000	$(120,000,000)	$-	$-	$23,047	$88,282	$(65,235)
TBAs - Short	$-	$150,000,000	$(150,000,000)	$-	$-	$(165,039)	$331,058	$(496,097)

For the Three Months Ended March 31, 2015

	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$605,000,000	$(650,000,000)	$180,000,000	$189,959,769	$(187,792,969)	$2,166,800	$-
TBAs - Short	$-	$219,000,000	$(219,000,000)	$-	$-	$-	$-	$-

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

As of March 31, 2016 and March 31, 2015, the Company’s outstanding warrants, unvested shares of restricted common stock and unvested restricted stock units were as follows:

	March 31, 2016	March 31, 2015
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	40,006	60,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three months ended March 31, 2016 and March 31, 2015, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

Restricted stock units granted to the manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$(5,811,781)	$9,396,088

Denominator:
Basic weighted average common shares outstanding	28,271,930	28,387,615
Dilutive effect of restricted stock units	-	24,590
Dilutive weighted average common shares outstanding	28,271,930	28,412,205

Basic Earnings/(Loss) Per Share of Common Stock:	$(0.21)	$0.33
Diluted Earnings/(Loss) Per Share of Common Stock:	$(0.21)	$0.33

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive was manager restricted stock units of 14,960 for the three months ended March 31, 2016.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following tables detail our common stock dividends for the three months ended March 31, 2016, and March 31, 2015:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60

The following tables detail our preferred stock dividends during the three months ended March 31, 2016, and March 31, 2015:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50

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

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations.

The Company elected to treat certain domestic subsidiaries as TRSs and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and generally may engage in any real estate or non-real estate-related business.

The Company elected to treat one of its foreign subsidiaries as a TRS and, accordingly, taxable income generated by this TRS may not be subject to local income taxation, but generally will be included in the Company’s income on a current basis as Subpart F income, whether or not distributed.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2016 or December 31, 2015. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of March 31, 2016 and December 31, 2015, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

For the three months ended March 31, 2016, the Company incurred a management fee of approximately $2.5 million. For the three months ended March 31, 2015, the Company incurred a management fee of approximately $2.5 million.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2016 and December 31, 2015, no event of termination of the management agreement had occurred.

Expense reimbursement

The Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager on behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by the Company’s board of directors.

The Company reimburses the Manager or its affiliates for the Company’s allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business.

For the three months ended March 31, 2016 and March 31, 2015, the Company expensed into Other operating expenses $1.8 million and $1.8 million, respectively, of reimbursable expenses payable to the Manager.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of March 31, 2016, 139,902 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On July 1, 2015, approximately 20,000 restricted stock units vested, and as of March 31, 2016, approximately 40,000 units remained unvested.

Director compensation

The Company pays a $90,000 annual base director’s fee to each independent director. Base director’s fees are paid two-thirds in cash and one-third in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which also hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by the Manager, in such entities and has applied the equity method of accounting for such investments. These assets include investments in unguaranteed portions of CMBS issued by a GSE and secured by mortgages on multifamily properties. These assets also include an investment in a portfolio of non-performing single-family mortgage loans acquired through a competitive auction conducted by the Department of Housing and Urban Development (“HUD”). Our maximum exposure to loss with respect to these investments is generally equal to the amount that we invested. See Note 3 for more detail.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home plans to originate conforming, FHA, Jumbo and non-QM residential mortgage loans and will be led by an external management team (the “Management Team”). The Board of Managers of Arc Home will consist of three (3) members appointed by the Company and certain affiliates of the Company and two (2) members appointed by the Management Team. The Company invests in Arc Home through AG Arc. Its investment is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheet and has a fair value of $0.3 and $(0.3) million on March 31, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc, which resulted in the ownership interest of the Company being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, the Company’s overall commitment to Arc Home was reduced to $13.4 million.

Transactions with affiliates

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company's Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches is reflected on the “Investments in debt and equity of affiliates” and “CMBS” line items on the consolidated balance sheet with fair values of $6.6 million and $1.4 million, respectively, on March 31, 2016 and on the “Investments in debt and equity of affiliates” line item with a combined fair value of $7.6 million on December 31, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

In May 2015, the Company completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which the Company held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $4.3 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively. The Company completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which the Company held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of a fair value of $5.3 million and $5.2 million as of March 31, 2016 and December 31, 2015, respectively. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. The Company obtained third party pricing for each transaction.

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from a related party or parties (“Securitized Whole Loans”), the Company engages asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three months ended March 31, 2016, the fees paid by the Company to the Asset Manager totaled less than $120,000.

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On March 31, 2016, the entire $750.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions). No warrants were exercised for the three months ended March 31, 2016 and March 31, 2015.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2016, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The authorization does not obligate the Company to acquire any particular amount of common stock. The Company is incorporated in the State of Maryland and under the laws of that state, shares of its own stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. During the three months ended March 31, 2016, the Company repurchased 119,606 shares of common stock at a total cost of approximately $1.5 million and at an average cost per share of 12.86. As of March 31, 2016, approximately $21.8 million of common stock remained authorized for future share repurchases under the Repurchase Program. The Company did not repurchase any shares for the three months ended March 31, 2015.

The following table presents a summary of our common stock repurchases under the Repurchase Program for the three months ended March 31, 2016.

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price per Share Paid (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3)
March 2016	119,606	$12.86	246,321	$21,790,786
Total	119,606	$12.86	246,321	$21,790,786

(1) Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.

(2) Includes brokerage commissions and clearing fees.

(3) The maximum dollar amount authorized was $25.0 million.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million of which the Company’s share is $13.4 million.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “report,” we refer to AG Mortgage Investment Trust, Inc. as “we,” “us,” the “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our “Manager,” and we refer to the direct parent company of our Manager, Angelo, Gordon & Co., L.P., as “Angelo, Gordon.”

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability and terms of financing, changes in the market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities and loans, and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and any subsequent filings. If any change described above occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

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

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments may include investment grade and non-investment grade fixed and floating-rate securities. We categorize our Non-Agency RMBS by credit score at origination into Prime, Alt-A and Subprime. Our RMBS Interest Only securities (Non-Agency RMBS backed by interest-only strips), CRTs (defined below), RPL/NPL MBS, (described below), and Securitized Whole Loans, (described below) represent our Non-Agency RMBS not categorized by credit score at origination.

Credit Risk Transfer securities (“CRTs”) are unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to decrease their exposure to mortgage default risk. The securities reference a pool of recently acquired single family mortgages from a specified time period. The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. These securities pay an uncapped floating rate spread over one-month LIBOR.

RPL/NPL MBS are mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche) to mitigate our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) that take effect if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans are residential mortgage loans (generally RPLs or NPLs) in securitized form that we purchase from a related party or parties. The securitizations typically take the form of various classes of notes and a trust certificate. Securitized Whole Loans do not include RPLs or NPLs that we hold through interests in certain consolidated trusts.

We have also invested in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as real estate securities. Our CMBS portfolio includes CMBS interest only securities (CMBS backed by interest-only strips) and Freddie Mac K-Series CMBS (described below). Our ABS portfolio includes securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others.

Freddie Mac K-Series CMBS (“K-Series CMBS”) include CMBS, CMBS interest only and CMBS principal only securities which are regularly-issued structured pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest only bonds as well as unguaranteed senior, mezzanine, subordinate and interest only bonds, all of which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest only bonds. In Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have categorized Freddie Mac K-Series CMBS interest only bonds as part of our “CMBS Interest Only” assets.

We have also invested in residential and commercial mortgage loans, including RPLs and NPLs, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial mortgage loans are referred to as our “credit portfolio”, or “credit investments”, and residential and commercial mortgage loans are collectively referred to as “loans.” We use the term “credit securities” to refer to our credit portfolio excluding loans and MSRs. Additionally, we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio and our credit securities.

In December 2015, we, alongside private funds under the management of Angelo, Gordon, formed Arc Home LLC (“Arc Home”) to originate conforming, FHA, Jumbo and non-qualifying residential mortgage loans (“non-QM”). We invest in Arc Home through AG Arc LLC, one of our subsidiaries (“AG Arc”.)

As of March 31, 2016 and per our GAAP consolidated balance sheet, we have a $2.7 billion investment portfolio comprised of real estate securities, loans and MSRs, which consists of $1.2 billion, or 43.9%, of Agency RMBS and $1.5 billion, or 56.1%, of assets in our credit portfolio. Our investment portfolio inclusive of investments held within affiliated entities in the credit investments category, but exclusive of AG Arc, is $2.7 billion, which consists of $1.2 billion, or 43.1%, of Agency RMBS and $1.5 billion, or 56.9%, of assets in our credit portfolio. See Note 3 to the Notes to Consolidated Financial Statements (unaudited) for a discussion of investments held within affiliated entities. We utilize multiple hedging instruments as a means to mitigate the interest rate risk of our Agency RMBS and credit portfolios. As of March 31, 2016 we had entered into $899.0 million notional amount of interest rate swaps and $426.0 million notional amount of long positions in U.S. Treasury securities. This compares with a $2.8 billion investment portfolio as of December 31, 2015, comprised of real estate securities, loans, and MSRs, which consisted of $1.2 billion, or 43.4%, of Agency RMBS and $1.6 billion, or 56.6%, of assets in our credit portfolio per our GAAP consolidated balance sheet. Our investment portfolio including TBAs in the Agency RMBS category and inclusive of investments held within affiliated entities in the credit investments category, but exclusive of AG Arc, was $2.9 billion, which consisted of $1.3 billion, or 44.2% of Agency RMBS and $1.6 billion, or 55.8%, of assets in our credit portfolio as of December 31, 2015. We had entered into $1.0 billion notional amount of interest rate swaps and $226.0 million notional amount of long positions in U.S. Treasury securities as of December 31, 2015.

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT-PA and MITT-PB, respectively.

Market and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.8% on a year-over-year basis in February 2016 as compared with February 2015, according to data released by CoreLogic. This marks the 48th consecutive monthly increase year-over-year in national home prices. The housing market remains strong; however, given the duration and strength of the recovery, additional over-performance is expected to be somewhat muted for the rest of 2016. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates and the further loosening of credit available to prospective homeowners, coupled with a stable broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the aggregate value of all residential properties with negative equity decreased to $311 billion in the fourth quarter of 2015, from $348 billion in fourth quarter of 2014, a decrease of 10.7%. Negative equity means that a homeowner owes more on the home than the home is worth. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession is lifting due to the rise in home prices over the past four years. CoreLogic predicts home prices will rise an additional 5.0% in 2016. If this occurs, 850,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continues to improve in 2016 and is anticipated to remain stable in the near future.

In December 2015, the Federal Open Market Committee (“FOMC”) decided to raise interest rates by 0.25%, marking the end of a seven year period where the federal funds rate was held near zero to support the recovery of the economy from the financial crisis. The FOMC stated that the process of normalizing interest rates is likely to proceed gradually and future policy actions depend on how the economy evolves relative to the FOMC’s objectives of maximum employment and 2% inflation. The FOMC continues to maintain its existing policy of reinvesting principal payments from its holdings of Agency RMBS into new purchases of Agency RMBS and of rolling over maturing U.S. Treasury securities at auction through an unspecified date in the future.

The Fed, in its March 16, 2016 meeting, asserted a strong message that while there is reason to be optimistic about economic improvement, uncertainties about the sustainability of the increase in inflation, U.S. dollar strength, and the international growth landscape and its impact on the domestic economy, will cause the Fed to have increased patience in normalizing monetary policy. The Fed in its March Summary of Economic Projections has forecasted two rate increases by year end, however, Fed funds market pricing currently implies only one such increase. Ultimately, the nature of the economic data we receive in the coming quarters, and the market’s interpretation of the Fed’s response to that data, will drive the direction, magnitude and volatility of benchmark interest rates and the related fixed income markets.

The initial reading on first quarter GDP growth decelerated to 0.5% as compared to 1.4% in the fourth quarter of 2015. Weighing on activity was continued weakness in fixed investment due to sharp declines in the oil and gas industry, a modest slowdown in personal consumption expenditures, and the ongoing decline in private inventory growth rates in response to the excess accumulation of inventories in prior periods. The rate of personal consumption growth slipped further to 1.9% in the first quarter, reflecting the recently observed slowdown in motor vehicle purchases from a record pace in 2015. However, services consumption growth remains healthy at 2.7% and residential fixed investment growth continues to exhibit strength (14.8% annual rate in Q1) in response to modestly robust housing demand and relatively low levels of housing inventory.

In March 2016, non-farm payrolls expanded at 215,000 jobs per month, largely in-line with the three-month moving average of 209,000 jobs per month. Most indicators of housing activity continue to show slow but steady progress. Overall GDP growth is being constrained by a lack of investment, U.S. dollar strength, which has weighed on manufacturing and exports, and a slowing inventory growth rate. Some of these headwinds are transitory and the recent moderation of the U.S. dollar and the recovery in the price of oil should ease the downward pressure in the coming quarters. On the inflation front, core Personal Consumption Expenditures (“PCE”) and average hourly earnings continue to fall short of where the Fed would like to see them.

During the first quarter of 2016, there was pronounced volatility in the prices of risk assets globally. The weakness in the energy sector and fears of an increased slowdown in economic growth in China that began in the fourth quarter transformed into fears during the early part of the first quarter of a global recession that would push the United States into recession. This fear led to a sharp repricing wider in securities across a broad spectrum of credit sectors, including RMBS and ABS. Pricing in most markets reached extreme levels that were likely reflective of broadly reduced liquidity and fear, rather than underlying fundamental weakness. However, from late February through quarter end, there was a broad recovery in risk assets, which was helped in large part by the Fed. The Fed tempered its forecasts for the trajectory and ultimate resting place for short term policy rates, emphasizing concern over international developments and related impacts on the U.S. dollar. As of quarter end, reduced prospects for further U.S. dollar strength helped stabilize the Chinese Renminbi, commodities and U.S. RMBS and ABS markets, but markets still remain fragile as the global economy remains at a crossroads.

Agency RMBS saw a modest amount of spread widening during the first quarter of 2016, as interest rates moved lower and concerns over refinancing and supply increased. However, Agency RMBS spreads widened less than most other spread products due to the lack of credit exposure in Agency RMBS and its superior liquidity profile. While banks were much less active in purchasing Agency RMBS than they had been in late 2015, due to the decrease in interest rates from the previous quarter, a variety of accounts based outside of the United States were net purchasers of Agency RMBS, as were domestic money managers, as they sought to avoid the increased widening in other spread products. Swap spreads exhibited some amount of volatility during the quarter but ultimately finished the quarter roughly flat to where they began the quarter, and as a result, swaps proved a better hedge than in the prior two quarters.

Non-mortgage consumer credit experienced some divergence in performance between credit card delinquencies, which remained at historical lows, and defaults in auto, equipment and student loans, which continued to increase modestly. Consumer mortgage credit continued its pattern of stable to modest improvement in borrower performance. Home prices also continued to modestly rise and inventory levels remain light to tight in many major markets. Consumer appetite for housing continued to remain stable with expanding mortgage credit availability taking hold in the markets.

The rise in savings rates since the financial crisis, continued low interest rates, steady employment gains and most recently a decline in energy costs have all contributed to significant improvement in the consumer’s balance sheet. This continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and a willingness on the part of federal regulators at the Federal Housing Finance Agency (“FHFA”) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.

The market movements outlined above have had a meaningful impact on our existing portfolio and may also have a significant impact on our operating results going forward. We also believe that current market dynamics may impact the availability and cost of financing. We expect that overall market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profiles of our business change.

Recent Government Activity

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, among other things, expressly excludes captive insurance companies, such as MITT Insurance Company LLC (“MITT Insurance”), from being eligible for membership in the Federal Home Loan Bank (the “FHLB”) system. Under the Final Rule, there is a one-year transition period from the effective date, February 19, 2016 (the “Effective Date”), within which the FHLB must wind down its relationships with any captive insurance companies that had been admitted to membership in the FHLB on or after September 12, 2014, including MITT Insurance (“Excluded Captives”). The Final Rule also prevents the FHLB from making any new advances or extending any existing advances to Excluded Captives after the Effective Date. In addition, upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Excluded Captive in accordance with the Final Rule. Therefore, MITT Insurance, along with all other Excluded Captives, must completely wind down all business relationships with the FHLB, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the Federal Home Loan Bank of Cincinnati (the “FHLBC”) where it is a member.

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

Furthermore, in October 2014, the FHFA, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Securities And Exchange Commission, the Federal Reserve System and the Department of Housing and Urban Development adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, for asset-backed securities. As required by the Dodd-Frank Act, the final credit risk retention rule generally requires “securitizers” to retain not less than 5% of the credit risk of the mortgage loans securitized. The credit risk retention requirements applicable to RMBS became effective as of December 31, 2015.

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the Constant Prepayment Rate, (“CPR”), on our RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can also be impacted by unanticipated credit events, such as defaults, liquidations, or delinquencies, experienced by borrowers whose mortgage loans are included in our RMBS.

See the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on the Securities and Exchange Commission’s website at www.sec.gov, for additional factors that may impact our operating results.

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

In 2012, we began increasing our exposure to credit investments and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013 we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We subsequently reduced our hedging activity, rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit investments, basing our decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging. As a result, the mix of assets in our portfolio may accordingly shift over time. As of March 31, 2016, we had a portfolio that consisted of 43.1% of Agency RMBS and 56.9% of credit investments inclusive of investments held within affiliated entities.

We currently finance our investments in real estate securities and loans primarily through short-term borrowings structured as repurchase agreements. For a portion of the first quarter of 2016, we also received financing from the FHLBC in the form of FHLBC Advances. Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, synthetic IO Indexes and certain non-derivative financial instruments such as Agency Interest-Only securities and U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing and hedging.

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance subsidiary from being eligible for membership in the FHLBC and prevents the FHLBC from making any new advances or extending any existing advances to MITT Insurance. Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. On March 31, 2016, we had no FHLBC Advances outstanding.

Throughout Item 2, where we disclose our investment portfolio and the related repurchase agreements and FHLBC Advances that finance it, we have presented this information inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method, TBAs, which are certain Agency RMBS whose underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date, that are accounted for as derivatives under GAAP, and long and short positions in U.S treasury securities. Our investment portfolio does not include our investment in AG Arc. Our investment portfolio is presented along with a reconciliation to GAAP. The presentation inclusive of investments held within affiliated entities and TBAs but exclusive of AG Arc is consistent with how the Company’s management evaluates the business, and the Company believes this presentation provides the most accurate depiction of its investment portfolio and financial condition.

The following table presents a reconciliation of certain information related to investments inclusive of investments held within affiliated entities, but exclusive of AG Arc, to investments on a GAAP basis as of March 31, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (8)
Agency RMBS:
30 Year Fixed Rate	$761,491,586	$794,137,538	$17,230,768	$811,368,306	3.76%	3.03%	7.53
Fixed Rate CMO	73,624,178	74,241,359	2,544,359	76,785,718	3.00%	2.80%	4.61
ARM	240,552,349	237,908,645	8,293,644	246,202,289	2.36%	2.80%	5.11
Inverse Interest Only	46,115,936	8,899,326	1,223,589	10,122,915	5.95%	9.61%	5.16
Interest Only	453,221,920	39,905,222	(1,263,532)	38,641,690	2.31%	4.64%	3.89
Credit Investments:
Residential Investments
Prime (2) (3)	746,535,977	624,762,428	5,808,191	630,570,619	4.08%	5.41%	9.93
Alt A (2) (4)	248,380,552	211,747,636	792,720	212,540,356	4.09%	4.93%	8.88
Subprime (2) (5)	106,576,971	102,472,179	561,397	103,033,576	4.50%	5.26%	5.32
RMBS Interest Only	447,889,359	4,866,395	(814,116)	4,052,279	0.14%	-4.62%	6.62
Credit Risk Transfer	36,678,762	36,453,533	(798,760)	35,654,773	5.88%	6.83%	9.35
RPL/NPL (6)	124,282,878	123,132,754	(1,281,122)	121,851,632	4.37%	5.06%	1.58
Securitized Whole Loans (7)	84,343,276	60,681,969	121,263	60,803,232	4.17%	7.98%	2.23
Residential Mortgage Loans	85,110,879	59,011,762	2,575,904	61,587,666	5.45%	9.12%	5.14
Excess Mortgage Servicing Rights	68,952,656	370,134	13,709	383,843	N/A	6.15%	1.53
Commercial Investments
CMBS	206,664,122	130,449,778	(4,464,106)	125,985,672	5.18%	6.13%	3.93
Freddie Mac K-Series CMBS	88,058,468	35,838,500	345,087	36,183,587	4.89%	12.98%	7.80
CMBS Interest Only	1,759,192,175	17,282,296	526,267	17,808,563	0.20%	6.54%	2.92
Commercial Loans	84,800,000	83,362,569	1,437,431	84,800,000	7.44%	9.20%	0.40
ABS	66,836,631	66,385,086	(1,741,946)	64,643,140	5.13%	5.29%	3.98
Total: Non-GAAP Basis	$5,729,308,675	$2,711,909,109	$31,110,747	$2,743,019,856	2.37%	4.75%	5.35

Investments in Debt and Equity of Affiliates	$225,325,916	$47,628,823	$573,525	$48,202,348	1.15%	12.08%	5.69

Total: GAAP Basis	$5,503,982,759	$2,664,280,286	$30,537,222	$2,694,817,508	2.40%	4.62%	5.34

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 674 and 599, respectively.

(3) Included in Prime is $165.1 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $106.6 million fair market value of Prime Jumbo securities. Prime Jumbo is defined as being all of the following: a prime security, an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(4) Included in Alt A is $64.7 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(5) Included in Subprime is $35.5 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(6) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(7) Whole loans purchased by a MITT related party in securitized form.

(8) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents a reconciliation of certain information related to investments inclusive of TBAs and investments held within affiliated entities, but exclusive of AG Arc, to investments on a GAAP basis as of December 31, 2015:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2)(9)
Agency RMBS:
30 Year Fixed Rate	$782,276,607	$817,182,510	$2,954,782	$820,137,292	3.76%	3.10%	8.58
Fixed Rate CMO	76,098,478	76,770,854	1,254,658	78,025,512	3.00%	2.81%	5.26
ARM	248,169,781	245,510,904	4,298,463	249,809,367	2.37%	2.84%	5.44
Inverse Interest Only	47,861,112	9,382,636	826,972	10,209,608	5.96%	9.30%	5.41
Interest Only	474,197,132	43,998,722	(738,849)	43,259,873	2.37%	7.15%	4.08
Fixed Rate 30 Year TBA	75,000,000	77,502,930	(141,600)	77,361,330	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (3) (4)	783,496,575	659,470,180	10,330,014	669,800,194	4.09%	5.58%	10.29
Alt A (3) (5)	258,855,964	221,414,910	2,043,783	223,458,693	3.98%	5.25%	9.43
Subprime (3) (6)	113,943,920	109,867,883	1,734,214	111,602,097	4.49%	5.32%	5.36
RMBS Interest Only	465,387,354	5,489,775	63,958	5,553,733	0.12%	11.05%	6.40
Credit Risk Transfer	36,993,762	36,916,025	39,725	36,955,750	5.75%	6.83%	8.17
RPL/NPL (7)	135,725,197	134,351,745	(698,090)	133,653,655	4.36%	5.03%	1.77
Securitized Whole Loans (8)	86,722,548	62,025,088	(1,557,289)	60,467,799	4.19%	7.60%	4.35
Residential Mortgage Loans	88,980,522	60,963,511	2,657,226	63,620,737	5.47%	8.71%	5.23
Excess Mortgage Servicing Rights	72,155,804	411,372	13,939	425,311	N/A	6.33%	1.61
Commercial Investments
CMBS	220,742,772	131,308,112	(545,260)	130,762,852	5.12%	6.26%	4.36
Freddie Mac K-Series CMBS	88,154,185	35,018,421	(390,121)	34,628,300	4.83%	12.88%	8.04
CMBS Interest Only	1,774,907,989	17,994,891	576,062	18,570,953	0.20%	7.33%	3.18
Commercial Loans	72,800,000	72,660,971	139,029	72,800,000	6.80%	8.30%	0.58
ABS	56,264,253	55,910,560	(1,148,723)	54,761,837	5.26%	5.62%	4.24
Total: Non-GAAP Basis	$5,958,733,955	$2,874,152,000	$21,712,893	$2,895,864,893	2.38%	4.86%	5.75

Investments in Debt and Equity of Affiliates	$750,815,986	$53,077,015	$157,813	$53,234,828	0.36%	11.32%	4.89

TBAs	$75,000,000	$77,502,930	$(141,600)	$77,361,330	3.50%	N/A	N/A

Total: GAAP Basis	$5,132,917,969	$2,743,572,055	$21,696,680	$2,765,268,735	2.64%	4.73%	5.88

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

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of securities held within affiliated entities as of March 31, 2016. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$93,965,354	$90,035,758	$1,305,485	$91,341,243	3.32%	6.09%	4.87
2005	200,791,868	167,231,872	1,811,604	169,043,476	4.35%	5.52%	11.92
2006	358,455,984	240,231,586	858,998	241,090,584	4.34%	5.82%	8.83
2007	203,040,953	166,727,271	(1,566,247)	165,161,024	4.06%	5.62%	11.79
2008	16,424,000	13,535,621	146,407	13,682,028	7.00%	5.87%	9.73
2010	56,168,757	45,709,552	1,240,100	46,949,652	N/A	5.89%	7.58
2011	6,916,973	5,592,933	-	5,592,933	5.27%	6.04%	9.12
2012	81,928,364	20,915,918	71,551	20,987,469	2.40%	5.85%	3.41
2013	171,158,767	130,971,735	(114,990)	130,856,745	3.72%	4.64%	5.59
2014	1,252,120,942	206,794,111	(1,312,440)	205,481,671	0.81%	6.28%	2.13
2015	1,458,640,209	310,490,911	(3,415,630)	307,075,281	1.06%	5.59%	5.30
2016	15,827,000	15,835,286	30,037	15,865,323	4.95%	5.26%	5.46
Total: Non-GAAP Basis	$3,915,439,171	$1,414,072,554	$(945,125)	$1,413,127,429	1.84%	5.68%	5.31

Investments in Debt and Equity of Affiliates	$217,854,308	$42,791,892	$531,895	$43,323,787	0.92%	12.08%	5.69

Total: GAAP Basis	$3,697,584,863	$1,371,280,662	$(1,477,020)	$1,369,803,642	1.88%	5.47%	5.28

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of investments held within affiliated entities as of December 31, 2015. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$103,593,089	$99,567,269	$2,563,406	$102,130,675	3.33%	6.23%	4.81
2005	207,457,651	173,524,833	3,605,565	177,130,398	4.33%	5.57%	11.83
2006	392,439,663	258,661,802	3,403,637	262,065,439	4.20%	6.03%	8.76
2007	216,970,753	178,714,834	1,434,094	180,148,928	4.17%	5.76%	11.62
2008	16,424,000	13,499,033	429,317	13,928,350	7.00%	5.80%	9.90
2010	55,625,323	45,042,515	1,094,741	46,137,256	N/A	6.05%	7.83
2011	6,936,188	5,533,202	114,100	5,647,302	5.32%	6.69%	9.60
2012	81,928,364	21,147,817	202,330	21,350,147	2.39%	5.87%	3.58
2013	175,615,818	135,450,104	(406,855)	135,043,249	3.78%	4.78%	6.17
2014	1,284,072,165	219,023,610	(1,549,522)	217,474,088	0.83%	6.24%	2.54
2015	1,480,131,505	319,602,571	(442,540)	319,160,031	1.06%	5.93%	5.64
Total: Non-GAAP Basis	$4,021,194,519	$1,469,767,590	$10,448,273	$1,480,215,863	1.85%	5.85%	5.61

Investments in Debt and Equity of Affiliates	$740,670,238	$46,534,959	$159,359	$46,694,318	0.28%	11.32%	4.89

Total: GAAP Basis	$3,280,524,281	$1,423,232,631	$10,288,914	$1,433,521,545	2.18%	5.66%	5.77

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities by credit rating as of March 31, 2016 and December 31, 2015:

Credit Rating - Credit Securities	March 31, 2016 (1)	December 31, 2015 (1)
AAA	$113,808,242	$112,107,249
A	121,847,268	119,939,358
BBB	25,388,318	20,468,267
BB	36,313,414	43,576,568
B	113,097,508	110,878,213
Below B	485,565,310	527,154,975
Not Rated	517,107,369	546,091,233
Total: Non-GAAP Basis	$1,413,127,429	$1,480,215,863

Investments in Debt and Equity of Affiliates	$43,323,787	$46,694,318

Total: GAAP Basis	$1,369,803,642	$1,433,521,545

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	March 31, 2016	March 31, 2015
20 Year Fixed Rate	N/A	11%
30 Year Fixed Rate	8%	5%
Fixed Rate CMO	6%	6%
ARM	9%	9%
Interest Only	12%	10%
Weighted Average	8%	7%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

Real estate securities and loans in an unrealized loss position as of March 31, 2016 are not considered other than temporarily impaired as we have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investments, and we are not required to sell the investments for regulatory or other reasons. Any decline in the fair value of these securities and loans is solely due to market conditions and not the quality of the assets. Further, all of the principal and interest payments on the Agency RMBS have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity.

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through March 31, 2016, leverage has been in the form of repurchase agreements, securitized debt, loan participations payable and, for a portion of the first quarter of 2016, FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involved loan advances made to us by the FHLBC in exchange for the pledge of our real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.”

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

On April 13, 2015, the Company, AG MIT, LLC and AG MIT CMO, LLC, two of our subsidiaries, entered into an Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as residential, Non-Agency RMBS. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo Bank, National Association, in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of March 31, 2016, we had $98.7 million of debt outstanding under this facility.

On February 26, 2016, AG MIT WFB1 2014 LLC, (“AG MIT WFB1”) one of our subsidiaries, entered into Amendment Number Four of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 24, 2017 and a facility termination date of February 23, 2018. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal. As of March 31, 2016, we had $34.0 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), one of our subsidiaries, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”) with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to the satisfaction of certain terms of the extensions described below. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. The maximum aggregate borrowing capacity available under the CREL Repurchase Agreement is $150.0 million. Under the CREL Repurchase Agreement, Wells Fargo’s recourse against the Company and AG MIT, LLC in the event of a default is limited to $80 million.

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC, entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Amendment”) with Wells Fargo. The Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, LLC, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The Amendment also eliminated the fee for the portion of the repurchase facility that was unused. In connection with the execution of the Amendment, AG MIT CREL borrowed an additional $20.3 million so that as of August 4, 2015 the outstanding borrowings under the CREL Repurchase Agreement totaled approximately $42.8 million. We record our financing at cost, which approximates its estimated fair value. As of March 31, 2016, we had $42.8 million of debt outstanding under this facility.

The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities exclusive of AG Arc to information on a GAAP basis as of March 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,381,399,000	1.30%	15	12.5%
31-60 days	138,255,000	1.48%	43	11.1%
61-90 days	165,811,000	1.45%	70	13.8%
Greater than 90 days	371,289,248	1.76%	351	10.2%
Total: Non-GAAP Basis	$2,056,754,248	1.41%	82	12.1%

Investments in Debt and Equity of Affiliates	$6,745,174	3.18%	223	30.6%

Total: GAAP Basis	$2,050,009,074	1.40%	81	12.0%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities exclusive of AG Arc to information on a GAAP basis as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,052,983,000	1.43%	14	15.4%
31-60 days	245,124,000	1.23%	47	11.8%
61-90 days	76,739,000	1.98%	74	21.1%
Greater than 90 days	372,341,865	1.60%	380	9.8%
Total: Non-GAAP Basis	$1,747,187,865	1.46%	99	14.0%

Investments in Debt and Equity of Affiliates	$7,989,207	3.00%	314	28.7%

Total: GAAP Basis	$1,739,198,658	1.46%	98	13.9%

We did not have any FHLBC Advances as of March 31, 2015.

The following table presents certain financial information related to FHLBC Advances secured by Agency RMBS, as of December 31, 2015:

FHLBC Advances Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$186,449,500	0.36%	10	0.2%
31-60 days	39,750,000	0.44%	54	2.7%
61-90 days	170,694,500	0.49%	66	0.3%
Greater than 90 days	-	-	-	-
Total / Weighted Average	$396,894,000	0.42%	39	0.5%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities exclusive of AG Arc, to information on a GAAP basis as of March 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	43,647,332	2.99%	3.10%	590	31.2%
Total: Non-GAAP Basis	$43,647,332	2.99%	3.10%	590	31.2%

Investments in Debt and Equity of Affiliates	$9,659,956	3.18%	3.18%	223	26.3%

Total: GAAP Basis	$33,987,376	2.94%	3.07%	694	32.6%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities exclusive of AG Arc, to information on a GAAP basis as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut (1)
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	61,255,214	2.94%	3.15%	390	N/A
Total: Non-GAAP Basis	$61,255,214	2.94%	3.15%	390	N/A

Investments in Debt and Equity of Affiliates	$10,648,912	3.00%	3.00%	314	25.0%

Total: GAAP Basis	$50,606,302	2.93%	3.18%	406	N/A

(1) As of December 31, 2015, we had a total of $88.2 million of collateral pledged, comprised of $64.9 million of financial instruments and $23.3 million of cash from loan sales, which at December 31, 2015 was held by our broker. The Non-GAAP and GAAP haircut based on total collateral pledged is 30.1% and 31.1%, respectively, as of December 31, 2015.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of March 31, 2016:

	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.68%	3.72%	1,265	31.8%
Total / Weighted Average	$42,796,000	2.68%	3.72%	1,265	31.8%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.67%	3.62%	1,356	31.8%
Total / Weighted Average	$42,796,000	2.67%	3.62%	1,356	31.8%

The following table presents certain financial information related to repurchase agreements secured by interests in U.S. Treasury securities as of March 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$430,123,750	0.57%	1	0.52%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$430,123,750	0.57%	1	0.52%

The following table presents certain financial information related to repurchase agreements secured by interests in U.S. Treasury securities as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$202,362,500	0.42%	4	0.57%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$202,362,500	0.42%	$4	0.57%

As mentioned above, the amount borrowed represents the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. Recent governmental regulations address, among other things, maintenance margin and variation margin requirements for U.S. broker dealers. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three months ended March 31, 2016, but we continue to monitor the regulatory environment, which may influence the timing and amount of repurchase agreement activity.

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of March 31, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $28.7 million and $30.4 million, respectively. As of March 31, 2016 and December 31, 2015, the fair value of the consolidated tranche issued by the Consolidated VIE was $28.3 million and $30.0 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheet. The cost of financing on March 31, 2016 and December 31, 2015 on the consolidated tranche was 3.11% and 3.67%, respectively. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bears interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. As of March 31, 2016, the commercial loan had a balance of $12.0 million, which is classified as an asset in the “Commercial loans, at fair value” line item, and a $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on our consolidated balance sheet representing the transfer of the Participation Interest. On March 31, 2016, the cost of financing on the Participation Interest was 24.18%.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements and FHLBC Advances inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	$18,638,119	$19,119,157	$19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998
March 31, 2013
Non-GAAP Basis	$4,357,022,229	$4,292,089,859	$4,357,022,229
Less: Linked Transactions	375,195,253	318,334,369	375,195,253
GAAP Basis	$3,981,826,976	$3,973,755,490	$3,981,826,976

We finance the purchase of our investments with repurchase agreements. It can be reasonably expected that our repurchase agreement balance will increase if we raise equity capital and decrease upon the reduction of our portfolio size through asset sales, principal paydowns, and through the gradual increase of our investment allocation to credit investments. In the third quarter of 2013, in response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed-rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in the repurchase agreement balance from the second to the third quarter of 2013. Our credit portfolio as a percentage of our total portfolio increased from 34.9% as of December 31, 2013 to 56.9% as of March 31, 2016. Due to their inherent risk of loss, credit investments have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us as they had previously and lowers our total repurchase agreement balance.

We define “non-GAAP leverage” as the sum of: (i) our repurchase agreements, inclusive of repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc, (ii) FHLBC Advances, if any, (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, and (v) the Participation Interest. Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “non-GAAP ‘at risk’” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). The calculations in the tables below divide our leverage calculations by our GAAP stockholders equity to derive our leverage ratios. The following tables present a reconciliation of our leverage ratios on a GAAP basis at March 31, 2016 and December 31, 2015 to both our non-GAAP leverage ratio and our non-GAAP “at risk” leverage ratio.

		Stockholders'
March 31, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,158,086,358	$646,256,777	3.34	x
Repurchase agreements through affiliated entities	16,405,130	-
Non-GAAP Leverage	$2,174,491,488	$646,256,777	3.36	x
Net TBA payable adjustment	-	-
Non-GAAP "At Risk" Leverage	$2,174,491,488	$646,256,777	3.36	x

		Stockholders'
December 31, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,259,541,821	$666,944,713	3.39	x
Repurchase agreements through affiliated entities	18,638,119	-
Non-GAAP Leverage	$2,278,179,940	$666,944,713	3.42	x
Net TBA payable adjustment	77,502,930	-
Non-GAAP "At Risk" Leverage	$2,355,682,870	$666,944,713	3.53	x

As of March 31, 2016 and December 31, 2015, we have entered into master repurchase agreements, either directly or through its equity method investments in affiliates, excluding any financing counterparties through AG Arc, with 37 (excluding the FHLBC) and 38 counterparties, respectively, under which we had outstanding debt with 21 and 21 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 21 and 21 counterparties at March 31, 2016 and December 31, 2015, respectively, on a GAAP basis.

The following table presents information at March 31, 2016 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk, including stockholders’ equity at risk under financing through affiliated entities but excluding any stockholders’ equity at risk under financing through AG Arc.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$75,700,781	594	12%
JP Morgan Securities, LLC	43,474,663	179	7%
RBC (Barbados) Trading Bank Corporation	35,157,707	28	5%
Credit Suisse Securities, LLC	33,889,842	114	5%

The following table presents information at December 31, 2015 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk, including stockholders’ equity at risk under financing through affiliated entities but excluding any stockholders’ equity at risk under financing through AG Arc.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

Hedging activities

Interest rate swaps

To help mitigate exposure to higher short-term interest rates, we use currently-paying and may use forward-starting, one-or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement establishes a relatively stable fixed rate on related borrowings because the variable-rate payments received on the swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

The following table presents information about the Company’s interest rate swaps as of March 31, 2016:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.62%	1.59
2018	165,000,000	1.06%	0.63%	1.95
2019	210,000,000	1.29%	0.63%	3.48
2020	295,000,000	1.67%	0.63%	4.02
2022	53,000,000	1.69%	0.63%	6.44
2023	110,000,000	2.31%	0.63%	7.18
2025	30,000,000	2.48%	0.64%	9.18
Total/Wtd Avg	$899,000,000	1.54%	0.63%	4.12

The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

U.S. Treasury securities

We may purchase and sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.

As of March 31, 2016, we had a long position in U.S. treasury securities with a fair value of $432.4 million and a notional amount of $426.0 million. The U.S. treasury securities were financed with repurchase agreements with a fair value of $430.1 million and a repurchase rate of 0.57%. This liability is included in the “Repurchase agreements” line item on the consolidated balance sheet. As of March 31, 2016, the U.S. Treasury securities had a weighted average maturity of 4.8 years. As of March 31, 2016, the repurchase agreements had a weighted average maturity of April 1, 2016.

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

We may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements. We had no such transactions as of March 31, 2016 or December 31, 2015.

During the three months ended March 31, 2016 and March 31, 2015, we recorded unrealized gains of $6.0 million and $0.6 million, respectively, on long positions in U.S. Treasury securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations. During the three months ended March 31, 2016 and March 31, 2015 we recorded realized gains and losses of $0.3 million and $1.3 million, respectively, on long positions in U.S. Treasury securities. Unrealized gains and losses are recorded on the “Unrealized gain (loss) on derivative and other instruments, net” line item on our consolidated statement of operations.

We did not have any activity on borrowed U.S. treasury securities for the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded unrealized losses of $0.4 million on borrowed securities. During the three months ended March 31, 2015, we recorded realized losses of $0.4 million on the borrowed securities.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available.

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Investments in real estate securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Real estate securities are recorded at fair market value on our consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

Valuation of our real estate securities portfolio is determined by our Manager using third-party pricing services. The evaluation methodology of third-party pricing services used incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 5 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

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

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager. See Note 5 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

Investments in debt and equity of affiliates

Our unconsolidated ownership interests in affiliates are accounted for using the equity method. Except as described below, the underlying entities have chosen to make a fair value election on its financial instruments pursuant to ASC 825. As a result, we will treat these investments consistently with this election.

In December 2015, we, alongside private funds under the management of Angelo, Gordon, formed Arc Home to originate conforming, FHA, Jumbo and non-QM loans. We invest in Arc Home through AG Arc, one of our subsidiaries, and have chosen to make a fair value election on AG Arc pursuant to ASC 825.

Our investments in debt and equity of affiliates are recorded at fair market value on our consolidated balance sheet in the “Investments in debt and equity of affiliates” line item and periodic changes in fair market value are recorded in current period earnings on our consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

On at least a quarterly basis for our real estate securities accounted for under ASC 320-10 and ASC 310-20, “Nonrefundable Fees and Other Costs” (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which we amortize such securities. If actual and anticipated cash flows differ from previous estimates; we recognize a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, we also reassess the cash flows on at least a quarterly basis for our real estate securities accounted for under ASC 325-40, “Beneficial Interests in Financial Assets” (generally Non-Agency RMBS, ABS, CMBS and interest-only securities). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts, (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For real estate securities accounted for under ASC 325-40, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and include observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risk. We may use derivative instruments such as interest rate swaps, interest rate swaptions and credit derivatives as instruments to reduce such exposure, and non-derivative instruments including Agency Interest-Only securities and long and short positions in U.S. Treasury securities to manage interest rate risk. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.”

In valuing our derivatives, we consider both our own creditworthiness and the creditworthiness of our counterparties, along with collateral provisions contained in each derivative agreement, from both our and our counterparties’ perspective. All of our derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Act. For swaps cleared under the Dodd Frank Act, a Central Counterparty Clearing House now stands between us and the over-the-counter derivative counterparties. In order to access such clearing, we have entered into clearing agreements with futures commissions merchants (“FCMs”). We present derivative assets and liabilities on a gross basis.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” (“ASU 2016-09”). ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, ASU 2016-09 allows a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating our method of adoption and the impact this ASU will have on our consolidated financial statements.

Results of operations

The table below presents certain information from our consolidated statement of operations for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Statement of Operations Data:
Net Interest Income
Interest income	$30,697,158	$36,380,265
Interest expense	8,560,299	7,514,178
	22,136,859	28,866,087

Other Income
Net realized gain/(loss)	(12,986,658)	(9,649,926)
Realized loss on periodic interest settlements of derivative instruments, net	(2,377,775)	(3,461,227)
Unrealized gain/(loss) on real estate securities and loans, net	8,840,770	11,259,718
Unrealized gain/(loss) on derivative and other instruments, net	(11,956,002)	(8,920,798)
	(18,479,665)	(10,772,233)

Expenses
Management fee to affiliate	2,450,143	2,507,090
Other operating expenses	3,046,812	3,077,998
Servicing fees	104,979	174,999
Equity based compensation to affiliate	54,971	76,680
Excise tax	375,000	375,000
	6,031,905	6,211,767

Income/(loss) before equity in earnings/(loss) from affiliates	(2,374,711)	11,882,087
Equity in earnings/(loss) from affiliates	(69,716)	881,355
Net Income/(Loss)	(2,444,427)	12,763,442

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$(5,811,781)	$9,396,088

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(0.21)	$0.33
Diluted	$(0.21)	$0.33

Net Income (Loss)

Our operating results depend in large part upon the difference between the yields earned on our investments, the cost of our borrowing, the cost of our interest rate hedging activities, the size and composition of our portfolio and changes in market prices during the period. Net income/(loss) available to common stockholders decreased $15.2 million to ($5.8) million for the three months ended March 31, 2016 from $9.4 million for the three months ended March 31, 2015, primarily due to lower security and derivative prices and lower net interest income. The major components of this decrease are detailed below.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of real estate securities, loans and MSRs, inclusive of assets owned through affiliates, exclusive of any assets owned through AG Arc. Our investment portfolio has been financed with repurchase agreements and FHLBC Advances.

The decrease in net income/(loss) available to our common stockholders from the three months ended March 31, 2015 to March 31, 2016 reflects a decrease in net interest earned on our investment portfolio of real estate securities, loans and MSRs, inclusive of assets owned through affiliates and exclusive of assets owned through AG Arc. This change is primarily due to the size of our investment portfolio, which declined from a weighted average cost of $3.3 billion for the three months ended March 31, 2015 to a weighted average cost of $2.8 billion for the three months ended March 31, 2016. This decline is due in large part to the gradual increase in our investment allocation to credit; our credit portfolio as a percentage of our total portfolio increased from 46.1% as of March 31, 2015 to 56.9% as of March 31, 2016. An improved general economic outlook has supported the increase in credit investment allocation. While credit investments typically have higher yields than Agency assets due to their inherent risk of loss, credit investments have lower allowable leverage ratios than Agency RMBS. Allocating a greater amount of capital to credit investments limits the size of our portfolio.

The financing on our portfolio declined from a weighted average of $2.7 billion for the three months ended March 31, 2015 to a weighted average of $2.2 billion for the three months ended March 31, 2016. These figures exclude repurchase agreement financing on our U.S. Treasury securities and include repurchase agreement financing on our investments in debt and equity of affiliates except for AG Arc. Despite a decrease in weighted average financing, the costs associated with financing have increased. Credit investments necessitate a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. We have also extended the maturities on certain borrowing arrangements, resulting in an increase to interest rates paid on our debt. Our funding costs on Agency RMBS and credit securities have also been driven up by the ongoing intensification of the regulatory environment on bank and dealer balance sheets. In addition, with the Federal Reserve’s decision to raise the target range of the federal funds rate by 25 basis points in December of 2015, cash providers have begun to demand additional interest on the funds they lend to banks which has increased the spreads on our Non-Agency RMBS financing passed on to us from our financing sources.

During the three months ended March 31, 2016, the weighted average cost of our yield generating investments and related financing was $2.8 billion and $2.2 billion, respectively, excluding financing on U.S. Treasury securities. On an annualized basis, the average yield earned on our assets was 4.47%, and the average rate paid on our repurchase agreements, securitized debt, loan participation payable, FHLBC Advances and hedges was 1.76%. On an annualized basis, the average rate paid on our financing as a percentage of the average repurchase agreement, securitized debt, loan participation payable and FHLBC Advance balance outstanding during the three months ended March 31, 2016 was 1.56%. On an annualized basis, the average rate paid on our swaps and U.S. Treasury securities as a percentage of the average repurchase agreement, securitized debt, loan participation payable and FHLBC advance balance outstanding during the three months ended March 31, 2016 was 0.20%. The weighted average non-GAAP leverage ratio during the three months ended March 31, 2016 was 3.41 to 1.

During the three months ended March 31, 2015, the weighted average cost of our yield generating investments and related financing was $3.3 billion and $2.7 billion, respectively. On an annualized basis, the average yield earned on our assets was 4.52%, and the average rate paid on our repurchase agreements, securitized debt and hedges was 1.61%. On an annualized basis, the average rate paid on our financing as a percentage of the average repurchase agreement and securitized debt balance outstanding during the three months ended March 31, 2015 was 1.12%. On an annualized basis, the average rate paid on our swaps and U.S. Treasury Securities as a percentage of the average repurchase agreement and securitized debt balance outstanding during the three months ended March 31, 2015 was 0.49%. The weighted average non-GAAP leverage ratio during the three months ended March 31, 2015 was 3.77 to 1.

The primary reason for the decrease in the weighted average leverage ratio from March 31, 2015 to March 31, 2016 is our general migration away from Agency RMBS to credit investments. As mentioned above, due to their inherent risk of loss, credit investments have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us as they had previously.

Realized and unrealized gains/ (losses) on investments and derivatives

During the first quarter of 2016, there was pronounced volatility in the prices of risk assets globally. The weakness in the energy sector and fears of an increased slowdown in economic growth in China that began in the fourth quarter transformed into fears during the early part of the first quarter of a global recession that would push the United States into recession. This fear led to a sharp repricing wider in securities across a broad spectrum of credit sectors, including RMBS and ABS. Pricing in most markets reached extreme levels that were likely reflective of broadly reduced liquidity and fear, rather than underlying fundamental weakness. However, from late February through quarter end, there was a broad recovery in risk assets, which was helped in large part by the Fed. The Fed tempered its forecasts for the trajectory and ultimate resting place for short term policy rates, emphasizing concern over international developments and related impacts on the U.S. dollar. As of quarter end, reduced prospects for further U.S. dollar strength helped stabilize the Chinese Renminbi, commodities and U.S. RMBS and ABS markets, but markets still remain fragile as the global economy remains at a crossroads.

As a result of the developments described above, the bond market rallied and the 10-year U.S. Treasury, which began the year at 2.27%, hit a low of 1.66% in mid-February and closed at 1.77% on March 31, 2016. As a result, Agency RMBS prices moved higher. Prices of Agency RMBS followed the general trend of the bond market as Fannie Mae 30-year 3.5% RMBS rose by 1.6% as further discussed below. Interest rates on swaps decreased during the first quarter and since our interest rate derivatives are comprised of pay-fixed interest rate swaps offset by long U.S. Treasury positions, the result was a decrease in the value of our hedge book.

During the three months ended March 31, 2016, we sold certain real estate securities realizing a net loss of $1.4 million and settled TBAs realizing a net gain of $0.2 million. Additionally, we recognized $2.6 million of realized loss due to the settlement of certain derivatives and $9.2 million of realized loss due to other-than-temporary-impairment or OTTI, charges on certain securities and loans.

During the three months ended March 31, 2015, we sold certain real estate securities realizing a net gain of $4.7 million and settled TBAs realizing a net gain of $2.2 million. Additionally, we recognized $13.8 million of realized loss due to the settlement of certain derivatives and $2.7 million of realized loss due to other-than-temporary-impairment or OTTI charges on certain securities.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses will be impacted by these portfolio management decisions.

As mentioned above, we recognized a $9.2 million OTTI charge on certain real estate securities for the three months ended March 31, 2016 due to an adverse change in cash flows, where the fair values of the investments were less than their carrying amounts. The decline in value of the remaining investments is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell the investments for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities, our mortgage loan portfolios, our securitized debt and our loan participation payable. Changes in market value are included as a component of net income.

The change in unrealized gains/(losses) on Agency RMBS is directly attributable to the changes in market pricing on the underlying instruments during the period. Our Agency RMBS portfolio had unrealized gains for the three months ended March 31, 2016 and March 31, 2015. These unrealized gains and losses are due to the change in the price of Agency products. Agency RMBS, excluding TBAs, represent 43.1% and 48.5% of our total portfolio as of March 31, 2016 and March 31, 2015, respectively. Unrealized gains and losses on Agency securities are caused when prices of the underlying instrument increase or decrease, respectively. For the three months ended March 31, 2016, Fannie 3.50% 30 years increased from 103-07+ at December 31, 2015 to 104-29+ at March 31, 2016, providing the basis for the unrealized gain on our Agency RMBS. For the three months ended March 31, 2015, Fannie 3.50% 30 years increased from 104-09+ at December 31, 2014 to 105-03+ at March 31, 2015, providing the basis for the unrealized gain on Agency RMBS.

Management fees and other expenses

For the three months ended March 31, 2016 and March 31, 2015, our management fees were $2.5 million and $2.5 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of management fee.

For the three months ended March 31, 2016 and March 31, 2015, other operating costs were $3.0 million and $3.1 million, respectively. These amounts were primarily comprised of professional fees, insurance and director’s fees, as well as certain expenses reimbursable to the Manager.

We are required to reimburse our Manager for operating expenses related to us which are either incurred by our Manager or on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $3.0 million and $3.1 million of Other operating expenses for the three months ended March 31, 2016 and March 31, 2015, respectively, the Company has expensed $1.8 million, and $1.8 million, respectively which will be paid to the Manager as a reimbursement of expenses.

For the three months ended March 31, 2016 and March 31, 2015, we recorded excise tax expense of $0.4 million and $0.4 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of March 31, 2016, December 31, 2015 and March 31, 2015, our book value per common share was $17.22, $17.88 and $19.87, respectively.

Core Earnings

We define core earnings, a non-GAAP financial measure, as net income excluding both realized and unrealized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale, including (i) investments held in affiliated entities and (ii) derivatives. As defined, Core Earnings include the net interest earned on these investments on a yield adjusted basis, including credit derivatives, investments in debt and equity of affiliates, inverse Agency Interest-Only securities, interest rate derivatives or any other investment activity that may earn or pay net interest. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financials, provides supplemental information useful for investors in evaluating the results of our operations. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

A reconciliation of GAAP net income to Core Earnings for the three months ended March 31, 2016 and March 31, 2015 is set forth below:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net Income/(loss) available to common stockholders	$(5,811,781)	$9,396,088
Add (Deduct):
Net realized (gain)/loss	12,986,658	9,649,926
Drop income	79,388	1,204,776
Equity in (earnings)/loss from affiliates	69,716	(881,355)
Net interest income and expenses from equity method investments	823,237	916,721
Unrealized (gain)/loss on real estate securities and loans, net	(8,840,770)	(11,259,718)
Unrealized (gain)/loss on derivative and other instruments, net	11,956,002	8,920,798
Core Earnings	$11,262,450	$17,947,236

Core Earnings, per Diluted Share	$0.40	$0.63

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash as of March 31, 2016 consist of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

At March 31, 2016, we had $138.3 million available to support our liquidity needs, comprised of $40.7 million of cash, $48.8 million of Agency RMBS, and $48.8 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements as discussed below. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and the cost of any hedging activities. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

We, either directly or through our equity method investments in affiliates, have entered into MRAs with 37 counterparties (excluding the FHLBC), allowing us to utilize leverage in our operations. As of March 31, 2016, we had debt outstanding of $2.6 billion from 21 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between April 1, 2016 and September 17, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. As of March 31, 2016 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.36 to 1, 3.36 to 1 and 3.34 to 1, respectively.

Under our repurchase agreements we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Certain securities that are pledged as collateral under our repurchase agreements are in an unrealized loss positions. We have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and we are not required to sell the investments for regulatory or other reasons.

The following table presents contractual maturity information about our repurchase agreements, including those accounted for through affiliated entities but excluding any financing utilized through AG Arc, and including FHLBC Advances, if applicable, at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Overnight	$430,123,750	$202,362,500
30 days or less	1,381,399,000	1,239,432,500
31 to 60 days	138,255,000	284,874,000
61 to 90 days	165,811,000	247,433,500
91 to 119 days	-	32,109,000
Greater than or equal to 120 days	457,732,580	444,284,079
Total: Non-GAAP Basis	$2,573,321,330	$2,450,495,579

Less: Investments in Debt and Equity of Affiliates	$16,405,130	$18,638,119

Total: GAAP Basis	$2,556,916,200	$2,431,857,460

As of March 31, 2016, we had no advances outstanding with the FHLBC, and as a result of the Final Rule, can no longer rely on FHLBC Advances for liquidity. We do not expect the Final Rule to have a material impact on our liquidity or our ability to satisfy our financial obligations as they become due.

As described above in the “Financing activities” section of this Item 2, we entered into the Resecuritization in 2014 that resulted in consolidation of the VIE created with the SPE which was used to facilitate the transaction. As of March 31, 2016 and December 31, 2015, the resecuritized asset had an aggregate principal balance of $37.9 million and $40.0 million, respectively. As of March 31, 2016 and December 31, 2015, the resecuritized asset had an aggregate fair value of $34.9 million and $37.1 million, respectively. As of March 31, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $28.7 million and $30.4 million, respectively. As of March 31, 2016 and December 31, 2015, the fair market value of the consolidated tranche was $28.3 million and $30.0 million, respectively, which is included in our consolidated balance sheet as “Non-Agency RMBS.” As of March 31, 2016 and December 31, 2015, the aggregate security has a weighted average coupon of 5.21% and 5.32%, respectively, and a weighted average yield of 6.06% and 6.14%, respectively. As of March 31, 2016 and December 31, 2015, we recorded secured financing of $28.3 million and $30.0 million, respectively, on the consolidated balance sheet in the “Securitized debt, at fair value” line item. We have recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the year ended December 31, 2014. As of March 31, 2016 and December 31, 2015, the consolidated tranche has a weighted average life of 3.38 years and 4.04 years, respectively and a weighted average yield of 3.11% and 3.67%, respectively. The holders of the consolidated tranche have no recourse to our general credit. We have no obligation to provide any other explicit or implicit support to any VIE. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

As described above in the “Financing activities” section of this Item 2, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. As of March 31, 2016, the commercial loan had a balance of $12.0 million, which is classified as an asset in the “Commercial loans, at fair value” line item. As of March 31, 2016, the commercial loan has a weighted average coupon of 10.44%, and a weighted average yield of 15.11%. As of March 31, 2016, a $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on our consolidated balance sheet representing the transfer of the Participation Interest. We recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows for the three months ended March 31, 2016. On March 31, 2016 the Participation Interest had a weighted average life of 0.88 years and a weighted average yield of 24.18%.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative financial instruments (or hedging instruments), including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and non-derivative financial instruments including Agency Interest-Only securities and positions in U.S. Treasury securities in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of March 31, 2016, we have entered into $899.0 million notional of interest rate swaps that have variable maturities between October 30, 2017 and June 5, 2025, and we have $426.0 million notional of long positions in U.S. Treasury securities with maturities between September 15, 2018, and November 15, 2025.

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

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will post collateral with us.

Stock Repurchase Program

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. The authorization does not obligate us to acquire any particular amount of common stock. During the three months ended March 31, 2016, we repurchased 119,606 shares of common stock at a total cost of approximately $1.5 million and at an average cost per share of $12.86. As of March 31, 2016, approximately $21.8 million of common stock remained authorized for future share repurchases under the Repurchase Program. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above. We did not repurchase any shares for the three months ended March 31, 2015.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and our available borrowing capacity will be sufficient to enable us to meet anticipated liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses.

Contractual obligations

As of March 31, 2016, we had the following contractual obligations. On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

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

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We are required to reimburse our Manager for operating expenses related to us which are incurred by our Manager on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $3.0 million and $3.1 million of Other operating expenses for the three months ended March 31, 2016 and March 31, 2015, respectively, we have expensed $1.8 million and $1.8 million, respectively, which will be paid to the Manager as a reimbursement of expenses.

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

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock to our directors, officers, advisors, consultants and other personnel and to our Manager. As of March 31, 2016, 139,902 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2016, we have granted an aggregate of 37,348 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2016, 97,592 shares of restricted common stock granted to our Manager and independent directors have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by our Manager or its transferee shall be immediately cancelled and forfeited without consideration. On July 1, 2015, approximately 20,000 restricted stock units vested, and as of March 31, 2016, approximately 40,000 units remained unvested.

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million of which our share is $13.4 million.

We have presented a table that details the contractual maturity of our financing arrangements at March 31, 2016. See the “Liquidity and capital resources” section for this Item 2. As of March 31, 2016 and December 31, 2015, we are obligated to pay accrued interest on our repurchase agreements in the amount of $3.0 million and $2.7 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received would not be identified until shortly, generally two days, before the TBA settlement date. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss related to our TBAs is the net payable amount on our TBA transactions until the settlement date. As of March 31, 2016, our maximum exposure to loss on TBAs was $0.1 million.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of March 31, 2016, our maximum exposure to loss on investments in debt and equity of affiliates was $57.1 million.

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

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to (i) non-performing loans and (ii) reperforming loans. For the three months ended March 31, 2016, the fees paid by us to the Asset Manager totaled less than $120,000.

In July 2015, we completed an arm’s-length investment purchase at fair value. Certain entities managed by an affiliate of our Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein we purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches is reflected on the “Investments in debt and equity of affiliates” and “CMBS” line items on the consolidated balance sheet with fair values of $6.6 million and $1.4 million, respectively, on March 31, 2016 and on the “Investments in debt and equity of affiliates” line item with a combined fair value of $7.6 million on December 31, 2015.

In May 2015, we completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which we held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $4.3 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively. We completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which we held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $5.3 million and $5.2 million as of March 31, 2016 and December 31, 2015, respectively. The remaining interests in each securitization were owned by certain of the related parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. We obtained third party pricing for each transaction.

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, entered into the Amended and Restated Limited Liability Company Agreement of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home plans to originate conforming, FHA, Jumbo and non-QM residential mortgage loans and will be led by an external management team (the “Management Team”). The Board of Managers of Arc Home will consist of three (3) members appointed by us and certain affiliates of the Company and two (2) members appointed by the Management Team. Our investment in AG Arc, one of our subsidiaries which invests in Arc Home, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet and had a fair value of $0.3 and $(0.3) million on March 31, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, our overall commitment to Arc Home was reduced to $13.4 million.

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

Grants of restricted common stock

As of March 31, 2016, we have granted an aggregate of 37,348 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2016, 97,592 shares of restricted common stock granted to our Manager and independent directors have vested.

See Note 10 to the Notes to Consolidated Financial Statements (unaudited) for further detail on restricted stock grants.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that (i) a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains and (ii) that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes we may fund our quarterly distributions out of such net proceeds.

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following fiscal year. As of March 31, 2016 the Company had undistributed taxable income of approximately $1.87 per share.

The following table details our common stock dividends during the three month ended March 31, 2016 and March 31, 2015:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60

The following table details our preferred stock dividends during the three months ended March 31, 2016 and March 31, 2015:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be fixed at the outset of each transaction by reference to prevailing short-term rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities and loan portfolios with fixed-rate coupons would be expected to decrease in value more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon assets tend to have significantly more duration or price sensitivity to changes in interest rates, than floating-rate coupon assets. Fixed-rate assets currently comprise a majority of our portfolio.

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

We calculate estimated effective duration (i.e., the price sensitivity to changes in risk-free interest rates) to measure the impact of changes in interest rates on portfolio value. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same securities. Over time, our credit investments have experienced significant price appreciation. In addition, we have allocated greater capital towards higher dollar price Non-Agency MBS, ABS and CMBS positions. Higher dollar price credit securities may exhibit greater duration than lower priced credit investments. In addition, we have observed that, in the wake of massive intervention by global central banks since the financial crisis of 2008-2009, the historical inverse relationship between credit spreads and interest rates has begun to become less reliable. This means that it is becoming less likely that periods of rising interest rates will be accompanied by tightening credit spreads which can offset some of the downward pressure on the prices of credit bonds. This has served to make effective duration on credit investments a more meaningful statistic over time.

On March 31, 2016, we computed an estimated net effective duration of 1.94 years, comprised of 1.36 Agency RMBS duration, 1.32 of credit investment duration, (0.61) hedge duration and (0.13) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of March 31, 2016. Actual results could differ materially from estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2016, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (3)
+100	-11.0%	-12.6%
+50	-5.2%	-6.1%
-50	4.2%	5.4%
-100	6.7%	3.2%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)	Interest income includes trades settled as of March 31, 2016.

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

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On March 31, 2016, we had no advances outstanding with the FHLBC.

The terms of our interest rate swaps require us to post collateral in the form of cash or Agency RMBS to our counterparties to satisfy two types of margin requirements: variation margin and initial margin.

We and our swap counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swaps. Hence, as our swaps lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swap counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our repurchase transactions during periods of rising interest rates.

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

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums on our assets, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield or interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS or mortgage loans are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts, and impairments could result.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.	RISK FACTORS.

We are subject to additional risks associated with loan participations.

Some of our loans are participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

Refer to the risks identified under the captions “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on the Securities and Exchange Commission’s website at www.sec.gov, and in the “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

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

*10.15

Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

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

AG MORTGAGE INVESTMENT TRUST, INC.

May 6, 2016	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

May 6, 2016	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
March 31, 2016

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

*10.15

Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

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