Form 10-Q
period 2016-06-30
AG Mortgage Investment Trust, Inc.
filed 2016-08-05
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 27,880,092 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate securities, at fair value:
Agency - $1,042,200,234 and $1,133,899,693 pledged as collateral, respectively	$1,166,616,915	$1,201,441,652
Non-Agency - $1,039,533,429 and $1,157,357,871 pledged as collateral, respectively	1,083,648,789	1,229,811,018
ABS - $75,473,169 and $54,761,837 pledged as collateral, respectively	75,473,169	54,761,837
CMBS - $170,377,967 and $142,852,162 pledged as collateral, respectively	173,677,975	148,948,690
Residential mortgage loans, at fair value -$48,921,692 and $50,686,922 pledged as collateral, respectively	55,636,606	57,080,227
Commercial loans, at fair value - $32,800,000 and $62,800,000 pledged as collateral, respectively	54,800,000	72,800,000
U.S. Treasury securities, at fair value - $206,222,422 and $203,520,859 pledged as collateral, respectively	206,222,422	223,434,922
Investments in debt and equity of affiliates	52,567,286	43,040,191
Excess mortgage servicing rights, at fair value	346,507	425,311
Cash and cash equivalents	41,898,334	46,253,291
Restricted cash	40,524,466	32,200,558
Interest receivable	9,852,433	11,154,785
Receivable under reverse repurchase agreements	45,656,250	-
Derivative assets, at fair value	1,225,899	1,755,467
Other assets	7,605,960	16,064,115
Due from broker	735,922	24,904,168
Total Assets	$3,016,488,933	$3,164,076,232

Liabilities
Repurchase agreements	$2,249,996,002	$2,034,963,460
FHLBC advances	-	396,894,000
Securitized debt, at fair value	25,788,283	30,046,861
Loan participation payable, at fair value	1,800,000	-
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	45,442,266	-
Payable on unsettled trades	-	1,198,587
Interest payable	2,977,987	2,731,846
Derivative liabilities, at fair value	23,974,089	6,863,770
Dividend payable	13,232,547	13,496,139
Due to affiliates	4,216,343	4,407,051
Accrued expenses	1,548,894	2,074,628
Taxes payable	954,716	1,714,716
Due to broker	36,676	2,740,461
Total Liabilities	2,369,967,803	2,497,131,519

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 27,857,993 and 28,286,210 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	278,580	282,863
Additional paid-in capital	578,920,591	584,581,995
Retained earnings/(deficit)	(93,892,046)	(79,134,150)
Total Stockholders' Equity	646,521,130	666,944,713

Total Liabilities & Stockholders' Equity	$3,016,488,933	$3,164,076,232

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Interest Income
Interest income	$30,200,296	$37,278,271	$60,897,454	$73,658,536
Interest expense	8,396,997	7,574,429	16,957,296	15,088,607
	21,803,299	29,703,842	43,940,158	58,569,929

Other Income
Net realized gain/(loss)	(5,317,085)	(2,153,328)	(18,303,743)	(11,803,254)
Realized loss on periodic interest settlements of derivative instruments, net	(1,607,539)	(3,228,729)	(3,985,314)	(6,689,956)
Unrealized gain/(loss) on real estate securities and loans, net	10,958,117	(22,256,001)	19,798,887	(10,996,283)
Unrealized gain/(loss) on derivative and other instruments, net	202,572	5,798,988	(11,753,430)	(3,121,810)
	4,236,065	(21,839,070)	(14,243,600)	(32,611,303)

Expenses
Management fee to affiliate	2,420,782	2,502,091	4,870,925	5,009,181
Other operating expenses	2,664,252	3,285,942	5,711,064	6,363,940
Servicing fees	104,979	144,999	209,958	319,998
Equity based compensation to affiliate	87,183	36,738	142,154	113,418
Excise tax	375,000	375,000	750,000	750,000
	5,652,196	6,344,770	11,684,101	12,556,537

Income/(loss) before equity in earnings/(loss) from affiliates	20,387,168	1,520,002	18,012,457	13,402,089
Equity in earnings/(loss) from affiliates	689,973	320,442	620,257	1,201,797
Net Income/(Loss)	21,077,141	1,840,444	18,632,714	14,603,886

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$17,709,787	$(1,526,910)	$11,898,006	$7,869,178

Earnings/(Loss) Per Share of Common Stock
Basic	$0.63	$(0.05)	$0.42	$0.28
Diluted	$0.63	$(0.05)	$0.42	$0.28

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,038,953	28,389,211	28,155,441	28,388,417
Diluted	28,054,454	28,389,211	28,170,433	28,415,992

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Grant of restricted stock and amortization of equity based compensation	3,196	32	-	-	173,340	-	173,372
Common dividends declared	-	-	-	-	-	(34,066,096)	(34,066,096)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	14,603,886	14,603,886
Balance at June 30, 2015	28,389,211	$283,893	$49,920,772	$111,293,233	$586,141,440	$(41,071,392)	$706,567,946

Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(432,853)	(4,329)	-	-	(5,863,449)	-	(5,867,778)
Grant of restricted stock and amortization of equity based compensation	4,636	46	-	-	202,045	-	202,091
Common dividends declared	-	-	-	-	-	(26,655,902)	(26,655,902)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	18,632,714	18,632,714
Balance at June 30, 2016	27,857,993	$278,580	$49,920,772	$111,293,233	$578,920,591	$(93,892,046)	$646,521,130

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income/(loss)	$18,632,714	$14,603,886
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	4,615,360	7,684,635
Net realized (gain)/loss	18,303,743	11,803,254
Unrealized (gains)/losses on real estate securities and loans, net	(19,798,887)	10,996,283
Unrealized (gains)/losses on derivative and other instruments, net	11,753,430	3,121,810
Equity based compensation to affiliate	142,154	113,418
Equity based compensation expense	59,937	59,954
Income from investments in affiliates in excess of distributions received	-	(698,246)
Change in operating assets/liabilities:
Interest receivable	1,302,352	766,299
Other assets	700,209	594,875
Due from broker	(63,548)	1,332,166
Interest payable	(1,335,693)	(955,753)
Due to affiliates	(190,708)	(75,824)
Accrued expenses	(525,734)	(58,121)
Taxes payable	(760,000)	(766,300)
Net cash provided by (used in) operating activities	32,835,329	48,522,336

Cash Flows from Investing Activities
Purchase of real estate securities	(165,749,030)	(387,133,161)
Origination of commercial loans	(10,428,437)	-
Purchase of U.S. treasury securities	(358,417,649)	(525,244,604)
Investments in debt and equity of affiliates	(12,906,210)	(12,150,900)
Proceeds from sale of real estate securities	131,005,232	387,880,819
Proceeds from sale of residential mortgage loans	23,267,693	-
Proceeds from sales of U.S. treasury securities	383,950,089	522,584,101
Distribution received from investments in debt and equity of affiliates	234,554	-
Principal repayments on real estate securities	171,006,146	256,557,649
Principal repayments on commercial loans	30,000,000	-
Principal repayments on residential mortgage loans	1,064,010	4,552,318
Net proceeds from (payment made) on reverse repurchase agreements	(45,655,799)	(104,887,745)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	45,281,749	101,381,187
Net settlement of interest rate swaps	(5,606,515)	(12,095,409)
Net settlement of TBAs	25,039	2,838,477
Proceeds from redemption of FHLBC Stock	8,013,900	-
Cash flows provided by (used in) other investing activities	(229,607)	2,667,569
Restricted cash provided by (used in) investing activities	(3,858,092)	12,840,432
Net cash provided by (used in) investing activities	190,997,073	249,790,733

Cash Flows from Financing Activities
Repurchase of common stock	(7,066,364)	-
Offering costs	-	(83,651)
Borrowings under repurchase agreements	47,385,733,895	15,375,825,942
Borrowings under FHLBC advances	147,215,991	-
Repayments of repurchase agreements	(47,170,701,353)	(15,620,927,549)
Repayments of FHLBC advances	(544,109,991)	-
Proceeds from transfer of loan participation	1,564,266	-
Net collateral received from (paid to) derivative counterparty	(15,111,367)	(3,622,876)
Net collateral received from (paid to) repurchase counterparty	7,941,766	733,324
Dividends paid on common stock	(26,919,494)	(34,064,178)
Dividends paid on preferred stock	(6,734,708)	(6,734,708)
Net cash provided by (used in) financing activities	(228,187,359)	(288,873,696)

Net change in cash and cash equivalents	(4,354,957)	9,439,373
Cash and cash equivalents, Beginning of Period	46,253,291	64,363,514
Cash and cash equivalents, End of Period	$41,898,334	$73,802,887

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$15,953,483	$14,152,096
Cash paid for income tax	$1,572,625	$1,535,522
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$13,232,547	$17,033,527
Decrease of securitized debt	$4,194,321	$4,247,368
Transfer from residential mortgage loans to other assets	$1,370,872	$1,767,572
Transfer from investments in debt and equity of affiliates to CMBS	$3,103,111	$-
Transfer from Linked Transactions to real estate securities	$-	$139,778,263
Transfer from Linked Transactions to repurchase agreements	$-	$113,363,873

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities or organizations other than a U.S. government-sponsored entity or agency of the U.S. government, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of June 30, 2016 and December 31, 2015, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheet. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheet and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

Offering costs

The Company incurred offering costs in May 2015 in connection with the filing of its Registration Statement on Form S-3. The offering costs have been accounted for as a reduction of additional paid-in capital.

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

June 30, 2016

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

Any unrealized losses on securities at June 30, 2016 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

June 30, 2016

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of June 30, 2016 and December 31, 2015, these investments had a fair market value of $61.7 million and $62.2 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”) to originate conforming, FHA, and Jumbo loans. The Company invests in Arc Home through AG Arc, and has chosen to make a fair value election on AG Arc pursuant to ASC 825. As of June 30, 2016 and December 31, 2015, AG Arc had a fair market value of $4.5 and $(0.3) million, respectively.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 44 states. Through this subsidiary, Arc Home is currently originating conforming, FHA, and Jumbo loans.

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

June 30, 2016

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

June 30, 2016

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS and interest-only securities). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

June 30, 2016

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. In addition, upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Excluded Captive in accordance with the Final Rule. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of June 30, 2016, the Company had no outstanding advances with the FHLBC.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2016 and December 31, 2015, the Company has met all margin call requirements.

Other investments

The Company's subsidiary, MITT Insurance, is a member of, and owns capital stock in the FHLBC. The FHLBC previously provided MITT Insurance with financing for the Company’s Agency RMBS portfolio, but due to the Final Rule, as of June 30, 2016, the Company has no outstanding advances with the FHLBC. The amount of FHLBC Advances is included in the “FHLBC advances" line item on the Company's consolidated balance sheets. Although the FHLBC no longer provides MITT Insurance with financing, MITT Insurance remains a member of the FHLBC. The Company is required to maintain a stock investment both for membership and for the level of advances from the FHLBC to the Company. Since the Company currently has no outstanding advances, approximately $8.0 million of its FHLBC activity based stock was redeemed as of June 30, 2016, and the Company retained only its membership based stock. At June 30, 2016 and December 31, 2015 the Company owned FHLBC stock totaling $2,000 and $8.0 million, respectively. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the "Other assets" line item on the Company’s consolidated balance sheet. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2016, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period. For the three and six months ended June 30, 2016 the Company recorded dividend income on its FHLBC stock of approximately $0.1 million and $0.1 million, respectively, that is included in “Interest income” on the Company’s consolidated statement of operations. The Company did not record any dividend income for the three or six months ended June 30, 2015 as it did not own any FHLBC stock during that period.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2016 and December 31, 2015, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis. When the Company unwinds a derivative, it records a realized gain/(loss) in the period in which it was generated in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable, respectively, until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if they do not qualify for the “regular way” security trade scope exception found in ASC 815-10. To be eligible for this scope exception, the contract must meet the following conditions: (1) there is no other way to purchase or sell that security, (2) delivery of that security and settlement will occur within the shortest period possible for that type of security, and (3) it is probable at inception and throughout the term of the individual contract that the contract will not settle net and will result in physical delivery of a security when it is issued. Unrealized gains and losses associated with TBA contracts not meeting the regular-way exception and not designated as hedging instruments are recognized in the consolidated statement of operations in the line item “Unrealized gain/(loss) on derivative and other instruments, net.”

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

June 30, 2016

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company has concluded the guidance does not have a material impact on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” (“ASU 2016-13”). ASU 2016-13 introduces a new model related to the accounting for credit losses on instruments, specifically, financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, requiring an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity’s assumptions, and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2016 and December 31, 2015. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The following table details the Company’s real estate securities portfolio as of June 30, 2016:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$752,439,005	$31,967,420	$784,406,425	$26,029,231	$(14,166)	$810,421,490	3.75%	2.98%
Fixed Rate CMO	70,784,803	544,650	71,329,453	2,490,574	-	73,820,027	3.00%	2.78%
ARM	231,078,143	(2,518,685)	228,559,458	9,538,833	-	238,098,291	2.36%	2.79%
Interest Only	472,517,763	(426,770,168)	45,747,595	1,352,749	(2,823,237)	44,277,107	2.71%	5.64%
Credit Securities:
Non-Agency RMBS	1,263,194,990	(188,936,539)	1,074,258,451	21,214,286	(14,224,680)	1,081,248,057	4.16%	5.54%
Non-Agency RMBS Interest Only	432,881,867	(429,374,565)	3,507,302	-	(1,106,570)	2,400,732	0.16%	3.97%
ABS	77,273,481	(421,095)	76,852,386	234,519	(1,613,736)	75,473,169	5.19%	5.34%
CMBS	204,572,495	(70,522,506)	134,049,989	599,577	(4,277,084)	130,372,482	5.28%	6.16%
CMBS Interest Only	1,881,948,954	(1,839,685,011)	42,263,943	1,095,967	(54,417)	43,305,493	0.34%	6.33%
Total	$5,386,691,501	$(2,925,716,499)	$2,460,975,002	$62,555,736	$(24,113,890)	$2,499,416,848	2.21%	4.41%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains/(losses).

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

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on June 30, 2016 and December 31, 2015:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	$496,105,239	$(13,299,049)	$209,209,332	$(10,814,841)
December 31, 2015	905,669,623	(13,906,215)	154,287,673	(6,634,626)

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

For the three months ended June 30, 2016 the Company recognized OTTI charges of $3.2 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $3.2 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $3.2 million of OTTI recorded, $0.5 million related to securities where OTTI was not previously recognized. For the six months ended June 30, 2016 the Company recognized OTTI charges of $12.4 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $12.4 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $12.4 million of OTTI recorded, $7.7 million related to securities where OTTI was not previously recognized.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

For the three months ended June 30, 2015 the Company recognized $1.2 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $1.2 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. Of the $1.2 million of OTTI recorded, $0.7 million related to securities where OTTI was not previously recognized. For the six months ended June 30, 2015 the Company recognized $3.9 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $3.9 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. Of the $3.9 million of OTTI recorded, $1.8 million related to securities where OTTI was not previously recognized.

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

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of June 30, 2016:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$139,458,129	$141,008,780	1.79%
Greater than one year and less than or equal to five years	240,325,695	231,285,030	2.60%	35,224,243	36,560,881	2.46%	451,140,017	456,175,766	0.89%
Greater than five years and less than or equal to ten years	882,014,113	853,010,306	3.62%	9,052,864	9,186,714	4.90%	491,921,754	489,724,135	2.43%
Greater than ten years	-	-	-	-	-	-	250,280,033	244,023,390	5.70%
Total	$1,122,339,808	$1,084,295,336	3.39%	$44,277,107	$45,747,595	2.71%	$1,332,799,933	$1,330,932,071	1.81%

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Securities represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

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

(1) For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2) For purposes of this table, Credit Securities represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended June 30, 2016, the Company sold 4 securities for total proceeds of $101.1 million, recording realized gains of $0.8 million and realized losses of $0.2 million. For the six months ended June 30, 2016, the Company sold 10 securities for total proceeds of $131.0 million, recording realized gains of $0.8 million and realized losses of $1.6 million.

For the three months ended June 30, 2015, the Company sold 14 securities for total proceeds of $61.8 million, recording realized gains of $2.4 million and realized losses of $1.0 million. For the six months ended June 30, 2015, the Company sold 32 securities for total proceeds of $387.9 million, recording realized gains of $7.9 million and realized losses of $1.8 million.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company previously entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of June 30, 2016 and December 31, 2015, the resecuritized asset had an aggregate principal balance of $35.0 million and $40.0 million, respectively. As of June 30, 2016 and December 31, 2015, the resecuritized asset had an aggregate fair value of $32.1 million and $37.1 million, respectively. As of June 30, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $26.2 million and $30.4 million, respectively. As of June 30, 2016 and December 31, 2015, the fair market value of the consolidated tranche was $25.8 million and $30.0 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of June 30, 2016 and December 31, 2015, the aggregate security has a weighted average coupon of 4.96% and 5.32%, respectively, and a weighted average yield of 5.95% and 6.14%, respectively. As of June 30, 2015, and December 31, 2015, the Company has recorded secured financing of $25.8 million and $30.0 million, respectively, on the consolidated balance sheet in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization. As of June 30, 2016 and December 31, 2015, the consolidated tranche had a weighted average life of 3.21 years and 4.04 years, respectively, and a weighted average yield of 3.11% and 3.67%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of June 30, 2016:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$75,777,203	$(22,167,868)	$53,609,335	$2,027,271	$-	$55,636,606	5.43%	10.07%	5.10

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Actual maturities of residential mortgage loans are generally shorter than stated contractual maturities. Actual maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2015:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$78,834,774	$(24,413,319)	$54,421,455	$2,658,772	$-	$57,080,227	5.46%	8.70%	5.58

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Actual maturities of residential mortgage loans are generally shorter than stated contractual maturities. Actual maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below summarizes certain information pertaining to the Company’s residential mortgage loans:

	June 30, 2016		December 31, 2015
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$41,987,499	$54,762,249	$43,152,987	$56,424,387
Non-Performing	13,649,107	21,014,954	13,927,240	22,410,387
	$55,636,606	$75,777,203	$57,080,227	$78,834,774

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” No OTTI was recorded on loans for the three or six months ended June 30, 2016. For the three and six months ended June 30, 2015 the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. The $0.4 million related to non-performing and re-performing loan pools with unpaid principal balances of $19.4 million and $48.0 million, respectively where OTTI was not previously recognized.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	June 30, 2016	December 31, 2015
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	94%	95%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	20%	20%
California	9%	9%
Florida	6%	6%
Maryland	5%	5%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and six months ended June 30, 2016 and June 30, 2015, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning Balance	$23,163,147	$39,457,764	$24,216,638	$38,008,263
Additions	-	-	-	-
Accretion	(1,140,611)	(1,424,792)	(2,244,638)	(3,290,087)
Reclassifications from/(to) non-accretable difference	632,192	(4,491,240)	786,597	(212,560)
Disposals	(106,779)	(11,408)	(210,648)	(975,292)
Ending Balance	$22,547,949	$33,530,324	$22,547,949	$33,530,324

As of June 30, 2016, the Company’s residential mortgage loan portfolio is comprised of 377 conventional loans with original loan balances between $9,000 and $1.1 million.

Commercial Loans

The following table presents detail on the Company’s commercial loan portfolio on June 30, 2016.

				Gross Unrealized (1)			Weighted Average
Loan (2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (6)	Yield	Life (Years) (7)	Stated Maturity Date (8)	Extended Maturity Date	Location
Loan B (3)	$32,800,000	$(2,589)	$32,797,411	$2,589	$-	$32,800,000	5.21%	5.52%	1.03	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(15,193)	9,984,807	15,193	-	10,000,000	13.46%	15.37%	0.60	February 1, 2017	February 1, 2018	NY
Loan D (5)	12,000,000	(994,729)	11,005,271	994,729	-	12,000,000	10.46%	15.11%	0.63	February 11, 2017	August 11, 2017	NY
	$54,800,000	$(1,012,511)	$53,787,489	$1,012,511	$-	$54,800,000	7.87%	9.42%	0.86

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan A paid off in Q2 2016, with the Company receiving $30.0 million of principal proceeds.

(3) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of the stated maturity date, Loan B has been extended for an additional 12 months.

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

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860, therefore, the entire commercial loan has been recorded as an asset in the “Commercial loans, at fair value” line item on the Company’s consolidated balance sheet, referred to in the above table as “Loan D”. The weighted average coupon and yield on the commercial loan was 10.46% and 15.11%, respectively, at June 30, 2016. A $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on the Company’s consolidated balance sheet representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The weighted average coupon and yield on the Participation Interest was 10.46% and 24.18%, respectively, at June 30, 2016.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2015.

				Gross Unrealized (1)			Weighted Average
Loan	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date (7)	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(70,981)	$29,929,019	$70,981	$-	$30,000,000	6.52%	8.50%	0.44	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(38,441)	32,761,559	38,441	-	32,800,000	5.02%	5.72%	0.52	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(29,607)	9,970,393	29,607	-	10,000,000	13.50%	16.13%	1.19	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(139,029)	$72,660,971	$139,029	$-	$72,800,000	6.80%	8.30%	0.58

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

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

During the three months and six months ended June 30, 2016, the Company received $30.0 million of proceeds from the pay-off of Loan A. The Company did not have any loan sales or pay-offs for the three or six months ended June 30, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

During the three and six months ended June 30, 2016 the Company recorded $0.1 million and $0.2 million, respectively, of discount accretion. During the three and six months ended June 30, 2015 the Company recorded $0.1 million and $0.2 million, respectively, of discount accretion.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home to originate conforming, FHA, and Jumbo loans. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of mortgages. Through this subsidiary, Arc Home is currently originating conforming, FHA, and Jumbo loans. As a result of this acquisition, the Company transferred its investment in AG Arc from Level 1 into Level 3 during the three months ended June 30, 2016.

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

The following table presents the Company’s financial instruments measured at fair value as of June 30, 2016:

	Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$810,421,490	$-	$810,421,490
Fixed Rate CMO	-	73,820,027	-	73,820,027
ARM	-	238,098,291	-	238,098,291
Interest Only	-	44,277,107	-	44,277,107
Credit Investments:
Non-Agency RMBS	-	267,242,775	814,005,282	1,081,248,057
Non-Agency RMBS Interest Only	-	-	2,400,732	2,400,732
ABS	-	-	75,473,169	75,473,169
CMBS	-	43,609,776	86,762,706	130,372,482
CMBS Interest Only	-	-	43,305,493	43,305,493
Residential mortgage loans	-	-	55,636,606	55,636,606
Commercial loans	-	-	54,800,000	54,800,000
U.S. Treasury securities	206,222,422	-	-	206,222,422
Excess mortgage servicing rights	-	-	346,507	346,507
Derivative assets	-	1,225,899	-	1,225,899
FHLBC stock	-	-	2,000	2,000
AG ARC	-	-	4,488,281	4,488,281
Total Assets Carried at Fair Value	$206,222,422	$1,478,695,365	$1,137,220,776	$2,822,138,563

Liabilities:
Securitized debt	$-	$-	$(25,788,283)	$(25,788,283)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Securities borrowed under reverse repurchase agreements	(45,442,266)	-	-	(45,442,266)
Derivative liabilities	-	(23,974,089)	-	(23,974,089)
Total Liabilities Carried at Fair Value	$(45,442,266)	$(23,974,089)	$(27,588,283)	$(97,004,638)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2016 and June 30, 2015.

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
June 30, 2016

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$760,004,764	$4,052,280	$64,643,140	$86,980,005	$17,126,868	$56,709,105	$84,800,000	$383,843	$8,015,900	$-	$(28,256,689)	$(1,800,000)
Transfers (1):
Transfers into level 3	124,939,008	-	-	-	-	-	-	-	-	(316,580)	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	4,993,750	-	12,500,598	2,000,000	26,318,875	-	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	5,306,210	-	-
Reclassification of security type (3)	-	-	-	-	-	-	-	-	-	-	-	-
Proceeds from sales/redemptions	(21,677,437)	-	(1,511,503)	(2,100,960)	-	-	-	-	(8,013,900)	-	-	-
Proceeds from settlement	(53,642,972)	-	(559,488)	(182,835)	-	(737,718)	(30,000,000)	(37,336)	-	-	2,480,725	-
Total net gains/(losses) (4)
Included in net income	(611,831)	(1,651,548)	400,422	66,496	(140,250)	(334,781)	-	-	-	(501,349)	(12,319)	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$814,005,282	$2,400,732	$75,473,169	$86,762,706	$43,305,493	$55,636,606	$54,800,000	$346,507	$2,000	$4,488,281	$(25,788,283)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2016 (5)	$748,366	$(522,058)	$390,869	$54,752	$(140,250)	$(334,781)	$-	$-	$-	$(501,349)	$(12,319)	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$409,357
Unrealized gain/(loss) on derivative and other instruments, net	(12,319)
Net realized gain/(loss)	(2,680,849)
Equity in earnings/(loss) from affiliates	(501,349)
Total	$(2,785,160)

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$196,897
Unrealized gain/(loss) on derivative and other instruments, net	(12,318)
Equity in earnings/(loss) from affiliates	(501,349)
Total	$(316,770)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

Three Months Ended

June 30, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights
Beginning balance	$509,545,172	$69,067,254	$53,810,559	$6,006,027	$82,392,720	$72,800,000	$579,734
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-
Purchases	28,384,097	-	18,000,000	-	-	-	-
Reclassification of security type (2)	-	-	-	-	-	-	-
Proceeds from sales	(14,262,260)	(7,803,290)	(13,870,892)	-	-	-	-
Proceeds from settlement	(71,350,444)	(334,856)	(717,106)	-	(2,702,973)	-	(49,788)
Total net gains/ (losses) (3)
Included in net income	507,847	165,248	273,793	(239,036)	1,035,558	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-
Ending Balance	$473,132,679	$61,094,356	$57,496,354	$5,766,991	$80,725,305	$72,800,000	$529,946

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2015 (4)	$2,057,034	$212,014	$(133,055)	$(239,036)	$1,401,735	$-	$12,878

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	1,701,227
Net realized gain/(loss)	42,183
Total	$1,743,410

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$3,311,570

Six Months Ended
June 30, 2016

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$8,015,900	$-	$-	$-
Transfers (1):
Transfers into level 3	466,014,255	-	-	-		-	-	-	-	(316,580)	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	11,717,812	-	23,698,801	2,000,000	26,348,759	-	10,428,437	-	-	-	-	(1,564,266)
Capital contributions	-	-	-	-	-	-	-	-	-	5,306,210	-	-
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-	-	-	-	-	-
Proceeds from sales/redemptions	(29,172,134)	-	(1,511,503)	(2,100,960)	-	-	-	-	(8,013,900)	-	-	-
Proceeds from settlement	(76,553,594)	-	(1,187,108)	(1,103,203)	-	(1,064,010)	(30,000,000)	(78,804)	-	-	4,194,321	-
Total net gains/(losses) (4)
Included in net income	(9,679,017)	(3,153,002)	(288,858)	(3,057,549)	(224,093)	(379,611)	1,571,563	-	-	(501,349)	64,257	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$814,005,282	$2,400,732	$75,473,169	$86,762,706	$43,305,493	$55,636,606	$54,800,000	$346,507	$2,000	$4,488,281	$(25,788,283)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2016 (5)	$(3,571,140)	$(1,529,325)	$(160,154)	$(2,739,373)	$(224,093)	$(379,611)	$1,571,563	$-	$-	$(501,349)	$64,257	$(235,733)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(6,816,273)
Unrealized gain/(loss) on derivative and other instruments, net	(171,477)
Net realized gain/(loss)	(8,394,294)
Equity in earnings/(loss) from affiliates	(501,349)
Total	$(15,883,393)

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(7,032,133)
Unrealized gain/(loss) on derivative and other instruments, net	(171,476)
Equity in earnings/(loss) from affiliates	(501,349)
Total	$(7,704,958)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

Six Months Ended

June 30, 2015

	Non-Agency RMBS	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions
Beginning balance	$455,236,279	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-
Purchases	102,530,233	4,027,500	32,642,289	-	-	-	-	-
Reclassification of security type (2)	24,129,591	-	-	-	-	-	-	(5,082,731)
Proceeds from sales	(26,645,804)	(10,399,188)	(13,870,892)	-	-	-	-	-
Proceeds from settlement	(106,575,361)	(563,102)	(1,105,069)	-	(4,561,672)	-	(98,421)	-
Total net gains/ (losses) (3)
Included in net income	4,149,474	1,335,903	486,752	(358,958)	197,118	-	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-
Ending Balance	$473,132,679	$61,094,356	$57,496,354	$5,766,991	$80,725,305	$72,800,000	$529,946	$-

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2015 (4)	$5,504,661	$1,285,375	$79,904	$(358,958)	$631,106	$-	$12,878	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	5,785,039
Net realized gain/(loss)	25,250
Total	$5,810,289

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$7,154,966

During the three months ended June 30, 2016, the Company transferred 7 Non-Agency RMBS securities with a total fair market value of $124.9 million into the Level 3 category from the Level 2 category, and its investment in AG Arc with a total fair market value of $(0.3) million into the Level 3 category from the Level 1 category under the fair value hierarchy of ASC 820. During the six months ended June 30, 2016, the Company transferred 36 Non-Agency RMBS securities and its securitized debt instrument with a total fair market value of $466.0 million and $30.0 million, respectively, into the Level 3 category from the Level 2 category of the fair value hierarchy and its investment in AG Arc with a total fair market value of $(0.3) million into the Level 3 category from the Level 1 category of the fair value hierarchy under ASC 820 as these instruments exhibited indications of reduced levels of market transparency. During the three and six months ended June 30, 2015, the Company transferred a $20.3 million Non-Agency RMBS into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820 as this security exhibited indications of reduced levels of market transparency. Examples of such indications include a reduction in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$814,005,282	Discounted Cash Flow	Yield	0.28% - 54.58% (5.53%)
			Projected Collateral Prepayments	0.00% - 20.00% (7.06%)
			Projected Collateral Losses	0.00% - 38.00% (6.88%)
			Projected Collateral Severities	0.00% - 100.00% (40.21%)
Non-Agency RMBS Interest Only	$2,400,732	Discounted Cash Flow	Yield	-59.52% - 10.03% (-51.41%)
			Projected Collateral Prepayments	25.00% - 25.00% (25.00%)
			Projected Collateral Losses	1.00% - 1.00% (1.00%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
ABS	$75,473,169	Discounted Cash Flow	Yield	3.67% - 7.00% (5.34%)
			Projected Collateral Prepayments	0.00% - 100.00% (73.76%)
			Projected Collateral Losses	0.00% - 8.30% (5.84%)
			Projected Collateral Severities	0.00% - 30.00% (1.19%)
CMBS	$86,762,706	Discounted Cash Flow	Yield	3.86% - 15.81% (5.57%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS Interest Only	$43,305,493	Discounted Cash Flow	Yield	3.46% - 11.30% (6.33%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$55,636,606	Discounted Cash Flow	Yield	7.20% - 46.81% (10.07%)
			Projected Collateral Prepayments	4.02% - 8.41% (6.60%)
			Projected Collateral Losses	5.36% - 6.64% (5.77%)
			Projected Collateral Severities	10.52% - 27.95% (22.74%)
Commercial Loans	$54,800,000	Discounted Cash Flow	Yield	5.52% - 24.18% (9.42%)
			Credit Spread	4.75 bps - 13 bps (7.41 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$346,507	Discounted Cash Flow	Yield	4.13% - 4.71% (4.64%)
FHLBC stock	$2,000	**	Yield	4.00% - 4.00% (4.00%)
AG Arc	$4,488,281	***	***	***

Liability Class	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt	$(25,788,283)	Discounted Cash Flow	Yield	3.11% - 3.11% (3.11%)
			Projected Collateral Prepayments	12.00% - 12.00% (12.00%)
			Projected Collateral Losses	5.50% - 5.50% (5.50%)
			Projected Collateral Severities	43.00% - 43.00% (43.00%)
Loan participation payable	$(1,800,000)	Discounted Cash Flow	Yield	24.18% - 24.18% (24.18%)
			Credit Spread	10 bps - 10 bps (10 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2016.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

*** The Company has an equity investment in a limited liability company in the amount of $4.5 million which is classified as a Level 3 asset. The investment fair value value primarily represents an interest in a residential mortgage origination and investment platform. Cost approximates fair value for AG Arc.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

June 30, 2016

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

In January 2016, the FHFA issued the Final Rule, which prevents MITT Insurance from renewing, extending or receiving any additional FHLBC Advances. As of June 30, 2016, the Company had no outstanding advances with the FHLBC. See Note 2 for more detail. Any FHLBC Advances reflected in the tables below are as of December 31, 2015.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of June 30, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$35,283,000	0.65%	3.0%	$36,371,491	$34,873,258	$89,034
30 days or less	1,171,972,000	1.37%	13.3%	1,370,740,412	1,351,892,160	4,522,969
31-60 days	315,827,000	1.07%	8.3%	346,291,157	336,468,981	994,277
61-90 days	106,303,000	2.37%	22.8%	139,037,977	142,004,537	295,538
Greater than 90 days	360,072,589	1.70%	8.4%	430,208,440	417,881,883	1,254,833
Total / Weighted Average	$1,989,457,589	1.42%	11.9%	$2,322,649,477	$2,283,120,819	$7,156,651

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

The Company had no FHLBC Advances as of June 30, 2016.

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of June 30, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	33,627,413	2.97%	3.11%	30.7%	48,921,692	47,478,431	57,117
Total / Weighted Average	$33,627,413	2.97%	3.11%	30.7%	$48,921,692	$47,478,431	$57,117

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of June 30, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	21,796,000	2.60%	2.87%	33.5%	32,800,000	32,797,411	364,216
Total / Weighted Average	$21,796,000	2.60%	2.87%	33.5%	$32,800,000	$32,797,411	$364,216

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of June 30, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$205,115,000	0.95%	0.54%	$206,222,422	$201,231,094	$379,809
30 days or less	-	-	-	-	-	-
31-60 days	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$205,115,000	0.95%	0.54%	$206,222,422	$201,231,094	$379,809

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

Although repurchase agreements and FHLBC Advances are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under (i) repurchase agreements on June 30, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	June 30, 2016	December 31, 2015
Fair Value of investments pledged as collateral under repurchase agreements and FHLBC advances:
Agency RMBS (1)	$1,037,264,912	$1,128,962,588
Non-Agency RMBS	1,039,533,429	1,157,357,871
ABS	75,473,169	54,761,837
CMBS	170,377,967	142,852,162
Residential Mortgage Loans	48,921,692	50,686,922
Commercial Mortgage Loans	32,800,000	62,800,000
U.S. Treasury Securities	206,222,422	203,520,859
Cash pledged (i.e., restricted cash) under repurchase agreements	8,720,493	16,662,156
Total collateral pledged under Repurchase agreements and FHLBC advances	$2,619,314,084	$2,817,604,395

(1) Collateral for FHLBC advances consist solely of Agency RMBS.

The following table presents information with respect to the Company’s total borrowings under (i) repurchase agreements on June 30, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	June 30, 2016	December 31, 2015
Repurchase agreements secured by investments:
Agency RMBS	$978,358,000	$676,679,000
Non-Agency RMBS	825,172,589	914,276,658
ABS	59,043,000	43,544,000
CMBS	126,884,000	104,699,000
Residential Mortgage Loans	33,627,413	50,606,302
Commercial Mortgage Loans	21,796,000	42,796,000
U.S. Treasury Securities	205,115,000	202,362,500
FHLBC advances secured by investments:
Agency RMBS	-	396,894,000
Gross Liability for Repurchase agreements and FHLBC advances	$2,249,996,002	$2,431,857,460

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of June 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,249,996,002	$-	$2,249,996,002	$2,249,996,002	$-	$-

The Company had no FHLBC Advances as of June 30, 2016.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of June 30, 2016 and December 31, 2015 the Company had 38 financing counterparties under which it had outstanding debt with 22 and 21 counterparties, respectively.

The following table presents information at June 30, 2016 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$62,739,237	478	10%
JP Morgan Securities, LLC	39,941,541	188	6%
RBC (Barbados) Trading Bank Corporation	35,486,233	43	5%

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

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as Non-Agency RMBS. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of June 30, 2016, the Company had $93.4 million of debt outstanding under this facility.

On February 26, 2016, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Four of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 24, 2017 and a facility termination date of February 23, 2018. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal. As of June 30, 2016, the Company had $33.6 million of debt outstanding under the WFB1 Repurchase Agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Omnibus Amendment”) with Wells Fargo. The Omnibus Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Omnibus Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Omnibus Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The Omnibus Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal. As of June 30, 2016, the Company had $21.8 million of debt outstanding under this facility.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, Eurodollar Futures and U.S. Treasury Futures (collectively, “Futures”), and IO Indexes. Derivatives have not been designated as hedging instruments. The Company may also enter into non-derivative instruments to manage interest rate risk, including Agency Interest-Only securities and long and short positions in U.S. Treasury securities.

The following table presents the fair value of the Company's derivative instruments and their balance sheet location at June 30, 2016 and December 31, 2015.

Derivative Instrument	Designation	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(22,901,340)	$(6,722,170)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	-	1,755,467
TBAs	Non-Hedge	Derivative liabilities, at fair value	(904,690)	(141,600)
TBAs	Non-Hedge	Derivative assets, at fair value	1,204,336	-
Short positions on Eurodollar Futures	Non-Hedge	Derivative liabilities, at fair value	(148,138)
Long positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	(19,921)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	21,563
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	206,222,422	223,434,922
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(45,442,266)	-

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of June 30, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The following table summarizes information related to derivatives:

Non-hedge derivatives held long/(short):	June 30, 2016	December 31, 2015
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$529,000,000	$969,000,000
Notional amount of TBAs	100,000,000	75,000,000
Notional amount of short positions on Eurodollar Futures (1)	(975,000,000)	-
Notional amount of long positions on U.S. Treasury Futures (2)	22,500,000	-
Notional amount of short positions on U.S. Treasury Futures (2)	(23,000,000)	-
Notional amount of long positions on U.S. Treasuries	200,000,000	226,000,000
Notional amount of short positions on U.S. Treasuries	(45,000,000)	-

(1) Each Eurodollar Future contract embodies $1.0 million of notional value.

(2) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-hedge derivatives gain (loss):	Statement of Operations Location	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(1,615,094)	$9,168,104	$(19,516,469)	$(513,854)
Interest rate swaps, at fair value	Net realized gain/(loss)	(2,839,917)	-	(5,733,434)	(12,095,409)
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	(150,547)	-	(150,547)	-
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(20,374)	-	(20,374)	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	126,919	-	126,919	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	21,123	-	21,123	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	15,056	-	15,056	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	441,638	(2,776,176)	441,246	(2,089,846)
TBAs (1)	Net realized gain/(loss)	(180,625)	683,399	25,039	2,838,477
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	1,587,306	(649,023)	7,580,039	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	109,062	(1,914,062)	423,828	(3,177,734)
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(200,391)	14,453	(200,391)	(354,688)
Short positions on U.S. Treasuries	Net realized gain	-	(708,789)	-	(1,151,758)

(1) For the three months ended June 30, 2016, gains and losses from purchases and sales of TBAs consisted of $7,656 of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes.For the six months ended June 30, 2016, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net gains of $0.4 million due to price changes. For the three months ended June 30, 2015, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $1.0 million of net TBA dollar roll net interest income and net losses of $(3.1) million due to price changes. For the six months ended June 30, 2015, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $2.2 million of net TBA dollar roll net interest income and net losses of $(1.5) million due to price changes.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of June 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$45,656,250	$-	$45,656,250	$45,442,266	$-	$213,984

Derivative Assets
U.S. Treasury Futures - Short	$21,563	$-	$21,563	$-	$-	$21,563
TBAs	1,204,336	-	1,204,336	-	-	1,204,336
Total Derivative Assets	$1,225,899	$-	$1,225,899	$-	$-	$1,225,899

Derivative Liabilities (1)
Interest Rate Swaps	$(21,672,658)	$-	$(21,672,658)	$-	$(21,672,658)	$-
Eurodollar Futures - Short	(148,138)	-	(148,138)	-	(148,138)	-
U.S. Treasury Futures - Long	(19,921)	-	(19,921)	-	(19,921)	-
TBAs	(904,690)	-	(904,690)	(904,690)	-	-
Total Derivative Liabilities	$(22,745,407)	$-	$(22,745,407)	$(904,690)	$(21,840,717)	$-

(1) Included in Derivative Liabilities on the consolidated balance sheet is $22,745,407 plus accrued interest of $1,228,682 for a total of $23,974,089.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. On June 30, 2016, the Company pledged real estate securities with a fair value of $4.9 million and cash of $31.6 million as collateral against certain derivatives. The Company’s counterparties did not post any collateral to it. On December 31, 2015, the Company pledged real estate securities with a fair value of $4.9 million and cash of $15.3 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.8 million to it as collateral for certain derivatives.

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2016:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.64%	1.34
2019	50,000,000	1.29%	0.64%	3.33
2020	250,000,000	1.65%	0.65%	3.77
2022	53,000,000	1.69%	0.68%	6.19
2023	110,000,000	2.31%	0.68%	6.93
2025	30,000,000	2.48%	0.68%	8.93
Total/Wtd Avg	$529,000,000	1.75%	0.66%	4.76

The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

TBAs

As discussed in Note 2, the Company has entered into TBAs. As of June 30, 2016, the Company’s maximum exposure to loss on TBAs was $103.5 million. As of December 31, 2015, the Company’s maximum exposure to loss on TBAs was $77.5 million.

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2016 and June 30, 2015:

For the Three Months Ended June 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$232,000,000	$(132,000,000)	$100,000,000	$103,757,810	$(103,450,351)	$719,960	$(412,501)
TBAs - Short	$-	$75,000,000	$(75,000,000)	$-	$-	$(7,813)	$484,376	$(492,189)

For the Three Months Ended June 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$180,000,000	$310,000,000	$(490,000,000)	$-	$-	$(609,375)	$144,530	$(753,905)
TBAs - Short	$-	$-	$-	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$277,000,000	$(252,000,000)	$100,000,000	$103,757,810	$(103,450,351)	$719,960	$(412,501)
TBAs - Short	$-	$225,000,000	$(225,000,000)	$-	$-	$(7,813)	$484,376	$(492,189)

For the Six Months Ended June 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$915,000,000	$(1,140,000,000)	$-	$-	$(609,375)	$144,530	$(753,905)
TBAs - Short	$-	$219,000,000	$(219,000,000)	$-	$-	$-	$-	$-

8. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in the Company’s common dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of June 30, 2016 and June 30, 2015, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	June 30, 2016	June 30, 2015
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	40,006	60,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and six months ended June 30, 2016 and June 30, 2015, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$17,709,787	$(1,526,910)	$11,898,006	$7,869,178

Denominator:
Basic weighted average common shares outstanding	28,038,953	28,389,211	28,155,441	28,388,417
Dilutive effect of restricted stock units	15,501	-	14,992	27,575
Diluted weighted average common shares outstanding	28,054,454	28,389,211	28,170,433	28,415,992

Basic Earnings/(Loss) Per Share of Common Stock:	$0.63	$(0.05)	$0.42	$0.28
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.63	$(0.05)	$0.42	$0.28

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive were restricted stock units of 29,915 for the three months ended June 30, 2015.

The following tables detail our common stock dividends for the six months ended June 30, 2016, and June 30, 2015:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60

The following tables detail our preferred stock dividends during the six months ended June 30, 2016, and June 30, 2015:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50

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

For the three months ended June 30, 2016 and June 30, 2015, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2016 and June 30, 2015, the Company recorded excise tax expense of $0.8 million and $0.8 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2016 or December 31, 2015. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of June 30, 2016 and December 31, 2015, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and six months ended June 30, 2016, the Company incurred management fees of approximately $2.4 million and $4.9 million, respectively. For the three and six months ended June 30, 2015, the Company incurred management fees of approximately $2.5 million and $5.0 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2016 and December 31, 2015, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

Expense reimbursement

The Company is required to reimburse the Manager for operating expenses which are incurred by the Manager on behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by the Company’s board of directors.

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

For the three and six months ended June 30 2016, the Company expensed into Other operating expenses $1.7 million and $3.5 million, respectively, of reimbursable expenses payable to the Manager. For the three and six months ended June 30 2015, the Company expensed into Other operating expenses $1.9 million and $3.7 million, respectively, of reimbursable expenses payable to the Manager.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of June 30, 2016, 137,590 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On July 1, 2015, approximately 20,000 restricted stock units vested, and as of June 30, 2016, approximately 40,000 units remained unvested.

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

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which also hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by the Manager, in such entities and has applied the equity method of accounting for such investments. These assets include investments in unguaranteed portions of CMBS issued by a GSE and secured by mortgages on multifamily properties. These assets also include an investment in a portfolio of non-performing single-family mortgage loans acquired through a competitive auction conducted by the Department of Housing and Urban Development (“HUD”). Our maximum exposure to loss with respect to these investments is generally equal to the amount that we invested. See Note 2 for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, FHA, and Jumbo residential mortgage loans and is led by an external management team. Its investment is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheet and had a fair value of $4.5 and $(0.3) million on June 30, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (the “Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc, which resulted in the ownership interest of the Company in AG Arc being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, the Company’s overall commitment to Arc Home was reduced to $13.4 million.

Transactions with affiliates

In May 2015, the Company completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which the Company held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $4.0 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively. The Company completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which the Company held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of a fair value of $4.6 million and $5.2 million as of June 30, 2016 and December 31, 2015, respectively. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. The Company obtained third party pricing for each transaction.

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company's Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches is reflected on the “Investments in debt and equity of affiliates” and “CMBS” line items on the consolidated balance sheet with fair values of $7.0 million and $1.4 million, respectively, on June 30, 2016 and on the “Investments in debt and equity of affiliates” line item with a combined fair value of $7.6 million on December 31, 2015.

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company engages asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three and six months ended June 30, 2016, the fees paid by the Company to the Asset Manager totaled less than $120,000.

In June 2016, in accordance with the Company’s Affiliated Transactions Policy, the Company executed two trades whereby the Company acquired real estate securities from two separate affiliates of the Manager (the “Selling Affiliates”). As of June 30, 2016, the securities acquired from the Selling Affiliates had a total fair value of $6.9 million. In each case, the Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the Selling Affiliates, the Company submitted its bid for the real estate securities to the Selling Affiliates. The Company’s pre-submission of its bid allowed the Manager to confirm third-party market pricing and best execution.

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On June 30, 2016, the entire $750.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

Concurrently with its IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions). No warrants were exercised for the three and six months ended June 30, 2016 and June 30, 2015.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2016, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The authorization does not obligate the Company to acquire any particular amount of common stock. The Company is incorporated in the State of Maryland and under the laws of that state, shares of its own stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. During the six months ended June 30, 2016, the Company repurchased 432,853 shares of common stock at a total cost of approximately $5.9 million and at an average cost per share of $13.56. As of June 30, 2016, approximately $17.5 million of common stock remained authorized for future share repurchases under the Repurchase Program. The Company did not repurchase any shares for the three and six months ended June 30, 2015.

The following table presents a summary of our common stock repurchases under the Repurchase Program for the six months ended June 30, 2016.

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price per Share Paid (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3)
March 2016	119,606	$12.86	246,321	$21,790,786
May 2016	276,522	13.75	522,843	17,988,891
June 2016	36,725	14.38	559,568	17,460,743
Total	432,853	$13.56	559,568	$17,460,743

(1) Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.

(2) Includes brokerage commissions and clearing fees.

(3) The maximum dollar amount auhorized was $25.0 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million of which the Company’s share is $13.4 million. The Company has contributed $5.2 million of this commitment as of June 30, 2016.

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

Factors impacting our operating results

Our operating results can be affected by a number of factors and primarily depend on, among other things, the size of our investment portfolio, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the Constant Prepayment Rate, (“CPR”), on our Agency RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results can also be impacted by unanticipated credit events, such as defaults, liquidations, or delinquencies, experienced by borrowers whose mortgage loans are included in our Credit Portfolio, as defined below.

See the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings, which is available on the Securities and Exchange Commission’s website at www.sec.gov, for additional factors that may impact our operating results.

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

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments may include investment grade and non-investment grade fixed and floating-rate securities. We categorize our Non-Agency RMBS by credit score at origination into Prime, Alt-A and Subprime. Our RMBS Interest-Only securities (Non-Agency RMBS backed by interest-only strips), CRTs (defined below), RPL/NPL MBS, (described below), and Securitized Whole Loans, (described below) represent our Non-Agency RMBS not categorized by credit score at origination.

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

RPL/NPL MBS are mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche) to mitigate our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) that take effect if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans are residential mortgage loans (generally RPLs or NPLs) in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate. Securitized Whole Loans do not include RPLs or NPLs that we hold through interests in certain consolidated trusts.

We also invest in other target assets, including asset backed securities, or ABS, and commercial mortgage-backed securities, or CMBS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as our real estate securities. Our ABS portfolio may include securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others. Our CMBS portfolio includes CMBS interest-only securities (CMBS backed by interest-only strips) and Freddie Mac K-Series CMBS (described below).

Freddie Mac K-Series CMBS (“K-Series CMBS”) include CMBS, CMBS interest-only and CMBS principal-only securities which are regularly-issued structured pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds, all of which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. In Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have categorized Freddie Mac K-Series CMBS interest-only bonds as part of our “CMBS Interest-Only” assets.

We have also invested in residential and commercial mortgage loans, including RPLs and NPLs, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial mortgage loans are referred to as our “credit portfolio” or “credit investments,” and residential and commercial mortgage loans are collectively referred to as “loans.” We use the term “credit securities” to refer to our credit portfolio excluding loans and MSRs. Additionally, we use the term “real estate securities” or “securities” to refer to our Agency RMBS and our credit securities.

We also originate conforming, FHA, and Jumbo residential mortgage loans through Arc Home LLC (“Arc Home”), our indirect subsidiary. Arc Home conducts a residential mortgage origination and investment platform. We have a minority investment in Arc Home that was made through AG Arc LLC, one of our subsidiaries (“AG Arc”.)

As of June 30, 2016 and per our GAAP consolidated balance sheet, we have a $2.6 billion investment portfolio comprised of real estate securities, loans and MSRs, which consists of $1.2 billion, or 44.7%, of Agency RMBS and $1.4 billion, or 55.3%, of assets in our credit portfolio. Our investment portfolio inclusive of TBAs in the Agency RMBS category and inclusive of investments held within affiliated entities in the credit investments category, but exclusive of AG Arc, is $2.8 billion, which consists of $1.3 billion, or 45.9%, of Agency RMBS and $1.5 billion, or 54.1%, of assets in our credit portfolio. See Note 3 to the Notes to Consolidated Financial Statements (unaudited) for a discussion of investments held within affiliated entities.

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

Market and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 5.9% on a year-over-year basis in May 2016 as compared with May 2015, according to data released by CoreLogic. This marks the 52nd consecutive monthly increase year-over-year in national home prices. The housing market remains strong; however, given the duration and strength of the recovery, additional over-performance is expected to be somewhat muted for the rest of 2016. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates and the further loosening of credit available to prospective homeowners, coupled with a stable broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the aggregate value of all residential properties with negative equity decreased to $299.5 billion in the first quarter of 2016, from $340 billion in the first quarter of 2015, a decrease of 11.8%. Negative equity means that a homeowner owes more on the home than the home is worth. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession is lifting due to the rise in home prices over the past four years. CoreLogic predicts that if home prices rise an additional 5.0% in 2016, 800,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continues to improve in 2016 and is anticipated to remain stable in the near future.

The Fed, in its June 15, 2016 meeting, further tempered its expectations for policy action both in the near and longer-term. With confidence temporarily shaken by a disappointing May employment report and the risks of the referendum in the United Kingdom on whether or not to leave the European Union, the Fed chose to reduce its forecast for the Fed funds rate in 2016 to one further rate increase. Beyond 2016, the projected pace of upward interest rate adjustments was shown to be more gradual, with a reduction in the median number of increases in both 2017 and 2018 from four to three, while the median terminal funds rate was also revised lower from 3.25% to 3.00%. Chairperson Yellen cited a lower estimate of the neutral funds rate and a concern over their ability to raise inflation expectations as driving the convergence of their official forecast with market pricing. Ultimately, the nature of the economic data we receive in the coming quarters, and the market’s interpretation of the Fed’s response to that data will drive the direction, magnitude and volatility of benchmark interest rates and the related fixed income markets.

The initial reading on second quarter GDP growth underwhelmed consensus estimates of 2.4%, coming in at 1.2%, as compared to 0.8% in the first quarter of 2016. Weighing on growth was continued weakness in fixed investment and a decrease in inventories that shed 1.2 percentage points off overall GDP growth. The rate of personal consumption growth was a healthy 4.2% in the second quarter. Net exports were accretive to growth for the first time in several quarters as U.S. dollar stability has reduced that headwind.

During the second quarter of 2016, the volatility in the prices of risk assets globally from the prior quarter largely subsided. Global central bank support led by tempered Fed forecasts, further improvement in the price of oil, stabilization of Chinese capital outflows and economic data, and improving US economic data helped to allay fears of a global recession that would ultimately extend to the United States. The market rebound extended through the second quarter, only momentarily pausing in response to the surprise outcome of the June 23rd United Kingdom referendum on European Union membership. Despite the momentary uncertainty, risk assets, particularly U.S. dollar based assets, held up very well. Legacy mortgage assets, proved to be especially resilient due to supportive technicals and stable underlying fundamentals. Additionally, U.S. mortgage credit and housing have no direct exposure to Brexit. Most asset classes priced at or near their best levels of the year, as of the end of the second quarter. Mortgage and asset-backed securities regained most, if not all, of the sell-off from the prior two quarters which is reflected by gains on the majority of our credit book during the quarter.

Meanwhile, U.S. Treasury yields closed the quarter near historical lows in response to unprecedented global central bank accommodation that has driven global demand to almost any fixed income market offering a positive yield. The 10-year U.S. Treasury, which began the year at 2.27%, hit a low of 1.44% in late June and closed at 1.47% on June 30, 2016. As a result, Agency RMBS prices moved higher which is reflected by the gains on our Agency RMBS book during the quarter. Prices of Agency RMBS followed the general trend of the bond market as Fannie Mae 30-year 3.5% RMBS rose by 2.24% in the second quarter.

Despite the sharp rally in interest rates, Agency RMBS spreads versus benchmark swap yields finished unchanged quarter over quarter. Interest rates on swaps decreased during the second quarter and since our interest rate derivatives are comprised of pay-fixed interest rate swaps, the result was a decrease in the value of our hedge book. Portfolio rebalancing during the quarter in the form of adding duration was partly accomplished through unwinding existing pay-fixed swap positions that resulted in the shift of previously accrued mark to market losses from the unrealized to realized category. Agency RMBS benefited from the same demand for yield that most U.S. dollar denominated fixed income products have. Exceptional liquidity and attractive yields relative to competing asset classes on a global scale without having to increase credit exposure has resulted in strong demand from domestic banks and money managers as well as overseas investors. Swap spreads were also extremely stable during the quarter, and as a result, swaps proved once again to be an effective hedge.

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

The rise in savings rates since the financial crisis, continued low interest rates, steady employment gains and a decline in energy costs have all contributed to significant improvement in the consumer’s balance sheet. This continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and a willingness on the part of federal regulators at the Federal Housing Finance Agency (“FHFA”) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.

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

Results of operations

The table below presents certain information from our consolidated statement of operations for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Statement of Operations Data:
Net Interest Income
Interest income	$30,200,296	$37,278,271	$60,897,454	$73,658,536
Interest expense	8,396,997	7,574,429	16,957,296	15,088,607
	21,803,299	29,703,842	43,940,158	58,569,929

Other Income
Net realized gain/(loss)	(5,317,085)	(2,153,328)	(18,303,743)	(11,803,254)
Realized loss on periodic interest settlements of derivative instruments, net	(1,607,539)	(3,228,729)	(3,985,314)	(6,689,956)
Unrealized gain/(loss) on real estate securities and loans, net	10,958,117	(22,256,001)	19,798,887	(10,996,283)
Unrealized gain/(loss) on derivative and other instruments, net	202,572	5,798,988	(11,753,430)	(3,121,810)
	4,236,065	(21,839,070)	(14,243,600)	(32,611,303)

Expenses
Management fee to affiliate	2,420,782	2,502,091	4,870,925	5,009,181
Other operating expenses	2,664,252	3,285,942	5,711,064	6,363,940
Servicing fees	104,979	144,999	209,958	319,998
Equity based compensation to affiliate	87,183	36,738	142,154	113,418
Excise tax	375,000	375,000	750,000	750,000
	5,652,196	6,344,770	11,684,101	12,556,537

Income/(loss) before equity in earnings/(loss) from affiliates	20,387,168	1,520,002	18,012,457	13,402,089
Equity in earnings/(loss) from affiliates	689,973	320,442	620,257	1,201,797
Net Income/(Loss)	21,077,141	1,840,444	18,632,714	14,603,886

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$17,709,787	$(1,526,910)	$11,898,006	$7,869,178
		0
Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.63	$(0.05)	$0.42	$0.28
Diluted	$0.63	$(0.05)	$0.42	$0.28

Net Income (Loss)

Our operating results depend in large part upon the difference between the yields earned on our investments, the cost of our borrowing, the cost of our interest rate hedging activities, the size and composition of our portfolio and changes in market prices during the period. Net income/(loss) available to common stockholders increased $19.2 million to $17.7 million for the three months ended June 30, 2016 from $(1.5) million for the three months ended June 30, 2015, and net income/(loss) available to common stockholders increased $4.0 million to $11.9 million for the six months ended June 30, 2016 from $7.9 million for the six months ended June 30, 2015 primarily due to higher security prices, which increase our unrealized income on real estate securities, offset by lower derivative prices, which lower our unrealized income on derivative instruments, and lower net interest income. The major components of these changes are detailed below.

Investment income, financing and hedging costs

Our primary source of income is the net interest earned on our investment portfolio of real estate securities, loans and MSRs, inclusive of assets owned through affiliates, exclusive of any assets owned through AG Arc. Our investment portfolio has been financed with repurchase agreements and FHLBC Advances.

The decrease in the net interest income earned on our investment portfolio of real estate securities, loans and MSRs, inclusive of assets owned through affiliates, and exclusive of assets owned through AG Arc inclusive of hedging costs from the three and six months ended June 30, 2015 to June 30, 2016 is primarily due to a smaller investment portfolio period over period. Our investment portfolio declined from a weighted average cost of $3.2 billion and $3.3 billion for the three and six months ended June 30, 2015, respectively, to a weighted average cost of $2.7 billion and $2.7 billion for the three and six months ended June 30, 2016, respectively, exclusive of TBAs in the Agency RMBS category. This decrease was primarily due to (i) the increase in our investment allocation to less levered credit assets and the organic amortization of our Agency RMBS, (ii) our decreased leverage and rotation out of certain agency derivatives in the face of a lower yielding environment starting in Q3 of 2015 and (iii) our Repurchase Program, pursuant to which we have purchased $7.5 million of our common stock since December 2015.

Our credit portfolio as a percentage of our total portfolio increased from 48.4% as of June 30, 2015 to 56.2% as of June 30, 2016, exclusive of TBAs in our total investment portfolio. Credit investments have lower allowable leverage ratios than Agency RMBS, and allocating a greater amount of capital to credit investments limits the size of our portfolio.

As a result of deteriorating market technicals in Q3 2015, fears of a global slowdown and a decrease in liquidity across markets, we took a defensive stance toward the lower yielding environment, lowering leverage and therefore decreasing the size of our investment portfolio. Our non-GAAP leverage decreased from 3.64 to 1 as of June 30, 2015 to 3.22 to 1 as of June 30, 2016. In addition to lower leverage, we also adjusted the risk profile of the portfolio by rotating out of certain agency derivatives.

The financing on our portfolio declined from a weighted average of $2.7 billion and $2.7 billion for the three and six months ended June 30, 2015, respectively, to a weighted average of $2.1 billion and $2.2 billion for the three and six months ended June 30, 2016, respectively. These figures exclude repurchase agreement financing on our U.S. Treasury securities and include repurchase agreement financing on our investments in debt and equity of affiliates except for AG Arc. Despite a decrease in the amount of our total weighted average financing, the costs associated with our financing have increased. Credit investments necessitate a higher cost of financing as the underlying securities are inherently riskier than Agency RMBS. In addition, three month LIBOR increased from 0.283 at June 30, 2015 to 0.646 at June 30, 2016, which contributed to the increase in interest expense.

During the three months ended June 30, 2016, the weighted average cost of our yield generating investments and related financing was $2.7 billion and $2.1 billion, respectively, excluding financing on U.S. Treasury securities. On an annualized basis, the average yield earned on our assets was 4.60%. On an annualized basis, the average rate paid on our repurchase agreements, securitized debt, loan participation payable, FHLBC Advances and hedges was 1.71%, which is comprised of (i) the average rate paid on our financing of 1.60% and (ii) the average rate paid on our swaps and U.S. Treasury securities of 0.11%. The increase in the average rate paid on our financing contributes to our higher interest expense, period over period, offset by a decreased financing balance.

During the six months ended June 30, 2016, the weighted average cost of our yield generating investments and related financing was $2.7 billion and $2.2 billion, respectively, excluding financing on U.S. Treasury securities. On an annualized basis, the average yield earned on our assets was 4.53%. On an annualized basis, the average rate paid on our repurchase agreements, securitized debt, loan participation payable, FHLBC Advances and hedges was 1.74%, which is comprised of (i) the average rate paid on our financing of 1.58% and (ii) the average rate paid on our swaps and U.S. Treasury securities of 0.16%. The increase in the average rate paid on our financing contributes to our higher interest expense, period over period, offset by a decreased financing balance.

During the three months ended June 30, 2015, the weighted average cost of our yield generating investments and related financing was $3.2 billion and $2.7 billion, respectively. On an annualized basis, the average yield earned on our assets was 4.74%, and the average rate paid on our repurchase agreements, securitized debt and hedges was 1.61%, which is comprised of (i) the average rate paid on our financing as a percentage of the average repurchase agreement and securitized debt balance outstanding of 1.17% and (ii) the average rate paid on our swaps and U.S. Treasury Securities as a percentage of the average repurchase agreement and securitized debt balance outstanding of 0.44%.

During the six months ended June 30, 2015, the weighted average cost of our yield generating investments and related financing was $3.3 billion and $2.7 billion, respectively. On an annualized basis, the average yield earned on our assets was 4.64%, and the average rate paid on our repurchase agreements, securitized debt and hedges was 1.61%, which is comprised of (i) the average rate paid on our financing as a percentage of the average repurchase agreement and securitized debt balance outstanding of 1.14% and (ii) the average rate paid on our swaps and U.S. Treasury Securities as a percentage of the average repurchase agreement and securitized debt balance outstanding of 0.47%.

Realized and unrealized gains/ (losses) on investments and derivatives

During the three months ended June 30, 2016, we sold certain real estate securities, realizing a net gain of $0.6 million. Additionally, we recognized $2.5 million of realized loss due to the settlement of certain derivatives, $0.2 million of realized loss due to the settlement of TBAs and $3.2 million of realized loss due to other-than-temporary-impairment, or OTTI, charges on certain securities. All of these items contributed to the decrease in the “Net realized gain/(loss)” line item for the three months ended June 30, 2016.

During the six months ended June 30, 2016, we sold certain real estate securities, realizing a net loss of $0.8 million. Additionally, we recognized $5.1 million of realized loss due to the settlement of certain derivatives, $0.0 million of realized gain due to the settlement of TBAs and $12.4 million of realized loss due to other-than-temporary-impairment, or OTTI, charges on certain securities. All of these items contributed to the decrease in the “Net realized gain/(loss)” line item for the six months ended June 30, 2016.

During the three months ended June 30, 2015, we sold certain real estate securities, realizing a net gain of $1.4 million, and settled TBAs, realizing a net gain of $0.6 million. Additionally, we recognized $2.6 million of realized loss due to the settlement of certain derivatives and $3.3 million of realized loss due to other-than-temporary-impairment, or OTTI, charges on certain securities.

During the six months ended June 30, 2015, we sold certain real estate securities, realizing a net gain of $6.1 million, and settled TBAs, realizing a net gain of $2.8 million. Additionally, we recognized $16.4 million of realized loss due to the settlement of certain derivatives and $6.0 million of realized loss due to other-than-temporary-impairment, or OTTI, charges on certain securities.

Refer to the “Market and Interest Rate Trends” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sale also impact unrealized gains and losses.

We may opportunistically reposition the portfolio from time to time for numerous reasons including rotating into investments with better relative value. The timing and amount of future realized gains and losses are unpredictable and will be impacted by these portfolio management decisions.

As mentioned above, we recognized a $3.2 million and $12.4 million OTTI charge on certain real estate securities for the three and six months ended June 30, 2016, respectively, due to an adverse change in cash flows, where the fair values of the investments were less than their carrying amounts. The decline in value of the remaining investments where we did not take an OTTI charge is solely due to market conditions and not the quality of the assets. The remaining investments in our portfolio are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell the investments for regulatory or other reasons.

We have not designated any of our derivative instruments as hedges for GAAP; therefore the change in market value on such derivatives is included as a component of our net income.

We have elected the fair value option on our real estate securities, our mortgage loan portfolios, our securitized debt and our loan participation payable. Changes in the market value of these assets will affect the unrealized gains or losses on real estate securities or other instruments and are included as a component of our net income/(loss).

Management fees and other expenses

For the three and six months ended June 30, 2016 our management fees were $2.4 million and $4.9 million, respectively. For the three and six months ended June 30, 2015 our management fees were $2.5 million and $5.0 million, respectively. Management fees are based upon a percentage of our stockholders’ equity after certain adjustments, including the exclusion of unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee.

For the three and six months ended June 30, 2016, other operating costs were $2.7 million and $5.7 million, respectively. For the three and six months ended June 30, 2015, other operating costs were $3.3 million and $6.4 million, respectively. These amounts were primarily comprised of professional fees, insurance and director’s fees, as well as certain expenses reimbursable to the Manager.

We are required to reimburse our Manager for operating expenses which are incurred by our Manager on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Of the $2.7 million and $5.7 million of Other operating expenses for the three and six months ended June 30, 2016, respectively, the Company has expensed $1.7 million and $3.5 million, respectively, paid to the Manager as a reimbursement of expenses. Of the $3.3 million and $6.4 million of Other operating expenses for the three and six months ended June 30, 2015, respectively, the Company has expensed $1.9 million and $3.7 million, respectively, paid to the Manager as a reimbursement of expenses.

For the three and six months ended June 30, 2016, we recorded excise tax expense of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2015, we recorded excise tax expense of $0.4 million and $0.8 million, respectively. Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Book value per share

As of June 30, 2016, December 31, 2015 and June 30, 2015, our book value per common share was $17.42, $17.88 and $19.21, respectively.

Core Earnings

We define core earnings, a non-GAAP financial measure, as net income excluding both unrealized and realized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale, including (i) investments held in affiliated entities and (ii) derivatives. As defined, Core Earnings include the net interest earned on these investments on a yield adjusted basis, including credit derivatives, investments in debt and equity of affiliates, inverse Agency Interest-Only securities, interest rate derivatives, TBA drop income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with the Company’s GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

A reconciliation of GAAP net income to Core Earnings for the three and six months ended June 30, 2016 and June 30, 2015 is set forth below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income/(loss) available to common stockholders	$17,709,787	$(1,526,910)	$11,898,006	$7,869,178
Add (Deduct):
Net realized (gain)/loss	5,317,085	2,153,328	18,303,743	11,803,254
Drop income	7,656	962,240	87,044	2,167,016
Equity in (earnings)/loss from affiliates	(689,973)	(320,442)	(620,257)	(1,201,797)
Net interest income and expenses from equity method investments	742,080	835,071	1,565,317	1,751,792
Unrealized (gain)/loss on real estate securities and loans, net	(10,958,117)	22,256,001	(19,798,887)	10,996,283
Unrealized (gain)/loss on derivative and other instruments, net	(202,572)	(5,798,988)	11,753,430	3,121,810
Core Earnings	$11,925,946	$18,560,300	$23,188,396	$36,507,536

Core Earnings, per Diluted Share	$0.43	$0.65	$0.82	$1.28

Investment activities

In 2011, the risk-reward profile of investment opportunities available to us supported the deployment of the vast majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio during this period.

In 2012, we began increasing our exposure to credit investments and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013 we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013 however, we concurrently elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We subsequently reduced our hedging activity, rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit investments, basing our decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging. As a result, the mix of assets in our portfolio may accordingly shift over time. As of June 30, 2016, we had a portfolio that consisted of 45.9% of Agency RMBS and 54.1% of credit investments inclusive of TBAs in the Agency RMBS category and inclusive of investments held within affiliated entities in the credit investments category but exclusive of AG Arc.

The following table presents a reconciliation of certain information related to investments inclusive of investments held within affiliated entities, but exclusive of AG Arc, to investments on a GAAP basis as of June 30, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (8)
Agency RMBS:
30 Year Fixed Rate	$752,439,005	$784,406,425	$26,015,065	$810,421,490	3.75%	2.98%	6.90
Fixed Rate CMO	70,784,803	71,329,453	2,490,574	73,820,027	3.00%	2.78%	3.81
ARM	231,078,143	228,559,458	9,538,833	238,098,291	2.36%	2.79%	4.71
Inverse Interest Only	44,001,032	8,432,705	1,304,845	9,737,550	5.93%	9.64%	5.02
Interest Only	428,516,731	37,314,890	(2,775,333)	34,539,557	2.38%	4.51%	3.74
Fixed Rate 30 Year TBA	100,000,000	103,465,820	291,990	103,757,810	3.00%	N/A	N/A
Credit Investments:
Residential Investments
Prime (2) (3)	710,215,486	576,431,656	9,858,844	586,290,500	4.01%	5.45%	10.02
Alt A (2) (4)	241,279,160	204,569,766	1,678,284	206,248,050	4.13%	5.09%	8.45
Subprime (2) (5)	104,923,044	101,041,125	(321,824)	100,719,301	4.53%	5.11%	5.17
RMBS Interest Only	432,881,867	3,507,300	(1,106,570)	2,400,730	0.16%	3.97%	3.48
Credit Risk Transfer	30,367,703	30,148,814	163,276	30,312,090	5.93%	6.69%	8.02
RPL/NPL (6)	112,573,185	111,592,405	(2,346,734)	109,245,671	4.41%	5.03%	1.60
Securitized Whole Loans (7)	81,449,198	59,304,634	(1,995,565)	57,309,069	4.13%	11.27%	2.07
Residential Mortgage Loans	80,422,687	56,614,557	1,961,503	58,576,060	5.43%	9.94%	5.05
Excess Mortgage Servicing Rights	65,110,507	331,990	14,517	346,507	N/A	4.64%	1.43
Commercial Investments
CMBS	200,823,276	130,320,817	(3,781,390)	126,539,427	5.21%	6.09%	3.78
Freddie Mac K-Series CMBS	121,641,527	41,058,375	781,341	41,839,716	5.41%	13.32%	9.65
CMBS Interest Only	2,335,088,264	45,835,330	1,089,232	46,924,562	0.29%	6.39%	3.80
Commercial Loans	54,800,000	53,787,489	1,012,511	54,800,000	7.87%	9.42%	0.86
ABS	77,273,481	76,852,386	(1,379,217)	75,473,169	5.19%	5.34%	4.93
Total: Non-GAAP Basis	$6,275,669,099	$2,724,905,395	$42,494,182	$2,767,399,577	2.17%	4.82%	5.17

Investments in Debt and Equity of Affiliates	$593,289,888	$52,735,759	$706,047	$53,441,806	0.37%	13.79%	6.87

TBAs	$100,000,000	$103,465,820	$291,990	$103,757,810	3.00%	N/A	N/A

Total: GAAP Basis	$5,582,379,211	$2,568,703,816	$41,496,145	$2,610,199,961	2.31%	4.63%	4.99

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 724, 673 and 599, respectively.

(3) Included in Prime is $147.1 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $85.4 million fair market value of Prime Jumbo securities. Prime Jumbo is defined as being all of the following: a prime security, an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(4) Included in Alt-A is $64.9 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(5) Included in Subprime is $34.3 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(6) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(7) Whole loans purchased by an affiliate of our manager in securitized form.

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

(5) Included in Alt-A is $65.9 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(6) Included in Subprime is $35.4 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(7) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(8) Whole loans purchased by an affiliate of our manager in securitized form.

(9) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio inclusive of securities held within affiliated entities as of June 30, 2016. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$90,466,614	$87,017,658	$1,183,472	$88,201,130	3.35%	5.85%	4.79
2005	203,320,734	163,724,100	2,726,117	166,450,217	4.15%	5.37%	11.54
2006	327,772,002	214,309,511	3,077,454	217,386,965	4.40%	5.99%	8.93
2007	200,705,419	158,718,089	1,368,911	160,087,000	4.06%	5.71%	11.60
2008	16,424,000	13,563,812	370,007	13,933,819	7.00%	5.83%	9.44
2010	56,496,534	46,401,340	1,322,595	47,723,935	N/A	6.02%	7.02
2011	6,861,303	5,631,778	-	5,631,778	4.94%	5.59%	8.59
2012	81,928,364	20,715,775	(493,344)	20,222,431	2.44%	5.81%	3.26
2013	151,944,927	112,092,596	(390,315)	111,702,281	3.56%	4.95%	3.66
2014	1,247,742,175	207,551,650	(3,143,554)	204,408,096	0.83%	6.89%	2.12
2015	1,430,691,837	297,540,384	(4,140,959)	293,399,425	1.05%	5.94%	4.41
2016	634,162,282	53,395,915	759,293	54,155,208	0.70%	6.52%	7.19
Total: Non-GAAP Basis	$4,448,516,191	$1,380,662,608	$2,639,677	$1,383,302,285	1.64%	5.93%	5.17

Investments in Debt and Equity of Affiliates	$588,644,404	$49,730,537	$771,815	$50,502,352	0.32%	13.79%	6.87

Total: GAAP Basis	$3,859,871,787	$1,330,932,071	$1,867,862	$1,332,799,933	1.81%	5.62%	4.90

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

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

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities by credit rating as of June 30, 2016 and December 31, 2015:

Credit Rating - Credit Securities (1)	June 30, 2016	December 31, 2015
AAA	$100,512,693	$112,107,249
A	149,451,545	119,939,358
BBB	29,541,670	20,468,267
BB	36,105,859	43,576,568
B	39,450,955	110,878,213
Below B	533,727,041	527,154,975
Not Rated	494,512,522	546,091,233
Total: Non-GAAP Basis	$1,383,302,285	$1,480,215,863

Investments in Debt and Equity of Affiliates	$50,502,352	$46,694,318

Total: GAAP Basis	$1,332,799,933	$1,433,521,545

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

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	June 30, 2016	June 30, 2015
20 Year Fixed Rate	N/A	11%
30 Year Fixed Rate	9%	11%
Fixed Rate CMO	7%	8%
ARM	12%	13%
Interest Only	15%	13%
Weighted Average	10%	11%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through June 30, 2016, leverage has been in the form of repurchase agreements, securitized debt, loan participations payable and, for a portion of the first quarter of 2016, FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involved loan advances made to us by the FHLBC in exchange for the pledge of our real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and six months ended June 30, 2016, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity.

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance subsidiary from being eligible for membership in the FHLBC and prevents the FHLBC from making any new advances or extending any existing advances to MITT Insurance. Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. As of June 30, 2016, we had no FHLBC Advances outstanding.

Our repurchase agreements and FHLBC Advances are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of June 30, 2016 and December 31, 2015, the Company has met all margin call requirements.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, synthetic IO Indexes, Futures, and certain non-derivative financial instruments such as Agency Interest-Only securities and U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing and hedging.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements and FHLBC Advances inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,939	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070
June 30, 2013
Non-GAAP Basis	$4,226,403,356	$4,380,568,623	$4,613,620,097
Less: Linked Transactions	404,759,166	418,500,534	431,172,099
GAAP Basis	$3,821,644,190	$3,962,068,089	$4,182,447,998

As noted, we finance the purchase of our investments with repurchase agreements. It can be reasonably expected that our repurchase agreement balance will increase if we raise equity capital and decrease as a result of our portfolio decreasing due to asset sales, principal paydowns, and through the gradual increase of our investment allocation to credit investments. In the third quarter of 2013, in response to a sharp increase in interest rates resulting from the market’s reaction to the announcement that tapering of QE3 could occur earlier than expected, we sold a significant amount of our fixed-rate Agency RMBS and subsequently terminated the related repurchase agreements, accounting for the reduction in the repurchase agreement balance from the second to the third quarter of 2013. Our credit portfolio, inclusive of investments held within affiliated entities in the credit investments category but exclusive of AG Arc, as a percentage of our total portfolio, increased from 34.9% as of December 31, 2013 to 54.1% as of June 30, 2016. Due to their elevated risk profile, credit investments have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us as they had previously and lowers our total repurchase agreement balance.

Master Repurchase Agreements

As of June 30, 2016 and December 31, 2015, we have entered into master repurchase agreements, either directly or through equity method investments in affiliates, excluding any financing counterparties through AG Arc, with 38 counterparties, under which we had outstanding debt with 22 and 21 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the Notes to Consolidated Financial Statements (unaudited) for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities, inclusive of repurchase agreements through affiliated entities exclusive of AG Arc to information on a GAAP basis as of June 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$35,283,000	0.65%	1	3.0%
30 days or less	1,171,972,000	1.37%	13	13.3%
31-60 days	315,827,000	1.07%	40	8.3%
61-90 days	106,303,000	2.37%	78	22.8%
Greater than 90 days	365,887,619	1.72%	308	8.6%
Total: Non-GAAP Basis	$1,995,272,619	1.43%	75	12.0%

Investments in Debt and Equity of Affiliates	$5,815,030	3.20%	534	24.8%

Total: GAAP Basis	$1,989,457,589	1.42%	73	11.9%

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

The primary difference between our repurchase agreements at December 31, 2015 and June 30, 2016 pertains to the financing we received from the FHLB in the form of advances. At December 31, 2015, these advances were included in the chart shown below. At June 30, 2016, this financing is now in the form of repurchase agreements. We did not have any FHLBC Advances as of June 30, 2015.

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

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned, inclusive of repurchase agreements through affiliated entities exclusive of AG Arc, to information on a GAAP basis as of June 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	41,407,229	3.01%	3.13%	590	30.5%
Total: Non-GAAP Basis	$41,407,229	3.01%	3.13%	590	30.5%

Investments in Debt and Equity of Affiliates	$7,779,816	3.20%	3.20%	534	29.9%

Total: GAAP Basis	$33,627,413	2.97%	3.11%	603	30.7%

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

The primary difference between our repurchase agreements at December 31, 2015 and June 30, 2016 pertains to financing repaid in January 2016 on certain residential mortgage loans sold in December of 2015.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of June 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	21,796,000	2.60%	2.87%	1,174	33.5%
Total / Weighted Average	$21,796,000	2.60%	2.87%	1,174	33.5%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.67%	3.62%	1,356	31.8%
Total / Weighted Average	$42,796,000	2.67%	3.62%	1,356	31.8%

Outstanding repurchase agreements on commercial loans declined from December 31, 2015 to June 30, 2016 with the pay-off of a commercial mortgage loan during the three months ended June 30, 2016.

The following table presents certain financial information related to repurchase agreements secured by interests in U.S. Treasury securities as of June 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$205,115,000	0.95%	1	0.54%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$205,115,000	0.95%	1	0.54%

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

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of June 30, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $26.2 million and $30.4 million, respectively. As of June 30, 2016 and December 31, 2015, the fair value of the consolidated tranche issued by the Consolidated VIE was $25.8 million and $30.0 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheet. The cost of financing on June 30, 2016 and December 31, 2015 on the consolidated tranche was 3.11% and 3.67%, respectively. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bears interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. As of June 30, 2016, the commercial loan had a balance of $12.0 million, which is classified as an asset in the “Commercial loans, at fair value” line item, and a $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on our consolidated balance sheet representing the transfer of the Participation Interest. On June 30, 2016, the cost of financing on the Participation Interest was 24.18%.

Leverage

We define “non-GAAP leverage” as the sum of: (i) our repurchase agreements, inclusive of repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc, (ii) FHLBC Advances, if any, (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, and (v) the Participation Interest. Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. We define “non-GAAP ‘at risk’” leverage as non-GAAP leverage inclusive of our net TBA position (at cost). The calculations in the tables below divide our leverage calculations by our GAAP stockholders equity to derive our leverage ratios. The following tables present a reconciliation of our leverage ratios on a GAAP basis at June 30, 2016 and December 31, 2015 to both our non-GAAP leverage ratio and our non-GAAP “at risk” leverage ratio.

		Stockholders’
June 30, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,069,725,285	$646,521,130	3.20	x
Repurchase agreements through affiliated entities	13,594,846	-
Non-GAAP Leverage	$2,083,320,131	$646,521,130	3.22	x
Net TBA payable adjustment	103,465,820	-
Non-GAAP “At Risk” Leverage	$2,186,785,951	$646,521,130	3.38	x

		Stockholders’
December 31, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,259,541,821	$666,944,713	3.39	x
Repurchase agreements through affiliated entities	18,638,119	-
Non-GAAP Leverage	$2,278,179,940	$666,944,713	3.42	x
Net TBA payable adjustment	77,502,930	-
Non-GAAP “At Risk” Leverage	$2,355,682,870	$666,944,713	3.53	x

We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 22 and 21 counterparties at June 30, 2016 and December 31, 2015, respectively, on a GAAP basis.

Hedging activities

We utilize multiple hedging instruments as a means to mitigate the interest rate risk of our Agency RMBS and credit portfolios. As of June 30, 2016 we had entered into $529 million notional amount of interest rate swaps, $200 million notional amount of long positions in U.S. Treasury securities, $45 million notional amount of short positions in U.S. Treasury securities, $22.5 million notional amount of long positions in U.S. treasury futures, $23.0 million of short positions in U.S. treasury futures and $975.0 million notional amount of short positions in Eurodollar futures.

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2016:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.64%	1.34
2019	50,000,000	1.29%	0.64%	3.33
2020	250,000,000	1.65%	0.65%	3.77
2022	53,000,000	1.69%	0.68%	6.19
2023	110,000,000	2.31%	0.68%	6.93
2025	30,000,000	2.48%	0.68%	8.93
Total/Wtd Avg	$529,000,000	1.75%	0.66%	4.76

The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

U.S. Treasury securities

We may purchase and sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.

As of June 30, 2016, we had a long position in U.S. treasury securities with a fair value of $206.2 million and a notional amount of $200.0 million. The U.S. treasury securities were financed with repurchase agreements with a fair value of $205.1 million and a cost of financing of 0.95%. This liability is included in the “Repurchase agreements” line item on the consolidated balance sheet. As of June 30, 2016, the U.S. Treasury securities had a weighted average maturity of 4.89 years. As of June 30, 2016, the repurchase agreements had a weighted average maturity of July 1, 2016.

As of December 31, 2015, we had a long position in U.S. Treasury securities with a fair value of $223.4 million and a notional amount of $226.0 million. Certain U.S. Treasury securities were financed with repurchase agreements with a fair value of $202.4 million and a cost of financing of 0.42%. This liability is presented in the “Repurchase agreements” line item on the consolidated balance sheet. As of December 31, 2015, the U.S. Treasury securities had a weighted average maturity of 4.1 years. As of December 31, 2015, the repurchase agreements had a weighted average maturity of January 4, 2016.

We may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements.

As of June 30, 2016, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions with a fair value and notional of $45.4 million and $45.0 million, respectively. This liability is presented as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value” on the consolidated balance sheet. As of June 30, 2016, the U.S. Treasury securities had a weighted average maturity of 7.28 years. The borrowed securities were collateralized by cash loaned under reverse repurchase agreements of $45.7 million at June 30, 2016, which is presented as “Receivable under reverse repurchase agreements” on the consolidated balance sheet. As of June 30, 2016, the reverse repurchase agreements had a weighted average maturity of July 1, 2016. We had no short positions in U.S. Treasury securities as of December 31, 2015.

During the three months and six months ended June 30, 2016, we recorded realized gains of $0.1 million and $0.4 million, respectively, on long positions in U.S. Treasury securities. During the three months and six months ended June 30, 2015, we recorded realized losses of $1.9 million and $3.2 million, respectively, on long positions in U.S. Treasury securities. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations. During the three months and six months ended June 30, 2016, we recorded unrealized gains of $1.6 million and $7.6 million, respectively, on long positions in U.S. Treasury securities. During the three months ended June 30, 2015, we recorded unrealized losses of $0.6 million on long positions in U.S. Treasury securities. We did not have any unrealized gains or losses on long positions in U.S. Treasury securities for the six months ended June 30, 2015. Unrealized gains and losses are recorded on the “Unrealized gain (loss) on derivative and other instruments, net” line item on our consolidated statement of operations.

During the three and six months ended June 30, 2016, we recorded unrealized losses of $0.2 million on borrowed securities. We did not have any realized gains or losses on borrowed securities for the three and six months ended June 30, 2016.. During the three and six months ended June 30, 2015, we recorded unrealized gains and losses of $0.0 and $0.4 million, respectively, on borrowed securities. During the three and six months ended June 30, 2015, we recorded realized losses of $0.8 and $1.2 million, respectively, on the borrowed securities.

Futures

We may purchase and sell short Eurodollar and U.S. Treasury Futures to help mitigate the potential impact of changes in interest rates on the performance of our portfolio.

As of June 30, 2016, we had long positions in U.S. Treasury Futures with a fair value of $(19,921) and a notional amount of $22.5 million. As of June 30, 2016, the long positions in U.S. Treasury Futures had a weighted average maturity of 10.09 years.

As of June 30, 2016, we had short positions in U.S. Treasury Futures with a fair value of $21,563 and a notional amount of $23.0 million. As of June 30, 2016, the short positions in U.S. Treasury Futures had a weighted average maturity of 5.09 years.

As of June 30, 2016, we had short positions in Eurodollar Futures with a fair value of $(0.1) million and a notional amount of $975.0 million. As of June 30, 2016, the short positions in Eurodollar Futures had a weighted average maturity of 0.52 years.

We had no positions in any Futures as of December 31, 2015.

During the three and six months ended June 30, 2016, we recorded realized gains of $0.1 million on long positions in U.S. Treasury Futures. Realized gains and losses are recorded on the “Net realized gain/(loss)” line item on our consolidated statement of operations. During the three and six months ended June 30, 2016, we recorded unrealized losses of $20,374 on long positions in U.S. Treasury Futures. Unrealized gains and losses are recorded on the “Unrealized gain (loss) on derivative and other instruments, net” line item on our consolidated statement of operations. We had no long positions in U.S. Treasury Futures for the three or six months ended June 30, 2015.

During the three and six months ended June 30, 2016, we recorded realized gains of $15,056 on short positions in U.S. Treasury Futures. During the three and six months ended June 30, 2016, we recorded unrealized gains of $21,123 on short positions in U.S. Treasury Futures. We had no short positions in U.S. Treasury Futures for the three or six months ended June 30, 2015.

We had no realized gains on short positions in Eurodollar Futures for the three or six months ended June 30, 2016. During the three and six months ended June 30, 2016, we recorded unrealized losses of $0.2 million on short positions in Eurodollar Futures. We had no short positions in Eurodollar Futures for the three or six months ended June 30, 2015.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following fiscal year. As of June 30, 2016 the Company had undistributed taxable income of approximately $1.86 per share.

The following table details our common stock dividends during the six month ended June 30, 2016 and June 30, 2015:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60

The following table details our preferred stock dividends during the six months ended June 30, 2016 and June 30, 2015:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50

Liquidity and capital resources

Liquidity is a measurement of our ability to meet potential cash requirements, including commitments to make distributions to our stockholders, finance our investments and expenses and satisfy other general business needs. Our principal sources of cash as of June 30, 2016 consist of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

At June 30, 2016, we had $166.3 million available to support our liquidity needs, comprised of $41.9 million of cash, $80.1 million of Agency RMBS, and $44.3 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and the cost of any hedging activities. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

Additionally during the quarter, we received cash of $9.6 million as a result of the pay-off of one of our commercial loans, net of its financing, $8.0 million due to the redemption of a majority of our FHLBC stock and approximately $3.2 million of net equity as a result of the settlement by Bank of America with RMBS investors related to mortgages sold by its Countrywide unit.

We, either directly or through our equity method investments in affiliates, have entered into MRAs with 38 counterparties, allowing us to utilize leverage in our operations. As of June 30, 2016, we had debt outstanding of $2.3 billion from 22 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between July 1, 2016 and September 17, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. As of June 30, 2016 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.38 to 1, 3.22 to 1 and 3.20 to 1, respectively.

Under our repurchase agreements we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Certain securities that are pledged as collateral under our repurchase agreements are in unrealized loss positions.

The following table presents contractual maturity information for our repurchase agreements, including those accounted for through affiliated entities but excluding any financing utilized through AG Arc, and including FHLBC Advances, if applicable, at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Overnight	$240,398,000	$202,362,500
30 days or less	1,171,972,000	1,239,432,500
31 to 60 days	315,827,000	284,874,000
61 to 90 days	106,303,000	247,433,500
91 to 119 days	127,629,000	32,109,000
Greater than or equal to 120 days	301,461,848	444,284,079
Total: Non-GAAP Basis	$2,263,590,848	$2,450,495,579

Less: Investments in Debt and Equity of Affiliates	$13,594,846	$18,638,119

Total: GAAP Basis	$2,249,996,002	$2,431,857,460

As of June 30, 2016, we had no advances outstanding with the FHLBC, and as a result of the Final Rule, can no longer rely on FHLBC Advances for liquidity. The Final Rule has not had a material impact on our liquidity or our ability to satisfy our financial obligations as they become due.

As described above in the “Financing activities” section of this Item 2, we entered into the Resecuritization in 2014 that resulted in consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. See Note 3 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

As described above in the “Financing activities” section of this Item 2, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. We recorded proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. As of June 30, 2016, the commercial loan had a balance of $12.0 million.

The following table presents information at June 30, 2016 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk, including stockholders’ equity at risk under financing through affiliated entities but excluding any stockholders’ equity at risk under financing through AG Arc.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Wells Fargo Bank, N.A.	$62,739,237	478	10%
JP Morgan Securities, LLC	39,941,541	188	6%
RBC (Barbados) Trading Bank Corporation	35,486,233	43	5%

The following table presents information at December 31, 2015 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk, including stockholders’ equity at risk under financing through affiliated entities but excluding any stockholders’ equity at risk under financing through AG Arc.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

Effects of margin requirements, leverage and credit spreads

Our real estate securities and loans have values that fluctuate according to market conditions and, as discussed above, the market value of these assets will decrease as prevailing interest rates or credit spreads increase. When the value of the assets pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which reflects a demand for additional collateral that may take the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Our lenders will value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the market value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their values decline. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will be required to post collateral with us.

Stock Repurchase Program

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. The authorization does not obligate us to acquire any particular amount of common stock. During the six months ended June 30, 2016, we repurchased 432,853 shares of common stock at a total cost of approximately $5.9 million and at an average cost per share of $13.56. As of June 30, 2016, approximately $17.5 million of common stock remained authorized for future share repurchases under the Repurchase Program. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above. We did not repurchase any shares for the six months ended June 30, 2015.

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

Management Agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and six months ended June 30, 2016, we incurred management fees of approximately $2.4 million and $4.9 million, respectively. For the three and six months ended June 30, 2015, we incurred management fees of approximately $2.5 million and $5.0 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager for operating expenses which are incurred by our Manager on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $2.7 million and $5.7 million of Other operating expenses for the three and six months ended June 30, 2016, respectively, we have expensed $1.7 million and $3.5 million, respectively, which will be paid to the Manager as a reimbursement of expenses. Of the $3.3 million and $6.4 million of Other operating expenses for the three and six months ended June 30, 2015, respectively, we have expensed $1.9 million and $3.7 million, respectively, which will be paid to the Manager as a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock to our directors, officers, advisors, consultants and other personnel and to our Manager. As of June 30, 2016, 137,590 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of June 30, 2016, we have granted an aggregate of 39,660 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2016, 99,904 shares of restricted common stock granted to our Manager and independent directors have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by our Manager or its transferee shall be immediately cancelled and forfeited without consideration. On July 1, 2015, approximately 20,000 restricted stock units vested, and as of June 30, 2016, approximately 40,000 units remained unvested.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million of which our share is $13.4 million. We have contributed $5.2 million of this commitment as of June 30, 2016.

Other

We have presented a table that details the contractual maturity of our financing arrangements at June 30, 2016. See the “Liquidity and capital resources” section of this Item 2. As of June 30, 2016 and December 31, 2015, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.9 million and $2.7 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss related to our TBAs is the net payable amount on our TBA transactions until the settlement date. As of June 30, 2016, our maximum exposure to loss on TBAs was $103.5 million.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities and loans, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of June 30, 2016, our maximum exposure to loss on investments in debt and equity of affiliates was $61.7 million.

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

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to non-performing loans and reperforming loans. For the three and six months ended June 30, 2016, the fees paid by us to the Asset Manager totaled less than $120,000.

Certain securitizations

In May 2015, we completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which we held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $4.0 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively. We completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which we held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $4.6 million and $5.2 million as of June 30, 2016 and December 31, 2015, respectively. The remaining interests in each securitization were owned by certain of the related parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. We obtained third party pricing for each transaction.

In July 2015, we completed an arm’s-length investment purchase at fair value. Certain entities managed by an affiliate of our Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein we purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches is reflected on the “Investments in debt and equity of affiliates” and “CMBS” line items on the consolidated balance sheet with fair values of $7.0 million and $1.4 million, respectively, on June 30, 2016 and on the “Investments in debt and equity of affiliates” line item with a combined fair value of $7.6 million on December 31, 2015.

In June 2016, in accordance with our Affiliated Transactions Policy, we executed two trades whereby we acquired real estate securities from two separate affiliates of the Manager (the “Selling Affiliates”). As of June 30, 2016, the securities acquired from the Selling Affiliates had a total fair value of $6.9 million. In each case, the Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the Selling Affiliates, we submitted our bid for the real estate securities to the Selling Affiliates. Our pre-submission of our bid allowed our Manager to confirm third-party market pricing and best execution.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, FHA, and Jumbo residential mortgage loans and is led by an external management team. Our investment in Arc Home, which is conducted through AG Arc, one of our subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet and had a fair value of $4.5 and $(0.3) million on June 30, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, our overall commitment to Arc Home was reduced to $13.4 million.

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo, Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. For further detail on the Management Agreement, see the “Contractual Obligations–Management Agreement” section of this Item 2.

Grants of restricted common stock

As of June 30, 2016, we have granted an aggregate of 39,660 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2016, 99,904 shares of restricted common stock granted to our Manager and independent directors have vested. See Note 10 to the Notes to Consolidated Financial Statements (unaudited) for further detail on restricted stock grants.

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

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Investments in real estate securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities,” ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Real estate securities are recorded at fair market value on our consolidated balance sheet and the periodic change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

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

In December 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home to originate conforming, FHA and Jumbo loans. We invest in Arc Home through AG Arc, one of our subsidiaries, and have chosen to make a fair value election on AG Arc pursuant to ASC 825.

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

Similarly, we also reassess the cash flows on at least a quarterly basis for our real estate securities accounted for under ASC 325-40, “Beneficial Interests in Financial Assets” (generally Non-Agency RMBS, ABS, CMBS and interest-only securities). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

When a real estate security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. For real estate securities accounted for under ASC 325-40, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and include observations of current information and events and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. We have concluded the guidance does not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” (“ASU 2016-13”). ASU 2016-13 introduces a new model related to the accounting for credit losses on instruments, specifically, financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, requiring an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity’s assumptions, and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating our method of adoption and the impact this ASU will have on our consolidated financial statements.

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

Interest rate effect on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing short-term rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

We calculate estimated effective duration (i.e., the price sensitivity to changes in risk-free interest rates) to measure the impact of changes in interest rates on portfolio value. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same securities. We allocate the net duration by asset type based on the interest rate sensitivity. Over time, our credit investments have experienced significant price appreciation. In addition, we have allocated greater capital towards higher dollar price Non-Agency MBS, ABS and CMBS positions. Higher dollar price credit securities may exhibit greater duration than lower priced credit investments. In addition, we have observed that, in the wake of massive intervention by global central banks since the financial crisis of 2008-2009, the historical inverse relationship between credit spreads and interest rates has begun to become less reliable. This means that it is becoming less likely that periods of rising interest rates will be accompanied by tightening credit spreads which can offset some of the downward pressure on the prices of credit bonds. This has served to make effective duration on credit investments a more meaningful statistic over time.

On June 30, 2016, we computed an estimated net effective duration of 1.63 years, comprised of 1.19 Agency RMBS duration, 1.26 of credit investment duration, (0.71) hedge duration and (0.11) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of June 30, 2016. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2016, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (3)
+100	-10.0%	-12.3%
+50	-4.5%	-5.9%
-50	3.4%	4.8%
-100	4.7%	2.4%

(1) Includes investments held through affiliated entities that are reported as “Investments in debt and equity of affiliates” on our consolidated balance sheet.

(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of June 30, 2016.

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

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company, from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On June 30, 2016, we had no advances outstanding with the FHLBC.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Arc Home’s mortgage business is highly dependent upon programs administered by GSEs, such as Fannie Mae and Freddie Mac, and Ginnie Mae, to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect Arc Home’s mortgage business and the value of our investment in Arc Home.

There is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. The future roles of Fannie Mae and Freddie Mac could be reduced or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could adversely affect Arc Home’s mortgage business and the value of our investment in Arc Home. Furthermore, any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets or in the underwriting criteria of these agencies could materially and adversely affect Arc Home’s business, financial condition and results of operations.

The residential mortgage loans which Arc Home’s mortgage business originates may be subject to delinquency, foreclosure and loss, which could result in losses to Arc Home and, as a result, in the diminution in the value of our investment in Arc Home.

Residential mortgage loans are secured by residential property and those that are not guaranteed by a U.S. Government agency or a GSE are subject to risks of delinquency, foreclosure and loss during the period of time that loans are held pending sale, generally 20-30 days. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower as well as a number of other factors. In the event of any default or underwriting flaw under a mortgage loan held directly by Arc Home’s mortgage business, it may bear, or be required to indemnify against, a risk of loss of principal to the extent of any deficiency between the value of the collateral on the one hand and the principal and accrued interest of the mortgage loan on the other, which could have a material adverse effect on its cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on Arc Home’s anticipated return on the foreclosed mortgage loan.

The underwriting practices in Arc Home’s mortgage business may not adequately capture the risk inherent in its mortgage lending operations and failures in its underwriting process may result in loans that expose it to a greater risk of loss.

Arc Home’s mortgage business seeks to mitigate the risks inherent in its mortgage lending operations by adhering to specific underwriting practices. These practices will often include, among other things, analysis of a borrower’s prior credit history, credit score, employment, income verification, financial statements, tax returns and cash flow projections; valuation of collateral; and verification of liquid assets. If Arc Home’s underwriting process fails to capture accurate information or proves to be inadequate, Arc Home may incur losses on mortgage loans that meet its underwriting criteria, and those losses may exceed the amounts set aside as reserves. In addition, should the mortgage loans Arc Home originates sustain higher levels of delinquencies and/or defaults, Arc Home may lose the ability to originate and/or sell FHA loans, or to do so profitably. Any of these outcomes could negatively affect the value of our investment in Arc Home.

Refer to the risks identified under the captions “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

AG MORTGAGE INVESTMENT TRUST, INC.

August 5, 2016	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 5, 2016	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
June 30, 2016

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

