Form 10-Q
period 2016-09-30
AG Mortgage Investment Trust, Inc.
filed 2016-11-04
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________

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

As of October 31, 2016, there were 27,700,154 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1.     FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate securities, at fair value:
Agency - $1,102,071,539 and $1,133,899,693 pledged as collateral, respectively	$1,199,231,359	$1,201,441,652
Non-Agency - $1,092,609,522 and $1,157,357,871 pledged as collateral, respectively	1,133,830,479	1,229,811,018
ABS - $70,487,636 and $54,761,837 pledged as collateral, respectively	70,487,636	54,761,837
CMBS - $168,074,743 and $142,852,162 pledged as collateral, respectively	205,351,360	148,948,690
Residential mortgage loans, at fair value -$38,277,613 and $50,686,922 pledged as collateral, respectively	42,647,987	57,080,227
Commercial loans, at fair value - $32,800,000 and $62,800,000 pledged as collateral, respectively	44,800,000	72,800,000
U.S. Treasury securities, at fair value - $101,612,422 and $203,520,859 pledged as collateral, respectively	101,612,422	223,434,922
Investments in debt and equity of affiliates	60,731,735	43,040,191
Excess mortgage servicing rights, at fair value	309,081	425,311
Cash and cash equivalents	46,039,491	46,253,291
Restricted cash	37,304,988	32,200,558
Interest receivable	8,870,489	11,154,785
Receivable on unsettled trades - $281,824 and $0 pledged as collateral, respectively	282,636	-
Receivable under reverse repurchase agreements	45,963,750	-
Derivative assets, at fair value	422,695	1,755,467
Other assets	7,342,446	16,064,115
Due from broker	2,865,045	24,904,168
Total Assets	$3,008,093,599	$3,164,076,232

Liabilities
Repurchase agreements	$2,226,363,709	$2,034,963,460
FHLBC advances	-	396,894,000
Securitized debt, at fair value	24,350,515	30,046,861
Loan participation payable, at fair value	1,800,000	-
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	45,026,484	-
Payable on unsettled trades	-	1,198,587
Interest payable	2,941,051	2,731,846
Derivative liabilities, at fair value	13,798,244	6,863,770
Dividend payable	13,156,669	13,496,139
Due to affiliates	4,587,497	4,407,051
Accrued expenses	1,441,208	2,074,628
Taxes payable	1,192,883	1,714,716
Due to broker	62,774	2,740,461
Total Liabilities	2,334,721,034	2,497,131,519

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 27,698,250 and 28,286,210 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	276,983	282,863
Additional paid-in capital	576,165,681	584,581,995
Retained earnings/(deficit)	(64,284,104)	(79,134,150)
Total Stockholders' Equity	673,372,565	666,944,713

Total Liabilities & Stockholders' Equity	$3,008,093,599	$3,164,076,232

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

 Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Interest Income
Interest income	$30,573,134	$33,506,151	$91,470,588	$107,164,687
Interest expense	8,525,365	8,506,994	25,482,661	23,595,601
	22,047,769	24,999,157	65,987,927	83,569,086

Other Income
Net realized gain/(loss)	9,578,488	(4,710,086)	(8,725,255)	(16,513,340)
Realized loss on periodic interest settlements of derivative instruments, net	(1,034,251)	(3,340,497)	(5,019,565)	(10,030,453)
Unrealized gain/(loss) on real estate securities and loans, net	13,461,216	7,238,103	33,260,103	(3,758,180)
Unrealized gain/(loss) on derivative and other instruments, net	6,961,061	(19,523,287)	(4,792,369)	(22,645,097)
Other income	341,345	13,425	368,731	61,628
	29,307,859	(20,322,342)	15,091,645	(52,885,442)

Expenses
Management fee to affiliate	2,451,387	2,481,816	7,322,312	7,490,997
Other operating expenses	2,870,662	3,390,191	8,581,726	9,754,131
Servicing fees	121,806	188,424	359,150	556,625
Equity based compensation to affiliate	75,774	51,069	217,928	164,487
Excise tax	238,167	375,000	988,167	1,125,000
	5,757,796	6,486,500	17,469,283	19,091,240

Income/(loss) before equity in earnings/(loss) from affiliates	45,597,832	(1,809,685)	63,610,289	11,592,404
Equity in earnings/(loss) from affiliates	534,133	1,512,037	1,154,390	2,713,834
Net Income/(Loss)	46,131,965	(297,648)	64,764,679	14,306,238

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$42,764,611	$(3,665,002)	$54,662,617	$4,204,176

Earnings/(Loss) Per Share of Common Stock
Basic	$1.54	$(0.13)	$1.95	$0.15
Diluted	$1.54	$(0.13)	$1.95	$0.15

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,802,124	28,410,937	28,036,809	28,396,006
Diluted	27,804,154	28,410,937	28,036,809	28,405,900

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

 Consolidated Statements of Stockholders' Equity

 (Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Grant of restricted stock and amortization of equity based compensation	24,922	249	-	-	254,171	-	254,420
Common dividends declared	-	-	-	-	-	(51,112,658)	(51,112,658)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net Income/(Loss)	-	-	-	-	-	14,306,238	14,306,238
Balance at September 30, 2015	28,410,937	$284,110	$49,920,772	$111,293,233	$586,222,271	$(61,782,956)	$685,937,430

Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(614,695)	(6,147)	-	-	(8,723,881)	-	(8,730,028)
Grant of restricted stock and amortization of equity based compensation	26,735	267	-	-	307,567	-	307,834
Common dividends declared	-	-	-	-	-	(39,812,571)	(39,812,571)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net Income/(Loss)	-	-	-	-	-	64,764,679	64,764,679
Balance at September 30, 2016	27,698,250	$276,983	$49,920,772	$111,293,233	$576,165,681	$(64,284,104)	$673,372,565

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income/(loss)	$64,764,679	$14,306,238
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	5,671,320	11,797,776
Net realized (gain)/loss	8,725,255	16,513,340
Unrealized (gains)/losses on real estate securities and loans, net	(33,260,103)	3,758,180
Unrealized (gains)/losses on derivative and other instruments, net	4,792,369	22,645,097
Equity based compensation to affiliate	217,928	164,487
Equity based compensation expense	89,906	89,933
Income from investments in affiliates in excess of distributions received	-	(1,795,368)
Change in operating assets/liabilities:
Interest receivable	2,284,296	944,438
Other assets	334,590	815,753
Due from broker	273,654	1,292,810
Interest payable	(1,200,911)	(823,532)
Due to affiliates	180,446	178,858
Accrued expenses	(633,420)	(462,427)
Taxes payable	(521,833)	(403,800)
Net cash provided by (used in) operating activities	51,718,176	69,021,783

Cash Flows from Investing Activities
Purchase of real estate securities	(523,078,732)	(489,228,386)
Origination of commercial loans	(10,428,437)	-
Purchase of U.S. Treasury securities	(358,417,649)	(684,540,277)
Investments in debt and equity of affiliates	(21,170,503)	(19,250,900)
Proceeds from sale of real estate securities	278,119,764	417,999,930
Proceeds from sale of residential mortgage loans	35,606,480	-
Proceeds from sales of U.S. treasury securities	487,081,984	555,424,853
Distribution received from investments in debt and equity of affiliates	315,983	-
Principal repayments on real estate securities	291,000,339	411,140,001
Principal repayments on commercial loans	40,000,000	-
Principal repayments on residential mortgage loans	2,476,335	5,874,157
Net proceeds from/(payment made) on reverse repurchase agreements	(45,942,668)	(25,690,492)
Net proceeds from/(payment made) on sales of securities borrowed under reverse repurchase agreements	45,281,749	20,846,574
Net settlement of interest rate swaps and other instruments	(10,613,258)	(12,078,785)
Net settlement of TBAs	445,586	2,229,102
Purchase of FHLBC Stock	-	(7,035,900)
Proceeds from redemption of FHLBC Stock	8,013,900	-
Cash flows provided by/(used in) other investing activities	1,271,471	2,404,319
Restricted cash provided by/(used in) investing activities	(669,691)	9,287,368
Net cash provided by/(used in) investing activities	219,292,653	187,381,564

Cash Flows from Financing Activities
Repurchase of common stock	(9,928,615)	-
Offering costs	-	(83,651)
Borrowings under repurchase agreements	64,813,220,211	22,704,300,626
Borrowings under FHLBC advances	147,215,991	351,694,000
Repayments of repurchase agreements	(64,621,819,962)	(23,248,698,806)
Repayments of FHLBC advances	(544,109,991)	-
Proceeds from transfer of loan participation	1,564,266	-
Net collateral received from/(paid to) derivative counterparty	(4,324,597)	(20,304,766)
Net collateral received from/(paid to) repurchase counterparty	(2,787,829)	1,894,321
Net collateral received from/(paid to) FHLBC	-	(250,000)
Dividends paid on common stock	(40,152,041)	(51,097,705)
Dividends paid on preferred stock	(10,102,062)	(10,102,062)
Net cash provided by/(used in) financing activities	(271,224,629)	(272,648,043)

Net change in cash and cash equivalents	(213,800)	(16,244,696)
Cash and cash equivalents, Beginning of Period	46,253,291	64,363,514
Cash and cash equivalents, End of Period	$46,039,491	$48,118,818

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$24,187,601	$21,692,580
Cash paid for income tax	$1,580,020	$1,554,101
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$2,137,131	$-
Common stock dividends declared but not paid	$13,156,669	$17,046,562
Decrease of securitized debt	$5,706,520	$7,513,512
Transfer from residential mortgage loans to other assets	$1,793,761	$2,036,743
Transfer from investments in debt and equity of affiliates to CMBS	$3,103,111	$-
Transfer from linked transactions to real estate securities	$-	$139,778,263
Transfer from linked transactions to repurchase agreements	$-	$113,363,873

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the “Manager”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”), a privately-held, SEC-registered investment adviser, pursuant to a management agreement. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of September 30, 2016 and December 31, 2015, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheet. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheet and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheet and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

September 30, 2016

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

Any unrealized losses on securities at September 30, 2016 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

September 30, 2016

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of September 30, 2016 and December 31, 2015, these investments had a fair market value of $58.9 million and $62.2 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company invests in Arc Home through AG Arc, and has chosen to make a fair value election on AG Arc pursuant to ASC 825. As of September 30, 2016 and December 31, 2015, the Company’s interest in AG Arc had a fair market value of $12.9 and $(0.3) million, respectively.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 44 states, including Washington D.C. Through this subsidiary, Arc Home is currently originating conforming, FHA and Jumbo loans, and retaining the associated mortgage servicing rights, as well as purchasing additional mortgage servicing rights from third-party sellers.

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. In addition, upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Excluded Captive in accordance with the Final Rule. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of September 30, 2016, the Company had no outstanding advances with the FHLBC.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2016 and December 31, 2015, the Company has met all margin call requirements.

Other investments

The Company's subsidiary, MITT Insurance, is a member of, and owns capital stock in the FHLBC. The FHLBC previously provided MITT Insurance with financing for the Company’s Agency RMBS portfolio, but due to the Final Rule, as of September 30, 2016, the Company has no outstanding advances with the FHLBC. The amount of FHLBC Advances is included in the “FHLBC advances" line item on the Company's consolidated balance sheets. Although the FHLBC no longer provides MITT Insurance with financing, MITT Insurance remains a member of the FHLBC. The Company is required to maintain a stock investment both for membership and for the level of advances from the FHLBC to the Company. Since the Company currently has no outstanding advances, approximately $8.0 million of its FHLBC activity based stock was redeemed as of September 30, 2016, and the Company retained only its membership based stock. At September 30, 2016 and December 31, 2015 the Company owned FHLBC stock totaling $2,000 and $8.0 million, respectively. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the "Other assets" line item on the Company’s consolidated balance sheet. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2016, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period and records the dividend in “Interest income” on its consolidated statement of operations. For the three and nine months ended September 30, 2016 the Company recorded dividend income on its FHLBC stock of approximately $0.0 million and $0.1 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded dividend income on its FHLBC stock of approximately $0.0 million.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2016 and December 31, 2015, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis. When the Company unwinds a derivative, it records a realized gain/(loss) in the period in which it was generated in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

September 30, 2016

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company does not anticipate that the adoption of ASU 2014-15 will have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2016 and December 31, 2015. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table details the Company’s real estate securities portfolio as of September 30, 2016:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$807,113,878	$33,883,154	$840,997,032	$22,869,381	$(238,718)	$863,627,695	3.59%	2.88%
Fixed Rate CMO	67,518,827	512,332	68,031,159	1,930,411	-	69,961,570	3.00%	2.78%
ARM	217,159,149	(2,315,780)	214,843,369	9,567,176	-	224,410,545	2.36%	2.79%
Interest Only	444,030,094	(400,810,368)	43,219,726	1,075,293	(3,063,470)	41,231,549	2.72%	6.08%
Credit Securities:
Non-Agency RMBS	1,284,576,184	(176,646,634)	1,107,929,550	30,759,573	(7,516,014)	1,131,173,109	4.13%	5.55%
Non-Agency RMBS Interest Only	414,037,840	(410,550,770)	3,487,070	31,781	(861,481)	2,657,370	0.18%	6.56%
ABS	71,187,158	(385,290)	70,801,868	211,765	(525,997)	70,487,636	5.30%	5.52%
CMBS	222,298,082	(65,946,545)	156,351,537	1,453,579	(2,962,386)	154,842,730	5.08%	6.13%
CMBS Interest Only	1,940,394,799	(1,892,224,999)	48,169,800	2,342,827	(3,997)	50,508,630	0.40%	6.38%
Total	$5,468,316,011	$(2,914,484,900)	$2,553,831,111	$70,241,786	$(15,172,063)	$2,608,900,834	2.24%	4.41%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on September 30, 2016 and December 31, 2015:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016	$462,459,117	$(5,896,959)	$202,203,859	$(9,275,104)
December 31, 2015	905,669,623	(13,906,215)	154,287,673	(6,634,626)

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

For the three months ended September 30, 2016 the Company recognized OTTI charges of $1.0 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $1.0 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $1.0 million of OTTI recorded, $0.4 million related to securities where OTTI was not previously recognized. For the nine months ended September 30, 2016 the Company recognized OTTI charges of $13.4 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $13.4 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $13.4 million of OTTI recorded, $8.1 million related to securities where OTTI was not previously recognized.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

For the three months ended September 30, 2015 the Company recognized $3.2 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $3.2 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. Of the $3.2 million of OTTI recorded, $0.4 million related to securities where OTTI was not previously recognized. For the nine months ended September 30, 2015 the Company recognized $7.1 million of OTTI on certain securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $7.1 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. Of the $7.1 million of OTTI recorded, $2.9 million related to securities where OTTI was not previously recognized.

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

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of September 30, 2016:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$190,852,398	$190,062,281	2.18%
Greater than one year and less than or equal to five years	227,571,847	219,040,215	2.60%	32,917,926	34,510,508	2.47%	462,698,644	462,535,605	0.90%
Greater than five years and less than or equal to ten years	930,427,963	904,831,345	3.49%	8,313,623	8,709,218	4.87%	497,852,134	488,915,356	2.62%
Greater than ten years	-	-	-	-	-	-	258,266,299	245,226,583	5.64%
Total	$1,157,999,810	$1,123,871,560	3.31%	$41,231,549	$43,219,726	2.72%	$1,409,669,475	$1,386,739,825	1.87%

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

For the three months ended September 30, 2016, the Company sold 11 securities for total proceeds of $147.1 million, with an additional $0.3 million of proceeds on 1 unsettled security sale as of quarter end, recording realized gains of $9.8 million. For the nine months ended September 30, 2016, the Company sold 21 securities for total proceeds of $278.1 million, with an additional $0.3 million of proceeds on 1 unsettled security sale as of quarter end, recording realized gains of $10.6 million and realized losses of $1.6 million.

For the three months ended September 30, 2015, the Company sold 3 securities for total proceeds of $30.1 million, with an additional $51.3 million of proceeds on 3 unsettled security sales as of quarter end, recording realized gains of $1.4 million and realized losses of $0.2 million. For the nine months ended September 30, 2015, the Company sold 38 securities for total proceeds of $418.0 million, recording realized gains of $9.3 million and realized losses of $2.0 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The Company previously entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of September 30, 2016 and December 31, 2015, the resecuritized asset had an aggregate principal balance of $32.9 million and $40.0 million, respectively. As of September 30, 2016 and December 31, 2015, the resecuritized asset had an aggregate fair value of $30.3 million and $37.1 million, respectively. As of September 30, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $24.7 million and $30.4 million, respectively. As of September 30, 2016 and December 31, 2015, the fair market value of the consolidated tranche was $24.4 million and $30.0 million, respectively, which is included in the Company’s consolidated balance sheet as “Non-Agency RMBS.” As of September 30, 2016 and December 31, 2015, the aggregate security has a weighted average coupon of 3.21% and 5.32%, respectively, and a weighted average yield of 5.85% and 6.14%, respectively. As of September 30, 2015, and December 31, 2015, the Company has recorded secured financing of $24.4 million and $30.0 million, respectively, on the consolidated balance sheet in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization. As of September 30, 2016 and December 31, 2015, the consolidated tranche had a weighted average life of 3.13 years and 4.04 years, respectively, and a weighted average yield of 3.23% and 3.67%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of September 30, 2016:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$58,951,031	$(15,574,122)	$43,376,909	$1,604,059	$(2,332,981)	$42,647,987	5.67%	10.36%	5.86

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

The table below summarizes certain information pertaining to the Company’s residential mortgage loans:

	September 30, 2016		December 31, 2015
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$31,118,494	$40,689,435	$43,152,987	$56,424,387
Non-Performing	11,529,493	18,261,596	13,927,240	22,410,387
	$42,647,987	$58,951,031	$57,080,227	$78,834,774

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” No OTTI was recorded on loans for the three or nine months ended September 30, 2016. For the three months ended September 30, 2015 the Company recognized $0.2 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.2 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. The $0.2 million related to non-performing loan pools with an unpaid principal balance of $18.8 million and an average fair market value of $11.7 million where OTTI was not previously recognized. For the nine months ended September 30, 2015 the Company recognized $0.6 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.6 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. The $0.6 million related to non-performing and re-performing loan pools with unpaid principal balances of $18.8 million and $46.9 million, respectively, and an average fair market value of $12.3 million and $41.6 million, respectively, where OTTI was not previously recognized.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	September 30, 2016	December 31, 2015
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	97%	95%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	23%	20%
California	10%	9%
Florida	5%	6%
Maryland	6%	5%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and nine months ended September 30, 2016 and September 30, 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning Balance	$22,547,949	$33,530,324	$24,216,638	$38,008,263
Additions	-	-	-	-
Accretion	(1,051,965)	(1,446,159)	(3,296,603)	(4,736,246)
Reclassifications from/(to) non-accretable difference	4,968,753	5,504,905	5,755,350	5,292,345
Disposals	(6,522,022)	(126,739)	(6,732,670)	(1,102,031)
Ending Balance	$19,942,715	$37,462,331	$19,942,715	$37,462,331

As of September 30, 2016, the Company’s residential mortgage loan portfolio is comprised of 305 conventional loans with original loan balances between $9,000 and $1.1 million.

Commercial Loans

The following table presents detail on the Company’s commercial loan portfolio on September 30, 2016.

				Gross Unrealized (1)			Weighted Average
Loan (2) (4) (8)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (6)	Yield	Life (Years) (7)	Stated Maturity Date	Extended Maturity Date	Location
Loan B (3)	$32,800,000	$(1,941)	$32,798,059	$1,941	$-	$32,800,000	5.28%	5.65%	0.78	July 1, 2016	July 1, 2019	TX
Loan D (5)	12,000,000	(600,630)	11,399,370	600,630	-	12,000,000	10.52%	15.11%	0.37	February 11, 2017	August 11, 2017	NY
	$44,800,000	$(602,571)	$44,197,429	$602,571	$-	$44,800,000	6.68%	8.19%	0.67

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

(4) Loan C paid off in Q3 2016, with the Company receiving $10.0 million of principal proceeds.

(5) Loan D is a first mortgage loan. See below for further information.

(6) Each commercial loan investment has a variable coupon rate.

(7) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities.  Maturities are affected by prepayments of principal.

(8) The Company has the contractual right to receive a balloon payment.

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860, therefore, the entire commercial loan has been recorded as an asset in the “Commercial loans, at fair value” line item on the Company’s consolidated balance sheet, referred to in the above table as “Loan D”. The weighted average coupon and yield on the commercial loan was 10.52% and 15.11%, respectively, at September 30, 2016. A $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on the Company’s consolidated balance sheet representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The weighted average coupon and yield on the Participation Interest was 10.52% and 24.18%, respectively, at September 30, 2016.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2015.

				Gross Unrealized (1)			Weighted Average
Loan (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date	Extended Maturity Date	Location
Loan A (2)	$30,000,000	$(70,981)	$29,929,019	$70,981	$-	$30,000,000	6.52%	8.50%	0.44	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(38,441)	32,761,559	38,441	-	32,800,000	5.02%	5.72%	0.52	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(29,607)	9,970,393	29,607	-	10,000,000	13.50%	16.13%	1.19	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(139,029)	$72,660,971	$139,029	$-	$72,800,000	6.80%	8.30%	0.58

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

During the three months ended September 30, 2016, the Company received $10.0 million of proceeds from the pay-off of Loan C. During the nine months ended September 30, 2016, the Company received $40.0 million of proceeds from the pay-offs of Loan A and Loan C. The Company did not have any loan sales or pay-offs for the three or nine months ended September 30, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

During the three and nine months ended September 30, 2016 the Company recorded $0.1 million and $0.3 million, respectively, of discount accretion. During the three and nine months ended September 30, 2015 the Company recorded $0.1 million and $0.3 million, respectively, of discount accretion.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of mortgages. Through this subsidiary, Arc Home is currently originating conforming, FHA and Jumbo loans and retaining the associated mortgage servicing rights, as well as purchasing additional mortgage servicing rights from third-party sellers. As a result of this acquisition, the Company transferred its investment in AG Arc from Level 1 into Level 3 during the three months ended June 30, 2016.

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

The following table presents the Company’s financial instruments measured at fair value as of September 30, 2016:

	Fair Value at September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$863,627,695	$-	$863,627,695
Fixed Rate CMO	-	69,961,570	-	69,961,570
ARM	-	224,410,545	-	224,410,545
Interest Only	-	41,231,549	-	41,231,549
Credit Investments:
Non-Agency RMBS	-	355,668,856	775,504,253	1,131,173,109
Non-Agency RMBS Interest Only	-	-	2,657,370	2,657,370
ABS	-	-	70,487,636	70,487,636
CMBS	-	33,236,541	121,606,189	154,842,730
CMBS Interest Only	-	-	50,508,630	50,508,630
Residential mortgage loans	-	-	42,647,987	42,647,987
Commercial loans	-	-	44,800,000	44,800,000
U.S. Treasury securities	101,612,422	-	-	101,612,422
Excess mortgage servicing rights	-	-	309,081	309,081
Derivative assets	-	422,695	-	422,695
FHLBC stock	-	-	2,000	2,000
AG ARC	-	-	12,922,568	12,922,568
Total Assets Carried at Fair Value	$101,612,422	$1,588,559,451	$1,121,445,714	$2,811,617,587

Liabilities:
Securitized debt	$-	$-	$(24,350,515)	$(24,350,515)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Securities borrowed under reverse repurchase agreements	(45,026,484)	-	-	(45,026,484)
Derivative liabilities	-	(13,798,244)	-	(13,798,244)
Total Liabilities Carried at Fair Value	$(45,026,484)	$(13,798,244)	$(26,150,515)	$(84,975,243)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2016 and September 30, 2015.

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

September 30, 2016

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$814,005,282	$2,400,732	$75,473,169	$86,762,706	$43,305,493	$55,636,606	$54,800,000	$346,507	$2,000	$4,488,281	$(25,788,283)	$(1,800,000)
Transfers (1):
Transfers into level 3	56,221,422	-	-	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(150,671,465)	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	113,707,564	-	-	40,491,482	6,981,795	-	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	8,263,963	-	-
Reclassification of security type (3)	-	-	-	-	-	-	-	-	-	-	-	-
Proceeds from sales/redemptions	(53,290,104)	-	(5,698,248)	-	-	-	-	-	-	-	-	-
Proceeds from settlement	(26,378,566)	-	(511,323)	(8,145,244)	-	(13,751,112)	(10,000,000)	(37,426)	-	-	1,512,199	-
Total net gains/(losses) (4)
Included in net income	21,910,120	256,638	1,224,038	2,497,245	221,342	762,493	-	-	-	170,324	(74,431)	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$775,504,253	$2,657,370	$70,487,636	$121,606,189	$50,508,630	$42,647,987	$44,800,000	$309,081	$2,000	$12,922,568	$(24,350,515)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2016 (5)	$14,590,173	$256,638	$1,099,827	$2,488,766	$221,342	$(2,922,597)	$-	$-	$-	$170,324	$(74,431)	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$16,577,429
Unrealized gain/(loss) on derivative and other instruments, net	(74,431)
Net realized gain/(loss)	10,294,447
Equity in earnings/(loss) from affiliates	170,324
Total	$26,967,769

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$15,734,149
Unrealized gain/(loss) on derivative and other instruments, net	(74,431)
Equity in earnings/(loss) from affiliates	170,324
Total	$15,830,042

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Three Months Ended

September 30, 2015

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock
Beginning balance	$467,779,678	$5,353,001	$61,094,356	$57,496,354	$5,766,991	$80,725,305	$72,800,000	$529,946	$-
Transfers (1):
Transfers into level 3	-	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-
Purchases	53,167,192	-	874,687	31,612,824	-	-	-	-	7,035,900
Reclassification of security type (2)	-	-	-	-	-	-	-	-	-
Proceeds from sales	-	-	(4,531,720)	-	-	-	-	-	-
Proceeds from settlement	(73,510,966)	-	(409,759)	(630,232)	-	(1,312,484)	-	(45,680)	-
Total net gains/ (losses) (3)
Included in net income	5,110,836	(648,799)	(733,057)	(645,867)	(121,660)	113,377	-	(28,523)	-
Included in other comprehensive income (loss)	-		-	-	-	-	-	-	-
Ending Balance	$452,546,740	$4,704,202	$56,294,507	$87,833,079	$5,645,331	$79,526,198	$72,800,000	$455,743	$7,035,900

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2015 (4)	$4,930,981	$(648,799)	$(807,769)	$(377,641)	$(121,660)	$304,127	$-	$7,984	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$3,656,566
Net realized gain/(loss)	(610,259)
Total	$3,046,307

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$3,287,223

Nine Months Ended

September 30, 2016

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$8,015,900	$-	$-	$-
Transfers (1):
Transfers into level 3	371,564,212	-	-	-	-	-	-	-	-	(316,580)	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	125,425,376	-	23,698,802	42,491,482	33,330,554	-	10,428,437	-	-	-	-	(1,564,266)
Capital contributions	-	-	-	-	-	-	-	-	-	13,570,173	-	-
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-		-	-	-	-
Proceeds from sales/redemptions	(82,462,238)	-	(7,209,752)	(2,100,960)	-	-	-	-	(8,013,900)	-	-	-
Proceeds from settlement	(102,932,160)	-	(1,698,431)	(9,248,447)	-	(14,815,122)	(40,000,000)	(116,230)	-	-	5,706,520	-
Total net gains/(losses) (4)
Included in net income	12,231,103	(2,896,364)	935,180	(560,304)	(2,751)	382,882	1,571,563	-	-	(331,025)	(10,174)	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$775,504,253	$2,657,370	$70,487,636	$121,606,189	$50,508,630	$42,647,987	$44,800,000	$309,081	$2,000	$12,922,568	$(24,350,515)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2016 (5)	$11,019,033	$(1,272,687)	$939,673	$(250,607)	$(2,751)	$(3,302,208)	$1,571,563	$-	$-	$(331,025)	$(10,174)	$(235,734)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$9,761,156
Unrealized gain/(loss) on derivative and other instruments, net	(245,908)
Net realized gain/(loss)	1,900,153
Equity in earnings/(loss) from affiliates	(331,025)
Total	$11,084,376

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$8,702,016
Unrealized gain/(loss) on derivative and other instruments, net	(245,908)
Equity in earnings/(loss) from affiliates	(331,025)
Total	$8,125,083

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Nine Months Ended

September 30, 2015

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	Linked Transactions	FHLBC Stock
Beginning balance	$455,236,279	$-	$66,693,243	$39,343,274	$6,125,949	$85,089,859	$72,800,000	$628,367	$5,082,731	$-
Transfers (1):
Transfers into level 3	20,308,267	-	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-
Purchases	150,162,994	5,534,431	4,902,187	64,255,113	-	-	-	-	-	7,035,900
Reclassification of security type (2)	24,129,591	-	-	-	-	-	-	-	(5,082,731)	-
Proceeds from sales	(26,645,804)	-	(14,930,908)	(13,870,892)	-	-	-	-	-	-
Proceeds from settlement	(180,086,327)	-	(972,861)	(1,735,301)	-	(5,874,156)	-	(144,101)	-	-
Total net gains/ (losses) (3)
Included in net income	9,441,740	(830,229)	602,846	(159,115)	(480,618)	310,495	-	(28,523)	-	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-
Ending Balance	$452,546,740	$4,704,202	$56,294,507	$87,833,079	$5,645,331	$79,526,198	$72,800,000	$455,743	$-	$7,035,900

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2015 (4)	$9,786,843	$-	$477,606	$(297,737)	$(480,618)	$935,233	$-	$20,862	$-	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$9,441,605
Net realized gain/(loss)	(585,009)
Total	$8,856,596

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$10,442,189

As indicated in the table above, during the three months ended September 30, 2016, the Company transferred 4 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. During the three months ended September 30, 2016, the Company transferred 14 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. As indicated in the table above, during the nine months ended September 30, 2016, the Company transferred 26 Non-Agency RMBS securities and its securitized debt instrument into the Level 3 category from the Level 2 category of the fair value hierarchy and its investment in AG Arc into the Level 3 category from the Level 1 category of the fair value hierarchy under ASC 820. As indicated in the table above, during the nine months ended September 30, 2015, the Company transferred a Non-Agency RMBS into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820. The Company did not have any transfers of assets or liabilities into or out of the Level 3 category of the fair value hierarchy during the three months ended September 30, 2015. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Examples of indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:

Asset Class	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$775,504,253	Discounted Cash Flow	Yield	-0.96% - 35.19% (5.52%)
			Projected Collateral Prepayments	0.00% - 25.00% (7.96%)
			Projected Collateral Losses	0.00% - 38.00% (6.38%)
			Projected Reperforming Rates	16.34% - 47.20% (36.65%)
			Projected Collateral Severities	0.00% - 100.00% (36.16%)
			Projected Timeline to Liquidation (Years)	12.24 - 17.35 (15.65)
Non-Agency RMBS	$2,657,370	Discounted Cash Flow	Yield	-39.51% - 10.73% (-34.41%)
Interest Only			Projected Collateral Prepayments	13.25% - 25.00% (14.44%)
			Projected Collateral Losses	0.75% - 1.00% (0.78%)
			Projected Collateral Severities	10.00% - 15.00% (14.49%)
ABS	$70,487,636	Discounted Cash Flow	Yield	4.51% - 7.24% (5.52%)
			Projected Collateral Prepayments	1.75% - 40.00% (20.75%)
			Projected Collateral Losses	0.00% - 2.00% (0.90%)
			Projected Collateral Severities	0.00% - 50.00% (22.41%)
CMBS	$121,606,189	Discounted Cash Flow	Yield	5.24% - 15.19% (5.98%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS Interest Only	$50,508,630	Discounted Cash Flow	Yield	3.51% - 11.30% (6.38%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage	$42,647,987	Discounted Cash Flow	Yield	6.56% - 47.04% (10.36%)
Loans			Projected Collateral Prepayments	3.49% - 7.75% (6.07%)
			Projected Collateral Losses	7.12% - 9.33% (7.99%)
			Projected Reperforming Rates	15.29% - 34.28% (24.48%)
			Projected Collateral Severities	27.10% - 87.60% (64.88%)
			Projected Timeline to Liquidation (Years)	14.23 - 16.95 (15.72)
Commercial Loans	$44,800,000	Discounted Cash Flow	Yield	5.65% - 24.18% (8.19%)
			Credit Spread	4.75 bps - 10 bps (6.16 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$309,081	Discounted Cash Flow	Yield	3.86% - 16.62% (5.15%)
FHLBC stock	$2,000	**	Yield	4.00% - 4.00% (4.00%)
AG Arc	$12,922,568	***	***	***

Liability Class	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt	$(24,350,515)	Discounted Cash Flow	Yield	3.23% - 3.23% (3.23%)
			Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)
Loan participation payable	$(1,800,000)	Discounted Cash Flow	Yield	24.18% - 24.18% (24.18%)
			Credit Spread	10 bps - 10 bps (10 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2016.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

*** The Company has an equity investment in a limited liability company in the amount of $12.9 million which is classified as a Level 3 asset. The investment fair value value primarily represents an interest in a residential mortgage origination and investment platform. Cost approximates fair value for AG Arc.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Asset Class	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$451,677,960	Discounted Cash Flow	Yield	0.81% - 16.11% (5.82%)
			Projected Collateral Prepayments	0.00% - 20.00% (6.36%)
			Projected Collateral Losses	0.00% - 38.00% (10.27%)
			Projected Collateral Severities	0.00% - 88.08% (31.22%)
Non-Agency RMBS	$5,553,734	Discounted Cash Flow	Yield	10.59% - 11.40% (10.70%)
Interest Only			Projected Collateral Prepayments	25.00% - 25.00% (25.00%)
			Projected Collateral Losses	1.00% - 1.00% (1.00%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
ABS	$54,761,837	Discounted Cash Flow	Yield	2.44% - 7.57% (5.62%)
			Projected Collateral Prepayments	20.00% - 100.00% (79.96%)
			Projected Collateral Losses	0.00% - 8.30% (6.06%)
			Projected Collateral Severities	0.00% - 50.00% (10.98%)
CMBS	$91,024,418	Discounted Cash Flow	Yield	3.94% - 16.87% (5.83%)
			Projected Collateral Prepayments	0.00% - 20.00% (0.37%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
CMBS Interest Only	$14,077,716	Discounted Cash Flow	Yield	5.78% - 7.28% (6.67%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage	$57,080,227	Discounted Cash Flow	Yield	6.27% - 38.49% (8.70%)
Loans			Projected Collateral Prepayments	3.42% - 7.41% (6.54%)
			Projected Collateral Losses	6.32% - 12.26% (10.17%)
			Projected Collateral Severities	28.10% - 37.47% (34.05%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Yield	5.72% - 16.13% (8.30%)
			Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$425,311	Discounted Cash Flow	Yield	5.49% - 11.51% (6.33%)
FHLBC stock	$8,015,900	**	Yield	4.00% - 4.00% (4.00%)

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

6. Repurchase Agreements and FHLBC Advances

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involve loan advances made to the Company by the FHLBC in exchange for real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The Company calculates haircuts disclosed in the tables below by dividing allocated capital on each borrowing by the current fair market value of each investment. Repurchase agreements and FHLBC Advances entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements and FHLBC Advances approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements and FHLBC Advances disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

In January 2016, the FHFA issued the Final Rule, which prevents MITT Insurance from renewing, extending or receiving any additional FHLBC Advances. As of September 30, 2016, the Company had no outstanding advances with the FHLBC. See Note 2 for more detail. Any FHLBC Advances reflected in the tables below are as of December 31, 2015.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of September 30, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$47,908,000	1.00%	2.9%	$49,329,644	$48,691,443	$129,194
30 days or less	1,535,999,000	1.36%	10.7%	1,776,730,531	1,734,663,705	5,276,652
31-60 days	169,719,000	1.50%	12.6%	197,248,279	192,787,593	713,409
61-90 days	84,788,000	2.39%	24.0%	112,736,712	114,328,705	272,424
Greater than 90 days	238,751,194	1.90%	10.4%	290,410,892	279,505,415	1,009,285
Total / Weighted Average	$2,077,165,194	1.46%	11.2%	$2,426,456,058	$2,369,976,861	$7,400,964

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

The Company had no FHLBC Advances as of September 30, 2016.

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of September 30, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	26,101,265	3.03%	3.18%	31.2%	38,277,613	38,549,745	46,437
Total / Weighted Average	$26,101,265	3.03%	3.18%	31.2%	$38,277,613	$38,549,745	$46,437

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of September 30, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	21,796,000	2.68%	2.95%	33.5%	32,800,000	32,798,059	119,583
Total / Weighted Average	$21,796,000	2.68%	2.95%	33.5%	$32,800,000	$32,798,059	$119,583

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in U.S. Treasury securities as of September 30, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$101,301,250	1.53%	0.31%	$101,612,422	$99,702,383	$4,097
30 days or less	-	-	-	-	-	-
31-60 days	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-
Greater than 90 days	-	-	-	-	-	-
Total / Weighted Average	$101,301,250	1.53%	0.31%	$101,612,422	$99,702,383	$4,097

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Although repurchase agreements and FHLBC Advances are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under (i) repurchase agreements on September 30, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	September 30, 2016	December 31, 2015
Fair Value of investments pledged as collateral under repurchase agreements and FHLBC advances:
Agency RMBS (1)	$1,095,002,333	$1,128,962,588
Non-Agency RMBS	1,092,609,522	1,157,357,871
ABS	70,487,636	54,761,837
CMBS	168,074,743	142,852,162
Residential Mortgage Loans	38,277,613	50,686,922
Commercial Mortgage Loans	32,800,000	62,800,000
U.S. Treasury Securities	101,612,422	203,520,859
Cash pledged (i.e., restricted cash) under repurchase agreements	19,450,062	16,662,156
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	281,824	-
Total collateral pledged under Repurchase agreements and FHLBC advances	$2,618,596,155	$2,817,604,395

(1) Collateral for FHLBC advances consist solely of Agency RMBS.

The following table presents information with respect to the Company’s total borrowings under (i) repurchase agreements on September 30, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	September 30, 2016	December 31, 2015
Repurchase agreements secured by investments:
Agency RMBS	$1,032,982,000	$676,679,000
Non-Agency RMBS	858,140,194	914,276,658
ABS	54,538,000	43,544,000
CMBS	131,505,000	104,699,000
Residential Mortgage Loans	26,101,265	50,606,302
Commercial Mortgage Loans	21,796,000	42,796,000
U.S. Treasury Securities	101,301,250	202,362,500
FHLBC advances secured by investments:
Agency RMBS	-	396,894,000
Gross Liability for Repurchase agreements and FHLBC advances	$2,226,363,709	$2,431,857,460

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheet as of September 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,226,363,709	$-	$2,226,363,709	$2,226,363,709	$-	$-

The Company had no FHLBC Advances as of September 30, 2016.

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of September 30, 2016 and December 31, 2015 the Company had 38 financing counterparties under which it had outstanding debt with 22 and 21 counterparties, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table presents information at September 30, 2016 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholder's Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$56,231,321	434	8%
JP Morgan Securities, LLC	47,392,499	139	7%

The following table presents information at December 31, 2015 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholder's Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as Non-Agency RMBS. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of September 30, 2016, the Company had $98.0 million of debt outstanding under this facility. As of December 31, 2015, the Company had $102.3 million of debt outstanding under this facility.

On February 26, 2016, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Four of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 24, 2017 and a facility termination date of February 23, 2018. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $100.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal. As of September 30, 2016, the Company had $26.1 million of debt outstanding under the WFB1 Repurchase Agreement. As of December 31, 2015, the Company had $50.6 million of debt outstanding under the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”) with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provides for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to the satisfaction of certain terms of the extensions described below. AG MIT CREL has three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date shall be the next succeeding Business Day. Each option shall be exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be. In September 2016, the Company exercised its option to extend the term of the CREL Repurchase Agreement to the First Extended Termination Date.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Omnibus Amendment”) with Wells Fargo. The Omnibus Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Omnibus Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Omnibus Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The Omnibus Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal. As of September 30, 2016, the Company had $21.8 million of debt outstanding under this facility. As of December 31, 2015, the Company had $42.8 million of debt outstanding under this facility.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, Eurodollar Futures and U.S. Treasury Futures, (collectively, “Futures”) and IO Indexes. Derivatives have not been designated as hedging instruments. The Company may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities.

The following table presents the fair value of the Company's derivative and other instruments and their balance sheet location at September 30, 2016 and December 31, 2015.

Derivatives and Other Instruments	Designation	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(13,372,619)	$(6,722,170)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	-	1,755,467
TBAs	Non-Hedge	Derivative liabilities, at fair value	(421,875)	(141,600)
TBAs	Non-Hedge	Derivative assets, at fair value	312,500	-
Long positions on Eurodollar Futures	Non-Hedge	Derivative assets, at fair value	3,750	-
Short positions on Eurodollar Futures	Non-Hedge	Derivative liabilities, at fair value	(3,750)	-
Long positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	106,445	-
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	101,612,422	223,434,922
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(45,026,484)	-

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of September 30, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	September 30, 2016	December 31, 2015
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$369,000,000	$969,000,000
Notional amount of TBAs	-	75,000,000
Notional amount of long positions on Eurodollar Futures (1)	300,000,000	-
Notional amount of short positions on Eurodollar Futures (1)	(300,000,000)	-
Notional amount of long positions on U.S. Treasury Futures (2)	17,500,000	-
Notional amount of long positions on U.S. Treasuries	100,000,000	226,000,000
Notional amount of short positions on U.S. Treasuries	(45,000,000)	-

(1) Each Eurodollar Future contract embodies $1.0 million of notional value.

(2) Each U.S. Treasury Future contract embodies $100,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table summarizes gains/(losses) related to derivatives and other instruments:

Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$9,700,438	$(19,936,455)	$(9,816,031)	$(20,450,309)
Interest rate swaps, at fair value	Net realized gain/(loss)	(5,205,405)	16,624	(10,938,839)	(12,078,785)
Long positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	2,997	-	2,997	-
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	146,044	-	(4,503)	-
Short positions on Eurodollar Futures	Net realized gain/(loss)	242,006	-	242,006	-
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	126,468	-	106,094	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	(351,329)	-	(224,410)	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(21,123)	-	-	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	292,930	-	307,986	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(409,021)	539,454	32,225	(1,550,392)
TBAs (1)	Net realized gain/(loss)	420,547	(609,375)	445,586	2,229,102
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(3,081,289)	245,078	4,498,750	245,078
Long positions on U.S. Treasuries	Net realized gain/(loss)	1,412,695	(115,313)	1,836,523	(3,293,047)
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	415,782	(476,171)	215,391	(830,859)
Short positions on U.S. Treasuries	Net realized gain	-	(1,862,109)	-	(3,013,867)

(1) For the three months ended September 30, 2016, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net losses of $(0.1) million due to price changes. For the nine months ended September 30, 2016, gains and losses from purchases and sales of TBAs consisted of $0.2 million of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes.  For the three months ended September 30, 2015, the Company had no TBA dollar roll net interest income and net losses of $(0.1) million due to price changes. For the nine months ended September 30, 2015, realized and unrealized gains and losses from purchases and sales of TBAs consisted of $2.2 million of net TBA dollar roll net interest income and net losses of $(1.5) million due to price changes.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheet as of September 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$45,963,750	$-	$45,963,750	$45,026,484	$-	$937,266

Derivative Assets
U.S. Treasury Futures - Long	$106,445	$-	$106,445	$-	$-	$106,445
Eurodollar Futures - Long	3,750	-	3,750	-	-	3,750
TBAs	312,500	-	312,500	-	-	312,500
Total Derivative Assets	$422,695	$-	$422,695	$-	$-	$422,695

Derivative Liabilities (1)
Interest Rate Swaps	$(11,972,220)	$-	$(11,972,220)	$-	$(11,972,220)	$-
Eurodollar Futures - Short	(3,750)	-	(3,750)	-	(3,750)	-
TBAs	(421,875)	-	(421,875)	(421,875)	-	-
Total Derivative Liabilities	$(12,397,845)	$-	$(12,397,845)	$(421,875)	$(11,975,970)	$-

(1) Included in Derivative Liabilities on the consolidated balance sheet is $12,397,845 plus accrued interest of $1,400,399 for a total of $13,798,244.

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. On September 30, 2016, the Company pledged real estate securities with a fair value of $7.1 million and cash of $17.6 million as collateral against certain derivatives. The Company’s counterparties did not post any collateral to it. On December 31, 2015, the Company pledged real estate securities with a fair value of $4.9 million and cash of $15.3 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.8 million to it as collateral for certain derivatives.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Interest Rate Swaps

To help mitigate exposure to increases in short-term interest rates, the Company uses currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement hedges our exposure to higher short-term interest rates because the variable-rate payments received on the swap agreements largely offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

As of September 30, 2016, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2016:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.76%	1.09
2019	50,000,000	1.29%	0.75%	3.08
2020	115,000,000	1.59%	0.78%	3.45
2022	53,000,000	1.69%	0.83%	5.94
2023	85,000,000	2.30%	0.84%	6.68
2025	30,000,000	2.48%	0.84%	8.68
Total/Wtd Avg	$369,000,000	1.73%	0.80%	4.70

As of December 31, 2015, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

TBAs

As discussed in Note 2, the Company has entered into TBAs. The Company’s maximum exposure to loss related to its TBAs is the net payable amount on its TBA transactions until the settlement date. As of September 30, 2016, the Company’s maximum exposure to loss on TBAs was $0.1 million. As of December 31, 2015, the Company’s maximum exposure to loss on TBAs was $77.5 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2016 and September 30, 2015:

For the Three Months Ended September 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000,000	$102,000,000	$(202,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$168,000,000	$(168,000,000)	$-	$-	$(109,375)	$312,500	$(421,875)

For the Three Months Ended September 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$-	$-	$-	$-	$-	$-	$-
TBAs - Short	$-	$35,000,000	$(35,000,000)	$-	$-	$(69,922)	$10,939	$(80,861)

For the Nine Months Ended September 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$379,000,000	$(454,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$393,000,000	$(393,000,000)	$-	$-	$(109,375)	$312,500	$(421,875)

For the Nine Months Ended September 30, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$915,000,000	$(1,140,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$254,000,000	$(254,000,000)	$-	$-	$(69,922)	$10,939	$(80,861)

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

As of September 30, 2016 and September 30, 2015, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	September 30, 2016	September 30, 2015
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	20,003	40,006

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and nine months ended September 30, 2016 and September 30, 2015, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$42,764,611	$(3,665,002)	$54,662,617	$4,204,176

Denominator:
Basic weighted average common shares outstanding	27,802,124	28,410,937	28,036,809	28,396,006
Dilutive effect of restricted stock units	2,030	-	-	9,894
Diluted weighted average common shares outstanding	27,804,154	28,410,937	28,036,809	28,405,900

Basic Earnings/(Loss) Per Share of Common Stock:	$1.54	$(0.13)	$1.95	$0.15
Diluted Earnings/(Loss) Per Share of Common Stock:	$1.54	$(0.13)	$1.95	$0.15

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive were restricted stock units of 14,661 for the three months ended September 30, 2015.

The following tables detail our common stock dividends for the nine months ended September 30, 2016, and September 30, 2015:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60

The following tables detail our preferred stock dividends during the nine months ended September 30, 2016, and September 30, 2015:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

For the three months ended September 30, 2016 and September 30, 2015, the Company recorded excise tax expense of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the Company recorded excise tax expense of $1.0 million and $1.1 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2016 or December 31, 2015. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related Party Transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of September 30, 2016 and December 31, 2015, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and nine months ended September 30, 2016, the Company incurred management fees of approximately $2.4 million and $7.3 million, respectively. For the three and nine months ended September 30, 2015, the Company incurred management fees of approximately $2.5 million and $7.5 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2016 and December 31, 2015, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Expense reimbursement

The Company is required to reimburse the Manager or its affiliates for operating expenses which are incurred by the Manager or its affiliates on behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by the Company’s board of directors.

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

For the three and nine months ended September 30, 2016, the Company expensed into Other operating expenses $1.8 million and $5.3 million, respectively, of reimbursable expenses payable to the Manager or its affiliates. For the three and nine months ended September 30, 2015, the Company expensed into Other operating expenses $2.1 million and $5.8 million, respectively, of reimbursable expenses payable to the Manager or its affiliates.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of September 30, 2016, 135,494 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015, and July 1, 2016, approximately 20,000 restricted stock units vested, and as of September 30, 2016, approximately 20,000 units remained unvested.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, FHA and Jumbo residential mortgage loans and retains the associated mortgage servicing rights, as well as purchases additional mortgage servicing rights from third-party sellers and is led by an external management team. Its investment is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheet and had a fair value of $12.9 million and $(0.3) million on September 30, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (the “Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc, which resulted in the ownership interest of the Company in AG Arc being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, the Company’s overall commitment to Arc Home was reduced to $13.4 million.

Transactions with affiliates

In May 2015, the Company completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which the Company held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $3.1 million as of the date of the securitization. The Company completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which the Company held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of a fair value of $5.1 million as of the date of the securitization. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. The Company obtained third party pricing for each transaction.

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company's Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheet with a fair value of $7.1 million as of the date of the purchase.

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company engages asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three months ended September 30, 2016, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled less than $120,000. For the nine months ended September 30, 2016, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $0.2 million. No fees were paid to the Asset Manager for the three or nine months ended September 30, 2015.

In June 2016, in accordance with the Company’s Affiliated Transactions Policy, the Company executed two trades whereby the Company acquired real estate securities from two separate affiliates of the Manager (the “Selling Affiliates”). As of the date of the trades, the securities acquired from the Selling Affiliates had a total fair value of $6.9 million. In each case, the Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the Selling Affiliates, the Company submitted its bid for the real estate securities to the Selling Affiliates. The Company’s pre-submission of its bid allowed the company to confirm third-party market pricing and best execution.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On September 30, 2016, the entire $750.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

Concurrently with its IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions). No warrants were exercised for the three and nine months ended September 30, 2016 and September 30, 2015.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2016, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The Company is incorporated in the State of Maryland and under the laws of that state, shares of its own stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. During the nine months ended September 30, 2016, the Company repurchased 614,695 shares of common stock at a total cost of approximately $8.7 million and at an average cost per share of $14.20, including brokerage, commissions and clearing fees. As of September 30, 2016, approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. The Company did not repurchase any shares for the nine months ended September 30, 2015.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table presents a summary of our common stock repurchases under the Repurchase Program for the nine months ended September 30, 2016.

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price per Share Paid (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3)
March 2016	119,606	$12.86	246,321	$21,790,786
May 2016	276,522	13.75	522,843	17,988,891
June 2016	36,725	14.38	559,568	17,460,743
August 2016	165,842	15.74	725,410	14,850,605
September 2016	16,000	15.76	741,410	14,598,493
Total	614,695	$14.20	741,410	$14,598,493

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

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million of which the Company’s share is $13.4 million. The Company has funded all of this commitment as of September 30, 2016.

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

Our Company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo, Gordon, pursuant to a management agreement. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT-PA and MITT-PB, respectively.

Our Investment Portfolio

Our portfolio is comprised primarily of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes fixed rate securities (held as mortgage pass-through securities), fixed rate collateralized mortgage obligation (“CMOs”), interest only securities (entitling the holder only to the interest payments made on the mortgages underlying certain RMBS “interest-only strips”), inverse interest-only securities (entitling the holder only to the interest payments made on the mortgages underlying certain RMBS whose coupon has an inverse relationship to its benchmark rate such as LIBOR), and certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Our portfolio also includes a significant portion of RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments include investment grade and non-investment grade fixed- and floating-rate securities. We categorize some of our Non-Agency RMBS by credit score at origination into Prime, Alt-A and Subprime. The Non-Agency RMBS that we do not categorize by credit score at origination include our RMBS Interest-Only securities (Non-Agency RMBS backed by interest-only strips), CRTs (defined below), RPL/NPL MBS, (described below), and Securitized Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”) are unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities receive an uncapped floating interest rate equal to a spread over one-month LIBOR.

RPL/NPL MBS are mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche) to mitigate our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. For a senior tranche in a typical securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans are residential mortgage loans (generally RPLs or NPLs) in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate. Securitized Whole Loans do not include RPLs or NPLs that we hold through interests in certain consolidated trusts, which are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

We also invest in other target assets, including commercial mortgage-backed securities, or CMBS, and asset backed securities, or ABS, which, together with Agency RMBS and Non-Agency RMBS, we collectively refer to as our real estate securities. Our CMBS portfolio includes CMBS, Freddie Mac K-Series CMBS (described below) and CMBS interest-only securities (CMBS backed by interest-only strips). Our ABS portfolio may include securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others.

Freddie Mac K-Series CMBS (“K-Series CMBS”) include CMBS, CMBS interest-only and CMBS principal-only securities which are regularly-issued structured pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds, all of which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have categorized Freddie Mac K-Series CMBS interest-only bonds as part of our “CMBS Interest-Only” assets.

We have also invested in residential and commercial mortgage loans, including RPLs and NPLs, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate. Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial mortgage loans, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below), are referred to as our “credit portfolio” or “credit investments,” and residential and commercial mortgage loans are collectively referred to as “loans.” We use the term “credit securities” to refer to our credit portfolio excluding loans and MSRs. Additionally, we use the term “real estate securities” or “securities” to refer to our Agency RMBS and our credit securities. We use the term “investment portfolio” to refer to our Agency RMBS, portfolio and our credit portfolio. We also use the term “GAAP investment portfolio” to refer to our Agency RMBS portfolio, exclusive of TBAs in the Agency RMBS category, which we refer to as our “GAAP Agency RMBS portfolio,” and our credit portfolio, exclusive of all investments held within affiliated entities, which we refer to as our “GAAP credit portfolio”.

In the “Our investments,” “Financing activities” and “Liquidity and capital resources” sections of this Item 2, where we disclose our investment portfolio and the related repurchase agreements and FHLBC Advances that finance it, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related repurchase agreements and FHLBC Advances that finance it are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for a discussion of investments in debt and equity of affiliates.

Arc Home LLC

In December 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of our indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 44 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, FHA and Jumbo residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers. The capital commitment to Arc Home is $30.0 million of which our share is $13.4 million. We have funded all of this commitment as of September 30, 2016.

Market and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.2% on a year-over-year basis in August 2016 as compared with August 2015, according to data released by CoreLogic. This marks the 55th consecutive monthly increase year-over-year in national home prices. The housing market remains strong; however, given the duration and strength of the recovery, additional over-performance is expected to be somewhat muted for the rest of 2016. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates and the amount of credit available to prospective homeowners, coupled with a stable broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the aggregate value of all residential properties with negative equity decreased to $284.3 billion in the second quarter of 2016, from $314 billion in the second quarter of 2015, a decrease of 9.5%. Negative equity means that a homeowner owes more on the home than the home is worth. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession is lifting due to the rise in home prices over the past four years. CoreLogic predicts that if home prices rise an additional 5.0% in the next twelve months, 700,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continues to improve in 2016 and is anticipated to remain stable in the near future.

The Fed, in its September 21, 2016 meeting, kept interest rates unchanged. Continued progress has been made with respect to the Fed’s dual mandate of full employment and price stability. Inflation continues to remain low, but the Fed appears ready and willing to increase the Federal Funds rate before year-end. However, negative demographic trends and meager productivity growth constrain longer term growth prospects and hold down the neutral interest rate, so further policy rate moves should be expected to take place at an extremely gradual pace. Both 2016 and longer run GDP forecasts were lowered from 2.0% to 1.8% reflecting the reality of our low potential growth economy and its likelihood of persisting. The path of projected Federal Funds rate was lowered to reflect one move in 2016, two moves in 2017, three in each of 2018 and 2019, and a longer run funds rate of 2.9% down from 3.0% in June.

Economic activity in the second half of the year so far appears to have stabilized after some of the worries of the first half. The advance Q3 real GDP report showed growth surprising to the upside at +2.9% annualized versus a consensus forecast of +2.6% and +1.4% in Q2. The headline strength was driven by a one-time boost in net exports due to soybean exports to South America and a positive, though small, contribution from inventory growth. Other aspects of GDP growth were less strong; however, with a disappointing decrease in personal consumption from +4.3% in Q2 to +2.1% in Q3 and with private fixed investment continuing to contract.

Interest rates began the quarter at their lowest levels since 2012 in the wake of the United Kingdom’s vote to leave the European Union, but as it became clear that negative fallout was less than expected and global economies marginally improved, interest rates moved modestly higher during the quarter. The 10-year U.S. Treasury, which began the year at 2.27%, hit a low of 1.37% in early July and closed at 1.60% on September 30, 2016.

With rates rising during the quarter as fears over a pronounced economic slowdown and broad based negative fallout from the Brexit vote waned, Agency RMBS spreads versus benchmark swap yields tightened in response to an improved fundamental and technical backdrop. Higher yields reduced some prepayment uncertainty, lowered supply concerns and made Agency RMBS more attractive to both foreign yield based buyers and domestic banks. Money managers increased their allocation to the sector while the Fed’s reinvestment activity rose in response to larger paydowns of existing holdings. Despite the loss on book value due to holding a positive duration gap in a rising rate period, the Agency RMBS versus swap basis tightened by more than enough to offset this and resulted in an overall positive contribution to book value from our hedged Agency RMBS position.

Portfolio rebalancing during the quarter consisted of selling seasoned higher coupon Agency RMBS that was at risk to faster prepayments in the post-Brexit rally, and replacing that with newly issued lower coupon Agency RMBS that would be more insulated from prepayment related losses during the period of elevated prepayments. Within the hedge book, we increased the overall duration gap of the portfolio through covering short positions in front end Eurodollar futures contracts that we had entered into immediately after the Brexit vote, as the market had priced any chance of tightening of the Federal Funds rate completely out of 2016 and much of 2017. These positions were covered when a more reasonable probability of Federal Funds tightening was priced back into the front end of the U.S. rate market during the quarter.

Mortgage credit spreads benefited from both a rally in the broader credit markets as well as continued strong demand. The move higher in both high yield and investment grade corporate credit over the quarter helped fuel demand in mortgage credit, which continues to exhibit compelling relative value.  On the supply front, new issuance still falls drastically short of run-off, further exacerbating the supply/demand dynamic.  During the quarter, we increased our portfolio allocation of credit with a focus on primarily floating rate and shorter duration fixed rate securities.  We continue to participate in below investment grade, floating rate tranches in new issue transactions, including credit risk transfer deals, where we believe historically tight underwriting standards provide superior loss protection.  In legacy mortgage credit, we opportunistically added securities as well as rotated out of asset backed and legacy non-agency securities that we believe had reached intrinsic value.

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

We expect debate and discussion on residential housing and mortgage reform to continue over the next few years, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new entity. However, we cannot be certain if or when any housing finance reform bill will emerge from committee or be approved by Congress, and if so, what the effects may be. Historically, significant legislation has been difficult to pass in a presidential election year, and we cannot predict what effect the 2016 election cycle will have on the progress of housing finance reform legislation.

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our RMBS. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Our net interest income varies primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate (“CPR”) on the Agency RMBS in our investment portfolio, and our funding and hedging costs.

The table below presents our consolidated statement of operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Statement of Operations Data:
Net Interest Income
Interest income	$30,573,134	$33,506,151	$91,470,588	$107,164,687
Interest expense	8,525,365	8,506,994	25,482,661	23,595,601
	22,047,769	24,999,157	65,987,927	83,569,086

Other Income
Net realized gain/(loss)	9,578,488	(4,710,086)	(8,725,255)	(16,513,340)
Realized loss on periodic interest settlements of derivative instruments, net	(1,034,251)	(3,340,497)	(5,019,565)	(10,030,453)
Unrealized gain/(loss) on real estate securities and loans, net	13,461,216	7,238,103	33,260,103	(3,758,180)
Unrealized gain/(loss) on derivative and other instruments, net	6,961,061	(19,523,287)	(4,792,369)	(22,645,097)
Other income	341,345	13,425	368,731	61,628
	29,307,859	(20,322,342)	15,091,645	(52,885,442)

Expenses
Management fee to affiliate	2,451,387	2,481,816	7,322,312	7,490,997
Other operating expenses	2,870,662	3,390,191	8,581,726	9,754,131
Servicing fees	121,806	188,424	359,150	556,625
Equity based compensation to affiliate	75,774	51,069	217,928	164,487
Excise tax	238,167	375,000	988,167	1,125,000
	5,757,796	6,486,500	17,469,283	19,091,240

Income/(loss) before equity in earnings/(loss) from affiliates	45,597,832	(1,809,685)	63,610,289	11,592,404
Equity in earnings/(loss) from affiliates	534,133	1,512,037	1,154,390	2,713,834
Net Income/(Loss)	46,131,965	(297,648)	64,764,679	14,306,238

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$42,764,611	$(3,665,002)	$54,662,617	$4,204,176

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$1.54	$(0.13)	$1.95	$0.15
Diluted	$1.54	$(0.13)	$1.95	$0.15

Net Income (Loss)

Net income/(loss) available to common stockholders increased $46.5 million from $(3.7) million for the three months ended September 30, 2015 to $42.8 million for the three months ended September 30, 2016, and net income/(loss) available to common stockholders increased $50.5 million from $4.2 million for the nine months ended September 30, 2015 to $54.7 million for the nine months ended September 30, 2016 primarily due to higher prices on our securities, which increased our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Interest income

Interest income is calculated based on the actual coupon rate and the outstanding principal balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Interest income decreased by $2.9 million from $33.5 million at September 30, 2015 to $30.6 million at September 30, 2016 primarily due to a decrease in the weighted average cost of our GAAP investment portfolio, and U.S. Treasury securities period over period by $0.3 billion from $3.1 billion at September 30, 2015 to $2.8 billion at September 30, 2016. This was offset by an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.05% from 4.30% at September 30, 2015 to 4.35% at September 30, 2016.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Interest income decreased by $15.7 million from $107.2 million at September 30, 2015 to $91.5 million at September 30, 2106 primarily due to a decrease in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, period over period, by $0.3 billion from $3.2 billion at September 30, 2015 to $2.9 billion at September 30, 2016. This was coupled with a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.26% from 4.45% at September 30, 2015 to 4.19% at September 30, 2016.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Interest expense remained relatively unchanged at $8.5 million primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.16% from 1.33% at September 30, 2015 to 1.49% at September 30, 2016, offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.3 billion from $2.6 billion at September 30, 2015 to $2.3 billion at September 30, 2016.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Interest expense increased by $1.9 million from $23.6 million at September 30, 2015 to $25.5 million at September 30, 2016 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.23% from 1.19% at September 30, 2015 to 1.42% at September 30, 2016, offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period by $0.2 billion from $2.6 billion at September 30, 2015 to $2.4 billion at September 30, 2016.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any sales out of our GAAP investment portfolio, Other assets, derivatives, or other instruments as well as transfers to Other assets or OTTI charges recorded during the period.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

During the three months ended September 30, 2016, net realized gain/(loss) was $9.6 million. We sold certain real estate securities and loans, realizing a net gain of $9.9 million and $3.4 million, respectively. In addition, we recognized a $0.3 million realized gain on loans transferred to Other assets and a $0.3 million realized gain on the sale of Other assets. We also recognized $0.4 million of realized gains due to the settlement of TBAs, $3.7 million of realized loss due to the settlement of certain derivatives and other instruments, and $1.0 million of realized loss due to OTTI charges on certain securities.

During the three months ended September 30, 2015, net realized gain/(loss) was $(4.7) million. We sold certain real estate securities, realizing a net gain of $1.3 million, and settled TBAs, realizing a net loss of $0.6 million. Additionally, we recognized $2.0 million of realized loss due to the settlement of certain derivatives and other instruments, and $3.4 million of realized loss due to OTTI charges on certain securities and loans.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

During the nine months ended September 30, 2016, net realized gain/(loss) was $(8.7) million. We sold certain real estate securities and loans, realizing a net gain of $9.1 million and $3.4 million, respectively. In addition, we recognized a $0.3 million realized gain on loans transferred to Other assets and a $0.3 million realized gain on the sale of Other assets. We also recognized $0.4 million of realized gains due to the settlement of TBAs, $8.8 million of realized loss due to the settlement of certain derivatives and other instruments and $13.4 million of realized loss due to OTTI charges on certain securities.

During the nine months ended September 30, 2015, net realized gain/(loss) was $(16.5) million. We sold certain real estate securities, realizing a net gain of $7.4 million, and settled TBAs, realizing a net gain of $2.2 million. Additionally, we recognized $18.4 million of realized loss due to the settlement of certain derivatives and other instruments and $7.7 million of realized loss due to OTTI charges on certain securities and loans.

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Realized loss on periodic interest settlement of derivative instruments, net decreased by $2.3 million from $3.3 million at September 30, 2015 to $1.0 million at September 30, 2016 due to a decrease in swap notional for the period, coupled with an increase in the 3 month LIBOR rate. We terminated $691.0 million notional of swaps from September 30, 2015 to September 30, 2016. In addition, 3 month LIBOR increased from 0.325% at September 30, 2015 to 0.854% at September 30, 2016.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Realized loss on periodic interest settlement of derivative instruments, net decreased by $5.0 million from $10.0 million at September 30, 2015 to $5.0 million at September 30, 2016 due to a decrease in swap notional for the period, coupled with an increase in the 3 month LIBOR rate. We terminated $691.0 million notional of swaps from September 30, 2015 to September 30, 2016. In addition, 3 month LIBOR increased from 0.325% at September 30, 2015 to 0.854% at September 30, 2016.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the “Market and Interest Rate Trends” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sale also impact unrealized gains and losses.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, Unrealized gain/(loss) on real estate securities and loans, net was $13.5 million and $7.2 million, respectively. The $13.5 million at September 30, 2016 was comprised of unrealized gains on securities of $16.7 million, offset by unrealized losses on loans of $3.2 million during the period.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, Unrealized gain/(loss) on real estate securities and loans, net was $33.3 million and $(3.8) million, respectively. The $33.3 million at September 30, 2016 was comprised of unrealized gains on securities of $36.2 million, offset by unrealized losses on loans of $2.9 million during the period.

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the “Market and Interest Rate Trends” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sale also impact unrealized gains and losses.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, Unrealized gain/(loss) on derivative and other instruments, net was $7.0 million and $(19.5) million, respectively. The $7.0 million at September 30, 2016 was comprised of unrealized gains on certain derivatives of $7.3 million, offset by unrealized losses on TBAs of $0.3 million during the period.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, Unrealized gain/(loss) on derivative and other instruments, net was $(4.8) million and $(22.6) million, respectively. The $(4.8) million at September 30, 2016 was comprised of unrealized losses on certain derivatives of $4.9 million, offset by unrealized gains on TBAs of $0.1 million during the period.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, Other income was $0.3 million and $13,425, respectively. The increase in Other income pertains to increased fees we received on one of our residential mortgage loan pools.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, Other income was $0.4 million and $0.1 million, respectively. The increase in Other income pertains to increased fees we received on one of our residential mortgage loan pools.

Management fee to affiliate

Our management fee is based upon a percentage of our stockholders’ equity after excluding unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, our management fees were $2.4 million and $2.5 million, respectively. Management fees decreased slightly due to the decrease in our stockholders’ equity from $685.9 million at September 30, 2015 to $673.4 million at September 30, 2016.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, our management fees were $7.3 million and $7.5 million, respectively. Management fees decreased slightly due to the decrease in our stockholders’ equity from $685.9 million at September 30, 2015 to $673.4 million at September 30, 2016.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and director’s fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, other operating costs were $2.9 million and $3.4 million, respectively. The decrease of $0.5 million is primarily a result of decreased amounts reimbursed to the Manager for certain deal related expenses as well as decreased fees paid for D&O insurance.

Of the $2.9 million and $3.4 million of Other operating expenses for the three months ended September 30, 2016 and September 30, 2015, respectively, the Company has expensed $1.8 million and $2.1 million, respectively, representing a reimbursement of expenses to the Manager or its affiliates.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, other operating costs were $8.6 million and $9.8 million, respectively. The decrease of $1.2 million is primarily a result of decreased amounts reimbursed to the Manager for certain deal related expenses.

Of the $8.6 million and $9.8 million of Other operating expenses for the nine months ended September 30, 2016 and September 30, 2015, respectively, the Company has expensed $5.3 million and $5.8 million, respectively, representing a reimbursement of expenses to the Manager or its affiliates.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. We previously acquired three pools of residential mortgage loans and will continue to pay fees as we hold these assets.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, our servicing fees were $0.1 million and $0.2 million, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, our servicing fees were $0.4 million and $0.6 million, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite service period.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, our equity based compensation to affiliate remained relatively unchanged.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2016, our equity based compensation to affiliate remained relatively unchanged.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, we recorded excise tax expense of $0.2 million and $0.3 million, respectively. The decrease pertains to an expected tax refund in 2016 as a result of filing our 2015 tax return.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, we recorded excise tax expense of $1.0 million and $1.1 million, respectively. The decrease pertains to an expected tax refund in 2016 as a result of filing our 2015 tax return.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and September 30, 2015, we recorded Equity in earnings/(loss) from affiliates of $0.5 million and $1.5 million, respectively. The decrease primarily pertains to unrealized losses on investments held within affiliated entities.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and September 30, 2015, we recorded Equity in earnings/(loss) from affiliates of $1.2 million and $2.7 million, respectively. The decrease primarily pertains to unrealized losses on investments held within affiliated entities.

Book value per share

As of September 30, 2016, December 31, 2015 and September 30, 2015, our book value per common share was $18.49, $17.88 and $18.47, respectively.

Core Earnings

We define core earnings, a non-GAAP financial measure, as net income excluding both unrealized and realized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale, including (i) investments held in affiliated entities and (ii) derivatives. As defined, Core Earnings include the net interest and other income earned on these investments on a yield adjusted basis, including credit derivatives, investments in debt and equity of affiliates, inverse Agency Interest-Only securities, interest rate derivatives, TBA drop income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with the Company’s GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the “Results of Operations” section above for a detailed discussion of our GAAP financial results.

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three and nine months ended September 30, 2016 and September 30, 2015 is set forth below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income/(loss) available to common stockholders	$42,764,611	$(3,665,002)	$54,662,617	$4,204,176
Add (Deduct):
Net realized (gain)/loss	(9,578,488)	4,710,086	8,725,255	16,513,340
Drop income	129,883	-	216,927	2,167,016
Equity in (earnings)/loss from affiliates	(534,133)	(1,512,037)	(1,154,390)	(2,713,834)
Net interest income and expenses from equity method investments*	1,653,043	1,202,923	3,218,360	2,954,715
Unrealized (gain)/loss on real estate securities and loans, net	(13,461,216)	(7,238,103)	(33,260,103)	3,758,180
Unrealized (gain)/loss on derivative and other instruments, net	(6,961,061)	19,523,287	4,792,369	22,645,097
Core Earnings	$14,012,639	$13,021,154	$37,201,035	$49,528,690

Core Earnings, per Diluted Share	$0.50	$0.46	$1.33	$1.74

*For the three months ended September 30, 2016, we recognized $0.2 million or $0.01 per share of net income/(loss) attributed to our investment in AG Arc. For the nine months ended September 30, 2016, we recognized $(0.3) million or $(0.01) per share of net income/(loss) attributed to our investment in AG Arc. We did not recognize any net income/(loss) on our investment in AG Arc for the three or nine months ended September 30, 2015.

Our investments

In 2011, the risk-reward profile of investment opportunities available to us supported the deployment of the vast majority of our capital in Agency RMBS. Labor, housing and economic fundamentals, together with U.S. monetary policy, which was designed to keep interest rates low, supported our Agency RMBS investments in this period. Overweighting of these investments was also favored by the relative ease of funding and superior liquidity. We also acquired a limited amount of Non-Agency RMBS, ABS and CMBS assets for our investment portfolio during this period.

In 2012, we began increasing our exposure to credit investments and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013, we elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We subsequently reduced our hedging activity, rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit investments, basing our decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging. As a result, the mix of assets in our portfolio has shifted over time.

As of September 30, 2016, we have a $2.7 billion GAAP investment portfolio which consists of $1.2 billion, or 44.5%, of assets in our GAAP Agency RMBS portfolio and $1.5 billion, or 55.5%, of assets in our GAAP credit portfolio. Our investment portfolio is $2.7 billion, which consists of $1.2 billion, or 43.6%, of assets in our Agency RMBS portfolio and $1.5 billion, or 56.4%, of assets in our credit portfolio. The mix of assets in our portfolio will continue to change in response to and in anticipation of market, liquidity, regulatory and economic conditions, among others.

This compares with a $2.8 billion GAAP investment portfolio as of December 31, 2015 which consisted of $1.2 billion, or 43.4%, of assets in our GAAP Agency RMBS portfolio and $1.6 billion, or 56.6%, of assets in our GAAP credit portfolio. Our investment portfolio was $2.9 billion, which consisted of $1.3 billion, or 44.2% of assets in our Agency RMBS portfolio and $1.6 billion, or 55.8%, of assets in our credit portfolio as of December 31, 2015.

We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Prepayment speeds, as reflected by the CPR and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency RMBS portfolio increase, the related purchase premium amortization increases, thereby reducing the net yield on such assets.

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

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of September 30, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (8)
Agency RMBS:
30 Year Fixed Rate	$807,113,878	$840,997,032	$22,630,663	$863,627,695	3.59%	2.88%	7.34
Fixed Rate CMO	67,518,827	68,031,159	1,930,411	69,961,570	3.00%	2.78%	3.77
ARM	217,159,149	214,843,369	9,567,176	224,410,545	2.36%	2.79%	4.77
Inverse Interest Only	41,632,155	7,985,906	969,603	8,955,509	5.86%	9.28%	5.10
Interest Only	402,397,939	35,233,820	(2,957,780)	32,276,040	2.39%	5.19%	3.76
Credit Investments:
Residential Investments
Prime (2) (3)	653,295,846	530,830,588	17,949,054	548,779,642	4.04%	5.60%	10.34
Alt-A (2) (4)	254,275,545	217,318,502	4,592,859	221,911,361	4.18%	4.95%	8.82
Subprime (2) (5)	124,875,019	119,065,718	631,103	119,696,821	3.81%	4.95%	5.01
RMBS Interest Only	414,037,840	3,487,069	(829,699)	2,657,370	0.18%	6.56%	3.42
Credit Risk Transfer	71,242,703	71,042,301	2,002,914	73,045,215	5.24%	5.98%	7.99
RPL/NPL (6)	126,888,045	126,083,659	(1,200,830)	124,882,829	4.28%	4.78%	1.26
Securitized Whole Loans (7)	70,608,354	51,640,900	(1,123,463)	50,517,437	4.03%	11.48%	1.97
Residential Mortgage Loans	62,754,033	45,776,608	(742,581)	45,034,027	5.65%	10.26%	5.80
Excess Mortgage Servicing Rights	62,074,227	294,731	14,350	309,081	N/A	5.15%	1.31
Commercial Investments
CMBS	213,662,124	147,731,947	(1,783,088)	145,948,859	4.96%	6.03%	3.48
Freddie Mac K-Series CMBS	126,527,620	47,141,136	422,112	47,563,248	5.73%	12.73%	9.27
CMBS Interest Only	2,393,235,183	51,690,309	2,366,445	54,056,754	0.34%	6.43%	3.70
Commercial Loans	44,800,000	44,197,429	602,571	44,800,000	6.68%	8.19%	0.67
ABS	71,187,158	70,801,868	(314,232)	70,487,636	5.30%	5.52%	1.54
Total: Non-GAAP Basis	$6,225,285,645	$2,694,194,051	$54,727,588	$2,748,921,639	2.15%	4.73%	5.17

Investments in Debt and Equity of Affiliates	$591,144,376	$52,493,871	$(230,134)	$52,263,737	0.35%	13.08%	6.75

Total: GAAP Basis	$5,634,141,269	$2,641,700,180	$54,957,722	$2,696,657,902	2.31%	4.57%	5.01

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 674 and 603, respectively.

(3) Included in Prime is $169.1 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $79.3 million fair market value of Prime Jumbo securities. We define Prime Jumbo Securities as a prime security with an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(4) Included in Alt-A is $81.1 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(5) Included in Subprime is $34.9 million fair market value of new issue securities. New issue is defined as being issued after 2010.

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

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2015:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2)(9)
Agency RMBS:
30 Year Fixed Rate	$782,276,607	$817,182,510	$2,954,782	$820,137,292	3.76%	3.10%	8.58
Fixed Rate CMO	76,098,478	76,770,854	1,254,658	78,025,512	3.00%	2.81%	5.26
ARM	248,169,781	245,510,904	4,298,463	249,809,367	2.37%	2.84%	5.44
Inverse Interest Only	47,861,112	9,382,636	826,972	10,209,608	5.96%	9.30%	5.41
Interest Only	474,197,132	43,998,722	(738,849)	43,259,873	2.37%	7.15%	4.08
Fixed Rate 30 Year TBA	75,000,000	77,502,930	(141,600)	77,361,330	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (3) (4)	783,496,575	659,470,180	10,330,014	669,800,194	4.09%	5.58%	10.29
Alt-A (3) (5)	258,855,964	221,414,910	2,043,783	223,458,693	3.98%	5.25%	9.43
Subprime (3) (6)	113,943,920	109,867,883	1,734,214	111,602,097	4.49%	5.32%	5.36
RMBS Interest Only	465,387,354	5,489,775	63,958	5,553,733	0.12%	11.05%	6.40
Credit Risk Transfer	36,993,762	36,916,025	39,725	36,955,750	5.75%	6.83%	8.17
RPL/NPL (7)	135,725,197	134,351,745	(698,090)	133,653,655	4.36%	5.03%	1.77
Securitized Whole Loans (8)	86,722,548	62,025,088	(1,557,289)	60,467,799	4.19%	7.60%	4.35
Residential Mortgage Loans	88,980,522	60,963,511	2,657,226	63,620,737	5.47%	8.71%	5.23
Excess Mortgage Servicing Rights	72,155,804	411,372	13,939	425,311	N/A	6.33%	1.61
Commercial Investments
CMBS	220,742,772	131,308,112	(545,260)	130,762,852	5.12%	6.26%	4.36
Freddie Mac K-Series CMBS	88,154,185	35,018,421	(390,121)	34,628,300	4.83%	12.88%	8.04
CMBS Interest Only	1,774,907,989	17,994,891	576,062	18,570,953	0.20%	7.33%	3.18
Commercial Loans	72,800,000	72,660,971	139,029	72,800,000	6.80%	8.30%	0.58
ABS	56,264,253	55,910,560	(1,148,723)	54,761,837	5.26%	5.62%	4.24
Total: Non-GAAP Basis	$5,958,733,955	$2,874,152,000	$21,712,893	$2,895,864,893	2.38%	4.86%	5.75

Investments in Debt and Equity of Affiliates	$750,815,986	$53,077,015	$157,813	$53,234,828	0.36%	11.32%	4.89

TBAs	$75,000,000	$77,502,930	$(141,600)	$77,361,330	3.50%	N/A	N/A

Total: GAAP Basis	$5,132,917,969	$2,743,572,055	$21,696,680	$2,765,268,735	2.64%	4.73%	5.88

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Fixed Rate 30 Year TBA are excluded from this calculation.

(3) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 674 and 599, respectively.

(4) Included in Prime is $169.5 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $108.3 million fair market value of Prime Jumbo securities. We define Prime Jumbo Securities as a prime security with an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

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

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of September 30, 2016. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$86,499,255	$83,502,662	$1,403,532	$84,906,194	3.28%	5.74%	4.74
2005	201,380,390	161,968,154	7,238,680	169,206,834	4.37%	5.58%	11.55
2006	316,438,978	208,705,795	6,802,329	215,508,124	3.91%	5.88%	8.94
2007	195,628,427	154,225,330	3,711,556	157,936,886	4.14%	5.90%	11.64
2008	16,424,000	13,602,609	590,227	14,192,836	7.00%	5.78%	9.23
2011	6,736,593	5,637,550	(27,079)	5,610,471	3.20%	5.25%	8.31
2012	81,928,364	20,513,224	10,036	20,523,260	2.48%	5.85%	3.11
2013	184,982,774	117,542,389	761,012	118,303,401	3.27%	4.94%	4.81
2014	1,212,353,103	179,287,118	(211,065)	179,076,053	0.78%	7.51%	1.80
2015	1,404,018,836	291,786,097	(1,111,181)	290,674,916	1.06%	5.82%	4.31
2016	813,444,717	200,063,069	3,545,128	203,608,197	1.43%	5.59%	6.58
Total: Non-GAAP Basis	$4,519,835,437	$1,436,833,997	$22,713,175	$1,459,547,172	1.70%	5.91%	5.04

Investments in Debt and Equity of Affiliates	$587,341,374	$50,094,172	$(216,475)	$49,877,697	0.31%	13.08%	6.75

Total: GAAP Basis	$3,932,494,063	$1,386,739,825	$22,929,650	$1,409,669,475	1.87%	5.64%	4.78

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2015. We have also presented a reconciliation to GAAP.

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

The following table presents the fair value of our credit securities portfolio by credit rating as of September 30, 2016 and December 31, 2015:

Credit Rating - Credit Securities (1)	September 30, 2016	December 31, 2015
AAA	$93,999,225	$112,107,249
A	124,327,836	119,939,358
BBB	34,315,114	20,468,267
BB	37,331,948	43,576,568
B	82,578,183	110,878,213
Below B	534,196,700	527,154,975
Not Rated	552,798,166	546,091,233
Total: Non-GAAP Basis	$1,459,547,172	$1,480,215,863

Investments in Debt and Equity of Affiliates	$49,877,697	$46,694,318

Total: GAAP Basis	$1,409,669,475	$1,433,521,545

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	September 30, 2016	September 30, 2015
20 Year Fixed Rate	N/A	11%
30 Year Fixed Rate	10%	8%
Fixed Rate CMO	10%	10%
ARM	19%	15%
Interest Only	17%	15%
Weighted Average	12%	10%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.
(2) Source: Bloomberg

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through September 30, 2016, leverage has been in the form of repurchase agreements, securitized debt, loan participations payable and, for a portion of the first quarter of 2016, FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involved loan advances made to us by the FHLBC in exchange for the pledge of our real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and nine months ended September 30, 2016, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 22 and 21 counterparties at September 30, 2016 and December 31, 2015, respectively, on a GAAP basis.

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance subsidiary from being eligible for membership in the FHLBC and prevents the FHLBC from making any new advances or extending any existing advances to MITT Insurance. Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. As of September 30, 2016, we had no FHLBC Advances outstanding.

Our repurchase agreements and FHLBC Advances are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of September 30, 2016 and December 31, 2015, we have met all margin call requirements.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments (or hedging instruments), including interest rate swaps, swaption agreements, synthetic IO Indexes, Futures, and other financial instruments such as Agency Interest-Only securities and U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing and hedging.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s repurchase agreements on its investment portfolio and U.S Treasury securities, FHLBC Advances inclusive of unlinked repurchase agreements and repurchase agreements through affiliated entities, and excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP. Refer to the “Hedging Activities” section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,939	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089
December 31, 2013
Non-GAAP Basis	$3,114,480,731	$3,119,928,016	$3,145,191,941
Less: Linked Transactions	222,846,315	237,576,633	249,165,657
GAAP Basis	$2,891,634,416	$2,882,351,383	$2,896,026,284
September 30, 2013
Non-GAAP Basis	$3,194,360,409	$3,294,030,740	$3,495,343,985
Less: Linked Transactions	229,265,000	246,331,778	259,343,915
GAAP Basis	$2,965,095,409	$3,047,698,962	$3,236,000,070

As noted, we finance the purchase of our investments with repurchase agreements. It can be reasonably expected that our repurchase agreement balance will increase as the size of our portfolio increases through equity capital raises and decrease as a result of our portfolio decreasing due to asset sales, principal paydowns, and through the gradual increase of our investment allocation to credit investments. Since September 30, 2013, our investment portfolio has decreased $1.1 billion, from $3.8 billion to $2.7 billion. Accordingly our average quarterly repurchase agreement balance has declined $1.1 billion, from $3.3 billion to $2.2 billion. This is due mainly to our credit portfolio increasing from 29.0% of our investment portfolio as of September 30, 2013 to 56.4% as of September 30, 2016. Credit investments, due to their elevated risk profile, have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing and lowers our total repurchase agreement balance.

Master Repurchase Agreements on our Investment Portfolio

As of September 30, 2016 and December 31, 2015, we have entered into master repurchase agreements on our investment portfolio with 38 counterparties, under which we had outstanding debt with 22 and 21 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the Notes to Consolidated Financial Statements (unaudited) for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of September 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$47,908,000	1.00%	3	2.9%
30 days or less	1,535,999,000	1.36%	14	10.7%
31-60 days	169,719,000	1.50%	40	12.6%
61-90 days	84,788,000	2.39%	78	24.0%
Greater than 90 days	243,946,032	1.93%	360	10.7%
Total: Non-GAAP Basis	$2,082,360,032	1.47%	59	11.2%

Investments in Debt and Equity of Affiliates	$5,194,838	3.30%	442	25.4%

Total: GAAP Basis	$2,077,165,194	1.46%	58	11.2%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of December 31, 2015:

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

The increase in the balance of our repurchase agreements from December 31, 2015 to September 30, 2016 was primarily driven by the Final Rule, which prevented us from receiving any additional financing from the FHLB. In order to continue to finance our real estate securities, we substituted repurchase agreement financing for the $396.9 million of FHLB financing that we lost. We did not have any FHLBC Advances as of September 30, 2016.

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

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of September 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	32,391,132	3.08%	3.20%	498	30.8%
Total: Non-GAAP Basis	$32,391,132	3.08%	3.20%	498	30.8%

Investments in Debt and Equity of Affiliates	$6,289,867	3.30%	3.30%	442	29.4%

Total: GAAP Basis	$26,101,265	3.03%	3.18%	511	31.2%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of December 31, 2015:

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

The primary difference between our repurchase agreements at December 31, 2015 and September 30, 2016 pertains to financing repaid in January 2016 on certain residential mortgage loans sold in December of 2015.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of September 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	21,796,000	2.68%	2.95%	1,082	33.5%
Total / Weighted Average	$21,796,000	2.68%	2.95%	1,082	33.5%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.67%	3.62%	1,356	31.8%
Total / Weighted Average	$42,796,000	2.67%	3.62%	1,356	31.8%

The balance of our outstanding repurchase agreements on commercial loans declined from December 31, 2015 to September 30, 2016 with the pay-off of a commercial mortgage loan during the nine months ended September 30, 2016 and the termination of the associated financing.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of September 30, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $24.7 million and $30.4 million, respectively. As of September 30, 2016 and December 31, 2015, the fair value of the consolidated tranche issued by the Consolidated VIE was $24.4 million and $30.0 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheet. The cost of financing on September 30, 2016 and December 31, 2015 on the consolidated tranche was 3.23% and 3.67%, respectively. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bears interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. As of September 30, 2016, the commercial loan had a balance of $12.0 million, which is classified as an asset in the “Commercial loans, at fair value” line item, and a $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on our consolidated balance sheet representing the transfer of the Participation Interest. On September 30, 2016, the cost of financing on the Participation Interest was 24.2%.

Leverage

We define GAAP leverage as the sum of: (i) our GAAP repurchase agreements, (ii) FHLBC Advances, if any, (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, and (v) the Participation Interest. Non-GAAP leverage adds repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc to GAAP leverage. We define “non-GAAP ‘at risk’ leverage” as non-GAAP leverage inclusive of our net TBA position (at cost). Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP leverage ratio and our non-GAAP “at risk” leverage ratio back to GAAP.

		Stockholders'
September 30, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,150,979,568	$673,372,565	3.2	x
Repurchase agreements through affiliated entities	11,484,705	-
Non-GAAP Leverage	$2,162,464,273	$673,372,565	3.2	x
Net TBA payable adjustment	-	-
Non-GAAP "At Risk" Leverage	$2,162,464,273	$673,372,565	3.2	x

		Stockholders'
December 31, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,259,541,821	$666,944,713	3.4	x
Repurchase agreements through affiliated entities	18,638,119	-
Non-GAAP Leverage	$2,278,179,940	$666,944,713	3.4	x
Net TBA payable adjustment	77,502,930	-
Non-GAAP "At Risk" Leverage	$2,355,682,870	$666,944,713	3.5	x

Hedging activities

We utilize multiple instruments as a means to mitigate the interest rate risk of our investment portfolio. As of September 30, 2016 we had entered into $369.0 million notional amount of interest rate swaps, $100.0 million notional amount of long positions in U.S. Treasury securities, $45.0 million notional amount of short positions in U.S. Treasury securities, $17.5 million notional amount of long positions in U.S. treasury futures, $300.0 million notional amount of long positions in Eurodollar futures and $300.0 million notional amount of short positions in Eurodollar futures.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at September 30, 2016 and December 31, 2015.

Derivatives and Other Instruments	Designation	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(13,372,619)	$(6,722,170)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	-	1,755,467
Long positions on Eurodollar Futures	Non-Hedge	Derivative assets, at fair value	3,750	-
Short positions on Eurodollar Futures	Non-Hedge	Derivative liabilities, at fair value	(3,750)	-
Long positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	106,445	-
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	101,612,422	223,434,922
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(45,026,484)	-

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of September 30, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	September 30, 2016	December 31, 2015
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$369,000,000	$969,000,000
Notional amount of long positions on Eurodollar Futures (1)	300,000,000	-
Notional amount of short positions on Eurodollar Futures (1)	(300,000,000)	-
Notional amount of long positions on U.S. Treasury Futures (2)	17,500,000	-
Notional amount of long positions on U.S. Treasuries	100,000,000	226,000,000
Notional amount of short positions on U.S. Treasuries	(45,000,000)	-

(1) Each Eurodollar Future contract embodies $1.0 million of notional value.

(2) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$9,700,438	$(19,936,455)	$(9,816,031)	$(20,450,309)
Interest rate swaps, at fair value	Net realized gain/(loss)	(5,205,405)	16,624	(10,938,839)	(12,078,785)
Long positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	2,997	-	2,997	-
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	146,044	-	(4,503)	-
Short positions on Eurodollar Futures	Net realized gain/(loss)	242,006	-	242,006	-
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	126,468	-	106,094	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	(351,329)	-	(224,410)	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(21,123)	-	-	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	292,930	-	307,986	-
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(3,081,289)	245,078	4,498,750	245,078
Long positions on U.S. Treasuries	Net realized gain/(loss)	1,412,695	(115,313)	1,836,523	(3,293,047)
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	415,782	(476,171)	215,391	(830,859)
Short positions on U.S. Treasuries	Net realized gain	-	(1,862,109)	-	(3,013,867)

The following table summarizes the weighted average life related to derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	September 30, 2016	December 31, 2015
Interest rate swaps	4.70	4.56
Long positions on Eurodollar Futures	1.72	-
Short positions on Eurodollar Futures	2.71	-
Long positions on U.S. Treasury Futures	10.05	-
Long positions on U.S. Treasuries	4.62	4.05
Short positions on U.S. Treasuries	7.03	-

As of September 30, 2016 and December 31, 2015, we had outstanding debt with 1 counterparty related to repurchase agreements secured by interests in U.S. Treasury securities.

The following table presents certain financial information related to repurchase agreements secured by interests in U.S. Treasury securities as of September 30, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$101,301,250	1.53%	3	0.31%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$101,301,250	1.53%	3	0.31%

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

Interest rate swaps

To help mitigate exposure to increases in short-term interest rates, we use currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement hedges our exposure to higher short-term interest rates because the variable-rate payments received on the swap agreements largely offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates

As of September 30, 2016, our interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2016:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.76%	1.09
2019	50,000,000	1.29%	0.75%	3.08
2020	115,000,000	1.59%	0.78%	3.45
2022	53,000,000	1.69%	0.83%	5.94
2023	85,000,000	2.30%	0.84%	6.68
2025	30,000,000	2.48%	0.84%	8.68
Total/Wtd Avg	$369,000,000	1.73%	0.80%	4.70

The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.33%	1.84
2018	165,000,000	1.06%	0.50%	2.20
2019	210,000,000	1.29%	0.43%	3.73
2020	295,000,000	1.67%	0.40%	4.27
2022	73,000,000	1.75%	0.42%	6.53
2023	160,000,000	2.31%	0.43%	7.42
2025	30,000,000	2.48%	0.45%	9.43
Total/Wtd Avg	$969,000,000	1.59%	0.43%	4.56

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that (i) a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains and (ii) that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of any follow-on offerings to acquire assets in our target asset classes, we may fund our quarterly distributions out of such net proceeds.

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following fiscal year. As of September 30, 2016 the Company had undistributed taxable income of approximately $1.99 per share.

The following table details our common stock dividends during the nine month ended September 30, 2016 and September 30, 2015:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60

The following tables detail our preferred stock dividends during the nine months ended September 30, 2016, and September 30, 2015:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of September 30, 2016 consist of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At September 30, 2016, we had $143.2 million available to support our liquidity needs, comprised of $46.0 million of cash, $66.1 million of Agency RMBS, and $31.1 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. We use leverage on certain of our assets to increase potential returns to our stockholders. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

Leverage

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

We have entered into MRAs with 38 counterparties, allowing us to utilize leverage in our operations. As of September 30, 2016, we had debt outstanding of $2.2 billion from 22 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between October 3, 2016 and September 17, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. As of September 30, 2016 our Non-GAAP “at risk”, Non-GAAP and GAAP debt-to-equity leverage ratios were 3.2 to 1, 3.2 to 1 and 3.2 to 1, respectively.

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

The following table presents contractual maturity information for our repurchase agreements and FHLBC Advances, if applicable, at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Overnight	$149,209,250	$202,362,500
30 days or less	1,535,999,000	1,239,432,500
31 to 60 days	169,719,000	284,874,000
61 to 90 days	84,788,000	247,433,500
91 to 119 days	-	32,109,000
Greater than or equal to 120 days	298,133,164	444,284,079
Total: Non-GAAP Basis	$2,237,848,414	$2,450,495,579

Less: Investments in Debt and Equity of Affiliates	$11,484,705	$18,638,119

Total: GAAP Basis	$2,226,363,709	$2,431,857,460

As of September 30, 2016, we had no advances outstanding with the FHLBC, and as a result of the Final Rule, can no longer rely on FHLBC Advances for liquidity. The Final Rule has not had a material impact on our liquidity or our ability to satisfy our financial obligations as they become due.

As described above in the “Financing activities” section of this Item 2, we entered into the Resecuritization in 2014 that resulted in the consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. See Note 3 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

As described above in the “Financing activities” section of this Item 2, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. We recorded proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. As of September 30, 2016, the commercial loan had a balance of $12.0 million.

The following table presents information at September 30, 2016 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholder's Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$56,231,321	434	8%
JP Morgan Securities, LLC	47,392,499	139	7%

The following table presents information at December 31, 2015 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholder's Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
JP Morgan Securities, LLC	45,341,579	187	7%
RBC (Barbados) Trading Bank Corporation	41,788,752	44	6%
Credit Suisse Securities, LLC	40,797,732	44	6%

Margin Requirements

The value of our real estate securities and loans fluctuate according to market conditions. When the value of the assets pledged to secure a repurchase agreement decreases to the point where the difference between the collateral value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the market value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their values decline. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will be required to post collateral with us.

Stock Repurchase Program

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. The Repurchase Program may be suspended or discontinued by us at any time without prior notice, and the authorization does not obligate us to acquire any particular amount of common stock. During the nine months ended September 30, 2016, we repurchased 614,695 shares of common stock at a total cost of approximately $8.7 million and at an average cost per share of $14.20, including brokerage, commissions and clearing fees. As of September 30, 2016, approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available liquidity. We did not repurchase any shares for the nine months ended September 30, 2015.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and our available borrowing capacity will be sufficient to enable us to meet our anticipated liquidity requirements, including funding our investment activities, paying fees under our management agreement, funding our distributions to stockholders and paying general corporate expenses.

Contractual obligations

Management Agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholder’s Equity, per annum.

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and nine months ended September 30, 2016, we incurred management fees of approximately $2.4 million and $7.3 million, respectively. For the three and nine months ended September 30, 2015, we incurred management fees of approximately $2.5 million and $7.5 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $2.9 million and $8.6 million of Other operating expenses for the three and nine months ended September 30, 2016, respectively, we have expensed $1.8 million and $5.3 million, respectively, representing a reimbursement of expenses. Of the $3.4 million and $9.8 million of Other operating expenses for the three and nine months ended September 30, 2015, respectively, we have expensed $2.1 million and $5.8 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock to our directors, officers, advisors, consultants and other personnel and to our Manager. As of September 30, 2016, 135,494 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2016, we have granted an aggregate of 41,756 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2016, 122,003 shares of restricted common stock granted to our Manager and independent directors have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by our Manager or its transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015 and July 1, 2016, approximately 20,000 restricted stock units vested, and as of September 30, 2016, approximately 20,000 units remained unvested.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million of which our share is $13.4 million. We have funded all of this commitment as of September 30, 2016.

Other

We have presented a table that details the contractual maturity of our financing arrangements at September 30, 2016 in the “Liquidity and capital resources” section for this Item 2. As of September 30, 2016 and December 31, 2015, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.7 million and $2.7 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss related to our TBAs is the net payable amount on our TBA transactions until the settlement date. As of September 30, 2016, our maximum exposure to loss on TBAs was $0.1 million.

Our investments in debt and equity of affiliates are comprised of real estate securities and loans, our interest in AG Arc, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of September 30, 2016, our maximum exposure to loss on investments in debt and equity of affiliates was $71.8 million.

Certain related person transactions

Our board of directors has adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which (i) we or any of our subsidiaries is or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary any related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary, in consultation with outside counsel, to the extent appropriate, would then assess and promptly communicate that information to the audit committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, the audit committee will review, approve or ratify such transactions as appropriate. The audit committee will not approve or ratify a related person transaction unless it shall have determined that such transaction is in, or is not inconsistent with, our best interests and does not create a conflict of interest. If we become aware of an existing related person transaction that has not been approved under this policy, the transaction will be referred to the audit committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Grants of restricted common stock

As of September 30, 2016, we have granted an aggregate of 41,756 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2016, 122,003 shares of restricted common stock granted to our Manager and independent directors have vested. See Note 10 to the Notes to Consolidated Financial Statements (unaudited) for further detail on restricted stock grants.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to non-performing loans and reperforming loans. For the three months ended September 30, 2016, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled less than $120,000. For the nine months ended September 30, 2016, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $0.2 million. No fees were paid to the Asset Manager for the three or nine months ended September 30, 2015.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement of Arc Home LLC (“Arc Home”), a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, FHA and Jumbo residential mortgage loans and retains the associated mortgage servicing rights, as well as purchases additional mortgage servicing rights from third-party sellers and is led by an external management team. Our investment in Arc Home, which is conducted through AG Arc, one of our subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet and had a fair value of $12.9 and $(0.3) million on September 30, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, our overall commitment to Arc Home was reduced to $13.4 million.

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo, Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under our management agreement. For further detail on the Management Agreement, see the “Contractual Obligations–Management Agreement” section of this Item 2.

Other transactions with affiliates

In May 2015, we completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which we held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $3.1 million as of the date of the securitization. We completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which we held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheet and had a fair value of $5.1 million as of the date of the securitization. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. We obtained third party pricing for each transaction.

In July 2015, we completed an arm’s-length investment purchase at fair value. Certain entities managed by an affiliate of our Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein we purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheet with a fair value of $7.1 million as of the date of the purchase.

In June 2016, in accordance with our Affiliated Transactions Policy, we executed two trades whereby we acquired real estate securities from two separate affiliates of the Manager (the “Selling Affiliates”). As of the date of the trades, the securities acquired from the Selling Affiliates had a total fair value of $6.9 million. In each case, the Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the Selling Affiliates, we submitted our bid for the real estate securities to the Selling Affiliates. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

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

Investments in mortgage loans

We have chosen to make a fair value election pursuant to ASC 825 for our mortgage loans. Loans are recorded at fair market value on the consolidated balance sheet and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Refer to the explanation above for management’s reasons for electing the fair value option.

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

In December 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home. We invest in Arc Home through AG Arc, one of our subsidiaries, and have chosen to make a fair value election on AG Arc pursuant to ASC 825.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risk. We may use derivative instruments such as interest rate swaps, interest rate swaptions and credit derivatives as instruments to reduce such exposure, and other instruments including Agency Interest-Only securities and long and short positions in U.S. Treasury securities to manage interest rate risk. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.”

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently assessing the impact this guidance will have on our consolidated financial statements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2015, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

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

On September 30, 2016, we computed an estimated net effective duration of 1.81 years, comprised of 1.17 Agency RMBS duration, 1.23 of credit investment duration, (0.50) hedge duration and (0.09) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of September 30, 2016. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2016, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Percentage Change in GAAP Equity	Percentage Change in Projected Net Interest Income (3)
+100	-10.2%	-13.3%
+50	-4.6%	-6.4%
-50	3.6%	5.8%
-100	6.1%	5.0%

(1) Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3) Interest income includes trades settled as of September 30, 2016.

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

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company, from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On September 30, 2016, we had no advances outstanding with the FHLBC.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the Company’s management, including its principal executive officer and principal financial officer, as appropriate, allow for timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to the risks identified under the caption “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents a summary of our common stock repurchases under the Repurchase Program for the three months ended September 30, 2016:

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price per Share Paid (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3)
July 1, 2016 - July 31, 2016	-	$-	-	$17,460,743
August 1, 2016 - August 31, 2016	165,842	15.74	165,842	14,850,605
September 1, 2016 - September 30, 2016	16,000	15.76	16,000	14,598,493
Total	181,842	$15.74	181,842	$14,598,493

(1)	Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.
(2)	Includes brokerage commissions and clearing fees.
(3)	The maximum dollar amount authorized was $25.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.3	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.4	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 4, 2016	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 4, 2016	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
September 30, 2016

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

