Form 10-K
period 2016-12-31
AG Mortgage Investment Trust, Inc.
filed 2017-03-01
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2016 was $390,492,603.

As of February 20, 2017, there were 27,701,902 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

ITEM 1. BUSINESS

Our company

AG Mortgage Investment Trust, Inc. (“we,” “us,” “the Company” or “our”) was incorporated in Maryland on March 1, 2011 and commenced operations in July 2011 after the successful completion of our initial public offering. We focus on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets.

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

We are externally managed and advised by AG REIT Management, LLC (our “Manager”), a subsidiary of Angelo, Gordon & Co., L.P. (“Angelo, Gordon”). Pursuant to the terms of our management agreement with AG REIT Management, LLC, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of Angelo, Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Our investment portfolio

Our investment portfolio is comprised of Agency RMBS, Non-Agency RMBS, CMBS, ABS, residential and commercial loans and excess mortgage servicing rights, each of which is described below.

Agency RMBS

Our investment portfolio is comprised primarily of mortgage-backed securities, specifically residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities),

•	Fixed rate collateralized mortgage obligations (“CMOs”),

•	Inverse interest-only securities (entitling the holder only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR),

•	Interest-only securities (entitling the holder only to the interest payments made on the mortgages underlying certain MBS “interest-only strips”), and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Non-Agency RMBS

Our investment portfolio also includes a significant portion of RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as Non-Agency RMBS. Our Non-Agency RMBS investments include investment grade and non-investment grade fixed and floating-rate securities. We categorize some of our Non-Agency RMBS by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A (weighted average credit score between 700 and 620)

•	Subprime (weighted average credit score below 620)

The Non-Agency RMBS that we do not categorize by weighted average credit score at origination include our RMBS Interest-Only securities (Non-Agency RMBS backed by interest-only strips), CRTs (defined below), RPL/NPL MBS, (described below), and Securitized Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”):

•	Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL MBS:

•	Mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. For a senior tranche in a typical securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Securitized Whole Loans:

•	Residential mortgage loans (generally RPLs or NPLs) in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate. Securitized Whole Loans do not include RPLs or NPLs that we hold through interests in certain consolidated trusts, which are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

CMBS and ABS

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

Freddie Mac K-Series CMBS (“K-Series CMBS”):

•	Includes CMBS, CMBS interest-only and CMBS principal-only securities which are regularly-issued structured pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds, all of which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 7, we categorize our Freddie Mac K-Series CMBS interest-only bonds as part of our “CMBS Interest-Only” assets.

Other investments

We have also invested in residential and commercial mortgage loans, including RPLs and NPLs, as well as excess mortgage servicing rights (“MSRs”). We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate.

As of December 31, 2016, we had a $2.4 billion GAAP investment portfolio, which consisted of $1.1 billion, or 43.5%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 56.5%, of assets in our GAAP credit portfolio. As of December 31, 2016, our investment portfolio totaled $2.5 billion, which consisted of $1.1 billion, or 43.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 56.5%, of assets in our credit portfolio.

Investment classification

Throughout this report, (1) we use the terms “credit portfolio” and “credit investments” to refer to our Non-Agency RMBS, ABS, CMBS, MSRs and residential and commercial mortgage loans, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our residential and commercial mortgage loans, collectively, as “loans”; (3) we use the term “credit securities” to refer to our credit portfolio, excluding MSRs and loans; and (4) we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio and our credit securities. Our “investment portfolio” refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term “GAAP investment portfolio” which consists of (i) our Agency RMBS, exclusive of TBAs (our “GAAP Agency RMBS portfolio)” and (ii) our credit portfolio, exclusive of all investments held within affiliated entities (our “GAAP credit portfolio”). See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments held within affiliated entities.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

In December 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of our indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 44 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers. The capital commitment to Arc Home is $30.0 million, of which our share is $13.4 million. We have funded all of this commitment as of December 31, 2016.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets that generate attractive risk-adjusted returns for our investors over the long-term through a combination of dividends and capital appreciation. We rely on the experience of our Manager’s personnel to direct the Company’s investments. Our Manager’s investment philosophy is based on a rigorous and disciplined approach to credit analysis and is focused on fundamental in-depth research, taking a conservative valuation approach and diversification. Our Manager makes investment decisions based on a variety of factors, including expected risk-adjusted returns, relative value, credit fundamentals, vintage of collateral, prepayment speeds, supply and demand trends, general economic and market sector trends, the shape of the yield curve, liquidity, availability of adequate financing, borrowing costs, macroeconomic conditions, and maintaining our REIT qualification and our exemption from registration under the Investment Company Act. We continue to optimize our capital allocation across our target assets, using leverage to increase potential returns to our stockholders.

Our financing and hedging strategy

We generate income principally from the yields earned on our investment portfolio and, to the extent that leverage is deployed, on the difference between (i) the yields earned on our investments and (ii) the sum of our borrowing costs and hedging costs. We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets.

As of December 31, 2016 our non-GAAP “at-risk” and GAAP debt-to-equity leverage ratios were 2.9 to 1 and 2.9 to 1, respectively. As of December 31, 2015 our non-GAAP “at-risk” and GAAP debt-to-equity leverage ratios were 3.5 to 1 and 3.4 to 1, respectively. To calculate our leverage ratios, we divide our non-GAAP “at-risk” leverage and our GAAP leverage by our GAAP stockholders equity. We define non-GAAP “at-risk” leverage as the sum of: (i) our GAAP repurchase agreements, (ii) advances from the Federal Home Loan Bank of Cincinnati (“FHLBC Advances”), if any, (iii) repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc (iv) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (v) the consolidated tranche issued by the Consolidated VIE, (vi) the Participation Interest and (vii) our net TBA position (at cost). Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. For a tabular representation of our leverage, refer to the “Financing activities” section of Item 7.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments. We currently finance the acquisition of certain assets within our portfolio with repurchase agreements. Prior to March 31, 2016, we also financed our Agency RMBS portfolio with FHLBC Advances. As of December 31, 2016, we, either directly or through our equity method investments in affiliates, had master repurchase agreements, (“MRAs”) or loan agreements with 37 counterparties, under which we had borrowed an aggregate $1.9 billion, on a non-GAAP basis from 23 counterparties. As of December 31, 2016, the borrowings under our repurchase agreements had maturities between January 3, 2017 and September 17, 2019.

In July 2015, our captive insurance subsidiary, MITT Insurance, was granted membership in the Federal Home Loan Bank of Cincinnati (the “FHLBC”) and commenced obtaining advances from the FHLBC. However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. Refer to the “Recent government activity” section in Item 7 for more information. As of December 31, 2016, we had no outstanding advances with the FHLBC.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative financial instruments, including interest rate swap agreements, TBAs, interest rate swaptions, credit derivatives and other instruments including Eurodollar futures and U.S. Treasury futures (collectively, “Futures”) and long or short positions in U.S. Treasury securities in an effort to manage and mitigate the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. As of December 31, 2016, we had entered into $644.0 million notional amount of interest rate swaps that have variable maturities between October 30, 2017 and December 7, 2026, $24.0 million notional amount of short positions in U.S. Treasury securities that mature on May 15, 2026 and $141.5 million notional amount of short positions in U.S. Treasury Futures that have variable maturities between January 27, 2022 and January 27, 2027.

Risk management strategy

Our overall portfolio strategy is designed to generate attractive returns through various phases of the economic cycle. We believe that our broad approach within the real estate market, which considers all major categories of real estate assets, allows us to invest in a variety of attractive investment opportunities and helps insulate our portfolio from some of the risks that arise from investing in a single collateral type.

The components of our risk management strategy are:

•	Disciplined adherence to risk-adjusted return. Our Manager deploys capital only when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.

•	Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our investment mortgage portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified investment portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns that are more resistant to changes in the interest rate and consumer credit environment.

•	Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.

•	Active hedging and rebalancing of portfolio. Our Manager periodically evaluates our portfolio against pre-established risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate or credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio, on the other end of the risk spectrum.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to preserve our ability to extend our risk taking capacity during periods of changing market fundamentals.

Investment policies

We comply with investment policies and procedures and investment guidelines (our “Investment Policies”) that are approved by our board of directors and implemented by our Manager. Our Manager reports on our investment portfolio at each regularly scheduled meeting of our board of directors. Our independent directors do not review or approve individual investment, leverage or hedging decisions made by our Manager made in accordance with our Investment Policies.

Our Investment Policies include the following guidelines, among others:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;
•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and
•	our investments will be in our target assets.

Our Investment Policies may be changed by our board of directors without the approval of our stockholders.

Our target assets

Our target asset classes and the principal investments in which we invest are as follows:

Asset Class	Principal Investments
Agency RMBS	• RMBS for which Ginnie Mae, Fannie Mae or Freddie Mac guarantees payments of principal and interest on the securities they issue.

Non-Agency RMBS	• Fixed and floating-rate residential Non-Agency RMBS, including investment grade and non-investment grade classes. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Other real estate-related assets and financial assets	• Fixed and floating-rate CMBS, including investment grade and non-investment grade classes. CMBS are secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Asset Class	Principal Investments

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

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon’s investment professionals provides competitive advantages to us. Angelo, Gordon has over 160 investment professionals across its lines of investment disciplines. Of those, over 90 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate, private equity real estate, real estate debt and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team has 20+ investment professionals that are part of the broader Angelo, Gordon Structured Credit Platform. The senior investment professionals have significant experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

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

Angelo, Gordon was founded in 1988 and is an SEC-registered investment adviser with approximately $27 billion under management as of December 31, 2016. The firm manages capital across eleven strategies: (i) convertible arbitrage, (ii) distressed debt, (iii) energy lending, (iv) merger arbitrage, (v) middle market direct lending, (vi) net lease real estate, (vii) non-investment grade corporate credit, (viii) private equity, (ix) real estate debt, (x) real estate equity, and (xi) residential and consumer debt. Angelo, Gordon has over 400 employees, including over 160 investment professionals. The firm is headquartered in New York with associated offices in Chicago, Houston, Los Angeles, San Francisco, London, Amsterdam, Frankfurt, Hong Kong, Tokyo and Seoul.

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

Access to Angelo, Gordon’s well developed infrastructure and asset management systems

Angelo, Gordon has invested and continues to invest in the technology, analytics and systems that we believe are required to effectively and comprehensively evaluate potential investments. Our Manager’s investment team and Angelo, Gordon’s technology group have developed proprietary databases, portfolio systems and quantitative models to enhance valuation analytics (pipeline modeling, roll rates and severity of loss, amongst others). Our Manager’s investment team has developed proprietary prepayment, default, delinquency, roll rate and loss severity models to analyze current mark-to-market home values on a loan-by-loan basis using borrower monthly performance statistics, credit characteristics and home price appreciation (or depreciation) by metropolitan statistical area for most of the residential market.

Access to Angelo, Gordon’s accounting, tax and internal risk management systems

Our Manager utilizes Angelo, Gordon’s well developed accounting, tax and internal risk management departments, comprising over 50 certified public accountants. Additionally, our Manager has access to Angelo, Gordon’s technology, client service, disaster recovery and operational infrastructure to support our operations.

Operating and regulatory structure

REIT qualification

We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, or the Code. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

To qualify as a REIT, we generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. For the year ended December 31, 2016, we elected to satisfy the REIT distribution requirements in part with a dividend paid in 2017. In conjunction with this, we accrued an excise tax of $1.7 million in 2016, which is included in the “Taxes payable” line item on the consolidated balance sheets in Item 8.

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

Investment Company Act exemption

We conduct our operations so that we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, (the “40% test”). “Investment securities” do not include, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

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

Conducting our operations so as not to be considered an investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies and assets not related to real estate.

Restrictions on ownership and transfer of shares

Our charter, subject to certain exceptions, prohibits any person from directly or indirectly owning (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock, or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock. We refer to those limitations in this report collectively as the “share ownership limits.” Our charter also prohibits any person from directly or indirectly owning shares of any class of our stock if such ownership would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.

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

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. In addition, there are numerous REITs and specialty finance companies with similar asset acquisition objectives. These other REITs and specialty finance companies increase competition for the available supply of our target assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

Staffing

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo, Gordon or its affiliates. We have no employees. Angelo, Gordon has over 400 employees.

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

Our investment portfolio contains a significant allocation to RMBS, as well as other assets such as ABS, CMBS and mortgage loans. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets. Because our investments will generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income, book value and the market value of our net assets. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income.

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

Possible market developments, including adverse developments in financial and capital markets, could reduce the liquidity in the markets of the assets that we own. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, legal or contractual restrictions on resale or disruptions in the secondary markets. Such decreased liquidity can cause us to sell our assets at a price lower than we would normally sell them or cause us to hold our assets longer than we would normally hold them. In addition, such illiquidity could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time. We bear the risk of being unable to dispose of our assets at advantageous times or in a timely manner, and if such assets experience periods of illiquidity, our profitability may be adversely affected and we could incur substantial losses.

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

Our investments in residential mortgage loans and Non-Agency RMBS are subject to the risks of default, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

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

The CMBS that we invest in are secured by a single commercial mortgage loan or a pool of commercial mortgage loans and are subject to all of the risks of the respective underlying commercial mortgage loans. Our commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency foreclosure and loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property, such as a multifamily or commercial property, typically is dependent primarily upon the successful business operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired and duration may be extended. Net operating income of an income-producing property can be affected by a number of factors that include:

•	overall macroeconomic conditions in the area in which the properties underlying the mortgages are located;

•	tenant mix and the success of tenant businesses;

•	property location, condition and management decisions;

•	competition from comparable types of properties; and

•	changes in laws that increase operating expenses or limit rents that may be charged.

We invest in ABS backed by various asset classes including, but not limited to, small balance commercial mortgages, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans. ABS remain subject to the credit exposure of the underlying receivables. In the event of increased rates of delinquency with respect to any receivables underlying our ABS, we may not realize our anticipated return on these investments.

Our investments are subject to a significant change in prepayments speeds affecting the value of our portfolio and possibly adversely affecting yields.

The value of our assets may be affected by prepayment rates on residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. In the case of Agency RMBS whole pools and certain other investment grade rated securities, we will be required to make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated and, in the case of Agency RMBS whole pools and certain other investment grade rated securities, we will have to make a retrospective adjustment to historical amortization.

Commercial mortgages frequently limit the ability of the borrower to prepay, thereby providing a certain level of prepayment protection. Common restrictions include yield maintenance and prepayment penalties, the proceeds of which are generally at least partially allocable to these securities.

These changes in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Our hedging strategies are generally not designed to mitigate credit spread risk.

When the market spread widens between the yield on our assets and benchmark interest rates, our net book value could decline if the value of our assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this scenario as an example of “spread risk” or “ basis risk.” The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independently of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swap agreements, Eurodollar futures, U.S. Treasury note futures, put options and interest rate swap futures and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.

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

Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, losses may be higher than originally anticipated. Higher losses may also be caused by less competent dispositions of real estate owned (“REO”) properties. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the performance of residential mortgage loans and RMBS. Many servicers have gone out of business over the last several years, requiring a transfer of servicing to another servicer. This transfer takes time, and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase, which may have an adverse effect on the RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may negatively impact our results of operations.

Loans underlying non-Agency MBS we own are serviced by third-party service providers. These servicers provide for the primary and special servicing of these securities. In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan including as applicable the foreclosure and sale of the real estate owned. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to certain of its servicing activities. We have no contractual rights with respect to these servicers, and our risk management operations may not be successful in limiting future delinquencies, defaults, and losses. If a third party servicer fails to perform its duties under the securitization documents, this may result in a material increase in delinquencies or losses on the MBS. As a result, the value of the MBS may be impacted, and we may incur losses on our investment.

In addition, should a servicer experience financial difficulties, it may not be able to perform its obligations. Due to application of provisions of bankruptcy law, servicers who have sought bankruptcy protection may not be required to make advance payments required under the terms of the MBS of amounts due from loan borrowers. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans.

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

Mezzanine loan assets involve greater risks of loss than senior loans.

We hold mezzanine loans which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or any of our initial investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

The values of some of our investments may not be readily determinable. We measure the fair value of these investments in accordance with guidance set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 820-10, “Fair Value Measurements and Disclosures.” Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our board of directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the fair value that we ascribe to that asset.

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

Our Manager utilizes analytical models and data in connection with the evaluation of our investments, and any incorrect, misleading or incomplete information used in connection therewith will subject us to potential risks.

Given the complexity of certain of our investments and strategies, our Manager must rely heavily on analytical models (both proprietary models developed by our Manager and those supplied by third parties) and information and data supplied by third parties. We use this information to value investments or potential investments and also to hedge our investments. When this information proves to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on this potentially faulty information, especially valuation models, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging may prove to be unsuccessful.

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

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if the input of market data is correct, “model prices” often differ substantially from market prices, especially for securities that are illiquid and have complex characteristics, such as derivative securities.

Our investments in unsecuritized residential and commercial whole loans are difficult to value and are dependent upon the ability to finance, refinance and securitize such investments. The inability to do so could materially and adversely affect our liquidity and earnings and limit the cash available for distribution to our stockholders.

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

We may seek to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, many mortgage lenders have adjusted their loan programs and underwriting standards to be more conservative, which has reduced the availability of mortgage credit to prospective borrowers. This has resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. The decline in housing prices may also result in higher loan-to-value ratios and leave borrowers with insufficient equity in their homes to permit them to refinance. To the extent prevailing mortgage interest rates rise from current levels, these risks would be exacerbated. The effect of the above would likely serve to make refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Arc Home’s mortgage business is highly dependent upon programs administered by Ginnie Mae or a GSE, such as Fannie Mae and Freddie Mac to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect Arc Home’s mortgage business and the value of our investment in Arc Home.

There is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. The future roles of Fannie Mae and Freddie Mac could be reduced or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could adversely affect Arc Home’s mortgage business and the value of our investment in Arc Home. Furthermore, any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets or in the underwriting criteria of these agencies could materially and adversely affect Arc Home’s business, financial condition and results of operations.

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

Arc Home’s mortgage business seeks to mitigate the risks inherent in its mortgage lending operations by adhering to specific underwriting practices. These practices will often include, among other things, analysis of a borrower’s prior credit history, credit score, employment, income verification, financial statements, tax returns and cash flow projections; valuation of collateral; and verification of liquid assets. If Arc Home’s underwriting process fails to capture accurate information or proves to be inadequate, Arc Home may incur losses on mortgage loans that meet its underwriting criteria, and those losses may exceed the amounts set aside as reserves. In addition, should the mortgage loans Arc Home originates sustain higher levels of delinquencies or defaults, Arc Home may lose the ability to originate or sell FHA loans, or to do so profitably. Any of these outcomes could negatively affect the value of our investment in Arc Home.

Arc Home’s acquisition of mortgage servicing rights exposes it to significant risks.

MSRs arise from contractual agreements between Arc Home and the investors (or their agents) in mortgage securities and mortgage loans. Arc Home generally acquires MSRs in connection with its sale of mortgage loans to the Agencies where it assumes the obligation to service such loans on their behalf. Arc Home also purchases MSRs from third-party sellers. Any MSRs Arc Home acquires are initially recorded at fair value on its balance sheet. The determination of the fair value of MSRs requires Arc Home’s management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of MSRs may be materially different than the values of such MSRs as may be reflected in Arc Home’s balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Accordingly, there may be material uncertainty about the fair value of any MSRs Arc Home acquires.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Arc Home may pursue various hedging strategies to seek to reduce its exposure to adverse changes in the fair value of its MSRs resulting from changes in interest rates. Arc Home’s hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect Arc Home. To the extent Arc Home does not hedge against changes in the fair value of its MSRs, it would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Arc Home bases the price it pays for MSRs and the rate of amortization of those assets on, among other things, its projection of the cash flows from the related pool of mortgage loans. Arc Home’s expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline, and Arc Home may be required to record a non-cash charge, which would have a negative impact on its financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows Arc Home receives from MSRs, and it could ultimately receive substantially less than what it paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically Arc Home only collects servicing fees from Agencies or mortgage owners for performing loans. Arc Home’s expectation of delinquencies is also a significant assumption underlying its cash flow projections. If delinquencies are significantly greater than Arc Home expects, the estimated fair value of the MSRs could be diminished.

Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on Arc Home’s business. Arc Home’s failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which Arc Home or the servicer are subject by virtue of ownership of MSRs, whether actual or alleged, could expose Arc Home to fines, penalties or potential litigation liabilities, including costs, settlements and judgments

Any of the above factors could have a material impact on Arc Home’s business, financial condition, results of operations, cash flows, or liquidity and thus could impact the value of our investment in Arc Home.

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

Risks related to financing and hedging

We have incurred significant debt, which subjects us to increased loss and may reduce cash available for distributions to our stockholders.

Subject to market conditions and availability, we may further increase our debt in the future. We use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. The amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks that, if realized, could materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with any of the other debt covenants, which will likely result in (i) an acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing agreements, even if we are current in payments on borrowings under those agreements and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•	our debt increases our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investments, stockholder distributions or other purposes; and
•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Interest rate fluctuations could significantly impact our results of operations and decrease our cash flows and the market value of our investments.

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

As of December 31, 2016 and December 31, 2015, we, either directly or through our equity method investments in affiliates, have outstanding MRAs or loan agreements with 37 and 37 counterparties, respectively, under which we had borrowed an aggregate $1.9 billion and $2.5 billion, respectively, on a non-GAAP basis. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase or loan agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.

Future lenders may impose similar restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

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

If a counterparty to our repurchase transaction defaults on its obligation to resell or return the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on such financing arrangement.

When we engage in financing arrangements, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell or return the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2016, we had greater than 5% stockholders’ equity at risk on a non-GAAP basis with each of 2 repurchase agreement counterparties: Wells Fargo Bank, N.A., and JP Morgan Securities, LLC.

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

We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under our financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as periods of increased interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

Subject to maintaining our qualification as a REIT and our exemption under the Investment Company Act, we pursue hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level of interest rates, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner which may negatively affect our earnings and book value. The degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. It will be impossible to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to increased risk of loss.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open hedging positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and our access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Legacy hedging instruments may not be traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

As of December 31, 2016, 46% of our swap portfolio consisted of legacy hedging instruments while 54% consisted of centrally cleared hedging instruments. Legacy hedging instruments involve risk since they may not be traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be few or no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to replace the affected hedging instruments, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. No assurance can be given that a liquid secondary market will exist for derivative instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of uncertainty or adverse developments in financial markets.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. Generally, independent margin goes up in times of interest rate volatility. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the particular Agency RMBS to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.”  The Agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.”  The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.”  Consequently, dollar roll transactions and such forward purchases of Agency RMBS represent a form of off-balance sheet financing and increase our "at-risk" leverage.

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

In accordance with our management agreement, we are externally managed and advised by our Manager, and all of our officers are employees of Angelo, Gordon or its affiliates. We have no separate facilities, and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager, now or in the future, including other Angelo, Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies. Furthermore, our Manager has the sole discretion to hire and fire employees, and our board of directors and stockholders have no authority over the individual employees of our Manager, although our board of directors does have authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. In addition, the management agreement does not require our Manager to dedicate specific personnel to us or to require personnel servicing our business to allocate a specific amount of time to us. The failure of any of our Manager’s key personnel to service our business with the requisite time and dedication, or the departure of such personnel from our Manager, or the failure of our Manager to attract and retain key personnel, would materially and adversely affect our ability to execute our business plan. Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of Angelo, Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

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

Although we are subject to Angelo, Gordon’s allocation policy, which specifically addresses some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise, or address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Our Manager may be precluded from transacting in particular investments in certain situations, including, but not limited to, situations where Angelo, Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo, Gordon or any of its affiliates possess material, non-public information. Consistent with Angelo, Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to apply regulatory requirements, client guidelines or contractual obligations. Angelo, Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo, Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo, Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo, Gordon change and develop over time, additional issues and considerations may affect Angelo, Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities.

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

Our Manager is authorized to follow very broad investment policies and, therefore, has great latitude in determining the types of assets that are proper investments for us, the allocations among asset classes and individual investment decisions. In the future, our Manager may make investments with lower rates of return than those anticipated under current market conditions or may make investments with greater risks to achieve those anticipated returns. Our board of directors periodically reviews our investment policies and our investment portfolio but does not review or approve each proposed investment by our Manager. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors.

The management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio because it is based on our Stockholders’ Equity, adjusted for certain non-cash and other items, and not on our performance.

Our Manager is entitled to receive a management fee at the end of each quarter that is based on our Stockholders’ Equity, adjusted for certain non-cash and other items, as further discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Accordingly, the possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager’s entitlement to such significant non-performance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to make distributions to our stockholders and the market price of our common stock. The compensation payable to our Manager will increase as a result of any future issuances of our equity securities, even if the issuances are dilutive to existing stockholders.

Termination of our management agreement would be costly and, in certain cases, not permitted.

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2016, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

We have engaged Red Creek Asset Management LLC, an affiliate of our Manager (the “Asset Manager”) to manage certain of our residential mortgage loans and Securitized Whole Loans. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third parties.

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. We pay separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans, in each case, to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations as we normally would with unaffiliated third parties. As such, the terms may not be as favorable to us as they otherwise might have been.

Risks related to U.S. government programs

The Federal Reserve’s recent increases of the federal funds rate could impact the market for and the value of the Agency RMBS in which we invest as well as our net asset value, net interest margin, net income and book value.

On December 16, 2016 the Federal Reserve announced its decision to raise the target range of the federal funds rate by 25 basis points, from a range of 0.25% - 0.50% to a range of 0.50% - 0.75%. The FOMC stated that the process of normalizing interest rates is likely to proceed gradually and future policy actions depend on how the economy evolves relative to the FOMC’s objectives of maximum employment and 2% inflation. A large portion of our portfolio is comprised of Agency RMBS and as a result, our net asset value, net interest margin, net income and book value could be negatively affected by additional increases in the federal funds rate.

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

The SLR applies to U.S. bank holding companies with $700 billion or more in consolidated assets, or over $10 trillion in assets under custody, and their bank subsidiaries. The SLR requires that a covered institution maintain a regulatory leverage buffer of 2% above the minimum leverage ratio that is otherwise required (3%), for a total of 5%, and covered bank subsidiaries must maintain a 6% leverage ratio to be considered well-capitalized. The LCR applies to all banking organizations with $250 billion or more in total consolidated assets, or $10 billion or more in foreign exposure on the organization’s balance sheet, and a less stringent LCR applies to a banking organization with $50 billion or more in consolidated assets that does not meet the other tests. The LCR creates a minimum liquidity standard that requires a banking organization to hold high quality, liquid assets that would meet net cash outflows during a 30-day stress period. The SLR will be effective on January 1, 2018 and the LCR was effective on January 1, 2017. Implementation of these ratios may increase the financing costs of highly liquid assets, which may negatively impact our net interest margin and book value.

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

The problems faced by Fannie Mae and Freddie Mac that resulted in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. The gradual recovery of the housing market has made Fannie Mae and Freddie Mac profitable again and increased the uncertainty about their futures. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment.

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

As conservator of Fannie Mae and Freddie Mac, the FHFA may disaffirm or repudiate (subject to certain limitations for qualified financial contracts) contracts that Freddie Mac or Fannie Mae entered into prior to the FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The Housing and Economic Recovery Act of 2008, or HERA, requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA’s appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

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

There are a number of factors that could influence the FHFA’s success in achieving its goals and we cannot predict the impact, if any, on our earnings or cash available of the FHFA’s proposed revisions to Fannie Mae’s and Freddie Mac’s existing infrastructure.

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

Qualification for exemption from the definition of investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act. Either of these outcomes could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

If we were required to register with the CFTC as a Commodity Pool Operator, it could materially adversely affect our business, financial condition and results of operations.

Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or the CFTC, was given jurisdiction over the regulation of swaps. Under rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITs, may be deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the CFTC’s Division of Swap Dealer and Intermediary Oversight, may be required to register with the CFTC as a CPO. As a result of numerous requests for no-action relief from CPO registration, in December 2012 the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts,” which permits a CPO to receive relief from registration requirements by filing a claim stating that the CPO meets the criteria specified in the no-action letter. We submitted a claim for relief within the required time period and believe we meet the criteria for such relief. There can be no assurance, however, that the CFTC will not modify or withdraw the no-action letter in the future or that we will be able to continue to satisfy the criteria specified in the no-action letter in order to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure that we can continue to satisfy the requirements of the no-action relief, it could materially and adversely affect our financial condition, our results of operations and our ability to operate our business.

Certain provisions of Maryland law could inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has, by resolution, exempted business combinations between us and any other person, provided that the business combination is first approved by our board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions (since we have a class of equity securities registered under the Exchange Act and at least three directors who are not officers or employees of the corporation and are not affiliated with any acquiring person). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

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

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax, and may be subject to state and local income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Code and to avoid paying corporate income tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements may constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us and could result in greater risks associated with interest rate fluctuations or other changes than we would otherwise be able to mitigate.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of February 20, 2017, there were 27,701,902 shares of common stock outstanding and approximately 42 registered holders of our common stock. The 42 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2016	High	Low
First Quarter	$13.40	$10.78
Second Quarter	14.65	12.78
Third Quarter	16.39	14.18
Fourth Quarter	18.85	14.72

2015	High	Low
First Quarter	$19.25	$18.21
Second Quarter	19.52	17.24
Third Quarter	18.45	15.07
Fourth Quarter	16.17	12.58

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

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

Equity compensation plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our Manager and personnel of our Manager and its affiliates. The total number of shares that may be made subject to awards under our Manager Equity Incentive Plan and our Equity Incentive Plan is 277,500 shares. Awards under our equity incentive plans are forfeitable until they become vested.

The following table presents certain information about our equity incentive plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	133,590
Equity compensation plans not approved by stockholders	-	-	-
Total	-	$-	133,590

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2011 to the NYSE closing price per share on December 31, 2016 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends. Historical prices are not necessarily indicative of future price performance.

Source: Bloomberg.

ITEM 6. SELECTED FINANCIAL DATA

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

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$1,057,663,726	$1,201,441,652	$1,808,314,746	$2,423,002,768	$3,785,867,151
Non-Agency	1,043,017,308	1,229,811,018	1,140,077,928	844,217,568	568,858,645
ABS	21,231,956	54,761,837	66,693,243	71,344,784	33,937,097
CMBS	211,652,660	148,948,690	100,520,652	93,251,470	148,365,887
Residential mortgage loans, at fair value	38,195,576	57,080,227	85,089,859	-	-
Commercial loans, at fair value	60,068,800	72,800,000	72,800,000	-	2,500,000
U.S. Treasury securities, at fair value	-	223,434,922	-	-	-
Investments in debt and equity of affiliates	72,215,919	43,040,191	20,345,131	16,411,314	-
Excess mortgage servicing rights, at fair value	412,648	425,311	628,367	-	-
Cash and cash equivalents	52,469,891	46,253,291	64,363,514	86,190,011	149,594,782
Receivable on unsettled trades	3,633,161	-	-	-	96,310,999
Derivative assets, at fair value	3,703,366	1,755,467	11,382,622	55,060,075	-
Total assets	2,628,644,566	3,164,076,232	3,458,405,131	3,684,706,374	4,855,268,512
Repurchase agreements	1,900,509,806	2,034,963,460	2,644,955,948	2,891,634,416	3,911,419,818
FHLBC Advances	-	396,894,000	-	-	-
Securitized debt	21,491,710	30,046,861	39,777,914	-	-
Loan participation payable	1,800,000	-	-	-	-
Payable on unsettled trades	-	1,198,587	-	-	84,658,035
Derivative liabilities, at fair value	2,907,255	6,863,770	8,608,209	2,206,289	36,375,947
Dividend payable	13,157,573	13,496,139	17,031,609	17,020,893	18,540,667
Stockholders' equity	655,876,390	666,944,713	732,675,143	704,430,734	794,621,781

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Statement of Operations Data:

Net Interest Income
Interest income	$123,006,112	$141,273,414	$141,573,188	$151,000,673	$96,376,692
Interest expense	33,785,031	31,230,369	26,497,398	25,553,273	15,010,444
	89,221,081	110,043,045	115,075,790	125,447,400	81,366,248

Other Income
Net realized gain/(loss)	(10,391,118)	(17,148,069)	3,637,954	(115,594,848)	24,568,561
Income/(loss) from linked transactions, net	-	-	12,503,516	5,610,609	24,983,333
Realized loss on periodic interest settlements of derivative instruments, net	(6,009,638)	(13,204,884)	(22,261,187)	(27,912,227)	(9,962,125)
Unrealized gain/(loss) on real estate securities and loans, net	2,672,426	(32,491,857)	72,480,056	(84,195,306)	52,071,455
Unrealized gain/(loss) on derivative and other instruments, net	8,613,084	(12,180,501)	(51,255,430)	89,112,320	(24,086,526)
Other income	373,902	66,250	29,127	-	-
	(4,741,344)	(74,959,061)	15,134,036	(132,979,452)	67,574,698

Expenses
Management fee to affiliate	9,809,427	9,971,287	10,089,239	10,688,725	6,413,443
Other operating expenses	10,290,513	12,356,644	11,903,554	10,844,988	5,443,059
Servicing fees	404,129	671,246	511,519	-	-
Equity based compensation to affiliate	298,592	164,487	291,131	251,447	400,200
Excise tax	1,513,167	1,500,000	1,783,539	1,483,630	1,748,327
	22,315,828	24,663,664	24,578,982	23,268,790	14,005,029

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	62,163,909	10,420,320	105,630,844	(30,800,842)	134,935,917
Income tax benefit/(expense)	-	-	79,914	(3,041,616)	-
Equity in earnings/(loss) from affiliates	1,518,862	3,398,217	3,684,810	2,263,822	-
Net Income/(Loss)	63,682,771	13,818,537	109,395,568	(31,578,636)	134,935,917

Dividends on preferred stock	13,469,416	13,469,416	13,469,416	13,469,416	4,137,010

Net Income/(Loss) Available to Common Stockholders	$50,213,355	$349,121	$95,926,152	$(45,048,052)	$130,798,907

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$1.80	$0.01	$3.38	$(1.61)	$7.20
Diluted	$1.80	$0.01	$3.37	$(1.61)	$7.18

Dividends Declared Per Share of Common Stock	$1.90	$2.275	$2.40	$2.80	$2.97

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

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

Market overview

Agency RMBS outperformed the selloff in benchmark rates during the fourth quarter as slowing prepayments, higher yields, reduced gross supply and a heavy Federal Reserve reinvestment schedule all served as tailwinds to the sector. Foreign investor and bank demand slowed in response to post-election rate volatility, but Fed buying surpassed the slowdown in gross issuance to more than offset the loss of yield based buying.  Agency RMBS derivatives, specifically interest only product, also experienced significant spread tightening in response to higher rates, slower projected prepayments and increased demand from hedge funds and money managers.

The outcome of the U.S. Presidential race during the fourth quarter resulted in a re-pricing of a broad array of financial instruments from risk assets to risk-free benchmark rates.  The 10-year U.S. Treasury rate moved 85bps higher in the fourth quarter. However, because this move followed a rally of similar magnitude earlier in the year in response to the first quarter growth scare and the Brexit vote, the 10-year U.S. Treasury rate moved only17bps higher over the course of 2016.  Our positive duration gap had a positive impact on book value and core for much of the year, but it resulted in a negative impact to book value during the fourth quarter. There has been a significant amount of speculation over the size, scope and potential impact of proposed fiscal stimulus measures and policy actions that may come from the new administration, but we feel there is too much uncertainty to gauge the economic impact at this time.  Given an increased distribution of possible economic outcomes and, as a result, ranges of possible interest rate scenarios, we chose to reduce our duration gap during the fourth quarter and to hedge the sizeable extension risk of our Agency RMBS. We added pay-fixed swaps as well as sold Agency RMBS, US Treasuries and US Treasury futures during the quarter.

Spreads for legacy mortgage assets (securities issued in 2010 or earlier) tightened through the end of the year following the U.S. election. Persistently favorable fundamentals and strong net demand continue to support positive performance in the legacy mortgage sectors. Spreads for the credit-risk transfer (CRT) sector were relatively volatile during the fourth quarter as election uncertainty and a heavy new issue calendar weighed on the market.  Spreads reversed course following the year’s final CRT deal which priced in early December.  During the quarter, we chose to rotate out of a portion of our CRT positions, RPL/NPL securities, and residential loans. Additionally, a consumer ABS position was refinanced and called by the issuer in October. We made an equity investment in a seasoned pool of performing and re-performing loans through a securitization, which is included in our Alt-A investment category, and purchased a commercial real estate loan during the quarter. Fixed rate securities and CMBS interest only securities experienced unrealized fair value losses due to higher interest rates during the fourth quarter.  Those losses were partially offset by credit spread tightening and there was an overall decline in credit book value for the fourth quarter.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 7.2% on a year-over-year basis in December 2016 as compared with December 2015, according to data released by CoreLogic. This marks the 59th consecutive monthly increase year-over-year in national home prices. The housing market remains strong; however, given the duration and strength of the recovery, we expect home price appreciation to moderate but remain positive over the course of 2017. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates and the further loosening of credit available to prospective homeowners, coupled with a stable broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the aggregate value of all residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased to $281.9 billion in the third quarter of 2016, from $306.9 billion in the third quarter of 2015, a decrease of 8.2%. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession has lifted due to the rise in home prices over the past five years. CoreLogic predicts that if home prices rise an additional 5.0% in the next twelve months, 600,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to improve in 2016 and is anticipated to remain stable in the near future.

The Fed, in its December 14, 2016 meeting, decided to raise the federal funds interest rate by 0.25%. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains below 5% and year-over-year core personal consumption expenditures (core PCE) inches toward the Fed’s 2% target.  At the December meeting, the Fed modestly increased its median forecast for real GDP growth for 2016, 2017 and 2019, while lowering its median forecast for the unemployment rate in each of those same years.  As a result, the Fed increased their median expectation for the number of further federal funds rate increases in 2017 from two 25bp moves to three 25bps moves. U.S. Dollar strength, negative demographic trends and meager productivity growth continue to constrain longer term growth prospects and hold down the neutral federal funds rate. Notwithstanding the Fed’s increased forecasts, the pace of federal funds rate moves beyond 2017 was unchanged from the previous gradual pace.

The initial reading on fourth quarter GDP growth decelerated sharply to 1.9% from 3.5% in the third quarter of 2016. Net exports and investment in nonresidential structures each proved to be a larger drag than expected, while personal consumption slowed in-line with expectations.  A surprise inventory accumulation added one percentage point to GDP growth, however real final sales rose just 0.9% in the fourth quarter.

The rise in savings rates since the financial crisis, continued low interest rates, steady employment gains and low energy costs have all contributed to significant improvement in the consumer’s balance sheet. This continues to fuel our optimism about the prospects of further housing recovery and longer term moderate home price appreciation. The U.S. housing market still benefits from favorable supply/demand dynamics, historically low mortgage rates and a willingness on the part of federal regulators at the Federal Housing Finance Agency (“FHFA”) to further credit expansion and assist household formation. However, we expect that, without an increase in median income, the pace of home price appreciation is likely to moderate over the coming years.

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

Recent government activity

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, among other things, expressly excludes captive insurance companies, such as MITT Insurance Company LLC (“MITT Insurance”), from being eligible for membership in the Federal Home Loan Bank (the “FHLB”) system. Under the Final Rule, there is a one-year transition period from the effective date, February 19, 2016 (the “Effective Date”), within which the FHLB must wind down its relationships with any captive insurance companies that had been admitted to membership in the FHLB on or after September 12, 2014, including MITT Insurance (“Excluded Captives”). The Final Rule also prevents the FHLB from making any new advances or extending any existing advances to Excluded Captives after the Effective Date. Upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives and settle all other business transactions in accordance with the Final Rule. In addition, all FHLB stock held by the terminated Excluded Captive will be repurchased or redeemed at the FHLB’s discretion. Therefore, MITT Insurance, along with all other Excluded Captives, must completely wind down all business relationships with the FHLB, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the Federal Home Loan Bank of Cincinnati (the “FHLBC”) where it is a member.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. The new administration’s agenda has not yet been proposed, but it may include certain deregulatory measures for the U.S. banking and financial industry, including to the Dodd-Frank Act. In addition, one pending bill, called the Financial CHOICE Act would specifically remove risk retention requirements for non-residential mortgage securitizations.

In addition, according to publicly released statements, a top legislative priority of the new President’s administration and of Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on our operations.

Results of operations

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

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Statement of Operations Data:
Net Interest Income
Interest income	$123,006,112	$141,273,414	$141,573,188
Interest expense	33,785,031	31,230,369	26,497,398
	89,221,081	110,043,045	115,075,790

Other Income
Net realized gain/(loss)	(10,391,118)	(17,148,069)	3,637,954
Income/(loss) from linked transactions, net	-	-	12,503,516
Realized loss on periodic interest settlements of derivative instruments, net	(6,009,638)	(13,204,884)	(22,261,187)
Unrealized gain/(loss) on real estate securities and loans, net	2,672,426	(32,491,857)	72,480,056
Unrealized gain/(loss) on derivative and other instruments, net	8,613,084	(12,180,501)	(51,255,430)
Other income	373,902	66,250	29,127
	(4,741,344)	(74,959,061)	15,134,036

Expenses
Management fee to affiliate	9,809,427	9,971,287	10,089,239
Other operating expenses	10,290,513	12,356,644	11,903,554
Servicing fees	404,129	671,246	511,519
Equity based compensation to affiliate	298,592	164,487	291,131
Excise tax	1,513,167	1,500,000	1,783,539
	22,315,828	24,663,664	24,578,982

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	62,163,909	10,420,320	105,630,844
Income tax benefit/(expense)	-	-	79,914
Equity in earnings/(loss) from affiliates	1,518,862	3,398,217	3,684,810
Net Income/(Loss)	63,682,771	13,818,537	109,395,568

Dividends on preferred stock	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$50,213,355	$349,121	$95,926,152

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$1.80	$0.01	$3.38
Diluted	$1.80	$0.01	$3.37

Net Income (Loss)

Net income/(loss) available to common stockholders increased $49.9 million from $0.3 million for the year ended December 31, 2015 to $50.2 million for the year ended December 31, 2016 primarily due to higher prices on our securities, which increased our “Unrealized gain/(loss) on real estate securities and loans, net”, coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net”. Net income/(loss) available to common stockholders decreased $95.6 million from $95.9 million for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015 primarily due to lower prices on our securities, which decreased our “Unrealized gain/(loss) on real estate securities and loans, net”, and the sale of certain derivatives at losses which decreased our “Realized gain/(loss)”.

Prior to January 1, 2015, the effective date for ASU No. 2014-11, certain line items on our consolidated statement of operations were netted within the “Income/(loss) from linked transactions, net” line item. As of January 1, 2015, those line items, (“Interest income”, “Interest expense”, Net realized gain/(loss)”, and “Unrealized gain/(loss) on real estate securities and loans, net”) have been grossed up.

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Interest income decreased by $18.3 million from $141.3 million at December 31, 2015 to $123.0 million at December 31, 2016 primarily due to a decrease in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.4 billion from $3.2 billion at December 31, 2015 to $2.8 billion at December 31, 2016. This was coupled with a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.08% from 4.45% at December 31, 2015 to 4.37% at December 31, 2016.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Interest income decreased by $0.3 million from $141.6 million at December 31, 2014 to $141.3 million at December 31, 2015 primarily due to a decrease in the weighted average cost of our GAAP investment portfolio, and U.S. Treasury securities period over period by $0.2 billion from $3.4 billion at December 31, 2014 to $3.2 billion at December 31, 2015. This was offset by an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.34% from 4.11% at December 31, 2014 to 4.45% at December 31, 2015.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Interest expense increased by $2.6 million from $31.2 million at December 31, 2015 to $33.8 million at December 31, 2016 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.28% from 1.19% at December 31, 2015 to 1.47% at December 31, 2016. This was offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.3 billion from $2.6 billion at December 31, 2015 to $2.3 billion at December 31, 2016. Refer to the “Financing activities” section below for a discussion of material changes in our cost of funds.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Interest expense increased by $4.7 million from $26.5 million at December 31, 2014 to $31.2 million at December 31, 2015 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.27% from 0.92% at December 30, 2014 to 1.19% at December 31, 2015. This was offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period by $0.3 billion from $2.9 billion at December 31, 2014 to $2.6 billion at December 31, 2015.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any sales out of our GAAP investment portfolio, Other assets, derivatives, or other instruments as well as transfers from Residential Mortgage Loans to Other assets or other-than-temporary impairment (“OTTI”) charges recorded during the period. Refer to Footnote 2, Footnote 3 and Footnote 4 of the “Notes to Consolidated Financial Statements” for further discussion on OTTI.

Year Ended December 31, 2016

During the year ended December 31, 2016, net realized gain/(loss) was $(10.4) million. We sold certain real estate securities and residential mortgage loans, realizing net gains of $6.9 million and $3.5 million, respectively. In addition, we recognized a $0.3 million realized gain on loans transferred to Other assets and a $0.3 million realized gain on the sale of Other assets. We also recognized $2.8 million of realized gains due to the settlement of TBAs, $4.8 million of realized loss due to the settlement of certain derivatives and other instruments, and $19.4 million of realized loss due to OTTI charges on certain securities and loans.

Year Ended December 31, 2015

During the year ended December 31, 2015, net realized gain/(loss) was $(17.1) million. We sold certain real estate securities and residential mortgage loans, realizing net gains of $7.9 million and $1.9 million, respectively. In addition, we recognized $1.9 million of realized gains due to the settlement of TBAs, $20.0 million of realized loss due to the settlement of certain derivatives and other instruments, and $8.8 million of realized loss due to OTTI charges on certain securities and loans.

Year Ended December 31, 2014

During the year ended December 31, 2014, net realized gain/(loss) was $3.6 million. We sold certain real estate securities, including a reversal of related tax benefits, realizing a net gain of $10.0 million. In addition, we recognized $5.5 million of realized gains due to the settlement of TBAs, $7.1 million of realized loss due to the settlement of certain derivatives and other instruments and $4.8 million of realized loss due to OTTI charges on certain securities.

Income/(loss) from linked transactions, net

On June 12, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-11. This amendment requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all derecognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. Refer to Note 7 of the “Notes to Consolidated Financial Statements” for further detail on the adoption of ASU 2014-11 and its impact on our results of operations.

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Realized loss on periodic interest settlement of derivative instruments, net decreased by $7.2 million from $13.2 million at December 31, 2015 to $6.0 million at December 31, 2016 due to a decrease in swap notional amount for the period, coupled with an increase in the 3 month LIBOR rate. We net terminated $325.0 million notional amount of swaps from December 31, 2015 to December 31, 2016. In addition, 3 month LIBOR increased from 0.613% at December 31, 2015 to 0.998% at December 31, 2016.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Realized loss on periodic interest settlement of derivative instruments, net decreased by $9.1 million from $22.3 million at December 31, 2014 to $13.2 million at December 31, 2015 due to a decrease in swap notional amount for the period, coupled with an increase in the 3 month LIBOR rate. We net terminated $477.0 million notional amount of swaps from December 31, 2014 to December 31, 2015. In addition, 3 month LIBOR increased from 0.256% at December 31, 2014 to 0.613% at December 31, 2015.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the “Market overview” section of this Item 7 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sale generally impact unrealized gains and losses.

Year Ended December 31, 2016

For the year ended December 31, 2016, Unrealized gain/(loss) on real estate securities and loans, net was $2.7 million. The $2.7 million was comprised of unrealized gains on securities of $3.9 million, offset by unrealized losses on loans of $1.2 million during the year.

Year Ended December 31, 2015

For the year ended December 31, 2015, Unrealized gain/(loss) on real estate securities and loans, net was $(32.5) million. The $(32.5) million was comprised of unrealized losses on securities of $34.0 million, offset by unrealized gains on loans of $1.5 million during the year.

Year Ended December 31, 2014

For the year ended December 31, 2014, Unrealized gain/(loss) on real estate securities and loans, net was $72.5 million. The $72.5 million was comprised of unrealized gains on securities of $71.2 million, coupled with unrealized gains on loans of $1.3 million during the year.

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the “Market overview” section of this Item 7 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sale also impact unrealized gains and losses.

Year Ended December 31, 2016

For the year ended December 31, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $8.6 million. The $8.6 million was comprised of unrealized gains on certain derivatives of $8.9 million, offset by unrealized losses on TBAs of $0.3 million during the year.

Year Ended December 31, 2015

For the year ended December 31, 2015, Unrealized gain/(loss) on derivative and other instruments, net was $(12.2) million. The $(12.2) million was comprised of unrealized losses on certain derivatives of $10.6 million, coupled with unrealized losses on TBAs of $1.6 million during the year.

Year Ended December 31, 2014

For the year ended December 31, 2014, Unrealized gain/(loss) on derivative and other instruments, net was $(51.3) million. The $(51.3) million was comprised of unrealized losses on certain derivatives of $52.7 million, offset by unrealized gains on TBAs of $1.4 million during the year.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015, Other income was $0.4 million and $66,250, respectively. The increase in Other income pertains to increased fees we received on one of our residential mortgage loan pools.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014 Other income was $66,250 and $29,127, respectively. The increase in Other income pertains to increased fees we received for holding our residential mortgage loan pools for an entire year.

Management fee to affiliate

Our management fee is based upon a percentage of our stockholders’ equity after excluding unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 7 for further detail on the calculation of our management fee.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 our management fees were $9.8 million and $10.0 million, respectively. Management fees decreased slightly primarily due to the decrease in our stockholders’ equity from $666.9 million at December 31, 2015 to $655.9 million at December 31, 2016.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014 our management fees were $10.0 million and $10.1 million, respectively. Management fees decreased slightly primarily due to the decrease in our stockholders’ equity from $732.7 million at December 31, 2014 to $666.9 million at December 31, 2015.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to accounting, legal, due diligence, and other services.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015, Other operating expenses were $10.3 million and $12.4 million, respectively. The decrease of $2.1 million is primarily a result of decreased amounts reimbursed to the manager, decreased professional fees, and decreased fees paid for D&O insurance.

Of the $10.3 million and $12.4 million of Other operating expenses for year ended December 31, 2016 and December 31, 2015, respectively, the Company has expensed $6.0 million and $7.1 million, respectively, representing a reimbursement of expenses to the Manager or its affiliates.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014, Other operating expenses were $12.4 million and $11.9 million, respectively. The increase of $0.5 million is primarily a result of increased amounts reimbursed to the manager for certain deal related expenses as well as increased professional fees.

Of the $12.4 million and $11.9 million of Other operating expenses for year ended December 31, 2015 and December 31, 2014, respectively, the Company has expensed $7.1 million and $6.9 million, respectively, representing a reimbursement of expenses to the Manager or its affiliates.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. We previously acquired three pools of residential mortgage loans and will continue to pay fees as we hold these assets.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 our servicing fees were $0.4 million and $0.7 million, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014 our servicing fees were $0.7 million and $0.5 million, respectively. The increase in fees primarily pertains to the recognition of a full year’s worth of expense on our residential mortgage loans in 2015, after purchases of residential mortgage loans in 2014.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite service period.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015, our equity based compensation to affiliate was $0.3 million and $0.2 million, respectively. The increase is a result of an increased stock price for the year.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014, our equity based compensation to affiliate was $0.2 million and $0.3 million, respectively. The decrease is a result of a decreased stock price for the year.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 our excise tax remained relatively unchanged.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014 we recorded excise tax expense of $1.5 million and $1.8 million, respectively. The decrease pertains to an increased excise tax in 2014 paid in conjunction with the filing of our 2013 tax return.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 we recorded Equity in earnings/(loss) from affiliates of $1.5 million and $3.4 million, respectively. The decrease primarily pertains to unrealized losses on investments held within affiliated entities.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and December 31, 2014 we recorded Equity in earnings/(loss) from affiliates of $3.4 million and $3.7 million, respectively. The decrease primarily pertains to realized losses on investments held within affiliated entities.

Book value per share

As of December 31, 2016, December 31, 2015 and December 31, 2014, our book value per common share was $17.86, $17.88 and $20.13, respectively.

Presentation of investment, financing and hedging activities

In the “Investment activities,” “Financing activities”, “Hedging activities” and “Liquidity and capital resources” sections of this Item 7, where we disclose our investment portfolio and the related repurchase agreements and FHLBC Advances, if applicable, that finance it, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related repurchase agreements and FHLBC Advances, if applicable, that finance it are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments in debt and equity of affiliates.

Net interest margin

Net interest margin is calculated by subtracting the weighted average cost of funds from the weighted average yield for our investment portfolio, which excludes cash held by us and any net TBA position. The weighted average yield on our investment portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing outstanding at quarter-end and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding repurchase agreements on our investment portfolio, securitized debt, and loan participation payable at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Our GAAP net interest margin is calculated by subtracting the weighted average cost of funds on our GAAP investment portfolio from the weighted average yield for our GAAP investment portfolio, which excludes cash held by us and any net TBA position. Both elements of cost of funds on our GAAP investment portfolio are weighted by the outstanding repurchase agreements on our GAAP investment portfolio, securitized debt, and loan participation payable at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

See below for a reconciliation of net interest margin from our GAAP investment portfolio to our investment portfolio as of December 31, 2016, December 31, 2015, and December 31, 2014:

December 31, 2016
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.94%	14.54%	5.18%
Cost of Funds	2.01%	3.51%	2.02%
Net Interest Margin	2.93%	11.03%	3.16%

December 31, 2015
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.73%	11.32%	4.86%
Cost of Funds	1.79%	3.00%	1.81%
Net Interest Margin	2.94%	8.32%	3.05%

December 31, 2014
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Linked Transactions	Investment Portfolio*
Yield	4.52%	12.13%	5.94%	4.67%
Cost of Funds	1.78%	3.00%	1.74%	1.78%
Net Interest Margin	2.74%	9.13%	4.20%	2.89%

*Excludes any net TBA position.

Core earnings

We define core earnings, a non-GAAP financial measure, as net income excluding both unrealized and realized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale, including (i) investments held in affiliated entities and (ii) derivatives. As defined, Core Earnings include the net interest and other income earned on these investments on a yield adjusted basis, including credit derivatives, investments in debt and equity of affiliates, inverse Agency Interest-Only securities, interest rate derivatives, TBA drop income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with the Company’s GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the “Results of Operations” section above for a detailed discussion of our GAAP financial results.

A reconciliation of GAAP net income to Core Earnings for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 is set forth below:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Income/(loss) available to common stockholders	$50,213,355	$349,121	$95,926,152
Add (Deduct):
Net realized (gain)/loss	10,391,118	17,148,069	(3,637,954)
Tax (benefit)/expense related to realized gain	-	-	(79,914)
Drop income	269,661	2,211,417	3,513,890
(Income)/loss from linked transactions, net	-	-	(12,503,516)
Net interest income on linked transactions	-	-	9,550,706
Equity in (earnings)/loss from affiliates	(1,518,862)	(3,398,217)	(3,684,810)
Net interest income and expenses from equity method investments*	4,957,071	4,290,149	1,897,376
Unrealized (gain)/loss on real estate securities and loans, net	(2,672,426)	32,491,857	(72,480,056)
Unrealized (gain)/loss on derivative and other instruments, net	(8,613,084)	12,180,501	51,255,430
Core Earnings	$53,026,833	$65,272,897	$69,757,304

Core Earnings, per Diluted Share	$1.90	$2.30	$2.45

*For the year ended December 31, 2016, we recognized $(0.4) million or $(0.01) per share of net income/(loss) attributed to our investment in AG Arc. We did not recognize any net income/(loss) on our investment in AG Arc for the years ended December 31, 2015 or December 31, 2014.

Investment activities

We evaluate investments in Agency RMBS using factors including expected future prepayment trends, supply of and demand for Agency RMBS, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Prepayment speeds, as reflected by the CPR, and interest rates vary according to the type of investment, conditions in financial markets and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency RMBS portfolio increase, the related purchase premium amortization increases, thereby reducing the net yield on such assets.

Our credit investments are subject to risk of loss with regard to principal and interest payments. We evaluate each investment in our credit portfolio based on the characteristics of the underlying collateral and the securitization structure. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data which may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets. Therefore, potential future losses may stem from issues with our investments that are not identified by our credit reviews.

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

In 2012, we began increasing our exposure to credit investments and leveraging the broader Angelo, Gordon platform. Throughout the first quarter of 2013, we remained positioned in Agency RMBS assets that we believed would perform well in an ongoing elevated prepayment environment. During the second quarter of 2013, we elected to increase our hedging activity, perceiving the potential for an increase in interest rate volatility and benchmark interest rates. We subsequently reduced our hedging activity, rotated into shorter duration Agency RMBS and continued rotating assets away from Agency RMBS into credit investments, basing our decisions on a variety of factors, including liquidity, duration, interest rate expectations and hedging. Our investment decisions supported the continued allocation into credit assets throughout 2015 and 2016. This shift has caused a change in the mix of our assets, and as a result, our portfolio has decreased over time.

As of December 31, 2016, we had a $2.4 billion GAAP investment portfolio, which consisted of $1.1 billion, or 43.5%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 56.5%, of assets in our GAAP credit portfolio. As of December 31, 2016, our investment portfolio totaled $2.5 billion, which consisted of $1.1 billion, or 43.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 56.5%, of assets in our credit portfolio. This compares with a $2.8 billion GAAP investment portfolio as of December 31, 2015, which consisted of $1.2 billion, or 43.4%, of assets in our GAAP Agency RMBS portfolio and $1.6 billion, or 56.6%, of assets in our GAAP credit portfolio. As of December 31, 2015, our investment portfolio was $2.9 billion, which consisted of $1.3 billion, or 44.2%, of assets in our Agency RMBS portfolio and $1.6 billion, or 55.8%, of assets in our credit portfolio.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2) (10)
Agency RMBS:
30 Year Fixed Rate	$713,234,586	$741,572,808	$(1,845,087)	$739,727,721	3.64%	2.99%	8.68
Fixed Rate CMO	62,570,005	63,101,436	595,962	63,697,398	3.00%	2.80%	4.73
ARM	208,592,111	206,958,936	4,385,116	211,344,052	2.35%	2.84%	5.07
Inverse Interest Only	99,127,607	11,977,729	377,150	12,354,879	3.50%	7.30%	4.35
Interest Only	317,774,720	29,081,115	1,458,561	30,539,676	2.46%	8.65%	4.09
Fixed Rate 30 Year TBA (3)	50,000,000	51,427,734	(177,734)	51,250,000	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (4) (5)	619,345,362	497,837,476	14,920,082	512,757,558	4.17%	5.98%	10.44
Alt-A (4) (6)	279,857,391	181,398,827	4,012,575	185,411,402	4.54%	5.57%	7.82
Subprime (4) (7)	127,967,069	122,497,412	135,065	122,632,477	4.04%	5.31%	4.93
RMBS Interest Only	449,759,113	3,731,799	29,646	3,761,445	0.25%	12.47%	3.26
Credit Risk Transfer	60,682,441	60,592,617	1,969,919	62,562,536	5.57%	6.82%	6.98
RPL/NPL (8)	114,976,337	114,301,187	(1,141,699)	113,159,488	4.39%	4.88%	1.12
Securitized Whole Loans (9)	68,716,366	51,248,931	(894,934)	50,353,997	4.03%	14.74%	2.04
Residential Mortgage Loans	56,827,230	39,293,224	823,478	40,116,702	5.59%	8.72%	6.67
Excess Mortgage Servicing Rights	58,862,755	281,664	130,984	412,648	N/A	34.81%	4.90
Commercial Investments
CMBS	209,526,282	152,985,726	(2,150,419)	150,835,307	5.04%	6.03%	3.22
Freddie Mac K-Series CMBS	158,976,049	57,058,621	(733,708)	56,324,913	5.66%	13.06%	9.21
CMBS Interest Only (11)	2,855,494,786	57,993,758	517,543	58,511,301	0.31%	6.48%	3.76
Commercial Loans	60,800,000	59,295,366	773,434	60,068,800	7.39%	9.19%	1.54
ABS	22,025,000	21,667,978	(436,022)	21,231,956	5.43%	6.32%	4.50
Total: Non-GAAP Basis	$6,595,115,210	$2,524,304,344	$22,749,912	$2,547,054,256	1.99%	5.18%	5.26

Investments in Debt and Equity of Affiliates	$1,057,695,652	$65,120,616	$(1,559,034)	$63,561,582	0.22%	14.54%	5.93

TBAs	$50,000,000	$51,427,734	$(177,734)	$51,250,000	3.50%	N/A	N/A

Total: GAAP Basis	$5,487,419,558	$2,407,755,994	$24,486,680	$2,432,242,674	2.28%	4.94%	5.14

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Fixed Rate 30 Year TBA are excluded from this calculation.

(3) Represents long positions in Fixed Rate 30 Year TBA.

(4) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 667 and 603, respectively.

(5) Included in Prime is $164.7 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $71.3 million fair market value of Prime Jumbo securities. We define Prime Jumbo Securities as a prime security with an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(6) Included in Alt-A is $48.7 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(7) Included in Subprime is $35.0 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(8) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(9) Whole loans purchased by an affiliate of our manager in securitized form.

(10) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(11) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2015:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (2)(10)
Agency RMBS:
30 Year Fixed Rate	$782,276,607	$817,182,510	$2,954,782	$820,137,292	3.76%	3.10%	8.58
Fixed Rate CMO	76,098,478	76,770,854	1,254,658	78,025,512	3.00%	2.81%	5.26
ARM	248,169,781	245,510,904	4,298,463	249,809,367	2.37%	2.84%	5.44
Inverse Interest Only	123,846,050	15,016,734	664,161	15,680,895	3.54%	7.52%	4.46
Interest Only	398,212,194	38,364,624	(576,038)	37,788,586	2.44%	7.58%	4.12
Fixed Rate 30 Year TBA (3)	75,000,000	77,502,930	(141,600)	77,361,330	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (4) (5)	783,496,575	659,470,180	10,330,014	669,800,194	4.09%	5.58%	10.29
Alt-A (4) (6)	258,855,964	221,414,910	2,043,783	223,458,693	3.98%	5.25%	9.43
Subprime (4) (7)	113,943,920	109,867,883	1,734,214	111,602,097	4.49%	5.32%	5.36
RMBS Interest Only	465,387,354	5,489,775	63,958	5,553,733	0.12%	11.05%	6.40
Credit Risk Transfer	36,993,762	36,916,025	39,725	36,955,750	5.75%	6.83%	8.17
RPL/NPL (8)	135,725,197	134,351,745	(698,090)	133,653,655	4.39%	5.03%	1.77
Securitized Whole Loans (9)	86,722,548	62,025,088	(1,557,289)	60,467,799	4.19%	7.60%	4.35
Residential Mortgage Loans	88,980,522	60,963,511	2,657,226	63,620,737	5.47%	8.71%	5.23
Excess Mortgage Servicing Rights	72,155,804	411,372	13,939	425,311	N/A	6.33%	1.61
Commercial Investments
CMBS	220,742,772	131,308,112	(545,260)	130,762,852	5.12%	6.26%	4.36
Freddie Mac K-Series CMBS	88,154,185	35,018,421	(390,121)	34,628,300	4.83%	12.88%	8.04
CMBS Interest Only (11)	1,774,907,989	17,994,891	576,062	18,570,953	0.20%	7.33%	3.18
Commercial Loans	72,800,000	72,660,971	139,029	72,800,000	6.80%	8.30%	0.58
ABS	56,264,253	55,910,560	(1,148,723)	54,761,837	5.26%	5.62%	4.24
Total: Non-GAAP Basis	$5,958,733,955	$2,874,152,000	$21,712,893	$2,895,864,893	2.38%	4.86%	5.75

Investments in Debt and Equity of Affiliates	$750,815,986	$53,077,015	$157,813	$53,234,828	0.36%	11.32%	4.89

TBAs	$75,000,000	$77,502,930	$(141,600)	$77,361,330	3.50%	N/A	N/A

Total: GAAP Basis	$5,132,917,969	$2,743,572,055	$21,696,680	$2,765,268,735	2.64%	4.73%	5.88

(1) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(2) Fixed Rate 30 Year TBA are excluded from this calculation.

(3) Represents long positions in Fixed Rate 30 Year TBA.

(4) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 674 and 599, respectively.

(5) Included in Prime is $169.5 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $108.3 million fair market value of Prime Jumbo securities. We define Prime Jumbo Securities as a prime security with an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(6) Included in Alt-A is $65.9 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(7) Included in Subprime is $35.4 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(8) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(9) Whole loans purchased by an affiliate of our manager in securitized form.

(10) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(11) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2016. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$88,697,196	$86,085,152	$376,229	$86,461,381	3.68%	6.44%	4.70
2005	193,951,980	154,998,772	6,941,224	161,939,996	4.31%	5.95%	11.37
2006	280,083,255	182,839,758	6,743,899	189,583,657	4.14%	6.02%	9.50
2007	188,265,662	148,015,242	4,266,444	152,281,686	4.17%	6.27%	11.73
2008	16,424,000	13,638,581	491,993	14,130,574	7.00%	5.73%	9.06
2011	7,113,232	5,716,817	(276,523)	5,440,294	3.14%	5.77%	7.66
2012	81,928,364	20,325,054	(178,093)	20,146,961	2.43%	6.04%	2.93
2013	140,878,507	72,931,048	335,727	73,266,775	2.92%	5.46%	4.43
2014	1,149,462,384	122,144,577	(62,871)	122,081,706	0.56%	9.13%	1.76
2015	1,376,578,039	286,726,007	(3,060,150)	283,665,857	1.10%	6.58%	4.09
2016	1,443,943,577	227,893,324	650,169	228,543,493	1.06%	6.31%	5.69
Total: Non-GAAP Basis	$4,967,326,196	$1,321,314,332	$16,228,048	$1,337,542,380	1.51%	6.48%	4.92

Less: Investments in Debt and Equity of Affiliates	$1,054,695,758	$63,163,256	$(1,522,800)	$61,640,456	0.21%	14.74%	5.93

Total: GAAP Basis	$3,912,630,438	$1,258,151,076	$17,750,848	$1,275,901,924	1.82%	6.09%	4.64

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

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$103,593,089	$99,567,269	$2,563,406	$102,130,675	3.33%	6.23%	4.81
2005	207,457,651	173,524,833	3,605,565	177,130,398	4.33%	5.57%	11.83
2006	392,439,663	258,661,802	3,403,637	262,065,439	4.20%	6.03%	8.76
2007	216,970,753	178,714,834	1,434,094	180,148,928	4.17%	5.76%	11.62
2008	16,424,000	13,499,033	429,317	13,928,350	7.00%	5.80%	9.90
2010	55,625,323	45,042,515	1,094,741	46,137,256	N/A	6.05%	7.83
2011	6,936,188	5,533,202	114,100	5,647,302	5.32%	6.69%	9.60
2012	81,928,364	21,147,817	202,330	21,350,147	2.39%	5.87%	3.58
2013	175,615,818	135,450,104	(406,855)	135,043,249	3.78%	4.78%	6.17
2014	1,284,072,165	219,023,610	(1,549,522)	217,474,088	0.83%	6.24%	2.54
2015	1,480,131,505	319,602,571	(442,540)	319,160,031	1.06%	5.93%	5.64
Total: Non-GAAP Basis	$4,021,194,519	$1,469,767,590	$10,448,273	$1,480,215,863	1.85%	5.85%	5.61

Less: Investments in Debt and Equity of Affiliates	$740,670,238	$46,534,959	$159,359	$46,694,318	0.28%	11.32%	4.89

Total: GAAP Basis	$3,280,524,281	$1,423,232,631	$10,288,914	$1,433,521,545	2.18%	5.66%	5.77

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2016 and December 31, 2015:

Credit Rating - Credit Securities (1)	December 31, 2016	December 31, 2015
AAA	$85,530,578	$112,107,249
A	154,674,845	119,939,358
BBB	21,304,102	20,468,267
BB	33,965,384	43,576,568
B	71,712,259	110,878,213
Below B	503,636,658	527,154,975
Not Rated	466,718,554	546,091,233
Total: Non-GAAP Basis	$1,337,542,380	$1,480,215,863

Less: Investments in Debt and Equity of Affiliates	$61,640,456	$46,694,318

Total: GAAP Basis	$1,275,901,924	$1,433,521,545

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented in 2016.

	Three Months Ended (1) (2)
Agency RMBS	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
30 Year Fixed Rate	13%	10%	9%	8%
Fixed Rate CMO	16%	10%	7%	6%
ARM	11%	19%	12%	9%
Interest Only	18%	17%	15%	12%
Weighted Average	13%	12%	10%	8%

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

(2) Source: Bloomberg

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

December 31, 2016
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	23.6%	California	11.4%
Florida	8.1%	Texas	9.7%
New York	7.7%	Florida	7.7%
Texas	4.1%	New Jersey	6.7%
New Jersey	3.9%	Nevada	6.0%
Other	52.6%	Other	58.5%
Total	100.0%	Total	100.0%

December 31, 2015
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	30.3%	California	11.7%
Florida	8.8%	New York	10.0%
New York	8.7%	Florida	8.9%
New Jersey	4.6%	Texas	8.7%
Maryland	3.8%	Arizona	5.0%
Other	43.8%	Other	55.7%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

December 31, 2016
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.5%	107.29	15.7%
Alt-A	13.9%	127.18	22.7%
Subprime	17.9%	158.67	69.4%
Credit Risk Transfer	0.1%	16.10	0.8%
RPL/NPL	63.4%	108.06	46.0%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.0%	41.00	14.7%
Freddie Mac K Series CMBS	0.0%	26.24	5.9%

*Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. In 2016 and 2015, leverage has been in the form of repurchase agreements, securitized debt, loan participations payable and, for portions of 2015 and 2016, FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involved loan advances made to us by the FHLBC in exchange for the pledge of our real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for year ended December 31, 2016, but we continue to monitor the regulatory environment, which may influence the timing and volume of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 23 and 21 counterparties at December 31, 2016 and December 31, 2015, respectively, on a GAAP basis.

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance subsidiary, from being eligible for membership in the FHLBC and prevents the FHLBC from making any new advances or extending any existing advances to MITT Insurance. Under the Final Rule, MITT Insurance must wind down its membership with the FHLBC by February 19, 2017. As of December 31, 2016, we had no FHLBC Advances outstanding. As of December 31, 2015, we had $396.9 million of FHLBC Advances outstanding.

As a result of new regulations passed by the SEC in October 2016 which require prime and municipal money market funds to move from a fixed net asset value of $1.00 per share to a floating net asset value calculation based on market values, cash providers began moving their cash from prime funds to government securities which are exempt from the reform. As a result, the spreads on Agency RMBS funding tightened as more cash moved into that space while at the same time LIBOR began to widen as prime funds and large buyers of commercial paper were forced out of the market. Despite Agency RMBS funding tightening, our overall cost of funds has increased throughout the year to 1.72% at December 31, 2016 from 1.40% at December 31, 2015 due to the rise in LIBOR as well as the increase in rates by the Fed as discussed above in the “Housing, economic and interest rate trends” section.

Our repurchase agreements and FHLBC Advances are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of December 31, 2016 and December 31, 2015, we have met all margin call requirements.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s (i) repurchase agreements on its investment portfolio and U.S Treasury securities, and FHLBC Advances, (ii) unlinked repurchase agreements and (iii) repurchase agreements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP. For more information on our repurchase agreements secured by U.S. Treasury securities, refer to the “Hedging activities” section below.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,532	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,939	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	$18,638,119	$19,119,157	$19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089

As noted, we finance the purchase of our investments with repurchase agreements. Our repurchase agreement balance can reasonably be expected to increase as the size of our portfolio increases through equity capital raises and decrease as the size of our portfolio decreases through asset sales, principal paydowns, and the gradual increase of our investment allocation to credit investments. Since March 31, 2014, our investment portfolio has decreased $1.3 billion, from $3.8 billion to $2.5 billion. Accordingly, our average quarterly repurchase agreement balance has declined $1.2 billion, from $3.2 billion to $2.0 billion. This is due mainly to our credit portfolio increasing from 38.3% of our investment portfolio as of March 31, 2014 to 56.5% as of December 31, 2016. Credit investments, due to their elevated risk profile, have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us and lowers our total repurchase agreement balance.

Master Repurchase Agreements on our Investment Portfolio

As of December 31, 2016 and December 31, 2015, we had master repurchase agreements with 37 and 37 counterparties, respectively, under which we had outstanding debt with 23 and 21 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the Notes to Consolidated Financial Statements for a description of our material master repurchase agreements and refer to the “Hedging activities” section below for certain financial information related to repurchase agreements secured by U.S. Treasury securities.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$70,899,000	0.66%	3	3.5%
30 days or less	961,185,000	1.79%	11	14.7%
31-60 days	465,776,000	1.23%	47	8.6%
61-90 days	129,119,000	1.69%	72	13.2%
Greater than 90 days	231,072,906	2.03%	283	6.4%
Total: Non-GAAP Basis	$1,858,051,906	1.63%	57	11.6%

Investments in Debt and Equity of Affiliates	$4,882,802	3.51%	350	26.0%

Total: GAAP Basis	$1,853,169,104	1.63%	57	11.5%

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

The increase in the balance of our repurchase agreements from December 31, 2015 to December 31, 2016 was primarily driven by the Final Rule, which prevented us from receiving any additional financing from the FHLB. In order to continue to finance our real estate securities, we substituted repurchase agreement financing for the $396.9 million of FHLB financing that we lost. We did not have any FHLBC Advances as of December 31, 2016.

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

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	30,660,809	3.31%	3.75%	407	29.8%
Total: Non-GAAP Basis	$30,660,809	3.31%	3.75%	407	29.8%

Investments in Debt and Equity of Affiliates	$5,116,107	3.51%	3.51%	350	27.6%

Total: GAAP Basis	$25,544,702	3.27%	3.79%	419	30.3%

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

The primary difference between the balance of our repurchase agreements at December 31, 2015 and at December 31, 2016 is due to financing repaid in January 2016 on certain residential mortgage loans sold in December of 2015.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	21,796,000	2.91%	3.13%	990	33.5%
Total / Weighted Average	$21,796,000	2.91%	3.13%	990	33.5%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$-	-	-	-	-
31-60 days	-	-	-	-	-
61-90 days	-	-	-	-	-
Greater than 90 days	42,796,000	2.67%	3.62%	1,356	31.8%
Total / Weighted Average	$42,796,000	2.67%	3.62%	1,356	31.8%

The balance of our outstanding repurchase agreements on commercial loans declined from December 31, 2015 to December 31, 2016 with the pay-off in June 2016 of a commercial mortgage loan and the termination of the associated financing.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of December 31, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $21.6 million and $30.4 million, respectively. As of December 31, 2016 and December 31, 2015, the fair value of the consolidated tranche issued by the Consolidated VIE was $21.5 million and $30.0 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheets. The cost of financing on December 31, 2016 and December 31, 2015 on the consolidated tranche was 3.87% and 3.67%, respectively. See Note 2 to the Notes to Consolidated Financial Statements for more detail.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bears interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. As of December 31, 2016, the commercial loan had a balance of $12.0 million, which is classified as an asset in the “Commercial loans, at fair value” line item, and a $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on our consolidated balance sheets representing the transfer of the Participation Interest. On December 31, 2016, the cost of financing on the Participation Interest was 21.7%.

Leverage

We define non-GAAP “at-risk” leverage as the sum of: (i) our GAAP repurchase agreements, (ii) FHLBC Advances, if any, (iii) repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc (iv) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (v) the consolidated tranche issued by the Consolidated VIE, (vi) the Participation Interest and (vii) our net TBA position (at cost). Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP “at-risk” leverage ratio back to GAAP.

		Stockholders'
December 31, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$1,921,225,560	$655,876,390	2.9	x
Repurchase agreements through affiliated entities	9,861,515
Net TBA receivable/(payable) adjustment	(22,916,016)
Non-GAAP "At Risk" Leverage	$1,908,171,059	$655,876,390	2.9	x

		Stockholders'
December 31, 2015	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,259,541,821	$666,944,713	3.4	x
Repurchase agreements through affiliated entities	18,638,119	-
Net TBA receivable/(payable) adjustment	77,502,930	-
Non-GAAP "At Risk" Leverage	$2,355,682,870	$666,944,713	3.5	x

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize hedging instruments, including interest rate swaps, swaption agreements, synthetic IO Indexes, Futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging.

We utilize multiple hedging instruments as a means to mitigate interest rate risk. As of December 31, 2016, we had entered into $644.0 million notional amount of interest rate swaps, $24.0 million notional amount of short positions in U.S. Treasury securities and $141.5 million notional amount of short positions in U.S. Treasury Futures. As of December 31, 2015, we had entered into $1.0 billion notional amount of interest rate swaps and $226.0 million notional amount of long positions in U.S. Treasury securities. We had no short positions in U.S. Treasury securities or short positions in U.S. Treasury Futures as of December 31, 2015.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at December 31, 2016 and December 31, 2015.

	GAAP		December 31,	December 31,
Derivatives and Other Instruments	Designation	Balance Sheet Location	2016	2015
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(1,847,219)	$(6,722,170)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	3,703,366	1,755,467
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	(636,211)	-
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	-	223,434,922
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(22,365,000)	-

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of December 31, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	December 31, 2016	December 31, 2015
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$644,000,000	$969,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(141,500,000)	-
Notional amount of long positions on U.S. Treasuries	-	226,000,000
Notional amount of short positions on U.S. Treasuries	(24,000,000)	-

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Year Ended	Year Ended	Year Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	December 31, 2016	December 31, 2015	December 31, 2014
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$5,009,458	$(8,018,902)	$(52,615,387)
Interest rate swaps, at fair value	Net realized gain/(loss)	(10,938,839)	(11,728,954)	(3,458,409)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	(82,102)
Swaptions, at fair value	Net realized gain/(loss)	-	-	(546,750)
Long positions on Eurodollar Futures	Net realized gain/(loss)	(1,045,697)	-	-
Short positions on Eurodollar Futures	Net realized gain/(loss)	2,104,465	-	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	(582,876)	-	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(639,030)	-	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	2,140,886	-	-
IO Index, at fair value	Net realized gain/(loss)	-	-	(1,770,548)
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	38,774
MBS Options, at fair value	Net realized gain/(loss)	-	-	19,531
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	2,588,711	(2,588,711)	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	3,241,250	(5,284,258)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	1,724,922	-	(12,935)
Short positions on U.S. Treasuries	Net realized gain	280,625	(3,013,867)	(1,407,255)

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	December 31, 2016	December 31, 2015
Interest rate swaps	5.01	4.56
Short positions on U.S. Treasury Futures	9.19	-
Long positions on U.S. Treasuries	-	4.05
Short positions on U.S. Treasuries	9.38	-

We had no repurchase agreements secured by U.S. Treasury securities as of December 31, 2016. As of December 31, 2015, we had outstanding debt with 1 counterparty related to repurchase agreements secured by interests in U.S. Treasury securities. The following table represents the financial information related to such repurchase agreements as of December 31, 2015:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$202,362,500	0.42%	4	0.57%
30 days or less	-	-	-	-
31-60 days	-	-	-	-
61-90 days	-	-	-	-
Greater than 90 days	-	-	-	-
Total / Weighted Average	$202,362,500	0.42%	$4	0.57%

Interest rate swaps

To help mitigate exposure to increases in short-term interest rates, we use currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement helps hedge our exposure to higher short-term interest rates because the variable-rate payments received on the swap agreements help to offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

As of December 31, 2016, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2016:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.89%	0.84
2019	170,000,000	1.36%	0.91%	2.88
2020	115,000,000	1.59%	0.90%	3.20
2021	60,000,000	1.86%	0.96%	4.94
2022	53,000,000	1.69%	0.94%	5.69
2023	85,000,000	2.30%	0.94%	6.43
2025	30,000,000	2.48%	0.94%	8.43
2026	95,000,000	2.17%	0.92%	9.90
Total/Wtd Avg	$644,000,000	1.74%	0.92%	5.01

As of December 31, 2015, our interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2015:

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of December 31, 2016, the Company had estimated undistributed taxable income of approximately $1.90 per share.

The following tables detail our common stock dividends during the years ended December 31, 2016, 2015 and 2014:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

The following tables detail our preferred stock dividends:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563
8.25% Series A	11/16/2016	11/30/2016	12/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50
8.00% Series B	11/16/2016	11/30/2016	12/19/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of December 31, 2016 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At December 31, 2016, we had $137.9 million available to support our liquidity needs, comprised of $52.5 million of cash, $52.4 million of Agency RMBS, and $33.0 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 7 for additional obligations that could impact our liquidity.

Leverage

The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our master repurchase agreements. As of December 31, 2016, our Non-GAAP “at-risk” and GAAP debt-to-equity leverage ratios were 2.9 to 1 and 2.9 to 1, respectively. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

As of December 31, 2016, we had MRAs with 37 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2016, we had debt outstanding of $1.9 billion from 23 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between January 3, 2017 and September 17, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements and FHLBC Advances, if applicable, at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Overnight	$70,899,000	$202,362,500
30 days or less	961,185,000	1,239,432,500
31 to 60 days	465,776,000	284,874,000
61 to 90 days	129,119,000	247,433,500
91 to 119 days	-	32,109,000
Greater than or equal to 120 days	283,529,715	444,284,079
Total: Non-GAAP Basis	$1,910,508,715	$2,450,495,579

Investments in Debt and Equity of Affiliates	$9,998,909	$18,638,119

Total: GAAP Basis	$1,900,509,806	$2,431,857,460

As of December 31, 2016, we had no advances outstanding with the FHLBC, and as a result of the Final Rule, we can no longer rely on FHLBC Advances for liquidity. The Final Rule has not had a material impact on our liquidity or our ability to satisfy our financial obligations as they become due.

As described above in the “Financing activities” section of this Item 7, we entered into the Resecuritization in 2014 that resulted in the consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. See Note 3 to the Notes to Consolidated Financial Statements for more detail.

As described above in the “Financing activities” section of this Item 7, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. We recorded proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. As of December 31, 2016, the commercial loan had a balance of $12.0 million.

The following table presents information at December 31, 2016 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$50,917,158	357	8%
JP Morgan Securities, LLC	34,885,263	160	5%

The following table presents information at December 31, 2015 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
RBC (Barbados) Trading Bank Corporation	50,746,844	44	8%
JP Morgan Securities, LLC	46,211,970	187	7%
Credit Suisse Securities, LLC	41,857,734	44	6%
Citigroup Global Markets Inc.	35,168,032	23	5%

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a repurchase agreement decreases to the point where the difference between the collateral fair value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their fair values decline. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us.

Stock repurchase program

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. The Repurchase Program may be suspended or discontinued by us at any time without prior notice, and the authorization does not obligate us to acquire any particular amount of common stock. For the year ended December 31, 2016, we repurchased 614,695 shares of common stock at a total cost of approximately $8.7 million and at an average cost per share of $14.20, including brokerage, commissions and clearing fees. As of December 31, 2016, approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available liquidity. For the year ended December 31, 2015, we repurchased 126,715 shares of common stock at a total cost of approximately $1.7 million and at an average cost per share of $13.19.

Real estate securities

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

Contractual obligations

Management agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum.

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we incurred management fees of approximately $9.8 million, $10.0 million and $10.1 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $10.3 million, $12.4 million and $11.9 million of Other operating expenses for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 respectively, we expensed $6.0 million, $7.1 million and $6.9 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock to our directors, officers, advisors, consultants and other personnel and to our Manager. As of December 31, 2016, 133,590 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2016, we have granted an aggregate of 43,660 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2016, 80,247 and 43,660 shares of restricted common stock granted to our Manager and independent directors, respectively, have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by our Manager or its transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015 and July 1, 2016, approximately 20,000 restricted stock units vested, and as of December 31, 2016, approximately 20,000 units remained unvested.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million, of which our share is $13.4 million. We have funded all of this commitment as of December 31, 2016.

Other

We have presented a table that details the contractual maturity of our financing arrangements at December 31, 2016 in the “Liquidity and capital resources” section for this Item 7. As of December 31, 2016 and December 31, 2015, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.5 million and $2.7 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss related to our TBAs is the net payable amount on our TBA transactions until the settlement date. As of December 31, 2016, our maximum exposure to loss on TBAs was $51.4 million.

Our investments in debt and equity of affiliates are comprised of real estate securities and loans, our interest in AG Arc, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of December 31, 2016, our maximum exposure to loss on investments in debt and equity of affiliates was $81.8 million.

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

Grants of restricted common stock

As of December 31, 2016, we have granted an aggregate of 43,660 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2016, 80,247 and 43,660 shares of restricted common stock granted to our Manager and independent directors, respectively, have vested. See Note 10 to the Notes to Consolidated Financial Statements for further detail on restricted stock grants.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and a direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to non-performing loans and reperforming loans. There were no changes to Red Creek’s fee rates in 2016. For the year ended December 31, 2016, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $0.3 million. For the year ended December 31, 2015, the fees paid by us to the Asset Manager totaled less than $120,000. No fees were paid to the Asset Manager for the year ended December 31, 2014.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement of Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans and retains the associated mortgage servicing rights, as well as purchases additional mortgage servicing rights from third-party sellers and is led by an external management team.

Our investment in Arc Home, which is conducted through AG Arc, one of our subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $12.9 and $(0.3) million on December 31, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, our overall commitment to Arc Home was reduced to $13.4 million. We have funded all of this commitment as of December 31, 2016.

Arc Home may sell loans that it originates to us, to third parties, or to affiliates of our Manager and may also enter into agreements with us, third parties or affiliates of our Manager to sell rights to receive the excess servicing spread related to its MSRs. In September and October of 2016, Arc Home entered into agreements with an affiliate of our Manager to sell rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $10.7 million. For the year ended December 31, 2016, the fees received by Arc Home from affiliates of our Manager totaled less than $120,000.

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo, Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under our management agreement. For further detail on the Management agreement, see the “Contractual obligations–Management agreement” section of this Item 7.

Other transactions with affiliates

In May 2015, we completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which we held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of $3.1 million as of the date of the securitization. We completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which we held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of $5.1 million as of the date of the securitization. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. We obtained third party pricing for each transaction.

In July 2015, we completed an arm’s-length investment purchase at fair value. Certain entities managed by an affiliate of our Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein we purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets with a fair value of $7.1 million as of the date of the purchase.

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

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter-end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our Notes to Consolidated Financial Statements.

Investments in real estate securities

Our real estate securities portfolio consists primarily of Agency RMBS, Non-Agency RMBS, ABS, CMBS and other real estate-related assets on which we have chosen to make a fair value election pursuant to ASC 825. Investments in real estate securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities,” ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Real estate securities are recorded at fair market value on our consolidated balance sheets and the periodic change in fair market value is recorded in current period earnings on our consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities’ activities will be recorded in a similar manner.

Valuation of our real estate securities portfolio is determined by our Manager using third-party pricing services. The evaluation methodology of third-party pricing services used incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries, and prepayment speeds. We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 5 of the Notes to Consolidated Financial Statements for more detail.

Investments in mortgage loans

We have chosen to make a fair value election pursuant to ASC 825 for our mortgage loans. Loans are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Refer to the explanation above for management’s reasons for electing the fair value option.

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager. See Note 5 of the Notes to Consolidated Financial Statements for more detail.

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

Our investments in debt and equity of affiliates are recorded at fair market value on our consolidated balance sheets in the “Investments in debt and equity of affiliates” line item and periodic changes in fair market value are recorded in current period earnings on our consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

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

When a real estate security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security (i.e. a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally, for real estate securities accounted for under ASC 325-40, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and include observations of current information and events and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the “Net realized gain/(loss)” line item on the consolidated statement of operations.

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

Prior to the adoption of ASU 2014-11, in instances where the Company acquired assets through repurchase agreements with the same counterparty from whom the assets were purchased, ASC 860-10 required the initial transfer of a financial asset and repurchase financing that were entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer was accounted for separately from the repurchase financing, and we recorded the assets and the related financing on a gross basis on our consolidated balance sheets with the corresponding interest income and interest expense on our consolidated statement of operations. If the transaction was determined to be linked, we recorded the initial transfer and repurchase financing on a net basis and record a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments were recorded at fair value with subsequent changes in fair value recognized in income. The analysis of transactions under these rules required assumptions based on management’s judgment and experience.

The real estate securities underlying our linked transactions were valued using similar techniques to those used for our real estate securities portfolio.

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risk. We used or may use derivative instruments such as interest rate swaps, swaption agreements, TBAs, MBS options, synthetic IO Indexes, Futures, linked transactions, and other instruments including long and short positions in U.S. Treasury securities to manage interest rate risk. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.”

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

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1 of this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2016, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2016. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2016. Overall, we believe that we met the REIT income and asset tests. We also believe that we met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2016, we believe that we qualified as a REIT under the Code.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our repurchase agreements. We generally seek to manage this risk by monitoring, the reset index and interest rate related to our target assets and our financings; by structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods; and using hedging instruments to adjust interest rate sensitivity of our target assets and borrowings.

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements are short term in nature with an initial term between 30 and 90 days. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing short-term rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

The fair value of our investment portfolio could change at a different rate than the fair value of our liabilities when interest rates change. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities. In order to reduce this exposure, we use hedging instruments to reduce the gap in duration between our assets and liabilities.

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

On December 31, 2016, we computed an estimated net effective duration of 1.53 years, comprised of 1.87 years of Agency RMBS duration, 1.41 years of credit investment duration, (1.66) years of hedge duration and (0.09) years of liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of December 31, 2016. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from our projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2016, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+100	-7.5%	-1.9%	-8.2%
+50	-3.6%	-0.9%	-4.1%
-50	3.0%	0.8%	3.9%
-100	5.2%	1.3%	5.9%

(1) Includes investments held through affiliated entities that are reported as “Investments in debt and equity of affiliates” on our consolidated balance sheet, but excludes AG Arc.

(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of December 31, 2016.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of repurchase agreements.

Liquidity risk – repurchase agreements

We pledge real estate securities or mortgage loans and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase, causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007 - 2009, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company, from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On December 31, 2016, we had no advances outstanding with the FHLBC and do not consider them a source for liquidity.

Liquidity risk – derivatives

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

Initial margin works differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swap and our counterparties were forced to unwind the swap. For our non-centrally cleared swaps, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the swap. This means that once we post initial margin at the outset of a non-centrally cleared swap, we will have no further posting obligations as it pertains to initial margin. However, the initial margin on our centrally cleared swaps varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared swaps will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our interest rate swaps discussed above.

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

In addition, our interest rate hedges are structured in part based upon assumed levels of future prepayments within our real estate securities or mortgage loan portfolio. If prepayments are slower or faster than assumed, the life of the real estate securities or mortgage loans will be longer or shorter than assumed, respectively, which could reduce the effectiveness of our Manager’s hedging strategies and may cause losses on such transactions.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AG Mortgage Investment Trust, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 1, 2017

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Real estate securities, at fair value:
Agency - $972,232,174 and $1,133,899,693 pledged as collateral, respectively	$1,057,663,726	$1,201,441,652
Non-Agency - $990,985,143 and $1,157,357,871 pledged as collateral, respectively	1,043,017,308	1,229,811,018
ABS - $21,231,956 and $54,761,837 pledged as collateral, respectively	21,231,956	54,761,837
CMBS - $201,464,058 and $142,852,162 pledged as collateral, respectively	211,652,660	148,948,690
Residential mortgage loans, at fair value -$31,031,107 and $50,686,922 pledged as collateral, respectively	38,195,576	57,080,227
Commercial loans, at fair value - $32,800,000 and $62,800,000 pledged as collateral, respectively	60,068,800	72,800,000
U.S. Treasury securities, at fair value - $0 and $203,520,859 pledged as collateral, respectively	-	223,434,922
Investments in debt and equity of affiliates	72,215,919	43,040,191
Excess mortgage servicing rights, at fair value	412,648	425,311
Cash and cash equivalents	52,469,891	46,253,291
Restricted cash	26,583,527	32,200,558
Interest receivable	8,570,383	11,154,785
Receivable on unsettled trades - $3,057,814 and $0 pledged as collateral, respectively	3,633,161	-
Receivable under reverse repurchase agreements	22,680,000	-
Derivative assets, at fair value	3,703,366	1,755,467
Other assets	5,600,341	16,064,115
Due from broker	945,304	24,904,168
Total Assets	$2,628,644,566	$3,164,076,232

Liabilities
Repurchase agreements	$1,900,509,806	$2,034,963,460
FHLBC advances	-	396,894,000
Securitized debt	21,491,710	30,046,861
Loan participation payable	1,800,000	-
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	22,365,000	-
Payable on unsettled trades	-	1,198,587
Interest payable	2,570,854	2,731,846
Derivative liabilities, at fair value	2,907,255	6,863,770
Dividend payable	13,157,573	13,496,139
Due to affiliates	3,967,622	4,407,051
Accrued expenses	1,068,779	2,074,628
Taxes payable	1,717,883	1,714,716
Due to broker	1,211,694	2,740,461
Total Liabilities	1,972,768,176	2,497,131,519

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 27,700,154 and 28,286,210 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	277,002	282,863
Additional paid-in capital	576,276,322	584,581,995
Retained earnings/(deficit)	(81,890,939)	(79,134,150)
Total Stockholders' Equity	655,876,390	666,944,713

Total Liabilities & Stockholders' Equity	$2,628,644,566	$3,164,076,232

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Interest Income
Interest income	$123,006,112	$141,273,414	$141,573,188
Interest expense	33,785,031	31,230,369	26,497,398
	89,221,081	110,043,045	115,075,790

Other Income
Net realized gain/(loss)	(10,391,118)	(17,148,069)	3,637,954
Income/(loss) from linked transactions, net	-	-	12,503,516
Realized loss on periodic interest settlements of derivative instruments, net	(6,009,638)	(13,204,884)	(22,261,187)
Unrealized gain/(loss) on real estate securities and loans, net	2,672,426	(32,491,857)	72,480,056
Unrealized gain/(loss) on derivative and other instruments, net	8,613,084	(12,180,501)	(51,255,430)
Other income	373,902	66,250	29,127
	(4,741,344)	(74,959,061)	15,134,036

Expenses
Management fee to affiliate	9,809,427	9,971,287	10,089,239
Other operating expenses	10,290,513	12,356,644	11,903,554
Servicing fees	404,129	671,246	511,519
Equity based compensation to affiliate	298,592	164,487	291,131
Excise tax	1,513,167	1,500,000	1,783,539
	22,315,828	24,663,664	24,578,982

Income/(loss) before income tax benefit/(expense) and equity in earnings/(loss) from affiliates	62,163,909	10,420,320	105,630,844
Income tax benefit/(expense)	-	-	79,914
Equity in earnings/(loss) from affiliates	1,518,862	3,398,217	3,684,810
Net Income/(Loss)	63,682,771	13,818,537	109,395,568

Dividends on preferred stock	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$50,213,355	$349,121	$95,926,152

Earnings/(Loss) Per Share of Common Stock
Basic	$1.80	$0.01	$3.38
Diluted	$1.80	$0.01	$3.37

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,952,185	28,398,718	28,379,782
Diluted	27,953,111	28,409,908	28,424,168

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2014	28,365,655	$283,657	$49,920,772	$111,293,233	$585,619,488	$(42,686,416)	$704,430,734
Grant of restricted stock and amortization of equity based compensation	20,360	204	-	-	432,263	-	432,467
Common dividends declared	-	-	-	-	-	(68,114,210)	(68,114,210)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net loss	-	-	-	-	-	109,395,568	109,395,568
Balance at December 31, 2014	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143

Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	$732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Repurchase of common stock	(126,715)	(1,267)	-	-	(1,670,212)	-	(1,671,479)
Grant of restricted stock and amortization of equity based compensation	26,910	269	-	-	284,107	-	284,376
Common dividends declared	-	-	-	-	-	(64,608,797)	(64,608,797)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net income	-	-	-	-	-	13,818,537	13,818,537
Balance at December 31, 2015	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713

Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(614,695)	(6,147)	-	-	(8,723,881)	-	(8,730,028)
Grant of restricted stock and amortization of equity based compensation	28,639	286	-	-	418,208	-	418,494
Common dividends declared	-	-	-	-	-	(52,970,144)	(52,970,144)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net income	-	-	-	-	-	63,682,771	63,682,771
Balance at December 31, 2016	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net income/(loss)	$63,682,771	$13,818,537	$109,395,568
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	3,653,738	12,194,792	16,773,835
Net realized (gain)/loss	10,391,118	17,148,069	(3,637,954)
Net realized and unrealized (gains)/losses on securities underlying linked transactions	-	-	(2,952,810)
Unrealized (gain)/loss on real estate securities and loans, net	(2,672,426)	12,180,501	(72,480,056)
Unrealized (gain)/loss on derivative and other instruments, net	(8,613,084)	32,491,857	51,255,430
Equity based compensation to affiliate	298,592	164,487	291,131
Equity based compensation expense	119,902	119,889	147,370
Income from investments in debt and equity of affiliates in excess of distributions received	-	(2,553,535)	(76,658)
Change in operating assets/liabilities:
Interest receivable	2,585,911	467,898	134,372
Other assets	589,399	1,373,987	(348,396)
Due from broker	303,318	1,935,070	(3,176,192)
Interest payable	(1,972,875)	(1,602,472)	(2,838,550)
Due to affiliates	(439,429)	(443,756)	205,510
Accrued expenses	(1,005,849)	(210,711)	890,156
Taxes payable	3,167	(28,800)	253,187
Net cash provided by (used in) operating activities	66,924,253	87,055,813	93,835,943

Cash Flows from Investing Activities
Purchase of real estate securities	(563,567,934)	(714,412,238)	(980,792,941)
Purchase of residential mortgage loans	-	-	(84,678,576)
Purchase of commercial loans	(14,636,304)	-	-
Origination of commercial loans	(10,428,437)	-	(72,084,833)
Purchase of U.S. treasury securities	(358,417,649)	(863,414,732)	-
Investments in debt and equity of affiliates	(33,126,823)	(19,250,900)	(4,031,484)
Purchase of excess mortgage servicing rights	-	-	(730,146)
Purchase of securities underlying linked transactions	-	-	(48,250,318)
Proceeds from sale of real estate securities	364,353,994	762,005,404	872,701,795
Proceeds from sale of residential mortgage loans	35,606,480	-	-
Proceeds from sales of U.S. treasury securities	588,220,079	633,532,184	-
Proceeds from sale of securities underlying linked transactions	-	-	26,056,464
Distribution received from investments in debt and equity of affiliates	774,453	-	-
Principal repayments on real estate securities	482,421,807	517,538,387	583,423,535
Principal repayments on residential mortgage loans	3,249,589	6,029,735	2,250,087
Principal repayments on commercial loans	40,000,000	-	-
Principal repayments on securities underlying linked transactions	-	-	57,371,713
Receipt of premium for interest rate swaptions	-	-	433,751
Payment of premium for interest rate swaptions	-	-	(745,500)
Net proceeds from (payment made) on reverse repurchase agreements	(22,634,322)	(1,647)	27,473,695
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	24,356,107	(4,632,171)	(29,403,375)
Net settlement of interest rate swaps and other instruments	(8,322,061)	(11,728,953)	(3,438,878)
Net settlement of TBAs	2,771,406	1,909,844	5,500,858
Net settlement of IO Indexes	-	-	(1,855,253)
Purchase of FHLBC Stock	-	(8,015,900)	-
Proceeds from redemption of FHLBC Stock	8,013,900	-	-
Cash flows provided by (used in) other investing activities	2,289,826	2,904,812	(8,258,241)
Restricted cash provided by (used in) investing activities	(277,453)	11,638,098	(14,360,593)
Net cash provided by (used in) investing activities	540,646,658	314,101,923	326,581,760

Cash Flows from Financing Activities
Offering costs	-	(83,651)	-
Repurchase of common stock	(9,928,615)	(472,892)	-
Borrowings under repurchase agreements	73,758,906,064	42,763,497,748	21,322,102,856
Borrowings under FHLBC advances	147,215,991	1,241,801,435	-
Borrowings under repurchase agreements underlying linked transactions	-	-	1,799,454,966
Repayments of repurchase agreements	(73,892,589,617)	(43,486,854,109)	(21,568,781,324)
Repayments of FHLBC advances	(544,109,991)	(844,907,435)	-
Proceeds from transfer of loan participation	1,564,266	-	-
Repayments of repurchase agreements underlying linked transactions	-	-	(1,908,937,408)
Payment made for repurchase agreement costs	-	-	(1,258,322)
Proceeds from issuance of securitized debt	-	-	39,842,166
Net collateral received from (paid to) derivative counterparty	4,280,618	(7,097,816)	(30,681,671)
Net collateral received from (paid to) repurchase counterparty	(164,901)	(3,287,556)	(12,412,553)
Net collateral received from (paid to) FHLBC	250,000	(250,000)	-
Dividends paid on common stock	(53,308,710)	(68,144,267)	(68,103,494)
Dividends paid on preferred stock	(13,469,416)	(13,469,416)	(13,469,416)
Net cash provided by (used in) financing activities	(601,354,311)	(419,267,959)	(442,244,200)

Net change in cash and cash equivalents	6,216,600	(18,110,223)	(21,826,497)
Cash and cash equivalents, Beginning of Year	46,253,291	64,363,514	86,190,011
Cash and cash equivalents, End of Year	$52,469,891	$46,253,291	$64,363,514

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$32,477,040	$29,153,643	$27,902,821
Cash paid for income tax	$1,587,078	$1,572,401	$1,583,739
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$1,124,242	$-	$-
Proceeds from mortgage loan sales not yet received	$3,633,161	$23,267,693	$-
Common stock dividends declared but not paid	$13,157,573	$13,496,139	$17,031,609
Repayments of repurchase agreements not yet paid	$770,101	$-	$-
Decrease of securitized debt	$8,823,951	$10,310,268	$-
Unsettled repurchases of common stock	$-	$1,198,587	$-
Transfer from residential mortgage loans to other assets	$1,897,452	$2,492,625	$1,341,379
Transfer from investments in debt and equity of affiliates to CMBS	$3,103,111	$-	$-
Transfer from Linked Transactions to real estate securities	$-	$139,778,263	$119,253,223
Transfer from Linked Transactions to repurchase agreements	$-	$113,363,873	$89,817,051

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored entity such as Fannie Mae or Freddie Mac, (collectively, “GSEs”) or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”), and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS, and CMBS asset types as “real estate securities” or “securities”.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of December 31, 2016 and December 31, 2015, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities”, ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheets and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

These investments meet the requirements to be classified as available for sale under ASC 320-10-25 which requires the securities to be carried at fair value on the consolidated balance sheets with changes in fair value recorded to other comprehensive income, a component of stockholders’ equity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.

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

Any unrealized losses on securities at December 31, 2016 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Accounting for mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10. At purchase, the Company aggregates its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of December 31, 2016 and December 31, 2015, these investments had a fair market value of $69.0 million and $62.2 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company invests in Arc Home through AG Arc, and has chosen to make a fair value election on AG Arc pursuant to ASC 825. As of December 31, 2016 and December 31, 2015, the Company’s interest in AG Arc had a fair market value of $12.9 and $(0.3) million, respectively.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 44 states, including Washington D.C. Through this subsidiary, Arc Home is currently originating conforming, Government, Jumbo and other non-conforming residential mortgage loans, and retaining the associated mortgage servicing rights, as well as purchasing additional mortgage servicing rights from third-party sellers.

Arc Home may sell loans that it originates to the Company, to third parties or to affiliates of the Manager and may also enter into agreements with the Company, third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to its MSRs. In September and October of 2016, Arc Home entered into agreements with an affiliate of the Manager to sell rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $10.7 million. For the year ended December 31, 2016, the fees received by Arc Home from affiliates of the Manager totaled less than $120,000.

The Company’s investments in debt and equity of affiliates are recorded at fair market value on the consolidated balance sheets in the “Investments in debt and equity of affiliates” line item and periodic changes in fair market value are recorded in current period earnings on the consolidated statement of operations as a component of “Equity in earnings/(loss) from affiliates.” Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

Excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to excess mortgage servicing rights (“MSRs”). The Company has chosen to make a fair value election pursuant to ASC 825 for MSRs. MSRs are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on derivative and other instruments, net.”

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

On February 12, 2016, the Company originated a $12.0 million commercial loan and at closing, transferred a 15% or $1.8 million interest in the loan to an unaffiliated third party. The Company, as transferor, evaluated the transfer under ASC 860-10, and concluded the transferred participation interest should be accounted for as a secured borrowing. The Company has recorded the $12.0 million commercial loan on its consolidated balance sheets as an asset in the “Commercial loans, at fair value” line item. The Company has recorded a $1.8 million liability in the “Loan participation payable, at fair value” line item representing the transfer of the participation interest. The Company has chosen to make a fair value election on the consolidated interest pursuant to ASC 825. The holder of the participation interest has no recourse to the general credit of the Company. See Note 4 for more detail.

From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a “sale” and the loans will be removed from the consolidated balance sheets or as a “financing” and will be classified as “real estate securities” on the consolidated balance sheets, depending upon the structure of the securitization transaction. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. Upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives, and settle all other business transactions in accordance with the Final Rule. In addition, all FHLB stock held by the terminated Excluded Captive will be repurchased or redeemed at the FHLB’s discretion. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of December 31, 2016, the Company had no outstanding advances with the FHLBC. See the “Other investments” section below for a discussion on the FHLBC stock held by the Company.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2016 and December 31, 2015, the Company has met all margin call requirements.

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

Prior to the adoption of ASU 2014-11, in instances where the Company acquired assets through repurchase agreements with the same counterparty from whom the assets were purchased, ASC 860-10 required the initial transfer of a financial asset and repurchase financing that were entered into contemporaneously with, or in contemplation of, one another to be considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction met all of the conditions, the initial transfer was accounted for separately from the repurchase financing, and the Company recorded the assets and the related financing on a gross basis on its consolidated balance sheets with the corresponding interest income and interest expense recorded on a gross basis in the consolidated statement of operations. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument with changes in market value being recorded on the consolidated statement of operations. Such forward commitments were recorded at fair value with subsequent changes in fair value recognized in income. The Company referred to these transactions as Linked Transactions. The Company recorded interest income, interest expense, and gains and losses related to linked transactions in the “Income/(loss) from linked transactions, net” line item on the consolidated statement of operations. When a transaction was no longer considered to be linked, the real estate asset and related repurchase financing was reported on a gross basis. The unlinking of a transaction caused a realized event in which the fair value of the real estate asset as of the date of unlinking became the cost basis of the real estate asset. The difference between the fair value on the unlinking date and the existing cost basis of the security was the realized gain or loss. Recognition of effective yield for such security was calculated prospectively using the new cost basis. ASU 2014-11 eliminated this guidance for repurchase financings and instead requires that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860-10. This guidance effectively changed the accounting for linked financings to secured borrowing accounting. Refer to Note 7 for more detail.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other investments

The Company's subsidiary, MITT Insurance, is a member of, and owns capital stock in the FHLBC. The FHLBC previously provided MITT Insurance with financing for the Company’s Agency RMBS portfolio, but due to the Final Rule, as of December 31, 2016, the Company has no outstanding advances with the FHLBC. The amount of FHLBC Advances is included in the “FHLBC advances" line item on the Company's consolidated balance sheets. Although the FHLBC no longer provides MITT Insurance with financing, MITT Insurance remains a member of the FHLBC. The Company is required to maintain a stock investment both for membership and for the level of advances from the FHLBC to the Company. Since the Company currently has no outstanding advances, approximately $8.0 million of its FHLBC activity based stock was redeemed as of December 31, 2016, and the Company retained only its membership based stock. At December 31, 2016 and December 31, 2015 the Company owned FHLBC stock totaling $2,000 and $8.0 million, respectively. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the "Other assets" line item on the Company’s consolidated balance sheets. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2016, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period and records the dividend in “Interest income” on its consolidated statement of operations. For the years ended December 31, 2016 and December 31, 2015, the Company recorded dividend income on its FHLBC stock of approximately $0.1 million and $0.1 million, respectively.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2016 and December 31, 2015, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of December 31, 2016, the Company had no positions in U.S. Treasury securities.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company has concluded the guidance will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company has concluded that the adoption of ASU 2014-15 did not have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2016 and December 31, 2015. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table details the Company’s real estate securities portfolio as of December 31, 2016:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$713,234,586	$28,338,222	$741,572,808	$3,672,057	$(5,517,144)	$739,727,721	3.64%	2.99%
Fixed Rate CMO	62,570,005	531,431	63,101,436	595,962	-	63,697,398	3.00%	2.80%
ARM	208,592,111	(1,633,175)	206,958,936	4,385,116	-	211,344,052	2.35%	2.84%
Interest Only	416,902,327	(375,843,483)	41,058,844	3,033,926	(1,198,215)	42,894,555	2.70%	8.26%
Credit Investments:
Non-Agency RMBS	1,255,224,713	(235,346,323)	1,019,878,390	28,705,591	(9,328,119)	1,039,255,862	4.31%	6.03%
Non-Agency RMBS Interest Only	449,759,113	(446,027,313)	3,731,800	33,512	(3,866)	3,761,446	0.25%	12.47%
ABS	22,025,000	(357,022)	21,667,978	100,247	(536,269)	21,231,956	5.43%	6.32%
CMBS	217,935,976	(56,549,776)	161,386,200	959,842	(2,830,108)	159,515,934	5.15%	6.16%
CMBS Interest Only	1,967,685,636	(1,916,198,928)	51,486,708	1,001,503	(351,485)	52,136,726	0.41%	6.48%
Total	$5,313,929,467	$(3,003,086,367)	$2,310,843,100	$42,487,756	$(19,765,206)	$2,333,565,650	2.18%	4.76%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for our real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item in the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table details the Company’s real estate securities portfolio as of December 31, 2015:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
20 Year Fixed Rate	$782,276,607	$34,905,903	$817,182,510	$6,674,932	$(3,720,150)	$820,137,292	3.76%	3.10%
30 Year Fixed Rate	76,098,478	672,376	76,770,854	1,254,658	-	78,025,512	3.00%	2.81%
Fixed Rate CMO	248,169,781	(2,658,877)	245,510,904	4,298,463	-	249,809,367	2.37%	2.84%
ARM	522,058,244	(468,676,886)	53,381,358	2,226,513	(2,138,390)	53,469,481	2.70%	7.56%
Interest Only
Credit Investments:	1,395,179,483	(183,015,256)	1,212,164,227	23,555,968	(11,462,911)	1,224,257,284	4.17%	5.56%
Non-Agency RMBS	465,387,354	(459,897,579)	5,489,775	351,842	(287,883)	5,553,734	0.12%	11.05%
ABS	56,264,253	(353,693)	55,910,560	236,424	(1,385,147)	54,761,837	5.26%	5.62%
CMBS	224,844,665	(89,380,593)	135,464,072	789,264	(1,382,362)	134,870,974	5.15%	6.28%
CMBS Interest Only	1,138,848,526	(1,124,644,529)	14,203,997	37,717	(163,998)	14,077,716	0.25%	6.67%
Total	$4,909,127,391	$(2,293,049,134)	$2,616,078,257	$39,425,781	$(20,540,841)	$2,634,963,197	2.52%	4.55%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item in the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on December 31, 2016 and December 31, 2015.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	$756,302,518	$(12,017,743)	$203,287,535	$(7,747,463)
December 31, 2015	905,669,623	(13,906,215)	154,287,673	(6,634,626)

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

For the year ended December 31, 2016 the Company recognized an OTTI charge of $17.2 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $3.3 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $13.9 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $13.9 million of OTTI recorded, $8.2 million related to securities where OTTI was not recognized in a prior year. For the year ended December 31, 2015 the Company recognized an OTTI charge of $8.1 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $8.1 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $8.1 million of OTTI recorded, $3.6 million related to securities where OTTI was not recognized in a prior year. For the year ended December 31, 2014 the Company recognized an OTTI charge of $4.8 million. Of the $4.8 million of OTTI recorded, $1.0 million pertains to certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The remaining $3.8 million of OTTI was recorded due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $4.8 million of OTTI recorded, $3.6 million related to securities where OTTI was not recognized in a prior year.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The decline in value of the remaining real estate securities is solely due to market conditions and not the credit quality of the assets. The investments in unrealized loss positions are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell the investments for regulatory or other reasons.

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of December 31, 2016:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$169,483,329	$170,533,908	2.09%
Greater than one year and less than or equal to five years	124,913,463	123,021,262	2.73%	28,514,942	27,995,835	2.23%	430,525,739	430,108,024	0.94%
Greater than five years and less than or equal to ten years	808,271,767	806,474,038	3.44%	14,379,613	13,063,009	5.14%	425,043,315	418,094,774	2.30%
Greater than ten years	81,583,941	82,137,880	3.10%	-	-	-	250,849,541	239,414,370	5.88%
Total	$1,014,769,171	$1,011,633,180	3.32%	$42,894,555	$41,058,844	2.70%	$1,275,901,924	$1,258,151,076	1.82%

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

For the year ended December 31, 2016, the Company sold 26 securities for total proceeds of $364.4 million, recording realized gains of $11.0 million and realized losses of $4.1 million. For the year ended December 31, 2015, the Company sold 70 securities for total proceeds of $762.0 million, recording realized gains of $12.7 million and realized losses of $4.9 million. For the year ended December 31, 2014, the Company sold 50 securities for total proceeds of $872.7 million, recording realized gains of $14.4 million and realized losses of $4.3 million.

See Notes 4 and 7 for amounts realized on sales of loans and the settlement of certain derivatives and other instruments, respectively.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company previously entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of December 31, 2016 and December 31, 2015, the resecuritized asset had an aggregate principal balance of $31.5 million and $40.0 million, respectively. As of December 31, 2016 and December 31, 2015, the resecuritized asset had an aggregate fair value of $27.4 million and $37.1 million, respectively. As of December 31, 2016 and December 31, 2015, the principal balance of the consolidated tranche was $21.6 million and $30.4 million, respectively. As of December 31, 2016 and December 31, 2015, the fair market value of the consolidated tranche was $21.5 million and $30.0 million, respectively, which is included in the Company’s consolidated balance sheets as “Non-Agency RMBS.” As of December 31, 2016 and December 31, 2015, the aggregate security has a weighted average coupon of 3.15% and 5.32%, respectively, and a weighted average yield of 6.73% and 6.14%, respectively. As of December 31, 2016 , and December 31, 2015, the Company has recorded secured financing of $21.5 million and $30.0 million, respectively, on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization. As of December 31, 2016 and December 31, 2015, the consolidated tranche had a weighted average life of 3.27 years and 4.04 years, respectively, and a weighted average yield of 3.87% and 3.67%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2016:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$53,827,336	$(16,491,472)	$37,335,864	$1,262,223	$(402,511)	$38,195,576	5.60%	8.74%	6.71

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

The table below summarizes certain aggregated pool level information pertaining to the Company’s residential mortgage loans:

	December 31, 2016		December 31, 2015
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$26,665,750	$35,645,382	$43,152,987	$56,424,387
Non-Performing	11,529,826	18,181,954	13,927,240	22,410,387
	$38,195,576	$53,827,336	$57,080,227	$78,834,774

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

For the year ended December 31, 2016, the Company recognized $2.2 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $2.2 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. Of the $2.2 million, $1.1 million related to one loan pool with an unpaid principal balance of $16.1 million, and an average fair market value of $16.7 million for the year ended December 31, 2016, where OTTI was not recognized in a prior year. The Company recognized $0.8 million and $1.4 million of interest income on certain non-performing and re-performing loan pools, respectively, where OTTI was taken during the year ended December 31, 2016.

For the year ended December 31, 2015, the Company recognized $0.6 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.6 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. The $0.6 million related to non-performing and re-performing loan pools with unpaid principal balances of $18.7 and $23.7 million, respectively, and average fair market values of $12.5 and $31.4 million, respectively, where OTTI was not previously recognized. The Company recognized $0.4 million and $0.5 million of interest income on certain non-performing and re-performing loan pools, respectively, during the time within the year ended December 31, 2015 that OTTI was taken. No OTTI was recorded on loans for the year ended December 31, 2014.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	December 31, 2016	December 31, 2015
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	98%	95%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	25%	20%
California	9%	9%
Florida	5%	6%
Maryland	6%	5%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Beginning Balance	$24,216,638	$38,008,263	$-
Additions	-	-	38,295,030
Accretion	(4,083,991)	(5,801,933)	(3,739,798)
Reclassifications from/(to) non-accretable difference	4,778,714	4,403,604	4,274,831
Disposals	(6,629,844)	(12,393,296)	(821,800)
Ending Balance	$18,281,517	$24,216,638	$38,008,263

As of December 31, 2016, the Company’s residential mortgage loan portfolio is comprised of 277 conventional loans with original loan balances between $9,000 and $1.1 million.

For the year ended December 31, 2016, the Company sold 62 loans for total proceeds of $35.6 million, with an additional $3.6 million on 22 unsettled loan sales as of year-end, recording realized gains of $3.5 million. For the year ended December 31, 2015, the Company sold 135 loans for total proceeds of $23.3 million, recording realized gains of $1.9 million. The Company did not sell any loans for the year ended December 31, 2014.

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2016:

				Gross Unrealized (1)			Weighted Average
Loan (2) (4) (9)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (7)	Yield	Life (Years) (8)	Stated Maturity Date	Extended Maturity Date (10)	Location
Loan B (3)	$32,800,000	$(1,294)	$32,798,706	$1,294	$-	$32,800,000	5.40%	5.65%	0.52	July 1, 2016	July 1, 2019	TX
Loan D (5) (11)	12,000,000	(211,692)	11,788,308	296,278	(84,586)	12,000,000	10.62%	14.33%	0.62	February 11, 2017	August 11, 2017	NY
Loan E (6)	16,000,000	(1,291,648)	14,708,352	560,448	-	15,268,800	9.05%	12.76%	4.33	April 9, 2017	April 9, 2021	Various
	$60,800,000	$(1,504,634)	$59,295,366	$858,020	$(84,586)	$60,068,800	7.39%	9.19%	1.54

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

(5) Loan D is a first mortgage loan. See below for further information. As of the stated maturity date, Loan D has been extended for an additional 6 months.

(6) Loan E is a mezzanine loan.

(7) Each commercial loan investment has a variable coupon rate.

(8) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(9) The Company has the contractual right to receive a balloon payment.

(10) Represents the maturity date of the last possible extension option.

(11) Loan D paid off in Q1 2017.

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860, therefore, the entire commercial loan has been recorded as an asset in the “Commercial loans, at fair value” line item on the Company’s consolidated balance sheets, referred to in the above table as “Loan D”. The weighted average coupon and yield on the commercial loan was 10.62% and 14.33%, respectively, at December 31, 2016. A $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on the Company’s consolidated balance sheets representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The weighted average coupon and yield on the Participation Interest was 10.62% and 21.70%, respectively, at December 31, 2016.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2015:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date (7)	Extended Maturity Date (8)	Location
Loan A (2)	$30,000,000	$(70,981)	$29,929,019	$70,981	$-	$30,000,000	6.52%	8.50%	0.44	June 5, 2017	June 5, 2019	FL
Loan B (3)	32,800,000	(38,441)	32,761,559	38,441	-	32,800,000	5.02%	5.72%	0.52	July 1, 2016	July 1, 2019	TX
Loan C (4)	10,000,000	(29,607)	9,970,393	29,607	-	10,000,000	13.50%	16.13%	1.19	February 1, 2017	February 1, 2018	NY
	$72,800,000	$(139,029)	$72,660,971	$139,029	$-	$72,800,000	6.80%	8.30%	0.58

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

(8) Represents the maturity date of the last possible extension option.

During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company recorded $0.4 million, $0.4 million, and $0.2 million of discount accretion, respectively.

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

The Company entered into a resecuritization transaction that resulted in the Company consolidating a VIE created with the SPE which was used to facilitate the transaction. The Company categorizes the fair value measurement of the consolidated tranche as Level 3.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of mortgages. Through this subsidiary, Arc Home is currently originating conforming, Government, Jumbo and other non-conforming residential mortgage loans and retaining the associated mortgage servicing rights, as well as purchasing additional mortgage servicing rights from third-party sellers. As a result of this acquisition, the Company transferred its investment in AG Arc from Level 1 into Level 3 during the year ended December 31, 2016.

In February 2016, the Company originated a $12.0 million commercial loan and transferred a 15% participation interest in the loan to an unaffiliated third party. The Company categorizes the fair value measurement of the commercial loan and consolidated participation interest as Level 3.

As a condition to membership in the FHLBC, members are required to purchase and hold a certain amount of FHLBC stock, which is considered a non-marketable, long-term investment. Because this stock can only be transacted at its par value, and only to the FHLBC, the Manager believes cost approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3. As part of the Final Rule mentioned previously, the Company will have to sell back all of its FHLBC stock at the discretion of the FHLBC.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2016:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$739,727,721	$-	$739,727,721
Fixed Rate CMO	-	63,697,398	-	63,697,398
ARM	-	211,344,052	-	211,344,052
Interest Only	-	42,894,555	-	42,894,555
Credit Investments:
Non-Agency RMBS	-	321,495,328	717,760,534	1,039,255,862
Non-Agency RMBS Interest Only	-	-	3,761,446	3,761,446
ABS	-	-	21,231,956	21,231,956
CMBS	-	28,726,319	130,789,615	159,515,934
CMBS Interest Only	-	-	52,136,726	52,136,726
Residential mortgage loans	-	-	38,195,576	38,195,576
Commercial loans	-	-	60,068,800	60,068,800
Excess mortgage servicing rights	-	-	412,648	412,648
Derivative assets	-	3,703,366	-	3,703,366
FHLBC stock	-	-	2,000	2,000
AG Arc	-	-	12,894,819	12,894,819
Total Assets Carried at Fair Value	$-	$1,411,588,739	$1,037,254,120	$2,448,842,859

Liabilities:
Securitized debt	$-	$-	$(21,491,710)	$(21,491,710)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Securities borrowed under reverse repurchase agreements	(22,365,000)	-	-	(22,365,000)
Derivative liabilities	(636,211)	(2,271,044)	-	(2,907,255)
Total Liabilities Carried at Fair Value	$(23,001,211)	$(2,271,044)	$(23,291,710)	$(48,563,965)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2016 and December 31, 2015.

The following tables present additional information about the Company’s assets or liabilities which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended

December 31, 2016

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$8,015,900	$-	$-	$-
Transfers (1):
Transfers into level 3	390,846,770	-	-	-	-	-	-	-	-	(316,580)	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	153,402,929	283,169	23,698,803	52,491,481	37,757,876	-	25,088,437	-	-	-	-	(1,564,266)
Capital contributions	-	-	-	-	-	-	-	-	-	13,570,173	-	-
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-	-	-	-	-	-
Proceeds from sales/redemptions	(103,457,555)	-	(8,130,670)	(2,100,960)	-	(15,997,159)	-	-	(8,013,900)	-	-	-
Proceeds from settlement	(184,959,975)	-	(49,960,590)	(9,836,954)	-	(3,224,378)	(40,000,000)	(150,057)	-	-	8,823,951	-
Total net gains/(losses) (4)
Included in net income	10,250,405	(2,075,457)	862,576	(788,370)	(2,801,977)	336,886	2,180,363	137,394	-	(358,774)	(268,800)	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$2,000	$12,894,819	$(21,491,710)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2016 (5)	$9,137,439	$(451,820)	$1,057,410	$(356,917)	$(2,801,977)	$(1,246,739)	$2,180,363	$137,394	$-	$(358,774)	$(268,800)	$(235,734)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$8,641,212
Unrealized gain/(loss) on derivative and other instruments, net	(504,534)
Net realized gain/(loss)	(539,392)
Equity in earnings/(loss) from affiliates	(358,774)
Total	$7,238,512

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$7,655,153
Unrealized gain/(loss) on derivative and other instruments, net	(504,534)
Equity in earnings/(loss) from affiliates	(358,774)
Total	$6,791,845

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

As indicated in the table above, during the year ended December 31, 2016, the Company transferred 27 Non-Agency RMBS securities and its securitized debt instrument into the Level 3 category from the Level 2 category and its investment in AG Arc into the Level 3 category from the Level 1 category under the fair value hierarchy of ASC 820. As indicated in the table above, for the year ended December 31, 2015, the Company transferred a Non-Agency RMBS into the Level 3 category from the Level 2 category of the fair value hierarchy under ASC 820. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of assets and liabilities for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2016 and December 31, 2015:

Asset Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.38% - 18.56% (4.88%)
			Projected Collateral Prepayments	0.00% - 35.00% (9.84%)
			Projected Collateral Losses	0.00% - 38.00% (5.22%)
Non-Agency RMBS	$694,948,644	Discounted Cash Flow	Projected Reperforming Rates	18.53% - 46.77% (33.39%)
			Projected Collateral Severities	0.00% - 100.00% (38.57%)
			Projected Timeline to Liquidation (Months)	16.13 - 23.09 (20.72)
	$22,811,890	Consensus Pricing	Offered Quotes	21.50 - 100.07 (78.89)
			Yield	17.50% - 17.50% (17.50%)
Non-Agency RMBS			Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
Interest Only	$3,761,446	Discounted Cash Flow	Projected Collateral Losses	0.50% - 0.50% (0.50%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	4.13% - 6.41% (4.94%)
			Projected Collateral Prepayments	1.50% - 40.00% (22.31%)
ABS	$21,231,956	Discounted Cash Flow	Projected Collateral Losses	0.00% - 2.00% (0.88%)
			Projected Collateral Severities	0.00% - 50.00% (9.81%)
			Yield	3.28% - 8.96% (6.03%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
CMBS	$121,056,008	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$9,733,607	Consensus Pricing	Offered Quotes	5.03 - 99.81 (68.64)
			Yield	2.51% - 9.31% (5.77%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
CMBS Interest Only	$52,136,726	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.50% - 8.00% (7.42%)
			Projected Collateral Prepayments	3.18% - 5.82% (4.51%)
Residential			Projected Collateral Losses	5.16% - 5.32% (5.18%)
Mortgage Loans	$38,195,576	Discounted Cash Flow	Projected Reperforming Rates	9.59% - 34.53% (22.91%)
			Projected Collateral Severities	25.19% - 84.80% (45.34%)
			Projected Timeline to Liquidation (Months)	12.32 - 29.85 (14.33)
			Yield	5.65% - 21.70% (7.98%)
Commercial Loans	$44,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 10 bps (6.16 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
	$15,268,800	Consensus Pricing	Offered Quotes	95.43 - 95.43 (95.43)
Excess Mortgage Servicing Rights	$412,648	Consensus Pricing	Offered Quotes	0.09 - 0.62 (0.55)
FHLBC stock	$2,000	**	Yield	4.00% - 4.00% (4.00%)
AG Arc	$12,894,819	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.36% - 3.36% (3.36%)
Securitized debt	$(21,491,710)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)
			Yield	21.70% - 21.70% (21.70%)
Loan participation	$(1,800,000)	Discounted Cash Flow	Credit Spread	10 bps - 10 bps (10 bps)
payable			Recovery Percentage*	100.00% - 100.00% (100.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2016.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.39% - 8.65% (5.03%)
Non-Agency RMBS	$446,399,612	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (6.36%)
			Projected Collateral Losses	0.00% - 38.00% (10.27%)
			Projected Collateral Severities	0.00% - 88.08% (31.22%)
	$5,278,348	Consensus Pricing	Offered Quotes	20.00 - 20.00 (20.00)
			Projected Collateral Prepayments	25.00% - 25.00% (25.00%)
Non-Agency RMBS	$3,147,788	Discounted Cash Flow	Projected Collateral Losses	1.00% - 1.00% (1.00%)
Interest Only			Projected Collateral Severities	10.00% - 10.00% (10.00%)
	$2,405,946	Consensus Pricing	Offered Quotes	0.90 - 0.90 (0.90)
			Yield	2.86% - 6.50% (4.77%)
ABS	$54,761,837	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 100.00% (79.96%)
			Projected Collateral Losses	0.00% - 8.30% (6.06%)
			Projected Collateral Severities	0.00% - 50.00% (10.98%)
			Yield	4.05% - 8.98% (5.70%)
CMBS	$87,424,412	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 20.00% (0.37%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,600,006	Consensus Pricing	Offered Quotes	3.66 - 4.34 (3.96)
			Yield	2.61% - 6.85% (5.20%)
CMBS Interest Only	$14,077,716	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.09% - 11.71% (7.22%)
Residential Mortgage Loans	$57,080,227	Discounted Cash Flow	Projected Collateral Prepayments	3.42% - 7.41% (6.54%)
			Projected Collateral Losses	6.32% - 12.26% (10.17%)
			Projected Collateral Severities	28.10% - 37.47% (34.05%)
			Yield	5.72% - 16.13% (8.30%)
Commercial Loans	$72,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 13.25 bps (6.54 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights	$425,311	Discounted Cash Flow	Yield	5.49% - 11.51% (6.33%)
FHLBC stock	$8,015,900	**	Yield	4.00% - 4.00% (4.00%)

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

In January 2016, the FHFA issued the Final Rule, which prevents MITT Insurance from renewing, extending or receiving any additional FHLBC Advances. As of December 31, 2016, the Company had no outstanding advances with the FHLBC. See Note 2 for more detail. Any FHLBC Advances reflected in the tables below are as of December 31, 2015.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2016:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$70,899,000	0.66%	3.5%	$73,485,225	$73,170,802	$191,554
30 days or less	961,185,000	1.79%	14.7%	1,164,241,469	1,152,472,020	3,851,520
31-60 days	465,776,000	1.23%	8.6%	514,624,485	512,633,509	1,607,435
61-90 days	129,119,000	1.69%	13.2%	151,989,415	151,567,289	399,702
Greater than 90 days	226,190,104	2.00%	5.9%	274,494,611	266,626,823	966,031
Total / Weighted Average	$1,853,169,104	1.63%	11.5%	$2,178,835,205	$2,156,470,443	$7,016,242

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

The Company had no FHLBC Advances as of December 31, 2016.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2016:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	25,544,702	3.27%	3.79%	30.3%	34,088,921	32,849,686	45,068
Total / Weighted Average	$25,544,702	3.27%	3.79%	30.3%	$34,088,921	$32,849,686	$45,068

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of December 31, 2016:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$-	-	-	-	$-	$-	$-
31-60 days	-	-	-	-	-	-	-
61-90 days	-	-	-	-	-	-	-
Greater than 90 days	21,796,000	2.91%	3.13%	33.5%	32,800,000	32,798,706	125,314
Total / Weighted Average	$21,796,000	2.91%	3.13%	33.5%	$32,800,000	$32,798,706	$125,314

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

The Company had no repurchase agreements secured by interests in U.S. Treasury securities as of December 31, 2016:

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Although repurchase agreements and FHLBC Advances are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral to fund margin calls. See Note 7 for details on collateral posted /received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under (i) repurchase agreements on December 31, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	December 31, 2016	December 31, 2015
Fair Value of investments pledged as collateral under repurchase agreements and FHLBC advances:
Agency RMBS (1)	$965,154,048	$1,128,962,588
Non-Agency RMBS	990,985,143	1,157,357,871
ABS	21,231,956	54,761,837
CMBS	201,464,058	142,852,162
Residential Mortgage Loans	31,031,107	50,686,922
Commercial Mortgage Loans	32,800,000	62,800,000
U.S. Treasury Securities	-	203,520,859
Cash pledged (i.e., restricted cash) as collateral under repurchase agreements	17,149,022	16,662,156
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	3,057,814	-
Total collateral pledged under Repurchase agreements and FHLBC advances	$2,262,873,148	$2,817,604,395

(1) Collateral for FHLBC advances consist solely of Agency RMBS

The following table presents information with respect to the Company’s total borrowings under (i) repurchase agreements on December 31, 2016 and (ii) repurchase agreements and FHLBC Advances on December 31, 2015, broken out by investment type:

	December 31, 2016	December 31, 2015
Repurchase agreements secured by:
Agency RMBS	$907,041,000	$676,679,000
Non-Agency RMBS	776,459,104	914,276,658
ABS	15,283,000	43,544,000
CMBS	154,386,000	104,699,000
Residential Mortgage Loans	25,544,702	50,606,302
Commercial Mortgage Loans	21,796,000	42,796,000
U.S. Treasury Securities	-	202,362,500
FHLBC advances secured by:
Agency RMBS	-	396,894,000
Gross Liability for Repurchase agreements and FHLBC advances	$1,900,509,806	$2,431,857,460

The following table presents both gross information and net information about repurchase agreements and FHLBC Advances eligible for offset in the consolidated balance sheets as of December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$1,900,509,806	$-	$1,900,509,806	$1,900,509,806	$-	$-

The Company had no FHLBC Advances as of December 31, 2016.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,034,963,460	$-	$2,034,963,460	$2,034,963,460	$-	$-
FHLBC advances	396,894,000	-	396,894,000	396,894,000	-	-
Total	$2,431,857,460	$-	$2,431,857,460	$2,431,857,460	$-	$-

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of December 31, 2016 and December 31, 2015 the Company had 37 and 37 financing counterparties under which it had outstanding debt with 23 and 21 counterparties, respectively.

The following table presents information at December 31, 2016 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$50,917,158	357	8%
JP Morgan Securities, LLC	34,885,263	160	5%

The following table presents information at December 31, 2015 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$59,863,639	543	9%
RBC (Barbados) Trading Bank Corporation	50,746,844	44	8%
JP Morgan Securities, LLC	46,211,970	187	7%
Credit Suisse Securities, LLC	41,857,734	44	6%
Citigroup Global Markets Inc.	35,168,032	23	5%

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as Non-Agency RMBS. The Second Renewal amends the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo in 2014. Each transaction under the Second Renewal will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal includes a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notifies AG MIT and AG MIT CMO that it has decided not to renew, at which point the agreement will terminate 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. At the request of AG MIT and AG MIT CMO, Wells Fargo may grant a 90 day extension of the maturity date. The Second Renewal contains representations, warranties, covenants, events of default and indemnities that are substantially identical to those in the previous repurchase agreements and are customary for agreements of this type. As of December 31, 2016, the Company had $93.4 million of debt outstanding under this facility. As of December 31, 2015, the Company had $102.3 million of debt outstanding under this facility.

On February 23, 2017, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Five of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 23, 2018 and a facility termination date of February 22, 2019. The WFB1 Repurchase Agreement lowered the maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement from $100.0 million to $50.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal. As of December 31, 2016, the Company had $25.5 million of debt outstanding under the WFB1 Repurchase Agreement. As of December 31, 2015, the Company had $50.6 million of debt outstanding under the WFB1 Repurchase Agreement.

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Omnibus Amendment”) with Wells Fargo. The Omnibus Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Omnibus Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Omnibus Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The Omnibus Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal. As of December 31, 2016, the Company had $21.8 million of debt outstanding under this facility. As of December 31, 2015, the Company had $42.8 million of debt outstanding under this facility.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

7. Derivatives

The Company’s derivatives included or may include interest rate swaps (“swaps”), swaptions, TBAs, MBS options, Eurodollar Futures and U.S. Treasury Futures (collectively, “Futures”), IO Indexes and linked transactions. Derivatives have not been designated as hedging instruments. The Company may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the fair value of the Company’s derivative and other instruments and their balance sheet location as of December 31, 2016 and December 31, 2015.

Derivatives and Other Instruments	Designation	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(1,847,219)	$(6,722,170)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	3,703,366	1,755,467
TBAs	Non-Hedge	Derivative liabilities, at fair value	(423,825)	(141,600)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	(636,211)
Long positions on U.S. Treasuries	Non-Hedge	U.S. Treasury securities, at fair value	-	223,434,922
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(22,365,000)	-

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements as of December 31, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	December 31, 2016	December 31, 2015
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$644,000,000	$969,000,000
Net notional amount of TBAs	(25,000,000)	75,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(141,500,000)	-
Notional amount of long positions on U.S. Treasuries	-	226,000,000
Notional amount of short positions on U.S. Treasuries	(24,000,000)	-

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Year Ended	Year Ended	Year Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	December 31, 2016	December 31, 2015	December 31, 2014
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$5,009,458	$(8,018,902)	$(52,615,387)
Interest rate swaps, at fair value	Net realized gain/(loss)	(10,938,839)	(11,728,954)	(3,458,409)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	(82,102)
Swaptions, at fair value	Net realized gain/(loss)	-	-	(546,750)
Long positions on Eurodollar Futures	Net realized gain/(loss)	(1,045,697)	-	-
Short positions on Eurodollar Futures	Net realized gain/(loss)	2,104,465	-	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	(582,876)	-	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(639,030)	-	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	2,140,886	-	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(282,225)	(1,622,070)	1,480,471
TBAs	Net realized gain/(loss)	2,771,406	1,909,844	5,500,859
IO Index, at fair value	Net realized gain/(loss)	-	-	(1,770,548)
MBS Options, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	-	-	38,774
MBS Options, at fair value	Net realized gain/(loss)	-	-	19,531
Linked transactions	Income/(loss) from linked transactions, net	-	-	12,503,516
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	2,588,711	(2,588,711)	-
Long positions on U.S. Treasuries	Net realized gain/(loss)	3,241,250	(5,284,258)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	1,724,922	-	(12,935)
Short positions on U.S. Treasuries	Net realized gain/(loss)	280,625	(3,013,867)	(1,407,255)

(1) For the year ended December 31, 2016, gains and losses from purchases and sales of TBAs consisted of $0.3 million, of net TBA dollar roll net interest income, and net gains of $2.2 million, due to price changes. For the year ended December 31, 2015, gains and losses from purchases and sales of TBAs consisted of $2.2 million, of net TBA dollar roll net interest income, and net losses of $1.9 million, due to price changes. For the year ended December 31, 2014, gains and losses from purchases and sales of TBAs consisted of $3.5 million, of net TBA dollar roll net interest income, and net gains of $3.5 million, due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of December 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$22,680,000	$-	$22,680,000	$22,365,000	$-	$315,000

Derivative Assets (1)
Interest Rate Swaps	$4,559,134	$-	$4,559,134	$-	$879,575	$3,679,559
Total Derivative Assets	$4,559,134	$-	$4,559,134	$-	$879,575	$3,679,559

Derivative Liabilities (2)
Interest Rate Swaps	$(1,705,865)	$-	$(1,705,865)	$-	$(1,705,865)	$-
U.S. Treasury Futures - Short	(636,211)	-	(636,211)	-	(636,211)	-
TBAs	(423,824)	-	(423,824)	(423,824)	-	-
Total Derivative Liabilities	$(2,765,900)	$-	$(2,765,900)	$(423,824)	$(2,342,076)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $4,559,134 less accrued interest of $(855,768) for a total of $3,703,366.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $(2,765,900) plus accrued interest of $(141,355) for a total of $(2,907,255).

The following table presents both gross information and net information about derivative instruments eligible for offset in the consolidated balance sheets as of December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$3,195,522	$-	$3,195,522	$-	$1,820,022	$1,375,500
Total Derivative Assets	$3,195,522	$-	$3,195,522	$-	$1,820,022	$1,375,500

Derivative Liabilities (3)
Interest Rate Swaps	$(5,351,711)	$-	$(5,351,711)	$-	$(5,351,711)	$-
TBAs	(141,600)	-	(141,600)	(141,600)	-	-
Total Derivative Liabilities	$(5,493,311)	$-	$(5,493,311)	$(141,600)	$(5,351,711)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $3,195,522 less accrued interest of $1,440,055 for a total of $1,755,467.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $(5,493,311) plus accrued interest of $(1,370,459) for a total of $(6,863,770).

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of December 31, 2016, the Company pledged real estate securities with a fair value of $7.1 million and cash of $9.4 million as collateral against certain derivatives The Company’s counterparties posted cash of $0.9 million to it as collateral for certain derivatives. As of December 31, 2015, the Company pledged real estate securities with a fair value of $4.9 million and cash of $15.3 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.8 million to it as collateral for certain derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2016:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	0.89%	0.84
2019	170,000,000	1.36%	0.91%	2.88
2020	115,000,000	1.59%	0.90%	3.20
2021	60,000,000	1.86%	0.96%	4.94
2022	53,000,000	1.69%	0.94%	5.69
2023	85,000,000	2.30%	0.94%	6.43
2025	30,000,000	2.48%	0.94%	8.43
2026	95,000,000	2.17%	0.92%	9.90
Total/Wtd Avg	$644,000,000	1.74%	0.92%	5.01

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The Company’s maximum exposure to loss related to its TBAs is the net payable amount on its TBA transactions until the settlement date. As of December 31, 2016, the Company’s maximum exposure to loss on TBAs was $51.4 million. As of December 31, 2015, the Company’s maximum exposure to loss on TBAs was $77.5 million.

The following table presents information about the Company’s TBAs for the years ended December 31, 2016, December 31, 2015, and December 31, 2014:

For the Year Ended December 31, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$429,000,000	$(454,000,000)	$50,000,000	$51,250,000	$(51,427,734)	$-	$(177,734)
TBAs - Short	$-	$705,000,000	$(780,000,000)	$(75,000,000)	$(74,589,840)	$74,343,750	$-	$(246,090)

For the Year Ended December 31, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$1,092,000,000	$(1,242,000,000)	$75,000,000	$77,361,330	$(77,502,930)	$-	$(141,600)
TBAs - Short	$-	$254,000,000	$(254,000,000)	$-	$-	$-	$-	$-

For the Year Ended December 31, 2014
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$1,081,000,000	$(856,000,000)	$225,000,000	$236,720,705	$(235,240,234)	$1,480,471	$-
TBAs - Short	$-	$751,000,000	$(751,000,000)	$-	$-	$-	$-	$-

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

The Company has adopted the guidance under ASU 2014-11 as of January 1, 2015. This change had no effect on net income or stockholders’ equity, but did impact the amounts reported on the consolidated balance sheets and the consolidated statement of operations. The Company has disaggregated amounts previously netted together in the “Linked transactions, net, at fair value” line item on the consolidated balance sheets and has presented these amounts gross. As of January 1, 2015, the Company made a cumulative-effect adjustment to transfer real estate securities with values of $124.9 million and $14.9 million to the “Non-Agency” and “CMBS” line items, respectively, and to transfer secured borrowings of $113.4 million to the “Repurchase agreements” line item on the consolidated balance sheets. As part of the cumulative-effect adjustment the Company also transferred interest receivable and payable of $0.4 million and $0.1 million to the “Interest receivable” and “Interest payable” line items, respectively. There was no effect on prior periods as the FASB did not require full retrospective application. As a result, disclosures for periods prior to January 1, 2015 will not be comparable to disclosures subsequent to that date.

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

The following table presents certain information related to the securities accounted for as a part of linked transactions for the year ended December 31, 2014:

		For the Year Ended December 31, 2014
Instrument	Fair Value	Net Interest Income	Unrealized Loss	Net Realized Gain	Amount Included in Statement of Operations	Weighted Average Coupon	Weighted Average Life
Non-Agency RMBS	$124,873,523	$8,689,418	$(5,819,864)	$7,717,452	$10,587,006	3.87%	5.60
CMBS	14,904,740	861,288	235,185	820,037	1,916,510	2.12%	0.76
Total	$139,778,263	$9,550,706	$(5,584,679)	$8,537,489	$12,503,516	3.69%	5.12

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

As of December 31, 2016, December 31, 2015, and December 31, 2014 the Company’s outstanding warrants and unvested restricted common stock units were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Outstanding warrants	1,007,500	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	20,003	40,006	60,000

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

Shares of restricted stock held by the Manager and independent directors accrue dividends, but are not paid until vested and are therefore not considered to be participating shares. Restricted stock units granted to the manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of these shares and restricted stock units are only included in diluted weighted average common shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$50,213,355	$349,121	$95,926,152

Denominator:
Basic weighted average common shares outstanding	27,952,185	28,398,718	28,379,782
Dilutive effect of restricted stock units	926	11,190	44,386
Dilutive weighted average common shares outstanding	27,953,111	28,409,908	28,424,168

Basic Earnings/(Loss) Per Share of Common Stock:	$1.80	$0.01	$3.38
Diluted Earnings/(Loss) Per Share of Common Stock:	$1.80	$0.01	$3.37

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail our common stock dividends during the years ended December 31, 2016, 2015 and 2014:

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

2014
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/5/2014	3/18/2014	4/28/2014	$0.60
6/9/2014	6/19/2014	7/28/2014	0.60
9/11/2014	9/22/2014	10/27/2014	0.60
12/4/2014	12/18/2014	1/27/2015	0.60

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail our preferred stock dividends during the years ended December 31, 2016, 2015 and 2014:

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563
8.25% Series A	11/16/2016	11/30/2016	12/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50
8.00% Series B	11/16/2016	11/30/2016	12/19/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

2014
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2014	2/28/2014	3/17/2014	$0.51563
8.25% Series A	5/15/2014	5/30/2014	6/17/2014	0.51563
8.25% Series A	8/14/2014	8/29/2014	9/17/2014	0.51563
8.25% Series A	11/12/2014	11/28/2014	12/17/2014	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2014	2/28/2014	3/17/2014	$0.50
8.00% Series B	5/15/2014	5/30/2014	6/17/2014	0.50
8.00% Series B	8/14/2014	8/29/2014	9/17/2014	0.50
8.00% Series B	11/12/2014	11/28/2014	12/17/2014	0.50

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

For the years ended December 31, 2016, and 2015, the Company elected to satisfy the REIT distribution requirements in part with a dividend paid in 2017, and 2016, respectively. In conjunction with this, the Company accrued an excise tax of $1.7 million, and $1.7 million, respectively, which is included in the “Taxes payable” line item on the consolidated balance sheets.

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

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014 all income distributed was in the form of common and preferred dividends and was characterized as ordinary income.

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2016, 2015 or 2014. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2016 and December 31, 2015, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company incurred management fees of $9.8 million, $10.0 million and $10.1 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) for the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2016, December 31, 2015, and December 31, 2014, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Expense reimbursement

The Company is required to reimburse the Manager or its affiliates for operating expenses which are incurred by the Manager, or its affiliates on behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by the Company’s board of directors.

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

For the year ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company expensed in to Other operating expenses $6.0 million, $7.1 million, and $6.9 million, respectively, of reimbursable expenses payable to the Manager or its affiliates.

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

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, 277,500 shares of common stock were available to be awarded. As of December 31, 2016, 133,590 shares of common stock were available to award under the plan. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the board of directors or the compensation committee, as applicable) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goal, or a combination of both. The board of directors or the compensation committee, as applicable, also has authority to provide for accelerated vesting upon the occurrence of certain events.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015, and July 1, 2016, approximately 20,000 restricted stock units vested and as of December 31, 2016, approximately 20,000 restricted stock units remain unvested.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Director compensation

For the year ended December 31, 2016, the Company paid a $90,000 annual base director’s fee to each independent director. Base director’s fees are paid two-thirds in cash and one-third in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board.

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the year ended December 31, 2016:

	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	69,348	19.72
Granted (1)	8,636	13.88
Cancelled/forfeited	-	-
Unrestricted	(20,003)	14.48
Outstanding at end of year	57,981	20.66
Unvested at end of year	20,003	18.86

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

During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, 28,639, 26,910 and 20,360 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2016, the Company had unrecognized compensation expense of $0.2 million related to restricted stock units. The total fair value of restricted shares and units vested for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was approximately $0.4 million, $0.5 million and $0.4 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense on December 31, 2016 is expected to be recognized over a weighted average period of 6 months.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company capitalized equity based compensation expense of $0.4 million, $0.3 million and $0.4 million during years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, associated with the amortization of restricted stock and restricted stock units.

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

Arc Home

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans and retains the associated mortgage servicing rights, as well as purchases additional mortgage servicing rights from third-party sellers and is led by an external management team.

Its investment is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets and had a fair value of $12.9 million and $(0.3) million on December 31, 2016 and December 31, 2015, respectively.

On March 8, 2016, an affiliate of the Manager (the “Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc, which resulted in the ownership interest of the Company in AG Arc being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, the Company’s overall commitment to Arc Home was reduced to $13.4 million.

Arc Home may sell loans that it originates to the Company, to third parties or to affiliates of the Manager and may also enter into agreements with the Company, third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to its MSRs. In September and October of 2016, Arc Home entered into agreements with an affiliate of the Manager to sell rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $10.7 million. For the year ended December 31, 2016, the fees received by Arc Home from affiliates of the Manager totaled less than $120,000.

Transactions with affiliates

In May 2015, the Company completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which the Company held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of $3.1 million as of the date of the securitization. The Company completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which the Company held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of a fair value of $5.1 million as of the date of the securitization. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. The Company obtained third party pricing for each transaction.

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company's Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets with a fair value of $7.1 million as of the date of the purchase.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company engages asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. There were no changes to Red Creek’s fee rates in 2016. For the year ended December 31, 2016, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $0.3 million. For the year ended December 31, 2015, the fees paid by the Company to the Asset Manager totaled less than $120,000. No fees were paid to the Asset Manager for the year ended December 31, 2014.

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

11. Equity

On July 13, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC, offering up to $1.0 billion of our securities, including capital stock. The registration statement was declared effective on July 20, 2012. On May 6, 2015, the Company filed a new shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On December 31, 2016, the entire $750.0 million of the Company’s securities, including capital stock was available for issuance under the registration statement.

On September 6, 2012, the Company entered into an equity distribution agreement with each of Mitsubishi UFJ Securities (USA), Inc., JMP Securities LLC and Brinson Patrick Securities Corporation (the “Sales Agents”), which the Company refers to as the Equity Distribution Agreements, pursuant to which the Company may sell up to 3,000,000 shares of common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of December 31, 2016, the Company had sold 1,254,854 shares of common stock through the Sales Agents for net proceeds of approximately $31.3 million with the last sale settling on June 13, 2013. This equity distribution agreement is no longer available for our use after the expiration of our previous shelf registration statement in 2015.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and is set to expire on July 6, 2018. No warrants were exercised for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2016, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The Company is incorporated in the State of Maryland and under the laws of that state, shares of its own stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. For the year ended December 31, 2016, the Company repurchased 614,695 shares of common stock at a total cost of approximately $8.7 million and at an average cost per share of $14.20, including brokerage, commissions and clearing fees. As of December 31, 2016, approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. For the year ended December 31, 2015, the Company repurchased 126,715 shares of common stock at a total cost of approximately $1.7 million and at an average cost per share of $13.19, including brokerage, commissions and clearing fees.

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program for the year ended December 31, 2016.

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

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program for the year ended December 31, 2015:

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

(3) The maximum dollar amount authorized was $25.0 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Commitments and contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant commitments and contingencies on December 31, 2016 and December 31, 2015.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. The capital commitment to Arc Home is $30.0 million, of which the Company’s share is $13.4 million. The Company has funded all of this commitment as of December 31, 2016.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Quarterly results (Unaudited)

Summarized quarterly results of operations were as follows:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Statement of Operations Data:
Net Interest Income
Interest income	$30,697,158	$30,200,296	$30,573,134	$31,535,524
Interest expense	8,560,299	8,396,997	8,525,365	8,302,370
	22,136,859	21,803,299	22,047,769	23,233,154

Other Income
Net realized gain/(loss)	(12,986,658)	(5,317,085)	9,578,488	(1,665,863)
Realized loss on periodic interest settlements of derivative instruments, net	(2,377,775)	(1,607,539)	(1,034,251)	(990,073)
Unrealized gain/(loss) on real estate securities and loans, net	8,840,770	10,958,117	13,461,216	(30,587,677)
Unrealized gain/(loss) on derivative and other instruments, net	(11,956,002)	202,572	6,961,061	13,405,453
Other income	25,391	1,995	341,345	5,171
	(18,454,274)	4,238,060	29,307,859	(19,832,989)

Expenses
Management fee to affiliate	2,450,143	2,420,782	2,451,387	2,487,115
Other operating expenses	3,046,812	2,664,252	2,870,662	1,708,787
Servicing fees	130,370	106,974	121,806	44,979
Equity based compensation to affiliate	54,971	87,183	75,774	80,664
Excise tax	375,000	375,000	238,167	525,000
	6,057,296	5,654,191	5,757,796	4,846,545

Income/(loss) before equity in earnings/(loss) from affiliates	(2,374,711)	20,387,168	45,597,832	(1,446,380)
Equity in earnings/(loss) from affiliates	(69,716)	689,973	534,133	364,472
Net Income/(Loss)	(2,444,427)	21,077,141	46,131,965	(1,081,908)

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$(5,811,781)	$17,709,787	$42,764,611	$(4,449,262)

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.21)	$0.63	$1.54	$(0.16)
Diluted	$(0.21)	$0.63	$1.54	$(0.16)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Statement of Operations Data:
Net Interest Income
Interest income	$36,380,265	$37,278,271	$33,506,151	$34,108,727
Interest expense	7,514,178	7,574,429	8,506,994	7,634,768
	28,866,087	29,703,842	24,999,157	26,473,959

Other Income
Net realized gain/(loss)	(9,649,926)	(2,153,328)	(4,710,086)	(634,729)
Realized loss on periodic interest settlements of derivative instruments, net	(3,461,227)	(3,228,729)	(3,340,497)	(3,174,431)
Unrealized gain/(loss) on real estate securities and loans, net	11,259,718	(22,256,001)	7,238,103	(28,733,677)
Unrealized gain/(loss) on derivative and other instruments, net	(8,920,798)	5,798,988	(19,523,287)	10,464,596
Other income	33,318	14,885	13,425	4,622
	(10,738,915)	(21,824,185)	(20,322,342)	(22,073,619)

Expenses
Management fee to affiliate	2,507,090	2,502,091	2,481,816	2,480,290
Other operating expenses	3,077,998	3,285,942	3,390,191	2,602,513
Servicing fees	208,317	159,884	188,424	114,621
Equity based compensation to affiliate	76,680	36,738	51,069	-
Excise tax	375,000	375,000	375,000	375,000
	6,245,085	6,359,655	6,486,500	5,572,424

Income/(loss) before equity in earnings/(loss) from affiliates	11,882,087	1,520,002	(1,809,685)	(1,172,084)
Equity in earnings/(loss) from affiliates	881,355	320,442	1,512,037	684,383
Net Income/(Loss)	12,763,442	1,840,444	(297,648)	(487,701)

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$9,396,088	$(1,526,910)	$(3,665,002)	$(3,855,055)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.33	$(0.05)	$(0.13)	$(0.14)
Diluted	$0.33	$(0.05)	$(0.13)	$(0.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

March 1, 2017	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

March 1, 2017	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2017	By:	/s/ DAVID N. ROBERTS
David Roberts Director, Chief Executive Officer and Chief Investment Officer

March 1, 2017	By:	/s/ JONATHAN LIEBERMAN
Jonathan Lieberman Director and President

March 1, 2017	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Director

March 1, 2017	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg Director

March 1, 2017	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

March 1, 2017	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

March 1, 2017	By:	/s/ PETER LINNEMAN
Peter Linneman Director

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-K

December 31, 2016

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

