Form 10-Q
period 2017-03-31
AG Mortgage Investment Trust, Inc.
filed 2017-05-04
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-35151

AG MORTGAGE INVESTMENT TRUST, INC.

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(212) 692-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐   Accelerated filer ☒   Non-Accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of April 24, 2017, there were 27,705,230 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Real estate securities, at fair value:
Agency - $985,926,267 and $972,232,174 pledged as collateral, respectively	$1,139,152,159	$1,057,663,726
Non-Agency - $969,704,864 and $990,985,143 pledged as collateral, respectively	1,027,984,430	1,043,017,308
ABS - $21,165,442 and $21,231,956 pledged as collateral, respectively	21,165,442	21,231,956
CMBS - $171,509,042 and $201,464,058 pledged as collateral, respectively	187,197,255	211,652,660
Residential mortgage loans, at fair value - $32,176,699 and $31,031,107 pledged as collateral, respectively	36,255,911	38,195,576
Commercial loans, at fair value - $32,800,000 pledged as collateral	58,274,488	60,068,800
Investments in debt and equity of affiliates	69,535,781	72,215,919
Excess mortgage servicing rights, at fair value	1,056,123	412,648
Cash and cash equivalents	29,647,529	52,469,891
Restricted cash	22,731,213	26,583,527
Interest receivable	8,780,704	8,570,383
Receivable on unsettled trades - $12,881,953 and $3,057,814 pledged as collateral, respectively	12,884,982	3,633,161
Receivable under reverse repurchase agreements	-	22,680,000
Derivative assets, at fair value	1,676,948	3,703,366
Other assets	4,097,327	5,600,341
Due from broker	198,036	945,304
Total Assets	$2,620,638,328	$2,628,644,566

Liabilities
Repurchase agreements	$1,879,342,522	$1,900,509,806
Securitized debt, at fair value	19,948,739	21,491,710
Loan participation payable, at fair value	-	1,800,000
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	-	22,365,000
Payable on unsettled trades	31,829,741	-
Interest payable	2,450,653	2,570,854
Derivative liabilities, at fair value	2,504,861	2,907,255
Dividend payable	13,158,404	13,157,573
Due to affiliates	4,349,723	3,967,622
Accrued expenses	1,007,292	1,068,779
Taxes payable	426,883	1,717,883
Due to broker	1,013,801	1,211,694
Total Liabilities	1,956,032,619	1,972,768,176

Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 27,701,902 and 27,700,154 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	277,019	277,002
Additional paid-in capital	576,413,720	576,276,322
Retained earnings/(deficit)	(73,299,035)	(81,890,939)
Total Stockholders’ Equity	664,605,709	655,876,390

Total Liabilities & Stockholders’ Equity	$2,620,638,328	$2,628,644,566

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net Interest Income
Interest income	$27,959,892	$30,697,158
Interest expense	8,161,412	8,560,299
	19,798,480	22,136,859

Other Income
Net realized gain/(loss)	(2,428,087)	(12,986,658)
Realized loss on periodic interest settlements of derivative instruments, net	(1,609,977)	(2,377,775)
Unrealized gain/(loss) on real estate securities and loans, net	12,750,564	8,840,770
Unrealized gain/(loss) on derivative and other instruments, net	(125,872)	(11,956,002)
Other income	28,037	25,391
	8,614,665	(18,454,274)

Expenses
Management fee to affiliate	2,475,816	2,450,143
Other operating expenses	2,793,234	3,046,812
Servicing fees	76,001	130,370
Equity based compensation to affiliate	77,478	54,971
Excise tax	375,000	375,000
	5,797,529	6,057,296

Income/(loss) before equity in earnings/(loss) from affiliates	22,615,616	(2,374,711)
Equity in earnings/(loss) from affiliates	2,502,046	(69,716)
Net Income/(Loss)	25,117,662	(2,444,427)

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$21,750,308	$(5,811,781)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.79	$(0.21)
Diluted	$0.78	$(0.21)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,701,902	28,271,930
Diluted	27,709,037	28,271,930

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(119,606)	(1,196)	-	-	(1,536,539)	-	(1,537,735)
Grant of restricted stock and amortization of equity based compensation	2,324	23	-	-	84,912	-	84,935
Common dividends declared	-	-	-	-	-	(13,423,355)	(13,423,355)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	(2,444,427)	(2,444,427)
Balance at March 31, 2016	28,168,928	$281,690	$49,920,772	$111,293,233	$583,130,368	$(98,369,286)	$646,256,777

Balance at January 1, 2017	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390
Grant of restricted stock and amortization of equity based compensation	1,748	17	-	-	137,398	-	137,415
Common dividends declared	-	-	-	-	-	(13,158,404)	(13,158,404)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	25,117,662	25,117,662
Balance at March 31, 2017	27,701,902	$277,019	$49,920,772	$111,293,233	$576,413,720	$(73,299,035)	$664,605,709

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income/(loss)	$25,117,662	$(2,444,427)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	913,608	2,325,974
Net realized (gain)/loss	2,428,087	12,986,658
Unrealized (gains)/losses on real estate securities and loans, net	(12,750,564)	(8,840,770)
Unrealized (gains)/losses on derivative and other instruments, net	125,872	11,956,002
Equity based compensation to affiliate	77,478	54,971
Equity based compensation expense	59,937	29,964
Change in operating assets/liabilities:
Interest receivable	(211,830)	(21,029)
Other assets	(230,376)	386,237
Due from broker	20,628	(57,492)
Interest payable	1,918,238	(81,489)
Due to affiliates	382,101	(133,248)
Accrued expenses	(61,487)	(377,725)
Taxes payable	(1,291,000)	(1,135,000)
Net cash provided by (used in) operating activities	16,498,354	14,648,626

Cash Flows from Investing Activities
Purchase of real estate securities	(218,093,692)	(19,691,051)
Origination of commercial loans	-	(10,428,437)
Purchase of commercial loans	(10,270,833)	-
Purchase of U.S. Treasury securities	-	(358,417,649)
Purchase of excess mortgage servicing rights	(563,826)	-
Investments in debt and equity of affiliates	-	(847,210)
Proceeds from sales of real estate securities	119,058,418	29,872,376
Proceeds from sales of residential mortgage loans	4,512,819	23,267,693
Proceeds from sales of U.S. treasury securities	-	155,434,431
Distributions received from investments in debt and equity of affiliates	2,664,032	308,492
Principal repayments on real estate securities	84,658,215	69,516,938
Principal repayments on commercial loans	12,301,688	-
Principal repayments on residential mortgage loans	673,963	326,292
Net proceeds from/(payments made) on reverse repurchase agreements	22,680,932	-
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(22,413,242)	-
Net settlement of interest rate swaps and other instruments	(2,010,157)	(2,893,517)
Net settlement of TBAs	(242,031)	205,664
Cash flows provided by/(used in) other investing activities	1,987,792	174,139
Restricted cash provided by/(used in) investing activities	(4,509,621)	(1,144,043)
Net cash provided by/(used in) investing activities	(9,565,543)	(114,315,882)

Cash Flows from Financing Activities
Repurchase of common stock	-	(2,736,322)
Borrowings under repurchase agreements	6,201,064,049	25,749,833,423
Borrowings under FHLBC advances	-	147,215,991
Repayments of repurchase agreements	(6,223,001,433)	(25,227,880,683)
Repayments of FHLBC advances	-	(544,109,991)
Proceeds from transfer of loan participation	-	1,564,266
Repayments of loan participation	(1,800,000)	-
Net collateral received from/(paid to) derivative counterparty	(204,004)	(13,538,936)
Net collateral received from/(paid to) repurchase counterparty	10,711,142	622,447
Dividends paid on common stock	(13,157,573)	(13,496,139)
Dividends paid on preferred stock	(3,367,354)	(3,367,354)
Net cash provided by/(used in) financing activities	(29,755,173)	94,106,702

Net change in cash and cash equivalents	(22,822,362)	(5,560,554)
Cash and cash equivalents, Beginning of Period	52,469,891	46,253,291
Cash and cash equivalents, End of Period	$29,647,529	$40,692,737

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$7,884,141	$7,877,486
Cash paid for income tax	$1,715,729	$1,563,625
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$13,158,404	$13,423,355
Decrease in securitized debt	$1,575,619	$1,713,596
Transfer from residential mortgage loans to other assets	$924,712	$717,815
Transfer from investments in debt and equity of affiliates to CMBS	$-	$3,103,111

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair statement for the interim period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of March 31, 2017 and December 31, 2016, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements and is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or repurchase agreement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin on centrally cleared derivatives. See Note 7 for more detail.

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

March 31, 2017

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

Any unrealized losses on securities at March 31, 2017 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

March 31, 2017

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of March 31, 2017 and December 31, 2016, these investments had a fair market value of $65.0 million and $69.0 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company invests in Arc Home through AG Arc, and has chosen to make a fair value election on AG Arc pursuant to ASC 825. As of March 31, 2017 and December 31, 2016, the Company’s interest in AG Arc had a fair market value of $13.0 and $12.9 million, respectively. See Note 10 for more detail.

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

Excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to excess mortgage servicing rights (“Excess MSRs”). The Company has chosen to make a fair value election pursuant to ASC 825 for Excess MSRs. Excess MSRs are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on derivative and other instruments, net.”

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

March 31, 2017

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

On February 12, 2016, the Company originated a $12.0 million commercial loan and at closing, transferred a 15% or $1.8 million interest in the loan to an unaffiliated third party. The Company, as transferor, evaluated the transfer under ASC 860-10, and concluded the transferred participation interest should be accounted for as a secured borrowing. The Company has recorded the $12.0 million commercial loan on its consolidated balance sheets as an asset in the “Commercial loans, at fair value” line item. The Company has recorded a $1.8 million liability in the “Loan participation payable, at fair value” line item representing the transfer of the participation interest. The Company has chosen to make a fair value election on the consolidated interest pursuant to ASC 825. The holder of the participation interest has no recourse to the general credit of the Company. The commercial loan was paid off in full during the three months ended March 31, 2017. The principal and interest due on the loan participation was paid from these proceeds. See Note 4 for more detail.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS, exclusive of interest-only securities), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes premiums on its securities. If actual and anticipated cash flows differ from previous estimates, the Company recognizes a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. Upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives and settle all other business transactions in accordance with the Final Rule. In addition, all FHLB stock held by the terminated Excluded Captive will be repurchased or redeemed at the FHLB’s discretion. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of March 31, 2017, the Company had no outstanding advances with the FHLBC. See the “Other investments” section below for a discussion on FHLBC stock.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2017 and December 31, 2016, the Company has met all margin call requirements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

Other investments

At March 31, 2017 and December 31, 2016 the Company owned FHLBC stock totaling $2,000. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the “Other assets” line item on the Company’s consolidated balance sheets. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2017, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period and records the dividend in “Interest income” on its consolidated statement of operations. For the three months ended March 31, 2017 and March 31, 2016, the Company recorded dividend income on its FHLBC stock of approximately $0.0 million and $0.1 million, respectively.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2017 and December 31, 2016, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of March 31, 2017, and December 31, 2016, the Company had no positions in U.S. Treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remain sufficient to protect the Company in the event of a default by a counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations.

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

March 31, 2017

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” (“ASU 2016-13”). ASU 2016-13 introduces a new model related to the accounting for credit losses on instruments, specifically, financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, requiring an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity’s assumptions, and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization of Purchased Callable Debt Securities” (“ASU 2017-08”). The amendments in this update require purchase premiums for investments in debt securities that are noncontingently callable by the issuer (at a fixed price and preset date) to be amortized to the earliest call date. Previously, purchase premiums for such investments were permitted to be amortized to the instrument’s maturity date. ASU 2017-08 is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2017 and December 31, 2016. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

The following table details the Company’s real estate securities portfolio as of March 31, 2017:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$795,817,022	$35,108,203	$830,925,225	$3,899,726	$(4,306,739)	$830,518,212	3.77%	3.10%
Fixed Rate CMO	60,704,906	506,092	61,210,998	562,363	-	61,773,361	3.00%	2.80%
ARM	200,950,940	(1,355,918)	199,595,022	4,109,411	-	203,704,433	2.35%	2.84%
Interest Only	414,327,995	(373,654,218)	40,673,777	2,699,293	(216,917)	43,156,153	2.66%	7.20%
Credit Securities:
Non-Agency RMBS	1,226,010,323	(228,031,492)	997,978,831	34,646,764	(8,199,115)	1,024,426,480	4.38%	5.89%
Non-Agency RMBS Interest Only	431,288,095	(427,553,700)	3,734,395	24,943	(201,388)	3,557,950	0.26%	12.04%
ABS	21,120,000	(315,249)	20,804,751	360,691	-	21,165,442	5.54%	6.43%
CMBS	190,198,166	(55,450,498)	134,747,668	1,226,257	(1,698,597)	134,275,328	5.15%	6.12%
CMBS Interest Only	1,962,008,869	(1,911,688,650)	50,320,219	2,609,139	(7,431)	52,921,927	0.41%	6.54%
Total	$5,302,426,316	$(2,962,435,430)	$2,339,990,886	$50,138,587	$(14,630,187)	$2,375,499,286	2.22%	4.64%

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

March 31, 2017

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
Credit Securities:
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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on March 31, 2017 and December 31, 2016:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017	$676,054,174	$(8,939,391)	$177,211,245	$(5,690,796)
December 31, 2016	756,302,518	(12,017,743)	203,287,535	(7,747,463)

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

For the three months ended March 31, 2017 the Company recognized an OTTI charge of $2.7 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $1.0 million was recognized on one security in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $1.7 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $2.7 million of OTTI recorded, $1.1 million related to securities where OTTI was not recognized in a prior year.

For the three months ended March 31, 2016 the Company recognized an OTTI charge of $9.2 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $9.2 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $9.2 million of OTTI recorded, $5.1 million related to securities where OTTI was not recognized in a prior year.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of March 31, 2017:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$189,396,318	$190,095,347	2.19%
Greater than one year and less than or equal to five years	121,408,564	119,608,406	2.73%	29,429,401	28,245,790	2.23%	417,553,689	413,298,729	0.91%
Greater than five years and less than or equal to ten years	974,587,442	972,122,839	3.54%	13,726,752	12,427,987	5.02%	386,045,399	373,253,384	2.35%
Greater than ten years	-	-	-	-	-	-	243,351,721	230,938,404	5.85%
Total	$1,095,996,006	$1,091,731,245	3.45%	$43,156,153	$40,673,777	2.66%	$1,236,347,127	$1,207,585,864	1.82%

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

The following table details weighted average life broken out by Agency RMBS, Agency IO and Credit Securities as of December 31, 2016:

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

For the three months ended March 31, 2017, the Company sold 15 securities for total proceeds of $119.1 million, with an additional $12.9 million of proceeds on 1 unsettled security sale as of quarter end, recording realized gains of $0.5 million and realized losses of $0.7 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The Company previously entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined that the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on the Company’s involvement in the VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of March 31, 2017 and December 31, 2016, the resecuritized asset had an aggregate principal balance of $29.7 million and $31.5 million, respectively. As of March 31, 2017 and December 31, 2016, the resecuritized asset had an aggregate fair value of $25.9 million and $27.4 million, respectively. As of March 31, 2017 and December 31, 2016, the principal balance of the consolidated tranche was $20.0 million and $21.6 million, respectively. As of March 31, 2017 and December 31, 2016, the fair market value of the consolidated tranche was $19.9 million and $21.5 million, respectively, which is included in the Company’s consolidated balance sheets as “Non-Agency RMBS.” As of March 31, 2017 and December 31, 2016, the aggregate security has a weighted average coupon of 3.17% and 3.15%, respectively, and a weighted average yield of 6.87% and 6.73%, respectively. As of March 31, 2017 and December 31, 2016, the Company has recorded secured financing of $19.9 million and $21.5 million, respectively, on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization. As of March 31, 2017 and December 31, 2016, the consolidated tranche had a weighted average life of 3.13 years and 3.27 years, respectively, and a weighted average yield of 3.89% and 3.87%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of March 31, 2017:

	Unpaid Principal	Premium		Gross Unrealized (1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$50,152,602	$(14,787,295)	$35,365,307	$1,330,346	$(439,742)	$36,255,911	5.72%	8.68%	6.79

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2016:

	Unpaid Principal	Premium		Gross Unrealized (1)			Weighted Average
	Balance	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$53,827,336	$(16,491,472)	$37,335,864	$1,262,223	$(402,511)	$38,195,576	5.60%	8.74%	6.71

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The table below summarizes certain aggregate pool level information pertaining to the Company’s residential mortgage loans:

	March 31, 2017		December 31, 2016
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$25,682,700	$33,986,956	$26,665,750	$35,645,382
Non-Performing	10,573,211	16,165,646	11,529,826	18,181,954
	$36,255,911	$50,152,602	$38,195,576	$53,827,336

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” No OTTI was recorded on loans for the three months ended March 31, 2017 or March 31, 2016.

As of March 31, 2017 and December 31, 2016 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.7 million and $11.0 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	March 31, 2017	December 31, 2016
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	95%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	26%	25%
California	11%	9%
Florida	4%	5%
Maryland	7%	6%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months ended March 31, 2017 and March 31, 2016, respectively:

	Three Months Ended
	March 31, 2017	March 31, 2016
Beginning Balance	$18,281,517	$24,216,638
Additions	-	-
Accretion	(753,537)	(1,104,027)
Reclassifications from/(to) non-accretable difference	1,472,340	154,405
Disposals	(274,849)	(103,869)
Ending Balance	$18,725,471	$23,163,147

As of March 31, 2017, the Company’s residential mortgage loan portfolio is comprised of 262 conventional loans with original loan balances between $9,000 and $1.1 million.

As of December 31, 2016, the Company’s residential mortgage loan portfolio is comprised of 277 conventional loans with original loan balances between $9,000 and $1.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on March 31, 2017.

				Gross Unrealized (1)			Weighted Average
Loan (3) (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (2)	32,800,000	(647)	32,799,353	647	-	32,800,000	5.58%	5.65%	0.27	July 1, 2016	July 1, 2019	TX
Loan E (4)	15,698,312	(1,226,832)	14,471,480	586,342	-	15,057,822	9.26%	11.70%	4.01	April 9, 2017	April 9, 2021	Various
Loan F (4)	10,416,666	(131,422)	10,285,244	131,422	-	10,416,666	11.35%	13.28%	1.46	September 9, 2018	September 9, 2019	MN
	58,914,978	(1,358,901)	57,556,077	718,411	-	58,274,488	7.58%	8.58%	1.48

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively.

(3) Loan D paid off at par in Q1 2017.

(4) Loan E and Loan F are mezzanine loans.

(5) Each commercial loan investment has a variable coupon rate.

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

(8) Represents the maturity date of the last possible extension option.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2016.

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

(11) Loan D paid off in Q1 2017.

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860; therefore, the entire commercial loan has been recorded as an asset in the “Commercial loans, at fair value” line item on the Company’s consolidated balance sheets, referred to in the above table as “Loan D.” The weighted average coupon and yield on the commercial loan was 10.62% and 14.33%, respectively, at December 31, 2016. A $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on the Company’s consolidated balance sheets representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The weighted average coupon and yield on the Participation Interest was 10.62% and 21.70%, respectively, at December 31, 2016. During the three months ended March 31, 2017, the Company received $12.0 million of proceeds from the pay-off of Loan D. The principal and interest due on the Participation Interest was paid from these proceeds.

During the three months ended March 31, 2017, the Company recorded $0.1 million of discount accretion. During the three months ended March 31, 2016 the Company recorded $0.1 million of discount accretion.

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

March 31, 2017

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

The fair value of the Company’s mortgage loans and loan participation considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company’s mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, reperformance rates, loss severity (considering mortgage insurance) and prepayment rates. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

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

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of mortgages. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. As a result of this acquisition, the Company transferred its investment in AG Arc from Level 1 into Level 3.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The following table presents the Company’s financial instruments measured at fair value as of March 31, 2017:

	Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$830,518,212	$-	$830,518,212
Fixed Rate CMO	-	61,773,361	-	61,773,361
ARM	-	203,704,433	-	203,704,433
Interest Only	-	43,156,153	-	43,156,153
Credit Investments:
Non-Agency RMBS	-	262,337,132	762,089,348	1,024,426,480
Non-Agency RMBS Interest Only	-	-	3,557,950	3,557,950
ABS	-	-	21,165,442	21,165,442
CMBS	-	12,060,034	122,215,294	134,275,328
CMBS Interest Only	-	-	52,921,927	52,921,927
Residential mortgage loans	-	-	36,255,911	36,255,911
Commercial loans	-	-	58,274,488	58,274,488
Excess mortgage servicing rights	-	-	1,056,123	1,056,123
Derivative assets	-	1,676,948	-	1,676,948
FHLBC stock	-	-	2,000	2,000
AG Arc	-	-	13,010,453	13,010,453
Total Assets Carried at Fair Value	$-	$1,415,226,273	$1,070,548,936	$2,485,775,209

Liabilities:
Securitized debt	$-	$-	$(19,948,739)	$(19,948,739)
Derivative liabilities	(257,660)	(2,247,201)	-	(2,504,861)
Total Liabilities Carried at Fair Value	$(257,660)	$(2,247,201)	$(19,948,739)	$(22,453,600)

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2016:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$739,727,721	$-	$739,727,721
Fixed Rate CMO	-	63,697,398	-	63,697,398
ARM	-	211,344,052	-	211,344,052
Interest Only	-	42,894,555	-	42,894,555
Credit Investments:
Non-Agency RMBS	-	321,495,328	717,760,534	1,039,255,862
Non-Agency RMBS Interest Only	-	-	3,761,446	3,761,446
ABS	-	-	21,231,956	21,231,956
CMBS	-	28,726,319	130,789,615	159,515,934
CMBS Interest Only	-	-	52,136,726	52,136,726
Residential mortgage loans	-	-	38,195,576	38,195,576
Commercial loans	-	-	60,068,800	60,068,800
U.S. Treasury securities	-	-	-	-
Excess mortgage servicing rights	-	-	412,648	412,648
Derivative assets	-	3,703,366	-	3,703,366
FHLBC stock	-	-	2,000	2,000
AG Arc	-	-	12,894,819	12,894,819
Total Assets Carried at Fair Value	$-	$1,411,588,739	$1,037,254,120	$2,448,842,859

Liabilities:
Securitized debt	$-	$-	$(21,491,710)	$(21,491,710)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Securities borrowed under reverse repurchase agreements	(22,365,000)	-	-	(22,365,000)
Derivative liabilities	(636,211)	(2,271,044)	-	(2,907,255)
Total Liabilities Carried at Fair Value	$(23,001,211)	$(2,271,044)	$(23,291,710)	$(48,563,965)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2017 and March 31, 2016.

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

March 31, 2017

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$2,000	$12,894,819	$(21,491,710)	$(1,800,000)
Transfers (1):
Transfers into level 3	85,643,243	-	-	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(35,886,288)	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	42,203,390	-	6,730,646	3,568,749	-	-	10,270,833	706,365	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	-	-	-
Reclassification of security type (3)	-	-	-	-	-	-	-	-	-	-	-	-
Proceeds from sales/redemptions	(23,675,362)	-	(7,665,627)	(4,533,594)	-	(854,447)	-	-	-	-	-	-
Proceeds from settlement	(29,360,521)	-	-	(8,485,256)	-	(665,982)	(12,357,896)	(10,364)	-	-	1,575,619	1,954,927
Total net gains/(losses) (4)
Included in net income	5,404,352	(203,496)	868,467	875,780	785,201	(419,236)	292,751	(52,526)	-	115,634	(32,648)	(154,927)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$762,089,348	$3,557,950	$21,165,442	$122,215,294	$52,921,927	$36,255,911	$58,274,488	$1,056,123	$2,000	$13,010,453	$(19,948,739)	$-

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2017 (5)	$5,394,508	$(203,496)	$838,732	$960,672	$785,201	$(488,629)	$236,542	$(52,526)	$-	$115,634	$(32,648)	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Represents a reclassification from investments in debt and equity of affiliates.

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$7,836,461
Unrealized gain/(loss) on derivative and other instruments, net	(187,575)
Net realized gain/(loss)	(285,168)
Equity in earnings/(loss) from affiliates	115,634
Total	$7,479,352

(5) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$7,471,004
Unrealized gain/(loss) on derivative and other instruments, net	(32,648)
Equity in earnings/(loss) from affiliates	115,634
Total	$7,553,990

Three Months Ended

March 31, 2016

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	FHLBC Stock	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$8,015,900	$-	$-
Transfers (1):
Transfers into level 3	341,075,247	-	-	-	-	-	-		-	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-		-	-	-
Purchases	6,724,062	-	11,198,203	-	29,884	-	10,428,437	-	-	-	(1,564,266)
Reclassification of security type (2)	-	-	-	-	3,103,111	-	-		-	-	-
Proceeds from sales	(7,494,697)	-	-	-	-	-	-	-	-	-	-
Proceeds from settlement	(22,910,622)	-	(627,620)	(920,368)	-	(326,292)	-	(41,468)	-	1,713,596	-
Total net gains/ (losses) (3)
Included in net income	(9,067,186)	(1,501,454)	(689,280)	(3,124,045)	(83,843)	(44,830)	1,571,563	-	-	76,576	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$760,004,764	$4,052,280	$64,643,140	$86,980,005	$17,126,868	$56,709,105	$84,800,000	$383,843	$8,015,900	$(28,256,689)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of March 31, 2016 (4)	$(4,319,506)	$(1,007,267)	$(551,022)	$(2,794,125)	$(83,843)	$(44,830)	$1,571,563	$-	$-	$76,576	$(235,734)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Represents an accounting reclassification between a linked transaction and a real estate security.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(7,225,630)
Unrealized gain/(loss) on derivative and other instruments, net	(159,158)
Net realized gain/(loss)	(5,713,445)
Total	$(13,098,233)

(4) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(7,229,030)
Net realized gain/(loss)	(159,158)
Total	$(7,388,188)

As indicated in the table above, during the three months ended March 31, 2017, the Company transferred 6 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 3 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. As indicated in the table above, during the three months ended March 31, 2016, the Company transferred 29 Non-Agency RMBS securities and its securitized debt investment into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$727,149,104	Discounted Cash Flow	Yield	2.40% - 8.22% (5.10%)
			Projected Collateral Prepayments	0.00% - 35.00% (9.89%)
			Projected Collateral Losses	0.00% - 50.00% (4.80%)
			Projected Reperforming Rates	19.43% - 48.47% (38.31%)
			Projected Collateral Severities	0.00% - 100.00% (38.63%)
			Projected Timeline to Liquidation (Months)	16.02 - 22.92 (20.99)
	$34,940,244	Consensus Pricing	Offered Quotes	21.50 - 100.00 (86.81)
Non-Agency RMBS Interest Only	$3,557,950	Discounted Cash Flow	Yield	17.50% - 17.50% (17.50%)
			Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	0.50% - 0.50% (0.50%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
ABS	$21,165,442	Discounted Cash Flow	Yield	3.14% - 6.00% (4.47%)
			Projected Collateral Prepayments	1.70% - 40.00% (23.22%)
			Projected Collateral Losses	0.00% - 2.00% (0.95%)
			Projected Collateral Severities	0.00% - 50.00% (23.68%)
CMBS	$112,469,289	Discounted Cash Flow	Yield	4.64% - 8.42% (6.74%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$9,746,005	Consensus Pricing	Offered Quotes	5.11 - 100.00 (68.87)
CMBS Interest Only	$52,921,927	Discounted Cash Flow	Yield	2.48% - 7.73% (4.98%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$36,255,911	Discounted Cash Flow	Yield	6.50% - 8.00% (7.42%)
			Projected Collateral Prepayments	3.39% - 5.74% (4.42%)
			Projected Collateral Losses	5.07% - 5.47% (5.37%)
			Projected Reperforming Rates	10.41% - 46.89% (23.74%)
			Projected Collateral Severities	21.95% - 47.01% (41.22%)
			Projected Timeline to Liquidation (Months)	12.32 - 29.85 (14.97)
Commercial Loans	$32,800,000	Discounted Cash Flow	Yield	5.65% - 5.65% (5.65%)
			Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
	$25,474,488	Consensus Pricing	Offered Quotes	95.92 - 100.00 (97.59)
Excess Mortgage Servicing Rights	$706,313	Recent Transaction Price	N/A	N/A
	$349,810	Consensus Pricing	Offered Quotes	0.07 - 0.57 (0.51)
FHLBC stock	$2,000	**	Yield	4.00% - 4.00% (4.00%)
AG Arc	$13,010,453	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt	$(19,948,739)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2017.

** Fair value of the FHLBC stock approximates outstanding face amount as the Company's wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLBC, at the FHLBC's discretion, at par.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

Asset Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$694,948,644	Discounted Cash Flow	Yield	1.70% - 18.56% (5.11%)
			Projected Collateral Prepayments	0.00% - 35.00% (9.84%)
			Projected Collateral Losses	0.00% - 38.00% (5.22%)
			Projected Reperforming Rates	18.53% - 46.77% (33.39%)
			Projected Collateral Severities	0.00% - 100.00% (38.57%)
			Projected Timeline to Liquidation (Months)	16.13 - 23.09 (20.72)
	$22,811,890	Consensus Pricing	Offered Quotes	21.50 - 100.07 (78.89)
Non-Agency RMBS Interest Only	$3,761,446	Discounted Cash Flow	Yield	17.50% - 17.50% (17.50%)
			Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	0.50% - 0.50% (0.50%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
ABS	$21,231,956	Discounted Cash Flow	Yield	4.16% - 6.47% (4.98%)
			Projected Collateral Prepayments	1.50% - 40.00% (22.31%)
			Projected Collateral Losses	0.00% - 2.00% (0.88%)
			Projected Collateral Severities	0.00% - 50.00% (9.81%)
CMBS	$121,056,008	Discounted Cash Flow	Yield	3.32% - 9.16% (6.13%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$9,733,607	Consensus Pricing	Offered Quotes	5.03 - 99.81 (68.64)
CMBS Interest Only	$52,136,726	Discounted Cash Flow	Yield	2.51% - 9.49% (5.85%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$38,195,576	Discounted Cash Flow	Yield	6.50% - 8.00% (7.42%)
			Projected Collateral Prepayments	3.18% - 5.82% (4.51%)
			Projected Collateral Losses	5.16% - 5.32% (5.18%)
			Projected Reperforming Rates	9.59% - 34.53% (22.91%)
			Projected Collateral Severities	25.19% - 84.80% (45.34%)
			Projected Timeline to Liquidation (Months)	12.32 - 29.85 (14.33)
Commercial Loans	$44,800,000	Discounted Cash Flow	Yield	5.65% - 21.70% (7.98%)
			Credit Spread	4.75 bps - 10 bps (6.16 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
	$15,268,800	Consensus Pricing	Offered Quotes	95.43 - 95.43 (95.43)
Excess Mortgage Servicing Rights	$412,648	Consensus Pricing	Offered Quotes	0.09 - 0.62 (0.55)
FHLBC stock	$2,000	**	Yield	4.00% - 4.00% (4.00%)
AG Arc	$12,894,819	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt	$(21,491,710)	Discounted Cash Flow	Yield	3.36% - 3.36% (3.36%)
			Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)
Loan participation payable	$(1,800,000)	Discounted Cash Flow	Yield	21.70% - 21.70% (21.70%)
			Credit Spread	10 bps - 10 bps (10 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

6. Repurchase agreements

The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The Company calculates haircuts disclosed in the tables below by dividing allocated capital on each borrowing by the current fair market value of each investment. Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of March 31, 2017:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut (1)	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,390,511,705	1.75%	14.3%	$1,649,118,698	$1,604,785,471	$5,462,708
31-60 days	210,489,000	1.44%	10.9%	239,208,038	235,056,536	857,254
61-90 days	85,965,000	1.82%	14.3%	101,763,313	100,492,178	304,848
91-180 days	29,386,000	1.15%	6.5%	31,425,948	31,042,881	68,254
Greater than 180 days	119,469,000	1.70%	-15.1%	132,341,561	133,663,116	318,378
Total / Weighted Average	$1,835,820,705	1.71%	11.9%	$2,153,857,558	$2,105,040,182	$7,011,442

(1) The calculated haircut value in the greater than 180 days maturity bucket is negative due to the timing of repurchase agreement borrowings, however, margin has been posted to maintain the contractual haircut.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2016:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$70,899,000	0.66%	3.5%	$73,485,225	$73,170,802	$191,554
30 days or less	961,185,000	1.79%	14.7%	1,164,241,469	1,152,472,020	3,851,520
31-60 days	465,776,000	1.23%	8.6%	514,624,485	512,633,509	1,607,435
61-90 days	129,119,000	1.69%	13.2%	151,989,415	151,567,289	399,702
91-180 days	16,897,000	2.81%	21.6%	21,554,174	21,892,108	17,056
Greater than 180 days	209,293,104	1.93%	4.7%	252,940,437	244,734,715	948,975
Total / Weighted Average	$1,853,169,104	1.63%	11.5%	$2,178,835,205	$2,156,470,443	$7,016,242

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of March 31, 2017:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,725,817	3.49%	3.68%	31.8%	$32,176,699	$31,105,471	$39,838

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$25,544,702	3.27%	3.79%	30.3%	$34,088,921	$32,849,686	$45,068

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of March 31, 2017:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	3.13%	3.26%	33.5%	$32,800,000	$32,799,353	$136,643

The following table presents certain financial information regarding the Company’s repurchase agreements secured by commercial loans as of December 31, 2016:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	2.91%	3.13%	33.5%	$32,800,000	$32,798,706	$125,314

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on March 31, 2017 and December 31, 2016, broken out by investment type:

	March 31, 2017	December 31, 2016
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$978,596,257	$965,154,048
Non-Agency RMBS	969,704,864	990,985,143
ABS	21,165,442	21,231,956
CMBS	171,509,042	201,464,058
Residential Mortgage Loans	32,176,699	31,031,107
Commercial Mortgage Loans	32,800,000	32,800,000
Cash pledged (i.e., restricted cash) under repurchase agreements	6,116,106	17,149,022
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	12,881,953	3,057,814
Total collateral pledged under Repurchase agreements	$2,224,950,363	$2,262,873,148

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on March 31, 2017 and December 31, 2016, broken out by investment type:

	March 31, 2017	December 31, 2016
Repurchase agreements secured by investments:
Agency RMBS	$932,240,000	$907,041,000
Non-Agency RMBS	761,169,705	776,459,104
ABS	15,728,000	15,283,000
CMBS	126,683,000	154,386,000
Residential Mortgage Loans	21,725,817	25,544,702
Commercial Mortgage Loans	21,796,000	21,796,000
Gross Liability for Repurchase agreements	$1,879,342,522	$1,900,509,806

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of March 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$1,879,342,522	$-	$1,879,342,522	$1,879,342,522	$-	$-

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of March 31, 2017 and December 31, 2016 the Company had 39 and 37 financing counterparties, respectively, under which it had outstanding debt with 24 and 23 counterparties, respectively.

The following table presents information at March 31, 2017 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Wells Fargo Bank, N.A.	$50,843,952	261	8%
Credit Suisse Securities, LLC	36,248,676	40	5%

The following table presents information at December 31, 2016 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Wells Fargo Bank, N.A.	$50,917,158	357	8%
JP Morgan Securities, LLC	34,885,263	160	5%

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as Non-Agency RMBS. The Second Renewal amended the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo in 2014. Each transaction under the Second Renewal had its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal included a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notified AG MIT and AG MIT CMO that it had decided not to renew, at which point the agreement terminated 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. The Second Renewal contained representations, warranties, covenants, events of default and indemnities that were substantially identical to those in the previous repurchase agreements and were customary for agreements of this type. As of March 31, 2017, the Company had $90.7 million of debt outstanding under this facility. As of December 31, 2016, the Company had $93.4 million of debt outstanding under this facility. The Company elected not to renew the Master Repurchase and Securities Contract and as of April 13, 2017, the Master Repurchase and Securities Contract has been terminated. The securities which were financed under this facility have since been financed with new counterparties.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

On February 23, 2017, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Five of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 23, 2018 and a facility termination date of February 22, 2019. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $50.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The WFB1 Repurchase Agreement also contains financial covenants that are the same as those in the Second Renewal. As of March 31, 2017, the Company had $21.7 million of debt outstanding under the WFB1 Repurchase Agreement. As of December 31, 2016, the Company had $25.5 million of debt outstanding under Amendment Number Four of the WFB1 Repurchase Agreement.

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Omnibus Amendment”) with Wells Fargo. The Omnibus Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The Omnibus Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The Omnibus Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The Omnibus Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. It also contains financial covenants that are the same as the financial covenants in the Second Renewal. As of March 31, 2017 and December 31, 2016, the Company had $21.8 million of debt outstanding under this facility.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), TBAs, and Eurodollar Futures and U.S. Treasury Futures, (collectively, “Futures”). Derivatives have not been designated as hedging instruments. The Company may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The Company exchanges cash “variation margin” with the counterparties to its derivative instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those derivatives are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts.

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the “Restricted cash” line item in the consolidated balance sheets. Prior to the first quarter of 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of derivative instruments are included in the “Restricted cash” line item in the consolidated balance sheets. The Company elected to offset any payables recognized for the obligation to return cash variation margin received from a derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty.

Beginning in the first quarter of 2017, as a result of a CME amendment to their rule book which governs their central clearing activities, the daily exchange of variation margin associated with a centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

The following table presents the fair value of the Company’s derivative and other instruments and their balance sheet location at March 31, 2017 and December 31, 2016.

Derivatives and Other Instruments	Designation	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(1,765,186)	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	1,258,992	3,703,366
TBAs	Non-Hedge	Derivative liabilities, at fair value	(482,015)	(423,825)
TBAs	Non-Hedge	Derivative assets, at fair value	417,956	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	(257,660)	(636,211)
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	-	(22,365,000)

(1) The Company’s obligation to return securities borrowed under reverse repurchase agreements as of December 31, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the “Unrealized gain/(loss) on derivatives and other instruments, net” line item in the Company’s consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	March 31, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$924,000,000	$644,000,000
Notional amount of TBAs	90,000,000	(25,000,000)
Notional amount of short positions on U.S. Treasury Futures (1)	(106,500,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,000,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	March 31, 2017	March 31, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$1,231,214	$(17,901,375)
Interest rate swaps, at fair value	Net realized gain/(loss)	-	(2,893,517)
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	106,499	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(947,936)	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	359,765	(392)
TBAs (1)	Net realized gain/(loss)	(242,031)	205,664
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	5,992,733
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	314,766
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(1,724,922)	-
Short positions on U.S. Treasuries	Net realized gain	1,730,547	-

(1) For the three months ended March 31, 2017, gains and losses from purchases and sales of TBAs consisted of $0.4 million of net TBA dollar roll net interest income and net losses of $(0.2) million due to price changes. For the three months ended March 31, 2016, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net losses of $0.1 million due to price changes.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of March 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (1)
Interest Rate Swaps	$ 1,567,718	$ -	$ 1,567,718	$ -	$ 1,009,575	$ 558,143
TBAs	417,956	-	417,956	-	-	417,956
Total Derivative Assets	$ 1,985,674	$ -	$ 1,985,674	$ -	$ 1,009,575	$ 976,099

Derivative Liabilities (2)
Interest Rate Swaps	$ (1,207,745)	$ -	$ (1,207,745)	$ -	$ (1,207,745)	$ -
U.S. Treasury Futures - Short	(257,660)	-	(257,660)	-	(257,660)	-
TBAs	(482,015)	-	(482,015)	(482,015)	-	-
Total Derivative Liabilities	$ (1,947,420)	$ -	$ (1,947,420)	$ (482,015)	$ (1,465,405)	$ -

(1) Included in Derivative Assets on the consolidated balance sheet is $1,985,674 less accrued interest of $(308,726) for a total of $1,676,948.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $(1,947,420) plus accrued interest of $(557,441) for a total of $(2,504,861).

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. On March 31, 2017, the Company pledged real estate securities with a fair value of $7.3 million and cash of $16.6 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.0 million to it as collateral for certain derivatives. On December 31, 2016, the Company pledged real estate securities with a fair value of $7.1 million and cash of $9.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $0.9 million to it as collateral for certain derivatives.

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

As of March 31, 2017, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of March 31, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	1.04%	0.59
2019	170,000,000	1.36%	1.05%	2.63
2020	155,000,000	1.62%	1.04%	2.90
2021	60,000,000	1.86%	1.12%	4.69
2022	218,000,000	2.00%	1.08%	5.03
2023	85,000,000	2.30%	1.10%	6.18
2024	25,000,000	2.16%	1.01%	6.77
2025	30,000,000	2.48%	1.10%	8.18
2026	95,000,000	2.17%	1.06%	9.65
2027	50,000,000	2.40%	1.05%	9.87
Total/Wtd Avg	$924,000,000	1.85%	1.07%	5.03

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The Company’s maximum exposure to loss related to its TBAs is the net payable amount on its TBA transactions until the settlement date. As of March 31, 2017, the Company’s maximum exposure to loss on TBAs was $93.4 million. As of December 31, 2016, the Company’s maximum exposure to loss on TBAs was $51.4 million.

The following table presents information about the Company’s TBAs for the three months ended March 31, 2017 and March 31, 2016:

For the Three Months Ended March 31, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000,000	$285,000,000	$(245,000,000)	$90,000,000	$93,367,972	$(93,432,031)	$417,956	$(482,015)
TBAs - Short	$(75,000,000)	$75,000,000	$-	$-	$-	$-	$-	$-

For the Three Months Ended March 31, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$45,000,000	$(120,000,000)	$-	$-	$23,047	$88,282	$(65,235)
TBAs - Short	$-	$150,000,000	$(150,000,000)	$-	$-	$(165,039)	$331,058	$(496,097)

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

As of March 31, 2017 and March 31, 2016, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	March 31, 2017	March 31, 2016
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	20,003	40,006

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three months ended March 31, 2017 and March 31, 2016, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$21,750,308	$(5,811,781)

Denominator:
Basic weighted average common shares outstanding	27,701,902	28,271,930
Dilutive effect of restricted stock units	7,135	-
Diluted weighted average common shares outstanding	27,709,037	28,271,930

Basic Earnings/(Loss) Per Share of Common Stock:	$0.79	$(0.21)
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.78	$(0.21)

Excluded from the computation of diluted earnings per share because its effect would be anti-dilutive were restricted stock units granted to the manager of 14,960 for the three months ended March 31, 2016.

The following tables detail our common stock dividends for the three months ended March 31, 2017, and March 31, 2016:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475

The following tables detail our preferred stock dividends during the three months ended March 31, 2017, and March 31, 2016:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50

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

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2017 or December 31, 2016. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of March 31, 2016 and December 31, 2016, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company incurred management fees of approximately $2.5 million and $2.5 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2017 and December 31, 2016, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

Of the $2.8 million and $3.0 million of Other operating expenses for the three months ended March 31, 2017 and March 31, 2016, respectively, the Company has accrued $1.7 million and $1.8 million, respectively, representing a reimbursement of expenses.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of March 31, 2017, 131,842 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015, and July 1, 2016, approximately 20,000 restricted stock units vested, and as of March 31, 2017, approximately 20,000 units remained unvested.

Director compensation

The Company pays a $120,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board.

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

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home, a Delaware limited liability company. The Company’s investment in AG Arc is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $13.0 million and $12.9 million on March 31, 2017 and December 31, 2016, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

On March 8, 2016, an affiliate of the Manager (the “Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc, which resulted in the ownership interest of the Company in AG Arc being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, the Company’s overall commitment to Arc Home was reduced to $13.4 million. The Company had funded all of this commitment as of March 31, 2017. On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million of which the Company’s share is $4.5 million.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 46 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Arc Home is led by an external management team.

Arc Home may sell loans that it either purchases from third parties or originates to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to the MSR on the mortgage loans that it either purchases from third parties or originates. In March of 2017, the Company entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $1.2 million, of which $0.5 million is currently in other assets until the Company receives acknowledgement by the GSE.

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

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company’s Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets with a fair value of $7.1 million as of the date of the purchase.

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three months ended March 31, 2017, and March 31, 2016, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled less than $120,000.

In June 2016, in accordance with the Company’s Affiliated Transactions Policy, the Company executed two trades whereby the Company acquired real estate securities from two separate affiliates of the Manager (the “June Selling Affiliates”). As of the date of the trades, the securities acquired from the June Selling Affiliates had a total fair value of $6.9 million. In each case, the June Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the June Selling Affiliates, the Company submitted its bid for the real estate securities to the June Selling Affiliates. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

In February 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company executed one trade whereby the Company acquired a real estate security from a separate affiliate of the Manager (the “February Selling Affiliate”). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, the Company submitted its bid for the real estate security to the February Selling Affiliate. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On March 31, 2017, the entire $750.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and is set to expire on July 6, 2018. No warrants were exercised for the three months ended March 31, 2017 and March 31, 2016.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2017, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2017 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. During the three months ended March 31, 2016, the Company repurchased 119,606 shares of common stock at a total cost of approximately $1.5 million and at an average cost per share of $12.86, including brokerage, commissions and clearing fees.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. As of March 31, 2017, the capital commitment to Arc Home was $30.0 million, of which the Company’s share was $13.4 million. The Company had funded all of this commitment as of March 31, 2017.

On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million of which the Company’s share is $4.5 million.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability and terms of financing, changes in the market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities and loans, and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and any subsequent filings. If any change described above occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

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

Our investment portfolio

Our investment portfolio is comprised of Agency RMBS, Residential Investments, Commercial Investments, and ABS, each of which is described below.

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities);

•	Fixed rate collateralized mortgage obligations (“CMOs”), including:

o	Sequential pay,

o	Inverse interest-only securities (entitling the holder only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR), and

o	Interest-only securities (entitling the holder only to the interest payments made on the mortgages underlying certain MBS “interest-only strips”);

•	Excess mortgage servicing rights (“Excess MSRs”) whose underlying collateral is securitized in a trust held by a U.S. government agency (grouped with interest-only securities for reporting purposes); and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE , which we refer to as our Non-Agency RMBS. Our Residential Investments include investment grade and non-investment grade fixed and floating-rate Non-Agency RMBS. We categorize some of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A (weighted average credit score between 700 and 620)

•	Subprime (weighted average credit score below 620)

The Residential Investments that we do not categorize by weighted average credit score at origination include our RMBS Interest-Only securities (Non-Agency RMBS backed by interest-only strips), Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency, CRTs (defined below), RPL/NPL MBS, (described below), and Residential Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”):

•	Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL MBS:

•	Mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) or non-performing mortgage loans (“NPL”). The RPL/NPL MBS that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. “Credit enhancement” refers to the amount of subordination available to absorb all credit losses prior to losses being allocated to more senior tranches. For a senior tranche in a typical securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches are paid off. In addition, the RPL/NPL MBS that we own typically contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Residential Whole Loans:

•	This section includes residential whole loans (generally RPLs or NPLs) in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate.

•	Residential whole loans also include RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments which are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include commercial mortgage-backed securities, or CMBS, and commercial mortgage loans. Our CMBS portfolio includes CMBS, Freddie Mac K-Series CMBS (described below) and CMBS interest-only securities (CMBS backed by interest-only strips).

Freddie Mac K-Series CMBS (“K-Series CMBS”):

•	Includes CMBS, CMBS interest-only and CMBS principal-only securities which are regularly-issued pass-through securities backed by multifamily mortgage loans. K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds, all of which are issued by Freddie Mac. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 2, we categorize our Freddie Mac K-Series CMBS interest-only bonds as part of our “CMBS Interest-Only” assets.

ABS

We also invest in asset backed securities, or ABS. Our ABS portfolio may include securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others. We have the discretion to invest in other target assets such as other real estate structured finance products, other real estate-related loans and securities and interests in certain types of real estate.

Investment classification

Throughout this report, (1) we use the terms “credit portfolio” and “credit investments” to refer to our Residential Investments, Commercial Investments and ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our residential mortgage loans (exclusive of our Residential Whole Loans) and commercial mortgage loans, collectively, as our “loans”; (3) we use the term “credit securities” to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our “investment portfolio” refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term “GAAP investment portfolio” which consists of (i) our Agency RMBS, exclusive of TBAs (our “GAAP Agency RMBS portfolio”) and (ii) our credit portfolio, exclusive of all investments held within affiliated entities (our “GAAP credit portfolio”). See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments held within affiliated entities.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

In December 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of our indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 46 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers.

Market overview

Agency RMBS remained relatively stable in Q1 as benchmark interest rates traded in a well-defined range, finishing the quarter approximately 5 basis points from where they began the quarter. Spreads to both the Treasury and swap curves were largely unchanged on the quarter, allowing our hedged Agency RMBS portfolio to realize its projected net interest margin while maintaining book value stability. The first quarter brought increased discussion over the future of the Fed’s balance sheet reinvestment from both inside and outside the Fed. Details are still limited, but the reduction in the Fed’s reinvestment program has not negatively impacted the market for Agency RMBS as much as predicted. The implementation of the reduction of the Fed’s reinvestment program and the resulting performance of Agency RMBS relative to benchmark interest rates have increased our comfort level for the sector, and we increased our exposure on a hedged basis during the quarter at relatively attractive expected returns.

Mortgage and asset-backed markets rallied during the first quarter, driven by strong demand for yield and supported by the “risk-on” sentiment in the broader markets. The rally was broad-based and credit curves flattened. This spread tightening drove an increase in the book value of our credit portfolio during the quarter. Demand for mortgage and consumer assets was apparent in the new-issue market, where subscription levels were often several multiples of offered bonds. Strong demand, which came in spite of a significant year over year increase in new supply, was generally attributed to investors flush with cash that needed to be invested. CMBX.8 BBB- spreads widened slightly during the quarter as persistent fears involving the retail sector were expressed in the synthetic index. However, cash bonds, in particular new risk retention compliant deals, saw healthy investor demand up and down the capital structure. The credit-risk transfer (CRT) market saw some intra-quarter volatility but otherwise performed well amid an active new-issue calendar. The GSEs continue to modify and expand their structures and product offerings, which we think offers the market more interesting investment opportunities on a go forward basis. We participated in several new issue transactions across the Credit Risk Transfer, Non-Qualified Mortgage (included in our Prime investment category), and RPL/NPL sectors during the quarter. In addition, we sold legacy securities, led by CMBS securities, where we saw opportunities to reduce exposure to situations that no longer offered attractive risk-adjusted return.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 7.0% on a year-over-year basis in February 2017 as compared with February 2016, according to data released by CoreLogic. This marks the 61st consecutive monthly increase year-over-year in national home prices. The housing market remains strong; however, given the duration and strength of the recovery, we expect home price appreciation to moderate but remain positive over the course of 2017. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates and the further loosening of credit available to prospective homeowners, coupled with a stable broader domestic economy, have provided some support for the housing market recovery.

According to CoreLogic, the aggregate value of all residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased to $283 billion in the fourth quarter of 2016, from $308.9 billion in the fourth quarter of 2015, a decrease of 8.4%. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession has lifted due to the rise in home prices over the past five years. CoreLogic predicts that if home prices rise an additional 5.0% in the next twelve months, 600,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to improve in 2017 and is anticipated to remain stable in the near future.

The Fed, in its March 15, 2017 meeting, decided to raise the federal funds interest rate by 0.25%. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains below 5% and year-over-year core personal consumption expenditures (core PCE) inches toward the Fed’s 2% target. At the March meeting, the Fed modestly increased its median forecast for real GDP growth for 2018 and maintained forecasts for 2017 and 2019, while maintaining its median forecast for the unemployment rate in each of those same years. The Fed believes that economic growth is sustainable enough for it to continue its gentle path of tightening monetary policy with an additional 50 basis points of rate increases expected this year and the announcement of a plan to reduce the size of their investment portfolio by year end. We do not anticipate interest rates at the longer end of the yield curve to become unhinged in response to either policy rate increases or an adjustment to the Fed balance sheet. The longer-run neutral interest rate remains very low by historical standards and is likely to remain so for an extended period of time in light of the previously mentioned potential structural impediments. A risk to interest rates in the medium term that we continue to monitor comes from the changing composition of the Federal Reserve Board with potentially five to six new members appointed by this time next year. As such, we remain vigilant in our interest rate risk management while we wait for increased clarity.

The initial reading on first quarter GDP growth decelerated to 0.7% from 1.9% in the fourth quarter of 2016. The deceleration in real GDP in the first quarter reflected a deceleration in PCE and downturns in private inventory investment and in state and local government spending that were partly offset by an upturn in exports and accelerations in both nonresidential and residential fixed investment.

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

The market movements outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profiles of our business changes.

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. The new administration’s agenda has not yet been proposed, but it may include certain deregulatory measures for the U.S. banking and financial industry. In addition, according to publicly released statements, a top legislative priority of the new President’s administration and of Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax or regulatory reform and the impact of any potential reform on our operations.

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

The table below presents certain information from our Consolidated Statement of Operations for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Statement of Operations Data:
Net Interest Income
Interest income	$27,959,892	$30,697,158
Interest expense	8,161,412	8,560,299
	19,798,480	22,136,859

Other Income
Net realized gain/(loss)	(2,428,087)	(12,986,658)
Realized loss on periodic interest settlements of derivative instruments, net	(1,609,977)	(2,377,775)
Unrealized gain/(loss) on real estate securities and loans, net	12,750,564	8,840,770
Unrealized gain/(loss) on derivative and other instruments, net	(125,872)	(11,956,002)
Other income	28,037	25,391
	8,614,665	(18,454,274)

Expenses
Management fee to affiliate	2,475,816	2,450,143
Other operating expenses	2,793,234	3,046,812
Servicing fees	76,001	130,370
Equity based compensation to affiliate	77,478	54,971
Excise tax	375,000	375,000
	5,797,529	6,057,296

Income/(loss) before equity in earnings/(loss) from affiliates	22,615,616	(2,374,711)
Equity in earnings/(loss) from affiliates	2,502,046	(69,716)
Net Income/(Loss)	25,117,662	(2,444,427)

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$21,750,308	$(5,811,781)

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.79	$(0.21)
Diluted	$0.78	$(0.21)

Net Income (Loss)

Net income/(loss) available to common stockholders increased $27.6 million from $(5.8) million for the three months ended March 31, 2016 to $21.8 million for the three months ended March 31, 2017, primarily due to higher prices on our securities, which increased our “Net Realized gain/(loss)” and our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Interest income decreased by $2.7 million from $30.7 million at March 31, 2016 to $28.0 million at March 31, 2017 primarily due to a decrease in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.8 billion from $3.1 billion at March 31, 2016 to $2.3 billion at March 31, 2017. This was offset by an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.78% from 4.02% at March 31, 2016 to 4.80% at March 31, 2017.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Interest expense decreased by $0.4 million from $8.6 million at March 31, 2016 to $8.2 million at March 31, 2017 primarily due to a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.7 billion from $2.5 billion at March 31, 2016 to $1.8 billion at March 31, 2017. This was offset by an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.45% from 1.35% at March 31, 2016 to 1.80% at March 31, 2017. Refer to the “Financing activities” section below for a discussion of material changes in our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any sales out of our GAAP investment portfolio, Other assets, derivatives, or other instruments as well as transfers from Residential mortgage loans to Other assets or other-than-temporary-impairment (“OTTI”) charges recorded during the period. Refer to Footnote 2, Footnote 3 and Footnote 4 of the “Notes to Consolidated Financial Statements (Unaudited)” for further discussion on OTTI.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

During the three months ended March 31, 2017, net realized gain/(loss) was $(2.4) million. We sold certain real estate securities and loans, realizing a net loss of $0.2 million and $0.1 million, respectively. In addition, we recognized a $0.1 million realized gain on loans transferred to Other assets and a $0.1 million realized loss on the sale of Other assets. We also recognized $0.2 million of realized losses due to the settlement of TBAs, $0.8 million of realized gain due to the settlement of certain derivatives and other instruments, and $2.7 million of realized loss due to OTTI charges on certain securities.

During the three months ended March 31, 2016, net realized gain/(loss) was $(13.0) million. We sold certain real estate securities, realizing a net loss of $1.4 million, and settled TBAs, realizing a net gain of $0.2 million. Additionally, we recognized $2.6 million of realized loss due to the settlement of certain derivatives and other instruments, and $9.2 million of realized loss due to OTTI charges on certain securities.

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Realized loss on periodic interest settlement of derivative instruments, net decreased by $0.8 million from $2.4 million at March 31, 2016 to $1.6 million at March 31, 2017 due to a decrease in average swap notional for the period, coupled with an increase in the 3 month LIBOR rate. The weighted average swap notional decreased from $913.8 million at March 31, 2016 to $807.2 million at March 31, 2017. In addition, 3 month LIBOR increased from 0.629% at March 31, 2016 to 1.150% at March 31, 2017.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the “Market overview” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sales also generally impact unrealized gains and losses.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, Unrealized gain/(loss) on real estate securities and loans, net was $12.8 million and $8.8 million, respectively. The $12.8 million at March 31, 2017 was comprised of unrealized gains on securities of $12.8 million and no unrealized gain/(loss) on loans during the period.

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the “Market overview” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivatives and other instruments, net” line items. Realized gains and losses on sales also generally impact unrealized gains and losses.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $(0.1) million and $(12.0) million, respectively. The $(0.1) million at March 31, 2017 was comprised of unrealized losses on certain derivatives of $0.4 million, offset by unrealized gains on TBAs of $0.3 million during the period.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Other income remained relatively flat period over period for the three months ended March 31, 2017 and March 31, 2016.

Management fee to affiliate

Our management fee is based upon a percentage of our stockholders’ equity after excluding unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, our management fees were $2.5 million and $2.5 million, respectively. Management fees increased slightly due to the increase in our stockholders’ equity from $646.3 million at March 31, 2016 to $664.6 million at March 31, 2017.

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

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, other operating costs were $2.8 million and $3.0 million, respectively. The decrease of $0.2 million is primarily a result of decreased amounts reimbursed to the manager for certain deal related expenses as well as decreased fees related to professional fees and D&O insurance.

Of the $2.8 million and $3.0 million of Other operating expenses for the three months ended March 31, 2017 and March 31, 2016, respectively, the Company has accrued $1.7 million and $1.8 million, respectively, representing a reimbursement of expenses to the Manager or its affiliates.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. We previously acquired three pools of residential mortgage loans and will continue to pay fees as we hold these assets.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016 our servicing fees were $76,001 and $130,370, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite service period.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, our equity based compensation to affiliate was $77,478 and $54,971, respectively. The increase is a result of an increased stock price for the period.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Excise tax remained flat period over period for the three months ended March 31, 2017 and March 31, 2016.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, we recorded Equity in earnings/(loss) from affiliates of $2.5 million and $(0.1) million, respectively. The increase primarily pertains to gains recognized on a sold security as well as additions to the portfolio of investments held within affiliated entities.

Book value per share

As of March 31, 2017, December 31, 2016 and March 31, 2016, our book value per common share was $18.17, $17.86 and $17.22, respectively.

Presentation of investment, financing and hedging activities

In the “Investment activities,” “Financing activities,” “Hedging activities” and “Liquidity and capital resources” sections of this Item 2, where we disclose our investment portfolio and the related repurchase agreements that finance it, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related repurchase agreements that finance it are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the “Notes to Consolidated Financial Statements (Unaudited)” for a discussion of investments in debt and equity of affiliates.

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

See below for a reconciliation of net interest margin from our GAAP investment portfolio to our investment portfolio as of March 31, 2017, March 31, 2016:

March 31, 2017
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.80%	14.14%	5.02%
Cost of Funds	2.15%	3.73%	2.16%
Net Interest Margin	2.65%	10.41%	2.86%

March 31, 2016
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.62%	12.08%	4.75%
Cost of Funds	1.72%	3.18%	1.73%
Net Interest Margin	2.90%	8.90%	3.02%

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

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three months ended March 31, 2017 and March 31, 2016 is set forth below:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Net Income/(loss) available to common stockholders	$21,750,308	$(5,811,781)
Add (Deduct):
Net realized (gain)/loss	2,428,087	12,986,658
Drop income	354,688	79,388
Equity in (earnings)/loss from affiliates	(2,502,046)	69,716
Net interest income and expenses from equity method investments*	2,061,530	823,237
Unrealized (gain)/loss on real estate securities and loans, net	(12,750,564)	(8,840,770)
Unrealized (gain)/loss on derivative and other instruments, net	125,872	11,956,002
Core Earnings	$11,467,875	$11,262,450

Core Earnings, per Diluted Share	$0.41	$0.40

*For the three months ended March 31, 2017, we recognized $0.1 million or $0.00 per share of net income/(loss) attributed to our investment in AG Arc. For the three months ended March 31, 2016, we recognized $(0.2) million or $(0.01) per share of net income/(loss) attributed to our investment in AG Arc.

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

Our credit investments are subject to risk of loss with regard to principal and interest payments. We evaluate each investment in our credit portfolio based on the characteristics of the underlying collateral and the securitization structure. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data which may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets. Therefore, potential future losses may also stem from issues with our investments that are not identified by our credit reviews.

The risk-reward profile of our investment opportunities changes continuously with the market, including with labor, housing and economic fundamentals and U.S. monetary policy. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time. Our portfolio management and investment decisions have led to a decrease in the size of our portfolio over time.

As of March 31, 2017, we had a $2.5 billion GAAP investment portfolio, which consisted of $1.1 billion, or 46.1%, of assets in our GAAP Agency RMBS portfolio and $1.4 billion, or 53.9%, of assets in our GAAP credit portfolio. As of March 31, 2017, our investment portfolio totaled $2.6 billion, which consisted of $1.2 billion, or 47.0%, of assets in our Agency RMBS portfolio and $1.4 billion, or 53.0%, of assets in our credit portfolio. This compares with a $2.4 billion GAAP investment portfolio as of December 31, 2016, which consisted of $1.1 billion, or 43.5%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 56.5%, of assets in our GAAP credit portfolio. As of December 31, 2016, our investment portfolio was $2.5 billion, which consisted of $1.1 billion, or 43.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 56.5%, of assets in our credit portfolio.

In managing our portfolio, we allocate our equity by investment using the fair market value of our investment portfolio, less any associated leverage, inclusive of any long TBA position (at cost). We allocate all non-investment portfolio related items based on their respective characteristics in order to sum to our stockholders’ equity per the consolidated balance sheets. Our equity allocation method is a non-GAAP methodology and may not be comparable to the similarly titled measure or concepts of other companies, who may use different calculations. Of our $664.6 million of stockholders’ equity as of March 31, 2017, $231.0 million or 34.8% was allocated to our Agency RMBS portfolio and $433.6 million, or 65.2% was allocated to our credit portfolio. This compares with $655.9 million stockholders’ equity as of December 31, 2016, of which $192.7 million or 29.4% was allocated to our Agency RMBS portfolio and $463.2 million, or 70.6% was allocated to our credit portfolio.

The following table presents a general summary of our investment portfolio as of March 31, 2017 and December 31, 2016:

	Amortized Cost		Fair Value		Allocated Equity		Weighted Average Yield		Weighted Average Funding Cost*		Net Interest Margin*		Leverage Ratio**
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Agency	$1,226,171,933	$1,104,119,758	$1,233,226,444	$1,108,913,726	$231,011,966	$192,705,827	3.19%	3.17%	1.03%	0.97%	2.17%	2.20%	4.5x	5.0x
Residential	1,046,816,964	1,071,183,137	1,073,871,433	1,091,168,253	277,960,416	299,986,631	6.11%	6.31%	2.50%	2.37%	3.62%	3.94%	2.9x	2.8x
Commercial	295,174,658	327,333,471	297,034,750	325,740,321	149,846,156	156,589,455	7.97%	7.91%	2.49%	2.50%	5.48%	5.41%	1.0x	1.1x
ABS	20,804,751	21,667,978	21,165,442	21,231,956	5,787,171	6,594,477	6.43%	6.32%	2.54%	2.33%	3.88%	3.99%	2.7x	2.3x
Total: Non-GAAP Basis	$2,588,968,306	$2,524,304,344	$2,625,298,069	$2,547,054,256	$664,605,709	$655,876,390	5.02%	5.18%	2.16%	2.02%	2.86%	3.16%	3.0x	2.9x

Investments in Debt and Equity of Affiliates	$62,019,122	$65,120,616	$60,844,290	$63,561,582	$-	$-	14.14%	14.54%	3.73%	3.51%	10.41%	11.03%	***	***

TBAs	$93,060,547	$51,427,734	$93,367,972	$51,250,000	$-	$-	N/A	N/A	N/A	N/A	N/A	N/A	***	***

Total: GAAP Basis	$2,433,888,637	$2,407,755,994	$2,471,085,807	$2,432,242,674	$664,605,709	$655,876,390	4.80%	4.94%	2.15%	2.01%	2.65%	2.93%	2.9x	2.9x

*	Total weighted average funding cost and total net interest margin includes cost of hedging.
**	Leverage ratio is calculated off of allocated equity. Total leverage ratio includes any net receivables on TBAs.
***	Refer to the “Financing activities” section below for an aggregate breakout of leverage.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of March 31, 2017:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (11)
Agency RMBS:
30 Year Fixed Rate	$795,817,022	$830,925,225	$(407,013)	$830,518,212	3.77%	3.10%	8.55
Fixed Rate CMO	60,704,906	61,210,998	562,363	61,773,361	3.00%	2.80%	4.66
ARM	200,950,940	199,595,022	4,109,411	203,704,433	2.35%	2.84%	4.98
Inverse Interest Only	92,781,648	11,088,346	291,349	11,379,695	3.40%	6.08%	4.43
Interest Only and Excess MSR	431,942,264	30,291,795	2,190,976	32,482,771	2.45%	7.66%	4.53
Fixed Rate 30 Year TBA (4)	90,000,000	93,060,547	307,425	93,367,972	3.78%	N/A	N/A
Credit Investments:
Residential Investments
Prime (5) (6)	605,663,977	487,118,514	17,628,208	504,746,722	4.27%	5.87%	10.32
Alt-A (5) (7)	271,259,350	174,780,754	5,456,792	180,237,546	4.60%	5.66%	7.85
Subprime (5) (8)	125,230,865	120,350,766	230,876	120,581,642	4.19%	5.56%	4.60
Credit Risk Transfer	60,758,441	60,786,718	3,861,792	64,648,510	5.74%	6.20%	6.58
RPL/NPL (9)	117,763,037	117,316,375	(242,530)	117,073,845	4.28%	4.72%	0.98
RMBS Interest Only and Excess MSR	485,805,953	4,004,397	(96,637)	3,907,760	0.26%	13.86%	3.41
Residential Whole Loans (10)	114,128,671	82,459,440	215,968	82,675,408	5.04%	10.94%	4.25
Commercial Investments
CMBS	182,037,604	126,589,690	(741,375)	125,848,315	5.01%	6.01%	3.72
Freddie Mac K-Series CMBS	152,276,710	54,318,718	(597,320)	53,721,398	5.89%	13.48%	9.08
CMBS Interest Only (12)	2,849,048,611	56,710,173	2,480,376	59,190,549	0.31%	6.54%	3.65
Commercial Whole Loans	58,914,978	57,556,077	718,411	58,274,488	7.58%	8.58%	1.48
ABS	21,120,000	20,804,751	360,691	21,165,442	5.54%	6.43%	4.39
Total: Non-GAAP Basis	$6,716,204,977	$2,588,968,306	$36,329,763	$2,625,298,069	2.03%	5.02%	5.24

Investments in Debt and Equity of Affiliates	$1,049,797,308	$62,019,122	$(1,174,832)	$60,844,290	0.22%	14.14%	5.79

TBAs	$90,000,000	$93,060,547	$307,425	$93,367,972	3.78%	N/A	N/A

Total: GAAP Basis	$5,576,407,669	$2,433,888,637	$37,197,170	$2,471,085,807	2.32%	4.80%	5.13

(1) Included in Residential Investments and Commercial Investments are $9.3 million fair market value and $51.5 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

(2) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(3) Fixed Rate 30 Year TBA are excluded from this calculation.

(4) Represents long positions in Fixed Rate 30 Year TBA.

(5) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 667 and 603, respectively.

(6) Included in Prime is $173.0 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $68.6 million fair market value of Prime Jumbo securities. We define Prime Jumbo Securities as a prime security with an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(7) Included in Alt-A is $46.5 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(8) Included in Subprime is $35.0 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(9) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(10) Consolidated whole loan positions as well as whole loans purchased by an affiliate of our manager in securitized form.

(11) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(12) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (3) (11)
Agency RMBS:
30 Year Fixed Rate	$713,234,586	$741,572,808	$(1,845,087)	$739,727,721	3.64%	2.99%	8.68
Fixed Rate CMO	62,570,005	63,101,436	595,962	63,697,398	3.00%	2.80%	4.73
ARM	208,592,111	206,958,936	4,385,116	211,344,052	2.35%	2.84%	5.07
Inverse Interest Only	99,127,607	11,977,729	377,150	12,354,879	3.50%	7.30%	4.35
Interest Only	317,774,720	29,081,115	1,458,561	30,539,676	2.46%	8.65%	4.09
Fixed Rate 30 Year TBA (4)	50,000,000	51,427,734	(177,734)	51,250,000	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (5) (6)	619,345,362	497,837,476	14,920,082	512,757,558	4.17%	5.98%	10.44
Alt-A (5) (7)	279,857,391	181,398,827	4,012,575	185,411,402	4.54%	5.57%	7.82
Subprime (5) (8)	127,967,069	122,497,412	135,065	122,632,477	4.04%	5.31%	4.93
Credit Risk Transfer	60,682,441	60,592,617	1,969,919	62,562,536	5.57%	6.82%	6.98
RPL/NPL (9)	114,976,337	114,301,187	(1,141,699)	113,159,488	4.39%	4.88%	1.12
RMBS Interest Only and Excess MSR	508,621,868	4,013,463	160,630	4,174,093	0.25%	14.68%	3.45
Residential Whole Loans (10)	125,543,596	90,542,155	(71,456)	90,470,699	4.89%	12.07%	4.13
Commercial Investments
CMBS	209,526,282	152,985,726	(2,150,419)	150,835,307	5.04%	6.03%	3.22
Freddie Mac K-Series CMBS	158,976,049	57,058,621	(733,708)	56,324,913	5.66%	13.06%	9.21
CMBS Interest Only (12)	2,855,494,786	57,993,758	517,543	58,511,301	0.31%	6.48%	3.76
Commercial Whole Loans	60,800,000	59,295,366	773,434	60,068,800	7.39%	9.19%	1.54
ABS	22,025,000	21,667,978	(436,022)	21,231,956	5.43%	6.32%	4.50
Total: Non-GAAP Basis	$6,595,115,210	$2,524,304,344	$22,749,912	$2,547,054,256	1.99%	5.18%	5.26

Investments in Debt and Equity of Affiliates	$1,057,695,652	$65,120,616	$(1,559,034)	$63,561,582	0.22%	14.54%	5.93

TBAs	$50,000,000	$51,427,734	$(177,734)	$51,250,000	3.50%	N/A	N/A

Total: GAAP Basis	$5,487,419,558	$2,407,755,994	$24,486,680	$2,432,242,674	2.28%	4.94%	5.14

(1) Included in Residential Investments and Commercial Investments are $9.5 million fair market value and $54.1 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

(2) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(3) Fixed Rate 30 Year TBA are excluded from this calculation.

(4) Represents long positions in Fixed Rate 30 Year TBA.

(5) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 725, 667 and 603, respectively.

(6) Included in Prime is $164.7 million fair market value of new issue securities. New issue is defined as being issued after 2010. Included in new issue prime is $71.3 million fair market value of Prime Jumbo securities. We define Prime Jumbo Securities as a prime security with an issuance year after 2010, an original rating of AAA and a weighted average original loan balance greater than the conforming loan limits published by the FHFA.

(7) Included in Alt-A is $48.7 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(8) Included in Subprime is $35.0 million fair market value of new issue securities. New issue is defined as being issued after 2010.

(9) RPL/NPL MBS are collateralized by re-performing or non-performing loans whose deal structures contain an interest rate step-up feature.

(10) Consolidated whole loan positions as well as whole loans purchased by an affiliate of our manager in securitized form.

(11) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(12) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of March 31, 2017. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$85,486,123	$83,373,471	$530,135	$83,903,606	3.87%	6.27%	4.63
2005	185,747,288	147,580,106	9,023,501	156,603,607	4.37%	6.00%	11.44
2006	267,064,699	173,068,877	6,925,918	179,994,795	4.23%	6.16%	9.32
2007	165,185,215	125,771,228	5,867,745	131,638,973	4.17%	6.11%	13.01
2008	16,424,000	13,680,749	531,513	14,212,262	7.00%	5.59%	9.13
2011	7,124,521	5,800,130	(281,937)	5,518,193	3.16%	5.70%	7.38
2012	73,928,362	12,126,798	(23,291)	12,103,507	1.97%	6.29%	3.07
2013	133,882,782	66,322,291	1,241,009	67,563,300	2.88%	5.51%	4.21
2014	1,125,482,739	106,263,725	855,774	107,119,499	0.52%	8.92%	1.64
2015	1,355,012,993	283,117,538	(671,018)	282,446,520	1.12%	6.56%	4.04
2016	1,423,303,710	211,657,584	3,570,081	215,227,665	1.04%	6.18%	5.57
2017	39,094,280	39,119,247	(4,177)	39,115,070	3.90%	3.88%	2.93
Total: Non-GAAP Basis	$4,877,736,712	$1,267,881,744	$27,565,253	$1,295,446,997	1.50%	6.35%	4.82

Investments in Debt and Equity of Affiliates	$1,047,111,259	$60,295,880	$(1,196,010)	$59,099,870	0.20%	14.29%	5.79

Total: GAAP Basis	$3,830,625,453	$1,207,585,864	$28,761,263	$1,236,347,127	1.82%	5.97%	4.56

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

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$88,697,196	$86,085,152	$376,229	$86,461,381	3.68%	6.44%	4.70
2005	193,951,980	154,998,772	6,941,224	161,939,996	4.31%	5.95%	11.37
2006	280,083,255	182,839,758	6,743,899	189,583,657	4.14%	6.02%	9.50
2007	188,265,662	148,015,242	4,266,444	152,281,686	4.17%	6.27%	11.73
2008	16,424,000	13,638,581	491,993	14,130,574	7.00%	5.73%	9.06
2011	7,113,232	5,716,817	(276,523)	5,440,294	3.14%	5.77%	7.66
2012	81,928,364	20,325,054	(178,093)	20,146,961	2.43%	6.04%	2.93
2013	140,878,507	72,931,048	335,727	73,266,775	2.92%	5.46%	4.43
2014	1,149,462,384	122,144,577	(62,871)	122,081,706	0.56%	9.13%	1.76
2015	1,376,578,039	286,726,007	(3,060,150)	283,665,857	1.10%	6.58%	4.09
2016	1,443,943,577	227,893,324	650,169	228,543,493	1.06%	6.31%	5.69
Total: Non-GAAP Basis	$4,967,326,196	$1,321,314,332	$16,228,048	$1,337,542,380	1.51%	6.48%	4.92

Investments in Debt and Equity of Affiliates	$1,054,695,758	$63,163,256	$(1,522,800)	$61,640,456	0.21%	14.74%	5.93

Total: GAAP Basis	$3,912,630,438	$1,258,151,076	$17,750,848	$1,275,901,924	1.82%	6.09%	4.64

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of March 31, 2017 and December 31, 2016:

Credit Rating - Credit Securities (1)	March 31, 2017	December 31, 2016
AAA	$74,427,483	$85,530,578
A	99,210,082	154,674,845
BBB	17,402,922	21,304,102
BB	55,509,196	33,965,384
B	56,030,755	71,712,259
Below B	470,323,142	503,636,658
Not Rated	522,543,417	466,718,554
Total: Non-GAAP Basis	$1,295,446,997	$1,337,542,380

Investments in Debt and Equity of Affiliates	$59,099,870	$61,640,456

Total: GAAP Basis	$1,236,347,127	$1,275,901,924

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	March 31, 2017	March 31, 2016
30 Year Fixed Rate	9%	8%
Fixed Rate CMO	5%	6%
ARM	11%	9%
Interest Only	15%	12%
Weighted Average	9%	8%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

March 31, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.0%	California	12.6%
Florida	8.2%	Texas	10.8%
New York	7.4%	New York	7.2%
Texas	3.9%	New Jersey	6.7%
New Jersey	3.9%	Nevada	6.3%
Other	54.6%	Other	56.4%
Total	100.0%	Total	100.0%

December 31, 2016
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	23.6%	California	11.4%
Florida	8.1%	Texas	9.7%
New York	7.7%	Florida	7.7%
Texas	4.1%	New Jersey	6.7%
New Jersey	3.9%	Nevada	6.0%
Other	52.6%	Other	58.5%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

March 31, 2017
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.2%	107.34	15.4%
Alt-A	14.3%	131.29	22.8%
Subprime	18.3%	161.40	69.9%
Credit Risk Transfer	0.1%	18.23	0.8%
RPL/NPL	62.3%	109.10	47.0%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	2.9%	31.65	15.7%
Freddie Mac K Series CMBS	0.0%	26.87	1.2%

December 31, 2016
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.5%	107.29	15.7%
Alt-A	13.9%	127.18	22.7%
Subprime	17.9%	158.67	69.4%
Credit Risk Transfer	0.1%	16.10	0.8%
RPL/NPL	63.4%	108.06	46.0%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.0%	41.00	14.7%
Freddie Mac K Series CMBS	0.0%	26.24	5.9%

*Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through March 31, 2017, our leverage has been in the form of repurchase agreements, securitized debt, and loan participations, and when applicable, advances from the Federal Home Loan Bank of Cincinnati (“FHLBC Advances”). Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three months ended March 31, 2017, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 24 and 23 counterparties at March 31, 2017 and December 31, 2016, respectively, on a GAAP basis.

Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of March 31, 2017 and December 31, 2016, we have met all margin call requirements.

We noted no material changes in the spread of our financing arrangements. The cost of financing on our repurchase agreements increased from 1.72% at December 31, 2016 to 1.78% at March 31, 2017, primarily due to the increase in LIBOR. Three month LIBOR increased from 0.998 at December 31, 2016 to 1.150 at March 31, 2017.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s (i) repurchase agreements on its investment portfolio, U.S Treasury securities, and FHLBC Advances, (ii) unlinked repurchase agreements and (iii) repurchase agreements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP. Refer to the “Hedging Activities” section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2017
Non-GAAP Basis	$1,887,766,585	$1,813,668,360	$1,887,766,585
Less: Investments in Debt and Equity of Affiliates	8,424,063	8,787,942	9,172,241
GAAP Basis	$1,879,342,522	$1,804,880,418	$1,878,594,344
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,531	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,938	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916
March 31, 2014
Non-GAAP Basis	$3,255,756,359	$3,178,572,989	$3,255,756,359
Less: Linked Transactions	186,578,959	193,237,584	206,433,270
GAAP Basis	$3,069,177,400	$2,985,335,405	$3,049,323,089

As noted, we finance the purchase of our investments with repurchase agreements. Our repurchase agreement balance can reasonably be expected to increase as the size of our portfolio increases through equity capital raises and decrease as the size of our portfolio decreases through asset sales, principal paydowns, and the gradual increase of our investment allocation to credit investments. Since March 31, 2014, our investment portfolio has decreased $1.2 billion, from $3.8 billion to $2.6 billion. Accordingly, our average quarterly repurchase agreement balance has declined $1.4 billion, from $3.2 billion to $1.8 billion. This is due mainly to our credit portfolio increasing from 38.3% of our investment portfolio as of March 31, 2014 to 53.0% as of March 31, 2017. Credit investments, due to their elevated risk profile, have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us and lowers our total repurchase agreement balance.

Master repurchase agreements on our investment portfolio

As of March 31, 2017 and December 31, 2016, we have entered into master repurchase agreements on our investment portfolio with 39 and 37 counterparties, respectively, under which we had outstanding debt with 24 and 23 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the “Notes to Consolidated Financial Statements (unaudited)” for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of March 31, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut (1)
30 days or less	$1,390,511,704	1.75%	12	14.3%
31-60 days	210,489,000	1.44%	43	10.9%
61-90 days	85,965,000	1.82%	71	14.3%
91-180 days	29,386,000	1.15%	159	6.5%
Greater than 180 days	123,990,584	1.78%	279	-13.5%
Total: Non-GAAP Basis	$1,840,342,288	1.71%	39	11.9%

Investments in Debt and Equity of Affiliates	$4,521,583	3.73%	260	28.8%

Total: GAAP Basis	$1,835,820,705	1.71%	38	11.9%

(1) The calculated haircut value in the greater than 180 days maturity bucket is negative due to the timing of repurchase agreement borrowings, however, margin has been posted to maintain the contractual haircut.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$70,899,000	0.66%	3	3.5%
30 days or less	961,185,000	1.79%	11	14.7%
31-60 days	465,776,000	1.23%	47	8.6%
61-90 days	129,119,000	1.69%	72	13.2%
91-180 days	16,897,000	2.81%	151	21.6%
Greater than 180 days	214,175,906	1.97%	293	5.2%
Total: Non-GAAP Basis	$1,858,051,906	1.63%	57	11.6%

Investments in Debt and Equity of Affiliates	$4,882,802	3.51%	350	26.0%

Total: GAAP Basis	$1,853,169,104	1.63%	57	11.5%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of March 31, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	$25,628,297	3.53%	3.69%	627	31.7%

Investments in Debt and Equity of Affiliates	$3,902,480	3.73%	3.73%	260	31.5%

Total: GAAP Basis	$21,725,817	3.49%	3.68%	693	31.8%

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	$30,660,809	3.31%	3.75%	407	29.8%

Investments in Debt and Equity of Affiliates	$5,116,107	3.51%	3.51%	350	27.6%

Total: GAAP Basis	$25,544,702	3.27%	3.79%	419	30.3%

The primary difference between the balance of our repurchase agreements at December 31, 2016 and March 31, 2017 is due to financing repaid in 2017 on certain sold residential mortgage loans.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of March 31, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	3.13%	3.26%	900	33.5%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	2.91%	3.13%	990	33.5%

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of March 31, 2017:

	Agency		Credit
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Balance	Weighted Average Rate
30 days or less	$612,013,000	0.97%	778,498,704	2.36%
31-60 days	145,076,000	0.99%	65,413,000	2.46%
61-90 days	45,765,000	1.05%	40,200,000	2.69%
91-180 days	29,386,000	1.15%	-	-
Greater than 180 days	100,000,000	1.40%	71,414,881	3.44%
Total: Non-GAAP Basis	$932,240,000	1.03%	$955,526,585	2.47%

Investments in Debt and Equity of Affiliates	$-	-	$8,424,063	3.73%

Total: GAAP Basis	$932,240,000	1.03%	$947,102,522	2.45%

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of December 31, 2016:

	Agency		Credit
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$70,899,000	0.66%	$-	-
30 days or less	300,041,000	0.95%	661,144,000	2.18%
31-60 days	368,362,000	0.94%	97,414,000	2.33%
61-90 days	67,739,000	0.94%	61,380,000	2.51%
91-180 days	-	-	16,897,000	2.81%
Greater than 180 days	100,000,000	1.40%	166,632,715	2.79%
Total: Non-GAAP Basis	$907,041,000	0.97%	$1,003,467,715	2.33%

Investments in Debt and Equity of Affiliates	$-	-	9,998,909	3.51%

Total: GAAP Basis	$907,041,000	0.97%	$993,468,806	2.31%

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of March 31, 2017 and December 31, 2016, the principal balance of the consolidated tranche was $20.0 million and $21.6 million, respectively. As of March 31, 2017 and December 31, 2016, the fair value of the consolidated tranche issued by the Consolidated VIE was $19.9 million and $21.5 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheets. The cost of financing on March 31, 2017 and December 31, 2016 on the consolidated tranche was 3.89% and 3.87%, respectively. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bears interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. The commercial loan was paid off in full during the three months ended March 31, 2017. The principal and interest due on the Participation Interest was paid from these proceeds.

Leverage

We define non-GAAP “at-risk” leverage as the sum of: (i) our GAAP repurchase agreements, (ii) repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, (v) the Participation Interest and (vi) our net TBA position (at cost). Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP “at-risk” leverage ratio back to GAAP.

		Stockholders’
March 31, 2017	Leverage	Equity	Leverage Ratio
GAAP Leverage	$1,918,752,512	$664,605,709	2.9	x
Repurchase agreements through affiliated entities	8,424,063
Net TBA receivable/(payable) adjustment	93,432,031
Non-GAAP “At Risk” Leverage	$2,020,608,606	$664,605,709	3.0	x

		Stockholders’
December 31, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$1,921,225,560	$655,876,390	2.9	x
Repurchase agreements through affiliated entities	9,861,515
Net TBA receivable/(payable) adjustment	(22,916,016)
Non-GAAP “At Risk” Leverage	$1,908,171,059	$655,876,390	2.9	x

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize hedging instruments, including interest rate swaps, Futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging.

We utilize multiple hedging instruments as a means to mitigate the interest rate risk of our investment portfolio. As of March 31, 2017 we had entered into $924.0 million notional amount of interest rate swaps, and $106.5 million notional amount of short positions in U.S. Treasury futures. As of December 31, 2016, we had entered into $644.0 million notional amount of interest rate swaps, $24.0 million notional amount of short positions in U.S. Treasury securities and $141.5 million notional amount of short positions in U.S. Treasury Futures.

We exchange cash “variation margin” with the counterparties to our derivative instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those derivatives are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts.

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the “Restricted cash” line item in the consolidated balance sheets. Prior to the first quarter of 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of derivative instruments are included in the “Restricted cash” line item in the consolidated balance sheets. We elected to offset any payables recognized for the obligation to return cash variation margin received from a derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by us to that same counterparty.

Beginning in the first quarter of 2017, as a result of a CME amendment to their rule book which governs their central clearing activities, the daily exchange of variation margin associated with a centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared derivative instruments reflected in our consolidated balance sheets approximates the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at March 31, 2017 and December 31, 2016.

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(1,765,186)	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	1,258,992	3,703,366
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	(257,660)	(636,211)
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	-	(22,365,000)

     (1) The Company’s obligation to return securities borrowed under reverse repurchase agreements as of December 31, 2016 relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the “Unrealized gain/(loss) on derivatives and other instruments, net” line item in the Company’s consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	March 31, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$924,000,000	$644,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(106,500,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,000,000)

   (1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	March 31, 2017	March 31, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$1,231,214	$(17,901,375)
Interest rate swaps, at fair value	Net realized gain/(loss)	-	(2,893,517)
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	106,499	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(947,936)	-
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	5,992,733
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	314,766
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(1,724,922)	-
Short positions on U.S. Treasuries	Net realized gain	1,730,547	-

The following table summarizes the weighted average life related to derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	March 31, 2017	December 31, 2016
Interest rate swaps	5.03	5.01
Short positions on U.S. Treasury Futures	10.05	9.19
Short positions on U.S. Treasuries	-	9.38

Interest rate swaps

To help mitigate exposure to increases in short-term interest rates, we use currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement helps hedge our exposure to higher short-term interest rates because the variable-rate payments received on the swap agreements help to offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates

As of March 31, 2017, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of March 31, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	1.04%	0.59
2019	170,000,000	1.36%	1.05%	2.63
2020	155,000,000	1.62%	1.04%	2.90
2021	60,000,000	1.86%	1.12%	4.69
2022	218,000,000	2.00%	1.08%	5.03
2023	85,000,000	2.30%	1.10%	6.18
2024	25,000,000	2.16%	1.01%	6.77
2025	30,000,000	2.48%	1.10%	8.18
2026	95,000,000	2.17%	1.06%	9.65
2027	50,000,000	2.40%	1.05%	9.87
Total/Wtd Avg	$924,000,000	1.85%	1.07%	5.03

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

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes we may fund our quarterly distributions out of such net proceeds.

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of March 31, 2017 the Company had estimated undistributed taxable income of approximately $1.84 per share.

The following table details our common stock dividends during the three month ended March 31, 2017 and March 31, 2016:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475

The following tables detail our preferred stock dividends during the three months ended March 31, 2017 and March 31, 2016:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of March 31, 2017 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At March 31, 2017, we had $162.6 million available to support our liquidity needs, comprised of $29.6 million of cash, $98.9 million of Agency RMBS, and $34.1 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

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

As of March 31, 2017, we had MRAs with 39 counterparties, allowing us to utilize leverage in our operations. As of March 31, 2017, we had debt outstanding of $1.9 billion from 24 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between April 3, 2017 and September 17, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Overnight	$-	$70,899,000
30 days or less	1,390,511,704	961,185,000
31-60 days	210,489,000	465,776,000
61-90 days	85,965,000	129,119,000
91-180 days	29,386,000	16,897,000
Greater than 180 days	171,414,881	266,632,715
Total: Non-GAAP Basis	$1,887,766,585	$1,910,508,715

Less: Investments in Debt and Equity of Affiliates	$8,424,063	$9,998,909

Total: GAAP Basis	$1,879,342,522	$1,900,509,806

As of March 31, 2017, we had no advances outstanding with the FHLBC, and as a result of the Final Rule, can no longer rely on FHLBC Advances for liquidity. The Final Rule has not had a material impact on our liquidity or our ability to satisfy our financial obligations as they become due.

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

As described above in the “Financing activities” section of this Item 2, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. We recorded proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The commercial loan was paid off in full during the three months ended March 31, 2017. The principal and interest due on the loan participation was paid from these proceeds.

The following table presents information at March 31, 2017 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Wells Fargo Bank, N.A.	$50,843,952	261	8%
Credit Suisse Securities, LLC	36,248,676	40	5%

The following table presents information at December 31, 2016 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Wells Fargo Bank, N.A.	$50,917,158	357	8%
JP Morgan Securities, LLC	34,885,263	160	5%

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

Stock repurchase program

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. The Repurchase Program may be suspended or discontinued by us at any time without prior notice, and the authorization does not obligate us to acquire any particular amount of common stock. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2017 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. During the three months ended March 31, 2016, we repurchased 119,606 shares of common stock at a total cost of approximately $1.5 million and at an average cost per share of $12.86, including brokerage, commissions and clearing fees.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months ended March 31, 2017 and March 31, 2016, we incurred management fees of approximately $2.5 million and $2.5 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $2.8 million and $3.0 million of Other operating expenses for the three months ended March 31, 2017 and March 31, 2016, respectively, we have accrued $1.7 million and $1.8 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock to our directors, officers, advisors, consultants and other personnel and to our Manager. As of March 31, 2017, 131,842 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2017, we have granted an aggregate of 45,408 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2017, 80,247 and 45,408 shares of restricted common stock granted to our Manager and independent directors, respectively, have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by our Manager or its transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015 and July 1, 2016, approximately 20,000 restricted stock units vested, and as of March 31, 2017, approximately 20,000 units remained unvested.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home. As of March 31, 2017, the capital commitment to Arc Home was $30.0 million of which our share is $13.4 million. We have funded all of this commitment as of March 31, 2017. On April 25, 2017, we, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million of which our share is $4.5 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at March 31, 2017 in the “Liquidity and capital resources” section for this Item 2. As of March 31, 2017 and December 31, 2016, we are obligated to pay accrued interest on our repurchase agreements in the amount of $2.4 million and $2.5 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Our maximum exposure to loss related to our TBAs is the net payable amount on our TBA transactions until the settlement date. As of March 31, 2017, our maximum exposure to loss on TBAs was $93.4 million.

Our investments in debt and equity of affiliates are comprised of real estate securities and loans, our interest in AG Arc, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of March 31, 2017, our maximum exposure to loss on investments in debt and equity of affiliates was $78.0 million.

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

Grants of restricted common stock

As of March 31, 2017, we have granted an aggregate of 45,408 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of March 31, 2017, 80,247 and 45,408 shares of restricted common stock granted to our Manager and independent directors, respectively, have vested. See Note 10 to the Notes to Consolidated Financial Statements (unaudited) for further detail on restricted stock grants.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to non-performing loans and reperforming loans. For the three months ended March 31, 2017, and March 31, 2016, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled less than $120,000.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement of Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers.

Our investment in Arc Home, which is conducted through AG Arc, one of our subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $13.0 and $12.9 million on March 31, 2017 and December 31, 2016, respectively.

On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis. As a result of the Affiliate becoming a member of AG Arc, our overall commitment to Arc Home was reduced to $13.4 million.

Arc Home may sell loans that it either purchases from third parties or originates to us, to third parties or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell rights to receive the excess servicing spread related to the MSR on the mortgage loans that it either purchases from third parties or originates. In March of 2017, we entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $1.2 million, of which $0.5 million is currently in other assets until we receive acknowledgement by the GSE.

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

In June 2016, in accordance with our Affiliated Transactions Policy, we executed two trades whereby we acquired real estate securities from two separate affiliates of the Manager (the “June Selling Affiliates”). As of the date of the trades, the securities acquired from the June Selling Affiliates had a total fair value of $6.9 million. In each case, the June Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the June Selling Affiliates, we submitted our bid for the real estate securities to the June Selling Affiliates. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In February 2017, in accordance with the our Affiliated Transactions Policy, we executed one trade whereby we acquired a real estate security from a separate affiliate of the Manager (the “February Selling Affiliate”). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, we submitted its bid for the real estate security to the February Selling Affiliate. the pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For a review of recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (Unaudited)”.

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

Valuation of our real estate securities portfolio is determined by our Manager using third-party pricing services. The evaluation methodology of third-party pricing services used incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. See Note 5 of the “Notes to Consolidated Financial Statements (unaudited)” for more detail.

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

Valuation of our mortgage loan portfolio is determined by our Manager using third-party pricing services where available, model-based pricing, or specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The overall valuation considers the underlying characteristics of each loan, which are observable inputs, including: coupon; maturity date, loan age, reset date, collateral type, periodic and life cap, geography, defaults, recoveries and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, reperformance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. Analyses provided by valuation service providers are reviewed and considered by the Manager. See Note 5 of the “Notes to Consolidated Financial Statements (unaudited)” for more detail.

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

Derivatives

We enter into various types of derivative instruments to hedge our exposure to market risk. We used or may use derivative instruments such as interest rate swaps, Futures and credit derivatives as instruments to reduce such exposure, and other instruments including long and short positions in U.S. Treasury securities to manage interest rate risk. We account for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.”

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

On March 31, 2017, we computed an estimated net effective duration of 1.52 years, comprised of 2.14 Agency RMBS duration, 1.37 of credit investment duration, (1.92) hedge duration and (0.07) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of March 31, 2017. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2017, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+100	-7.8%	-2.0%	-5.3%
+50	-3.7%	-0.9%	-2.7%
-50	2.9%	0.7%	2.4%
-100	4.8%	1.2%	4.2%

(1) Includes investments held through affiliated entities that are reported as “Investments in debt and equity of affiliates” on our consolidated balance sheet, but excludes AG Arc.

(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of March 31, 2017.

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

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company, from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On March 31, 2017, we had no advances outstanding with the FHLBC and do not consider them a source for liquidity.

Liquidity risk - derivatives

The terms of our interest rate swaps and futures require us to post collateral in the form of cash or Agency RMBS to our counterparties to satisfy two types of margin requirements: variation margin and initial margin.

We and our swap and futures counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swap or futures. Hence, as our swaps or futures lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps or futures gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swap or futures counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our repurchase transactions during periods of rising interest rates.

Initial margin works differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swap or futures and our counterparties were forced to unwind the swap or futures. For our non-centrally cleared instruments, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the instrument. This means that once we post initial margin at the outset of a non-centrally cleared instrument, we will have no further posting obligations as it pertains to initial margin. However, the initial margin on our centrally cleared instruments varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared instruments will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our swaps and futures discussed above.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

AG MORTGAGE INVESTMENT TRUST, INC.

May 4, 2017	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

May 4, 2017	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
March 31, 2017

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

