Form 10-Q
period 2017-06-30
AG Mortgage Investment Trust, Inc.
filed 2017-08-09
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large Accelerated filer ☐ Accelerated filer ☒ Non-Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of July 24, 2017, there were 27,828,441 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Real estate securities, at fair value:
Agency - $1,266,254,543 and $972,232,174 pledged as collateral, respectively	$1,601,265,257	$1,057,663,726
Non-Agency - $1,078,998,578 and $990,985,143 pledged as collateral, respectively	1,106,818,817	1,043,017,308
ABS - $26,777,004 and $21,231,956 pledged as collateral, respectively	47,917,356	21,231,956
CMBS - $203,968,254 and $201,464,058 pledged as collateral, respectively	212,183,426	211,652,660
Residential mortgage loans, at fair value - $20,943,195 and $31,031,107 pledged as collateral, respectively	23,455,233	38,195,576
Commercial loans, at fair value - $32,800,000 pledged as collateral	57,294,106	60,068,800
Investments in debt and equity of affiliates	84,711,002	72,215,919
Excess mortgage servicing rights, at fair value	2,786,501	412,648
Cash and cash equivalents	29,150,477	52,469,891
Restricted cash	48,109,840	26,583,527
Interest receivable	10,164,621	8,570,383
Receivable on unsettled trades - $0 and $3,057,814 pledged as collateral, respectively	-	3,633,161
Receivable under reverse repurchase agreements	-	22,680,000
Derivative assets, at fair value	3,129,277	3,703,366
Other assets	3,295,079	5,600,341
Due from broker	4,233,927	945,304
Total Assets	$3,234,514,919	$2,628,644,566

Liabilities
Repurchase agreements	$2,256,742,388	$1,900,509,806
Securitized debt, at fair value	18,778,169	21,491,710
Loan participation payable, at fair value	-	1,800,000
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	-	22,365,000
Payable on unsettled trades	250,732,846	-
Interest payable	3,585,468	2,570,854
Derivative liabilities, at fair value	1,769,032	2,907,255
Dividend payable	13,205,483	13,157,573
Due to affiliates	4,300,944	3,967,622
Accrued expenses	1,007,454	1,068,779
Taxes payable	801,883	1,717,883
Due to broker	459,557	1,211,694
Total Liabilities	2,551,383,224	1,972,768,176

Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 27,805,162 and 27,700,154 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	278,053	277,002
Additional paid-in capital	578,340,378	576,276,322
Retained earnings/(deficit)	(56,700,741)	(81,890,939)
Total Stockholders' Equity	683,131,695	655,876,390

Total Liabilities & Stockholders' Equity	$3,234,514,919	$2,628,644,566

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Interest Income
Interest income	$31,220,535	$30,200,296	$59,180,427	$60,897,454
Interest expense	10,201,393	8,396,997	18,362,805	16,957,296
	21,019,142	21,803,299	40,817,622	43,940,158

Other Income
Net realized gain/(loss)	(10,121,477)	(5,317,085)	(12,549,564)	(18,303,743)
Realized loss on periodic interest settlements of derivative instruments, net	(1,857,542)	(1,607,539)	(3,467,519)	(3,985,314)
Unrealized gain/(loss) on real estate securities and loans, net	25,546,552	10,958,117	38,297,116	19,798,887
Unrealized gain/(loss) on derivative and other instruments, net	1,927,169	202,572	1,801,297	(11,753,430)
Other income	3,845	1,995	31,882	27,386
	15,498,547	4,238,060	24,113,212	(14,216,214)

Expenses
Management fee to affiliate	2,443,780	2,420,782	4,919,596	4,870,925
Other operating expenses	2,851,353	2,664,252	5,644,587	5,711,064
Servicing fees	86,001	106,974	162,002	237,344
Equity based compensation to affiliate	87,540	87,183	165,018	142,154
Excise tax	375,000	375,000	750,000	750,000
	5,843,674	5,654,191	11,641,203	11,711,487

Income/(loss) before equity in earnings/(loss) from affiliates	30,674,015	20,387,168	53,289,631	18,012,457
Equity in earnings/(loss) from affiliates	2,497,116	689,973	4,999,162	620,257
Net Income/(Loss)	33,171,131	21,077,141	58,288,793	18,632,714

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$29,803,777	$17,709,787	$51,554,085	$11,898,006

Earnings/(Loss) Per Share of Common Stock
Basic	$1.08	$0.63	$1.86	$0.42
Diluted	$1.07	$0.63	$1.86	$0.42

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,724,183	28,038,953	27,713,104	28,155,441
Diluted	27,731,325	28,054,454	27,720,309	28,170,433

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		8.25 % Series A Cumulative Redeemable	8.00 % Series B Cumulative Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(432,853)	(4,329)	-	-	(5,863,449)	-	(5,867,778)
Grant of restricted stock and amortization of equity based compensation	4,636	46	-	-	202,045	-	202,091
Common dividends declared	-	-	-	-	-	(26,655,902)	(26,655,902)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	18,632,714	18,632,714
Balance at June 30, 2016	27,857,993	$278,580	$49,920,772	$111,293,233	$578,920,591	$(93,892,046)	$646,521,130

Balance at January 1, 2017	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390
Net proceeds from issuance of common stock	99,932	1,000	-	-	1,779,185	-	1,780,185
Grant of restricted stock and amortization of equity based compensation	5,076	51	-	-	284,871	-	284,922
Common dividends declared	-	-	-	-	-	(26,363,887)	(26,363,887)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	58,288,793	58,288,793
Balance at June 30, 2017	27,805,162	$278,053	$49,920,772	$111,293,233	$578,340,378	$(56,700,741)	$683,131,695

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income/(loss)	$58,288,793	$18,632,714
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	3,206,571	4,615,360
Net realized (gain)/loss	12,549,564	18,303,743
Unrealized (gains)/losses on real estate securities and loans, net	(38,297,116)	(19,798,887)
Unrealized (gains)/losses on derivative and other instruments, net	(1,801,297)	11,753,430
Equity based compensation to affiliate	165,018	142,154
Equity based compensation expense	119,904	59,937
Change in operating assets/liabilities:
Interest receivable	(1,617,572)	1,302,352
Other assets	555,298	700,209
Due from broker	(56,819)	(63,548)
Interest payable	1,764,770	(1,335,693)
Due to affiliates	333,322	(190,708)
Accrued expenses	(23,391)	(525,734)
Taxes payable	(916,000)	(760,000)
Net cash provided by (used in) operating activities	34,271,045	32,835,329

Cash Flows from Investing Activities
Purchase of real estate securities	(841,128,758)	(165,749,030)
Origination of commercial loans	-	(10,428,437)
Purchase of commercial loans	(10,270,833)	-
Purchase of U.S. Treasury securities	-	(358,417,649)
Purchase of excess mortgage servicing rights	(2,422,805)	-
Investments in debt and equity of affiliates	(14,471,397)	(12,906,210)
Proceeds from sales of real estate securities	260,894,043	131,005,232
Proceeds from sales of residential mortgage loans	13,760,936	23,267,693
Proceeds from sales of U.S. treasury securities	-	383,950,089
Distribution received from investments in debt and equity of affiliates	2,049,870	234,554
Principal repayments on real estate securities	213,297,512	171,006,146
Principal repayments on commercial loans	13,478,194	30,000,000
Principal repayments on residential mortgage loans	5,145,108	1,064,010
Net proceeds from/(payments made) on reverse repurchase agreements	22,680,932	(45,655,799)
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(22,413,242)	45,281,749
Net settlement of interest rate swaps and other instruments	(12,598,178)	(5,606,515)
Net settlement of TBAs	1,331,055	25,039
Proceeds from redemption of FHLBC Stock	-	8,013,900
Cash flows provided by/(used in) other investing activities	3,397,769	(229,607)
Restricted cash provided by/(used in) investing activities	(26,172,528)	(3,858,092)
Net cash provided by/(used in) investing activities	(393,442,322)	190,997,073

Cash Flows from Financing Activities
Repurchase of common stock	-	(7,066,364)
Net proceeds from issuance of common stock	1,830,184	-
Borrowings under repurchase agreements	14,939,399,850	47,385,733,895
Borrowings under FHLBC advances	-	147,215,991
Repayments of repurchase agreements	(14,577,400,121)	(47,170,701,353)
Repayments of FHLBC advances	-	(544,109,991)
Proceeds from transfer of loan participation	-	1,564,266
Repayments of loan participation	(1,800,000)	-
Net collateral received from/(paid to) derivative counterparty	1,996,906	(15,111,367)
Net collateral received from/(paid to) repurchase counterparty	4,875,729	7,941,766
Dividends paid on common stock	(26,315,977)	(26,919,494)
Dividends paid on preferred stock	(6,734,708)	(6,734,708)
Net cash provided by/(used in) financing activities	335,851,863	(228,187,359)

Net change in cash and cash equivalents	(23,319,414)	(4,354,957)
Cash and cash equivalents, Beginning of Period	52,469,891	46,253,291
Cash and cash equivalents, End of Period	$29,150,477	$41,898,334

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$16,736,898	$15,953,483
Cash paid for income tax	$1,727,709	$1,572,625
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$9,879,692	$-
Principal repayments on residential mortgage loans not yet received	$447,676	$-
Common stock dividends declared but not paid	$13,205,483	$13,232,547
Repayments of repurchase agreements not yet paid	$6,537,247	$-
Decrease in securitized debt	$2,747,475	$4,194,321
Transfer from residential mortgage loans to other assets	$2,050,070	$1,370,872
Transfer from investments in debt and equity of affiliates to CMBS	$-	$3,103,111

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of June 30, 2017 and December 31, 2016, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

Offering costs

The Company incurred offering costs in connection with common stock offerings. The offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings have been accounted for as a reduction of additional paid-in capital.

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

June 30, 2017

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

Any remaining unrealized losses on securities at June 30, 2017 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

June 30, 2017

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of June 30, 2017 and December 31, 2016, these investments had a fair market value of $75.3 million and $69.0 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company invests in Arc Home through AG Arc, and has chosen to make a fair value election on AG Arc pursuant to ASC 825. As of June 30, 2017 and December 31, 2016, the Company’s interest in AG Arc had a fair market value of $17.7 and $12.9 million, respectively. See Note 10 for more detail.

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

June 30, 2017

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

On February 12, 2016, the Company originated a $12.0 million commercial loan and at closing, transferred a 15% or $1.8 million interest in the loan to an unaffiliated third party. The Company, as transferor, evaluated the transfer under ASC 860-10, and concluded the transferred participation interest should be accounted for as a secured borrowing. The Company has recorded the $12.0 million commercial loan on its consolidated balance sheets as an asset in the “Commercial loans, at fair value” line item. The Company has recorded a $1.8 million liability in the “Loan participation payable, at fair value” line item representing the transfer of the participation interest. The Company has chosen to make a fair value election on the consolidated interest pursuant to ASC 825. The holder of the participation interest has no recourse to the general credit of the Company. The commercial loan was paid off in full in February 2017. The principal and interest due on the loan participation was paid from these proceeds. See Note 4 for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

June 30, 2017

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. Upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives and settle all other business transactions in accordance with the Final Rule. In addition, all FHLB stock held by the terminated Excluded Captive will be repurchased or redeemed at the FHLB’s discretion. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of June 30, 2017, the Company had no outstanding advances with the FHLBC. See the “Other investments” section below for a discussion on FHLBC stock.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2017 and December 31, 2016, the Company has met all margin call requirements.

Other investments

At June 30, 2017 and December 31, 2016 the Company owned FHLBC stock totaling $2,000. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the "Other assets" line item on the Company’s consolidated balance sheets. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2017, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period and records the dividend in “Interest income” on its consolidated statement of operations. For the three months ended June 30, 2017 and June 30, 2016, the Company recorded dividend income on its FHLBC stock of approximately $0.0 million and $0.1 million, respectively. For the six months ended June 30, 2017 and June 30, 2016, the Company recorded dividend income on its FHLBC stock of approximately $0.0 million and $0.1 million, respectively.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2017 and December 31, 2016, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. Refer to Footnote 7 for a discussion on the accounting for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of June 30, 2017, and December 31, 2016, the Company had no positions in U.S. Treasury securities.

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

June 30, 2017

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. Entities should apply the amendments in this ASU by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is required to adopt this new accounting standard in the first quarter of 2018 using a modified retrospective method for each period presented. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2017 and December 31, 2016. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The following table details the Company’s real estate securities portfolio as of June 30, 2017:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,233,190,846	$58,425,562	$1,291,616,408	$6,661,300	$(3,291,092)	$1,294,986,616	3.83%	3.14%
Fixed Rate CMO	57,663,319	463,126	58,126,445	1,038,462	-	59,164,907	3.00%	2.79%
ARM	191,718,640	(1,228,204)	190,490,436	3,622,858	-	194,113,294	2.35%	2.83%
Interest Only	498,224,520	(445,487,503)	52,737,017	2,547,463	(2,284,040)	53,000,440	2.78%	7.30%
Credit Securities:
Non-Agency RMBS	1,281,602,888	(226,894,647)	1,054,708,241	52,853,377	(3,956,198)	1,103,605,420	4.29%	5.62%
Non-Agency RMBS Interest Only	409,424,770	(405,784,066)	3,640,704	136,900	(564,207)	3,213,397	0.29%	9.88%
ABS	48,044,846	(436,541)	47,608,305	314,649	(5,598)	47,917,356	8.37%	8.76%
CMBS	211,054,292	(51,853,507)	159,200,785	1,361,135	(1,184,133)	159,377,787	5.46%	6.10%
CMBS Interest Only	1,956,481,713	(1,907,452,823)	49,028,890	3,794,393	(17,644)	52,805,639	0.43%	6.61%
Total	$5,887,405,834	$(2,980,248,603)	$2,907,157,231	$72,330,537	$(11,302,912)	$2,968,184,856	2.45%	4.43%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on June 30, 2017 and December 31, 2016:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	$444,047,650	$(7,417,197)	$130,698,280	$(3,885,715)
December 31, 2016	756,302,518	(12,017,743)	203,287,535	(7,747,463)

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

For the three months ended June 30, 2017 the Company recognized an OTTI charge of $1.8 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $0.9 million was recognized on two securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $0.9 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. For the three months ended June 30, 2017, all of the OTTI recorded pertained to securities where OTTI was recognized in a prior year.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

For the six months ended June 30, 2017 the Company recognized an OTTI charge of $4.5 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $1.9 million was recognized on three securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $2.6 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $4.5 million of OTTI recorded, $1.1 million related to securities where OTTI was not recognized in a prior year.

For the three months ended June 30, 2016 the Company recognized an OTTI charge of $3.2 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $3.2 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $3.2 million of OTTI recorded, $0.5 million related to securities where OTTI was not recognized in a prior year.

For the six months ended June 30, 2016 the Company recognized an OTTI charge of $12.4 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $12.4 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $12.4 million of OTTI recorded, $5.6 million related to securities where OTTI was not recognized in a prior year.

The decline in value of the remaining real estate securities is solely due to market conditions and not the credit quality of the assets. The investments in any remaining unrealized loss positions are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell the investments for regulatory or other reasons.

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of June 30, 2017:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$161,466,410	$161,334,424	2.51%
Greater than one year and less than or equal to five years	222,318,920	218,366,675	2.53%	32,349,456	33,373,527	2.43%	485,631,207	476,268,044	1.04%
Greater than five years and less than or equal to ten years	1,316,818,452	1,312,783,650	3.79%	20,650,984	19,363,490	4.14%	489,382,251	466,524,031	2.71%
Greater than ten years	9,127,445	9,082,964	3.50%	-	-	-	230,439,731	210,060,426	5.44%
Total	$1,548,264,817	$1,540,233,289	3.60%	$53,000,440	$52,737,017	2.78%	$1,366,919,599	$1,314,186,925	1.95%

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

For the three months ended June 30, 2017, the Company sold 15 securities for total proceeds of $141.8 million, recording realized gains of $0.5 million and realized losses of $1.4 million. For the six months ended June 30, 2017, the Company sold 30 securities for total proceeds of $260.9 million, recording realized gains of $1.0 million and realized losses of $2.1 million.

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

June 30, 2017

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

The Company previously entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined that the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on the Company’s involvement in the VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of June 30, 2017 and December 31, 2016, the resecuritized asset had an aggregate principal balance of $28.4 million and $31.5 million, respectively. As of June 30, 2017 and December 31, 2016, the resecuritized asset had an aggregate fair value of $24.9 million and $27.4 million, respectively. As of June 30, 2017 and December 31, 2016, the principal balance of the consolidated tranche was $18.8 million and $21.6 million, respectively. As of June 30, 2017 and December 31, 2016, the fair market value of the consolidated tranche was $18.8 million and $21.5 million, respectively, which is included in the Company’s consolidated balance sheets as “Non-Agency RMBS.” As of June 30, 2017 and December 31, 2016, the aggregate security has a weighted average coupon of 3.22% and 3.15%, respectively, and a weighted average yield of 6.97% and 6.73%, respectively. As of June 30, 2017 and December 31, 2016, the Company has recorded secured financing of $18.8 million and $21.5 million, respectively, on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization. As of June 30, 2017 and December 31, 2016, the consolidated tranche had a weighted average life of 3.02 years and 3.27 years, respectively, and a weighted average yield of 3.78% and 3.87%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

4. Loans

Residential mortgage loans

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of June 30, 2017:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$32,360,883	$(9,714,756)	$22,646,127	$1,357,708	$(548,602)	$23,455,233	6.13%	9.86%	5.90

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The table below summarizes certain aggregate pool level information pertaining to the Company’s residential mortgage loans:

	June 30, 2017		December 31, 2016
Loan Type	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$15,597,028	$20,432,960	$26,665,750	$35,645,382
Non-Performing	7,858,205	11,927,923	11,529,826	18,181,954
	$23,455,233	$32,360,883	$38,195,576	$53,827,336

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” For the three and six months ended June 30, 2017 the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. The $0.4 million related to non-performing loan pools with an unpaid principal balance of $9.8 million and an average fair market value of $7.7 million and $8.1 million for the three and six months ended June 30, 2017, respectively. No OTTI was recorded on loans for the three months or six months ended June 30, 2016.

As of June 30, 2017 and December 31, 2016 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.4 million and $11.0 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	June 30, 2017	December 31, 2016
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	92%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	31%	25%
California	9%	9%
Florida	3%	5%
Maryland	6%	6%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months and six months ended June 30, 2017 and June 30, 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning Balance	$18,725,471	$23,163,147	$18,281,517	$24,216,638
Additions	-	-	-	-
Accretion	(708,857)	(1,140,611)	(1,462,394)	(2,244,638)
Reclassifications from/(to) non-accretable difference	1,909,368	632,192	3,381,708	786,597
Disposals	(9,584,506)	(106,779)	(9,859,355)	(210,648)
Ending Balance	$10,341,476	$22,547,949	$10,341,476	$22,547,949

As of June 30, 2017, the Company’s residential mortgage loan portfolio is comprised of 170 conventional loans with original loan balances between $9,000 and $1.1 million.

As of December 31, 2016, the Company’s residential mortgage loan portfolio is comprised of 277 conventional loans with original loan balances between $9,000 and $1.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on June 30, 2017.

				Gross Unrealized (1)			Weighted Average
Loan (3) (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (2)	32,800,000	-	32,800,000	-	-	32,800,000	5.84%	6.21%	2.04	July 1, 2016	July 1, 2019	TX
Loan E (4)	14,521,806	(1,150,353)	13,371,453	705,987	-	14,077,440	9.51%	12.35%	3.48	April 9, 2017	April 9, 2021	Various
Loan F (4)	10,416,666	(110,096)	10,306,570	110,096	-	10,416,666	11.60%	13.54%	1.21	September 9, 2018	September 9, 2019	MN
	57,738,472	(1,260,449)	56,478,023	816,083	-	57,294,106	7.80%	9.05%	2.25

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of June 30, 2017, Loan B has been extended to the extended maturity date shown above.

(3) Loan D paid off at par in Q1 2017.

(4) Loan E and Loan F are mezzanine loans. As of the stated maturity date above, Loan E has been extended for one year.

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

(11) Loan D paid off in Q1 2017.

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860; therefore, the entire commercial loan has been recorded as an asset in the “Commercial loans, at fair value” line item on the Company’s consolidated balance sheets, referred to in the above table as “Loan D.” The weighted average coupon and yield on the commercial loan was 10.62% and 14.33%, respectively, at December 31, 2016. A $1.8 million liability was recorded in the “Loan participation payable, at fair value” line item on the Company’s consolidated balance sheets representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the “Cash Flows from Investing Activities” section and the proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The weighted average coupon and yield on the Participation Interest was 10.62% and 21.70%, respectively, at December 31, 2016. In February 2017, the Company received $12.0 million of proceeds from the pay-off of Loan D. The principal and interest due on the Participation Interest was paid from these proceeds.

During the three and six months ended June 30, 2017, the Company recorded $0.1 million and $0.2 million of discount accretion, respectively, on its commercial loans. During the three months and six months ended June 30, 2016 the Company recorded $0.1 million and $0.2 million of discount accretion, respectively, on its commercial loans.

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

Values for the Company’s securities, Excess MSRs, securitized debt, and derivatives are based upon prices obtained from third party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

In February 2016, the Company originated a $12.0 million commercial loan and transferred a 15% participation interest in the loan to an unaffiliated third party. The Company categorizes the fair value measurement of the commercial loan and consolidated participation interest as Level 3. The commercial loan was paid off in full as of June 30, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The following table presents the Company’s financial instruments measured at fair value as of June 30, 2017:

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$1,294,986,616	$-	$1,294,986,616
Fixed Rate CMO	-	59,164,907	-	59,164,907
ARM	-	194,113,294	-	194,113,294
Interest Only	-	53,000,440	-	53,000,440
Credit Investments:
Non-Agency RMBS	-	240,584,518	863,020,902	1,103,605,420
Non-Agency RMBS Interest Only	-	-	3,213,397	3,213,397
ABS	-	-	47,917,356	47,917,356
CMBS	-	21,719,460	137,658,327	159,377,787
CMBS Interest Only	-	-	52,805,639	52,805,639
Residential mortgage loans	-	-	23,455,233	23,455,233
Commercial loans	-	-	57,294,106	57,294,106
Excess mortgage servicing rights	-	-	2,786,501	2,786,501
Derivative assets	697,188	2,432,089	-	3,129,277
AG Arc	-	-	17,712,557	17,712,557
Total Assets Carried at Fair Value	$697,188	$1,866,001,324	$1,205,864,018	$3,072,562,530

Liabilities:
Securitized debt	$-	$-	$(18,778,169)	$(18,778,169)
Derivative liabilities	-	(1,769,032)	-	(1,769,032)
Total Liabilities Carried at Fair Value	$-	$(1,769,032)	$(18,778,169)	$(20,547,201)

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2016:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$739,727,721	$-	$739,727,721
Fixed Rate CMO	-	63,697,398	-	63,697,398
ARM	-	211,344,052	-	211,344,052
Interest Only	-	42,894,555	-	42,894,555
Credit Investments:
Non-Agency RMBS	-	321,495,328	717,760,534	1,039,255,862
Non-Agency RMBS Interest Only	-	-	3,761,446	3,761,446
ABS	-	-	21,231,956	21,231,956
CMBS	-	28,726,319	130,789,615	159,515,934
CMBS Interest Only	-	-	52,136,726	52,136,726
Residential mortgage loans	-	-	38,195,576	38,195,576
Commercial loans	-	-	60,068,800	60,068,800
Excess mortgage servicing rights	-	-	412,648	412,648
Derivative assets	-	3,703,366	-	3,703,366
AG Arc	-	-	12,894,819	12,894,819
Total Assets Carried at Fair Value	$-	$1,411,588,739	$1,037,252,120	$2,448,840,859

Liabilities:
Securitized debt	$-	$-	$(21,491,710)	$(21,491,710)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Securities borrowed under reverse repurchase agreements	(22,365,000)	-	-	(22,365,000)
Derivative liabilities	(636,211)	(2,271,044)	-	(2,907,255)
Total Liabilities Carried at Fair Value	$(23,001,211)	$(2,271,044)	$(23,291,710)	$(48,563,965)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2017 and June 30, 2016.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

June 30, 2017

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$762,089,348	$3,557,950	$21,165,442	$122,215,294	$52,921,927	$36,255,911	$58,274,488	$1,056,123	$13,010,453	$(19,948,739)
Transfers (1):
Transfers into level 3	70,603,992	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(51,307,381)	-	-	-	-	-	-	-	-	-
Purchases/Transfers	215,073,421	-	39,717,021	15,000,001	-	-	-	1,858,979	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,459,000	-
Proceeds from sales/redemptions	(61,084,219)	-	(9,311,530)	-	-	(9,248,143)	-	-	-	-
Proceeds from settlement	(86,015,924)	-	(3,984,154)	(108,799)	-	(4,631,367)	(1,176,506)	(176,923)	-	1,171,856
Total net gains/(losses) (2)
Included in net income	13,661,665	(344,553)	330,577	551,831	(116,288)	1,078,832	196,124	48,322	243,104	(1,286)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-
Ending Balance	$863,020,902	$3,213,397	$47,917,356	$137,658,327	$52,805,639	$23,455,233	$57,294,106	$2,786,501	$17,712,557	$(18,778,169)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2017 (3)	$14,997,601	$(344,553)	$(95,002)	$897,090	$(116,288)	$(913,062)	$196,124	$48,322	$243,104	$(1,286)

(1) Transfers are assumed to occur at the beginning of the period. During the three months ended June 30, 2017, the Company transferred 6 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 5 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$15,783,215
Unrealized gain/(loss) on derivative and other instruments, net	(1,286)
Net realized gain/(loss)	(376,705)
Equity in earnings/(loss) from affiliates	243,104
Total	$15,648,328

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$14,670,232
Unrealized gain/(loss) on derivative and other instruments, net	(1,286)
Equity in earnings/(loss) from affiliates	243,104
Total	$14,912,050

Three Months Ended

June 30, 2016

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$760,004,764	$4,052,280	$64,643,140	$86,980,005	$17,126,868	$56,709,105	$84,800,000	$383,843	$-	$(28,256,689)	$(1,800,000)
Transfers (1):
Transfers into level 3	124,939,008	-	-	-	-	-	-	-	(316,580)	-	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers	4,993,750	-	12,500,598	2,000,000	26,318,875	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	5,306,210	-	-
Proceeds from sales/redemptions	(21,677,437)	-	(1,511,503)	(2,100,960)	-	-	-	-	-	-	-
Proceeds from settlement	(53,642,972)	-	(559,488)	(182,835)	-	(737,718)	(30,000,000)	(37,336)	-	2,480,725	-
Total net gains/(losses) (2)
Included in net income	(611,831)	(1,651,548)	400,422	66,496	(140,250)	(334,781)	-	-	(501,349)	(12,319)	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$814,005,282	$2,400,732	$75,473,169	$86,762,706	$43,305,493	$55,636,606	$54,800,000	$346,507	$4,488,281	$(25,788,283)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2016 (3)	$748,366	$(522,058)	$390,869	$54,752	$(140,250)	$(334,781)	$-	$-	(501,349)	$(12,319)	$-

(1) Transfers are assumed to occur at the beginning of the period. During the three months ended June 30, 2016, the Company transferred 7 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and its investment in AG Arc into the Level 3 category from the Level 1 category under the fair value hierarchy of ASC 820.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

Six Months Ended

June 30, 2017

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$12,894,819	$(21,491,710)	$(1,800,000)
Transfers (1):
Transfers into level 3	156,247,235	-	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(87,193,669)	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers	257,276,811	-	46,447,667	18,568,750	-	-	10,270,833	2,565,344	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,459,000	-	-
Proceeds from sales/redemptions	(84,759,581)	-	(16,977,157)	(4,533,594)	-	(10,102,590)	-	-	-	-	-
Proceeds from settlement	(115,376,445)	-	(3,984,154)	(8,594,055)	-	(5,297,349)	(13,534,402)	(187,287)	-	2,747,475	1,954,927
Total net gains/(losses) (2)
Included in net income	19,066,017	(548,049)	1,199,044	1,427,611	668,913	659,596	488,875	(4,204)	358,738	(33,934)	(154,927)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$863,020,902	$3,213,397	$47,917,356	$137,658,327	$52,805,639	$23,455,233	$57,294,106	$2,786,501	$17,712,557	$(18,778,169)	$-

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2017 (3)	$20,392,109	$(548,049)	$743,730	$1,857,762	$668,913	$(1,401,691)	$432,666	$(4,204)	$358,738	$(33,934)	$-

(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2017, the Company transferred 12 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 8 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$23,619,676
Unrealized gain/(loss) on derivative and other instruments, net	(188,861)
Net realized gain/(loss)	(661,873)
Equity in earnings/(loss) from affiliates	358,738
Total	$23,127,680

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$22,141,236
Unrealized gain/(loss) on derivative and other instruments, net	(33,934)
Equity in earnings/(loss) from affiliates	358,738
Total	$22,466,040

Six Months Ended

June 30, 2016

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$-	$-	$-
Transfers (1):
Transfers into level 3	466,014,255	-	-	-	-	-	-	-	(316,580)	(30,046,861)	-
Purchases/Transfers (2)	11,717,812	-	23,698,801	2,000,000	26,348,759	-	10,428,437	-	-	-	(1,564,266)
Capital contributions	-	-	-	-	-	-	-	-	5,306,210	-	-
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-	-	-	-	-
Proceeds from sales/redemptions	(29,172,134)	-	(1,511,503)	(2,100,960)	-	-	-	-	-	-	-
Proceeds from settlement	(76,553,594)	-	(1,187,108)	(1,103,203)	-	(1,064,010)	(30,000,000)	(78,804)	-	4,194,321	-
Total net gains/(losses) (4)
Included in net income	(9,679,017)	(3,153,002)	(288,858)	(3,057,549)	(224,093)	(379,611)	1,571,563	-	(501,349)	64,257	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$814,005,282	$2,400,732	$75,473,169	$86,762,706	$43,305,493	$55,636,606	$54,800,000	$346,507	$4,488,281	$(25,788,283)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2015 (4)	$(3,571,140)	$(1,529,325)	$(160,154)	$(2,739,373)	$(224,093)	$(379,611)	$1,571,563	$-	$(501,349)	$64,257	$(235,733)

(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2016, the Company transferred 36 Non-Agency RMBS securities and its securitized debt investment into the Level 3 category from the Level 2 category and its investment in AG Arc into the Level 3 category from the Level 1 category under the fair value hierarchy of ASC 820.

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

(5) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(7,032,133)
Unrealized gain/(loss) on derivative and other instruments, net	(171,476)
Equity in earnings/(loss) from affiliates	(501,349)
Total	$(7,704,958)

Refer to the tables above for details on transfers between the Level 3 and Level 2 categories under ASC 820. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$835,907,355	Discounted Cash Flow	Yield	2.50% - 9.70% (4.60%)
			Projected Collateral Prepayments	0.00% - 35.00% (10.59%)
			Projected Collateral Losses	0.00% - 30.00% (3.42%)
			Projected Reperforming Rates	18.81% - 47.76% (33.32%)
			Projected Collateral Severities	0.00% - 100.00% (28.60%)
			Projected Timeline to Liquidation (Months)	16.17 - 22.99 (20.30)
	$27,113,547	Consensus Pricing	Offered Quotes	21.50 - 100.00 (84.17)
Non-Agency RMBS Interest Only	$2,821,103	Discounted Cash Flow	Yield	17.50% - 17.50% (17.50%)
			Projected Collateral Prepayments	12.50% - 18.00% (12.79%)
			Projected Collateral Losses	0.50% - 0.75% (0.51%)
			Projected Collateral Severities	10.00% - 15.00% (10.26%)
	$392,294	Consensus Pricing	Offered Quotes	0.74 - 0.74 (0.74)
ABS	$17,338,510	Discounted Cash Flow	Yield	5.64% - 5.64% (5.64%)
			Projected Collateral Prepayments	20.00% - 40.00% (24.70%)
			Projected Collateral Losses	0.00% - 2.00% (1.53%)
			Projected Collateral Severities	0.00% - 50.00% (38.26%)
	$30,578,846	Consensus Pricing	Offered Quotes	98.63 - 100.00 (99.56)
CMBS	$134,438,321	Discounted Cash Flow	Yield	4.33% - 8.39% (6.08%)
			Projected Collateral Prepayments	0.00% - 30.00% (0.28%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,220,006	Consensus Pricing	Offered Quotes	5.60 - 6.74 (6.34)
CMBS Interest Only	$52,805,639	Discounted Cash Flow	Yield	2.50% - 5.95% (4.52%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$23,455,233	Discounted Cash Flow	Yield	6.25% - 9.00% (7.54%)
			Projected Collateral Prepayments	3.34% - 5.48% (4.74%)
			Projected Collateral Losses	5.13% - 6.70% (5.68%)
			Projected Reperforming Rates	10.22% - 42.78% (24.14%)
			Projected Collateral Severities	23.10% - 46.24% (38.74%)
			Projected Timeline to Liquidation (Months)	13.59 - 29.81 (16.63)
Commercial Loans	$32,800,000	Discounted Cash Flow	Yield	6.21% - 6.21% (6.21%)
			Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$24,494,106	Consensus Pricing	Offered Quotes	96.94 - 100.00 (98.24)
Excess Mortgage Servicing Rights	$2,478,235	Discounted Cash Flow	Yield	9.50% - 11.73% (10.14%)
			Projected Collateral Prepayments	8.13% - 12.74% (10.18%)
	$308,266	Consensus Pricing	Offered Quotes	0.06 - 0.54 (0.49)
AG Arc	$17,712,557	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt	$(18,778,169)	Discounted Cash Flow	Yield	3.46% - 3.46% (3.46%)
			Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)

(1) Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

Asset Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$694,948,644	Discounted Cash Flow	Yield	1.70% - 18.56% (5.11%)
			Projected Collateral Prepayments	0.00% - 35.00% (9.84%)
			Projected Collateral Losses	0.00% - 38.00% (5.22%)
			Projected Reperforming Rates	18.53% - 46.77% (33.39%)
			Projected Collateral Severities	0.00% - 100.00% (38.57%)
			Projected Timeline to Liquidation (Months)	16.13 - 23.09 (20.72)
	$22,811,890	Consensus Pricing	Offered Quotes	21.50 - 100.07 (78.89)
Non-Agency RMBS Interest Only	$3,761,446	Discounted Cash Flow	Yield	17.50% - 17.50% (17.50%)
			Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	0.50% - 0.50% (0.50%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
ABS	$21,231,956	Discounted Cash Flow	Yield	4.16% - 6.47% (4.98%)
			Projected Collateral Prepayments	1.50% - 40.00% (22.31%)
			Projected Collateral Losses	0.00% - 2.00% (0.88%)
			Projected Collateral Severities	0.00% - 50.00% (9.81%)
CMBS	$121,056,008	Discounted Cash Flow	Yield	3.32% - 9.16% (6.13%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$9,733,607	Consensus Pricing	Offered Quotes	5.03 - 99.81 (68.64)
CMBS Interest Only	$52,136,726	Discounted Cash Flow	Yield	2.51% - 9.49% (5.85%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$38,195,576	Discounted Cash Flow	Yield	6.50% - 8.00% (7.42%)
			Projected Collateral Prepayments	3.18% - 5.82% (4.51%)
			Projected Collateral Losses	5.16% - 5.32% (5.18%)
			Projected Reperforming Rates	9.59% - 34.53% (22.91%)
			Projected Collateral Severities	25.19% - 84.80% (45.34%)
			Projected Timeline to Liquidation (Months)	12.32 - 29.85 (14.33)
Commercial Loans	$44,800,000	Discounted Cash Flow	Yield	5.65% - 21.70% (7.98%)
			Credit Spread	4.75 bps - 10 bps (6.16 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$15,268,800	Consensus Pricing	Offered Quotes	95.43 - 95.43 (95.43)
Excess Mortgage Servicing Rights	$412,648	Consensus Pricing	Offered Quotes	0.09 - 0.62 (0.55)
AG Arc	$12,894,819	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt	$(21,491,710)	Discounted Cash Flow	Yield	3.36% - 3.36% (3.36%)
			Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)
Loan participation payable	$(1,800,000)	Discounted Cash Flow	Yield	21.70% - 21.70% (21.70%)
			Credit Spread	10 bps - 10 bps (10 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)

(1) Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2016.

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

June 30, 2017

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of June 30, 2017:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$79,442,000	1.42%	3.0%	$81,888,405	$81,389,926	$244,793
30 days or less	1,271,611,000	2.22%	15.7%	1,533,383,438	1,482,365,948	5,390,520
31-60 days	453,727,000	1.39%	7.0%	492,275,346	486,107,148	1,530,381
61-90 days	230,737,000	1.50%	6.2%	254,858,959	252,017,830	686,533
91-180 days	78,494,000	1.43%	4.5%	85,813,781	85,460,132	250,912
Greater than 180 days	107,075,000	1.51%	11.1%	120,749,692	121,401,315	315,530
Total / Weighted Average	$2,221,086,000	1.89%	11.9%	$2,568,969,621	$2,508,742,299	$8,418,669

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of June 30, 2017:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$13,860,388	3.72%	3.92%	32.8%	$20,943,195	$19,877,808	$27,562

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of June 30, 2017:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	3.37%	3.32%	33.5%	$32,800,000	$32,800,000	$153,768

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

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on June 30, 2017 and December 31, 2016, broken out by investment type:

	June 30, 2017	December 31, 2016
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$1,259,225,785	$965,154,048
Non-Agency RMBS	1,078,998,578	990,985,143
ABS	26,777,004	21,231,956
CMBS	203,968,254	201,464,058
Residential Mortgage Loans	20,943,195	31,031,107
Commercial Mortgage Loans	32,800,000	32,800,000
Cash pledged (i.e., restricted cash) under repurchase agreements	11,951,335	17,149,022
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	-	3,057,814
Total collateral pledged under Repurchase agreements	$2,634,664,151	$2,262,873,148

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on June 30, 2017 and December 31, 2016, broken out by investment type:

	June 30, 2017	December 31, 2016
Repurchase agreements secured by investments:
Agency RMBS	$1,187,289,000	$907,041,000
Non-Agency RMBS	863,701,000	776,459,104
ABS	19,234,000	15,283,000
CMBS	150,862,000	154,386,000
Residential Mortgage Loans	13,860,388	25,544,702
Commercial Mortgage Loans	21,796,000	21,796,000
Gross Liability for Repurchase agreements	$2,256,742,388	$1,900,509,806

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of June 30, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,256,742,388	$-	$2,256,742,388	$2,256,742,388	$-	$-

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of June 30, 2017 and December 31, 2016 the Company had 39 and 37 financing counterparties, respectively, under which it had outstanding debt with 26 and 23 counterparties, respectively.

The following table presents information at June 30, 2017 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
JP Morgan Securities, LLC	$50,493,355	81	7%
RBC (Barbados) Trading Bank Corporation	35,982,610	19	5%
Credit Suisse Securities, LLC	34,600,293	22	5%

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

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”) to finance both AG MIT’s and AG MIT CMO’s acquisition of certain consumer asset-backed securities and commercial mortgage-backed securities as well as Non-Agency RMBS. The Second Renewal amended the repurchase agreement entered into by the Company, AG MIT and AG MIT CMO with Wells Fargo in 2014. Each transaction under the Second Renewal had its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The Second Renewal included a 270 day evergreen structure providing for the automatic renewal of the agreement each day for a new term of 270 days unless Wells Fargo notified AG MIT and AG MIT CMO that it had decided not to renew, at which point the agreement terminated 270 days after the date of nonrenewal. The Second Renewal also increased the aggregate maximum borrowing capacity to $200 million and extended the maturity date to April 13, 2017. The Second Renewal contained representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. The Company elected not to renew the Master Repurchase and Securities Contract as of June 30, 2017, and the securities which were financed under this facility have since been financed with new counterparties. As of December 31, 2016, the Company had $93.4 million of debt outstanding under this facility.

On February 23, 2017, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Five of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 23, 2018 and a facility termination date of February 22, 2019. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $50.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of June 30, 2017, the Company had $13.9 million of debt outstanding under the WFB1 Repurchase Agreement. As of December 31, 2016, the Company had $25.5 million of debt outstanding under Amendment Number Four of the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”) with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provided for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to the satisfaction of certain terms of the extensions described below. AG MIT CREL had three (3) one-year options to extend the term of the CREL Repurchase Agreement: (i) the first for an additional one year period (the “First Extension Period”) ending September 17, 2017 (the “First Extended Termination Date”), (ii) the second for an additional one year period (the “Second Extension Period”) ending September 17, 2018 (the “Second Extended Termination Date”) and (iii) the third for an additional one year period ending September 17, 2019 (the “Third Extended Termination Date”). For each of the Initial Termination Date, the First Extended Termination Date, the Second Extended Termination Date and the Third Extended Termination Date, if such day is not a Business Day, such date would be the next succeeding Business Day. Each option was exercisable in each case no more than ninety (90) days and no fewer than thirty (30) days prior to the initial facility termination date, the First Extended Termination Date or the Second Extended Termination Date, as the case may be.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “First Amendment”) with Wells Fargo. The First Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The First Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The First Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The First Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of June 30, 2017 and December 31, 2016, the Company had $21.8 million of debt outstanding under this facility.

In September 2016, the Company exercised its option to extend the term of the CREL Repurchase Agreement to the First Extended Termination Date. In June 2017, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 2 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Second Amendment”) with Wells Fargo. The Second Amendment amended the CREL Repurchase Agreement to extend the facility termination date to July 1, 2019 and remove the second and third extension options.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The following table presents the fair value of the Company's derivative and other instruments and their balance sheet location at June 30, 2017 and December 31, 2016.

Derivatives and Other Instruments	Designation	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$-	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	2,136,460	3,703,366
TBAs	Non-Hedge	Derivative liabilities, at fair value	(1,769,032)	(423,825)
TBAs	Non-Hedge	Derivative assets, at fair value	295,629	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	-	(636,211)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	697,188	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	-	(22,365,000)

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

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	June 30, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,494,000,000	$644,000,000
Notional amount of TBAs	300,000,000	(25,000,000)
Notional amount of short positions on U.S. Treasury Futures (1)	(70,000,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,000,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$2,027,635	$(1,615,094)	$3,258,849	$(19,516,469)
Interest rate swaps, at fair value	Net realized gain/(loss)	(8,082,738)	(2,839,917)	(8,082,738)	(5,733,434)
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	(150,547)	-	(150,547)
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	(20,374)	-	(20,374)
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	-	126,919	-	126,919
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	1,273,312	21,123	1,379,811	21,123
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(2,882,643)	15,056	(3,830,579)	15,056
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(1,409,304)	441,638	(1,049,539)	441,246
TBAs (1)	Net realized gain/(loss)	1,573,086	(180,625)	1,331,055	25,039
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	1,587,306	-	7,580,039
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	109,062	-	423,828
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	(200,391)	(1,724,922)	(200,391)
Short positions on U.S. Treasuries	Net realized gain	-	-	1,730,547	-

(1) For the three months ended June 30, 2017, gains and losses from purchases and sales of TBAs consisted of $0.7 million of net TBA dollar roll net interest income and net losses of $0.6 million due to price changes. For the six months ended June 30, 2017, gains and losses from purchases and sales of TBAs consisted of $1.1 million of net TBA dollar roll net interest income and net losses of $0.8 million due to price changes. For the three months ended June 30, 2016, gains and losses from purchases and sales of TBAs consisted of $7,656 of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes. For the six months ended June 30, 2016, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net gains of $0.4 million due to price changes.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of June 30, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (1)
Interest Rate Swaps	$2,749,027	$-	$2,749,027	$-	$448,635	$2,300,392
U.S. Treasury Futures - Short	697,188	-	697,188	-	-	697,188
TBAs	295,629	-	295,629	-	-	295,629
Total Derivative Assets	$3,741,844	$-	$3,741,844	$-	$448,635	$3,293,209

Derivative Liabilities
TBAs	$(1,769,032)	$-	$(1,769,032)	$(1,769,032)	$-	$-
Total Derivative Liabilities	$(1,769,032)	$-	$(1,769,032)	$(1,769,032)	$-	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $3,741,844 less accrued interest of $(612,567) for a total of $3,129,277.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. On June 30, 2017, the Company pledged real estate securities with a fair value of $7.0 million and cash of $28.0 million as collateral against certain derivatives. The Company’s counterparties posted cash of $0.4 million to it as collateral for certain derivatives. On December 31, 2016, the Company pledged real estate securities with a fair value of $7.1 million and cash of $9.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $0.9 million to it as collateral for certain derivatives.

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

As of June 30, 2017, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of June 30, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	1.17%	0.34
2019	170,000,000	1.36%	1.19%	2.38
2020	570,000,000	1.63%	1.22%	2.86
2022	363,000,000	1.80%	1.25%	5.00
2024	150,000,000	2.04%	1.23%	6.89
2026	75,000,000	2.12%	1.19%	9.39
2027	130,000,000	2.30%	1.20%	9.80
Total/Wtd Avg	$1,494,000,000	1.75%	1.22%	4.60

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2017 and June 30, 2016:

For the Three Months Ended June 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$90,000,000	$891,000,000	$(681,000,000)	$300,000,000	$309,964,840	$(311,438,243)	$295,629	$(1,769,032)
TBAs - Short	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended June 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$-	$232,000,000	$(132,000,000)	$100,000,000	$103,757,810	$(103,450,351)	$719,960	$(412,501)
TBAs - Short	$-	$75,000,000	$(75,000,000)	$-	$-	$(7,813)	$484,376	$(492,189)

For the Six Months Ended June 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000,000	$1,176,000,000	$(926,000,000)	$300,000,000	$309,964,840	$(311,438,243)	$295,629	$(1,769,032)
TBAs - Short	$(75,000,000)	$75,000,000	$-	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$277,000,000	$(252,000,000)	$100,000,000	$103,757,810	$(103,450,351)	$719,960	$(412,501)
TBAs - Short	$-	$225,000,000	$(225,000,000)	$-	$-	$(7,813)	$484,376	$(492,189)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

As of June 30, 2017 and June 30, 2016, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	June 30, 2017	June 30, 2016
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	20,003	40,006

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and six months ended June 30, 2017 and June 30, 2016, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$29,803,777	$17,709,787	$51,554,085	$11,898,006

Denominator:
Basic weighted average common shares outstanding	27,724,183	28,038,953	27,713,104	28,155,441
Dilutive effect of restricted stock units	7,142	15,501	7,205	14,992
Diluted weighted average common shares outstanding	27,731,325	28,054,454	27,720,309	28,170,433

Basic Earnings/(Loss) Per Share of Common Stock:	$1.08	$0.63	$1.86	$0.42
Diluted Earnings/(Loss) Per Share of Common Stock:	$1.07	$0.63	$1.86	$0.42

The following tables detail our common stock dividends for the six months ended June 30, 2017, and June 30, 2016:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

The following tables detail our preferred stock dividends during the six months ended June 30, 2017, and June 30, 2016:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50

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

For the three months ended June 30, 2017 and June 30, 2016, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2017 and June 30, 2016, the Company recorded excise tax expense of $0.8 million and $0.8 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2017 or December 31, 2016. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of June 30, 2017 and December 31, 2016, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

For the three months and six months ended June 30, 2017, the Company incurred management fees of approximately $2.4 million and $4.9 million, respectively. For the three months and six months ended June 30, 2016, the Company incurred management fees of approximately $2.4 million and $4.9 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2017 and December 31, 2016, no event of termination of the management agreement had occurred.

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

Of the $2.8 million and $5.6 million of Other operating expenses for the three and six months ended June 30, 2017, respectively, the Company has accrued $1.7 million and $3.4 million, respectively, representing a reimbursement of expenses. Of the $2.7 million and $5.7 million of Other operating expenses for the three and six months ended June 30, 2016, respectively, the Company has accrued $1.7 million and $3.5 million, respectively, representing a reimbursement of expenses.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of June 30, 2017, 128,514 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

As of June 30, 2017, the Company has granted an aggregate of 48,736 shares of restricted common stock to its independent directors and 100,250 shares of restricted common stock to its Manager under its equity incentive plans. As of June 30, 2017, 48,736 and 80,247 shares of restricted common stock granted to the Company’s independent directors and Manager, respectively, have vested.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015, and July 1, 2016, approximately 20,000 restricted stock units vested, and as of June 30, 2017, approximately 20,000 units remained unvested.

On July 1, 2017, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2018, July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

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

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Arc Home, a Delaware limited liability company. The Company’s investment in AG Arc is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $17.7 million and $12.9 million on June 30, 2017 and December 31, 2016, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 47 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Arc Home is led by an external management team.

Arc Home may sell loans that it either purchases from third parties or originates to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to the MSR on the mortgage loans that it either purchases from third parties or originates. As of June 30, 2017, the Company entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $2.7 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three and six months ended June 30, 2017, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $44,824 and $95,290, respectively. For the three and six months ended June 30, 2016, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $69,254 and $135,526, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays a sourcing fee to Arc Home based on the net equity invested by the Company for these investments. For the three and six months ended June 30, 2017, the sourcing fees paid by the Company to Arc Home totaled $3,443. No sourcing fees were paid by the Company to Arc Home for the three or six months ended June 30, 2016.

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

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On June 30, 2017, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and is set to expire on July 6, 2018. No warrants were exercised for the three and six months ended June 30, 2017 and June 30, 2016.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 3, 2017 or September 27, 2017 for the Series A and Series B Preferred Stock, respectively, or earlier under certain circumstances intended to preserve the Company’s qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2017, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the six months ended June 30, 2017 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

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

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents”), which the Company refers to as the “Equity Distribution Agreements”, pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of June 30, 2017, the Company sold 99,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.8 million.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into the LLC Agreement of Arc Home and agreed to fund an initial capital commitment of $30.0 million. On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million. The Company’s share of the total capital commitment was $17.8 million. The Company had funded all of this commitment as of June 30, 2017.

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

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities);

•	Sequential pay fixed rate collateralized mortgage obligations (“CMOs”),

•	CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR (“Inverse interest-only securities”);

•	CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS “interest-only strips” (“Interest-only securities”);

•	Excess mortgage servicing rights (“Excess MSRs”) whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE (grouped with Agency RMBS interest-only securities throughout this Item 2); and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as our Non-Agency RMBS. Our Non-Agency RMBS include investment grade and non-investment grade fixed and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A (weighted average credit score between 700 and 620); and

•	Subprime (weighted average credit score below 620)

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	RMBS Interest-Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE (grouped with RMBS Interest-Only securities throughout this Item 2)

•	CRTs (defined below)

•	RPL/NPL (described below); and

•	Residential Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”) include:

•	Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued by Fannie Mae and Freddie Mac to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of newly originated single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL include:

•	Mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) and/or non-performing mortgage loans (“NPL”). The RPL/NPL that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL securitizations are structured with significant credit enhancement (typically, approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. “Credit enhancement” refers to the value of the subordinated tranches available to absorb all credit losses prior to those losses being allocated to more senior tranches. For a senior tranche in this type of securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches have been paid off. In addition, the RPL/NPL that we own contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Residential Whole Loans include:

•	RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate.

•	RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include commercial mortgage-backed securities, or CMBS, Freddie Mac K-Series CMBS (described below), CMBS interest-only securities (CMBS backed by interest-only strips) and commercial mortgage loans.

Freddie Mac K-Series CMBS (“K-Series CMBS”) include:

•	CMBS, CMBS interest-only and CMBS principal-only securities which are regularly-issued by Freddie Mac as pass-through securities backed by multifamily mortgage loans. These K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 2, we categorize our Freddie Mac K-Series CMBS interest-only bonds as part of our “CMBS Interest-Only” assets.

ABS

We also invest in asset backed securities, or ABS. Our ABS portfolio may include securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others.

Investment classification

Throughout this Item 2, (1) we use the terms “credit portfolio” and “credit investments” to refer to our Residential Investments, Commercial Investments and ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our residential mortgage loans (exclusive of our Residential Whole Loans) and commercial mortgage loans, collectively, as our “loans”; (3) we use the term “credit securities” to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our “investment portfolio” refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term “GAAP investment portfolio” which consists of (i) our Agency RMBS, exclusive of TBAs (our “GAAP Agency RMBS portfolio”) and (ii) our credit portfolio, exclusive of all investments held within affiliated entities (our “GAAP credit portfolio”), and excludes any investments classified as “Other assets” on our consolidated balance sheets. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our investments held within affiliated entities.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

In December 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of our indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 47 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers.

Market overview

Agency MBS spreads were relatively stable during the second quarter despite increased discussion of the Federal Reserve slowing the pace of its balance sheet reinvestment program.  The growing likelihood of this event commencing later this year resulted in Agency MBS underperforming most other structured products, but the favorable backdrop of a range bound interest rate environment and falling implied interest rate volatility encouraged enough yield buying to hold spreads largely in-line with benchmark interest rates.  While longer maturity, fixed rate Agency MBS maintained stable valuations during the quarter, spreads on shorter duration hybrid ARMs and structured post-reset interest-only securities widened in response to further flattening of the yield curve, resulting in a modest negative contribution to overall book value.  In light of the broad-based tightening that continues to take place within credit markets, Agency MBS remains one of the most attractive asset class for the marginal dollar of capital invested.  As such, we have increased our sector allocation on a hedged basis and look to continue this activity over the near term.

The second quarter theme for mortgage- and asset-backed markets was mostly unchanged from the start of the year: strong demand and stable fundamentals continued to drive credit spreads to tighter levels. The new-issue calendar was active with subscription levels that were often several times larger than offered amounts, and secondary markets did not provide enough supply to satisfy the market’s appetite for bonds. In mortgage credit, demand could be most directly measured in the credit-risk transfer (CRT) market which rallied during the quarter based on attractive relative value to other fixed-income asset classes. Long duration, subordinate tranches led the CRT rally as spreads tightened over 100 basis points during the quarter, bringing price premiums to upwards of five to ten points above par for these tranches. MITT’s credit book value benefited from the continued spread tightening which more than offset the modest decline in Agency book value.  Most notably we saw significant increases in the Prime, Alt-A and Credit Risk Transfer sectors.  We continue to find value in the new issue market which accounted for over 90% of our credit purchases during the quarter.  Those purchases were spread across a variety of sectors including ABS, CMBS, Credit Risk Transfer, Non-Qualified Mortgage (included in our Prime investment category) and RPL/NPL MBS sectors.  Sales during the quarter were concentrated in legacy securities that we sold opportunistically to take advantage of historically tight spreads and increased liquidity.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.6% on a year-over-year basis in May 2017 as compared with May 2016, according to data released by CoreLogic. This marks the 64th consecutive monthly increase year-over-year in national home prices. The housing market remains strong, and we expect home price appreciation to persist around current levels due to tight supply conditions across most of the nation. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates and the further loosening of credit available to prospective homeowners, coupled with a stable broader domestic economy, have provided support for the housing market recovery.

According to CoreLogic, the aggregate negative equity value (homes where the homeowner owes more on the home than the home is worth) decreased $21.6 billion to $283 billion in the first quarter of 2017, from $304.5 billion in the first quarter of 2016, a decrease of 7.1%. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession has lifted due to the rise in home prices over the past five years. CoreLogic predicts that if home prices rise an additional 5.0%, 600,000 homeowners could regain positive equity. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2017 and is anticipated to remain stable in the near future.

The Fed, in its June 14, 2017 meeting, decided to raise the federal funds interest rate by 0.25%. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains below 5% and year-over-year core personal consumption expenditures (core PCE) inches toward the Fed’s 2% target. At the June meeting, the Fed increased its median forecast for real GDP growth in 2017 and maintained its median forecast for 2018 and 2019 as well decreased its median forecast for the unemployment rate in each of those same years. Ultimately, in light of both a cyclically and structurally depressed neutral interest rate, we do not anticipate the Fed will raise the federal funds by more than 50-75 bps in total over the next 12-24 months in addition to the commencement of the planned reduction of the pace of balance sheet reinvestment. As such, we maintain our benign range bound outlook for interest rates throughout the balance of this year. The uncertainty we see remains in the future composition of the Federal Reserve Board and its new chairperson in 2018.

The initial reading on second quarter GDP growth accelerated to 2.6% from 1.2% in the first quarter of 2017. Strength was driven by a rebound in consumer spending, healthy business fixed investment and a modest uptick in government spending, that were marginally offset by a decrease in residential investment. Inventories were flat quarter over quarter.

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

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. In addition, according to publicly released statements, a top legislative priority of the new President’s administration and of Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax or regulatory reform and the impact of any potential reform on our operations.

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

The table below presents certain information from our Consolidated Statement of Operations for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Statement of Operations Data:
Net Interest Income
Interest income	$31,220,535	$30,200,296	$59,180,427	$60,897,454
Interest expense	10,201,393	8,396,997	18,362,805	16,957,296
	21,019,142	21,803,299	40,817,622	43,940,158

Other Income
Net realized gain/(loss)	(10,121,477)	(5,317,085)	(12,549,564)	(18,303,743)
Realized loss on periodic interest settlements of derivative instruments, net	(1,857,542)	(1,607,539)	(3,467,519)	(3,985,314)
Unrealized gain/(loss) on real estate securities and loans, net	25,546,552	10,958,117	38,297,116	19,798,887
Unrealized gain/(loss) on derivative and other instruments, net	1,927,169	202,572	1,801,297	(11,753,430)
Other income	3,845	1,995	31,882	27,386
	15,498,547	4,238,060	24,113,212	(14,216,214)

Expenses
Management fee to affiliate	2,443,780	2,420,782	4,919,596	4,870,925
Other operating expenses	2,851,353	2,664,252	5,644,587	5,711,064
Servicing fees	86,001	106,974	162,002	237,344
Equity based compensation to affiliate	87,540	87,183	165,018	142,154
Excise tax	375,000	375,000	750,000	750,000
	5,843,674	5,654,191	11,641,203	11,711,487

Income/(loss) before equity in earnings/(loss) from affiliates	30,674,015	20,387,168	53,289,631	18,012,457
Equity in earnings/(loss) from affiliates	2,497,116	689,973	4,999,162	620,257
Net Income/(Loss)	33,171,131	21,077,141	58,288,793	18,632,714

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$29,803,777	$17,709,787	$51,554,085	$11,898,006

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$1.08	$0.63	$1.86	$0.42
Diluted	$1.07	$0.63	$1.86	$0.42

Net Income/(Loss)

Net income/(loss) available to common stockholders increased $12.1 million from $17.7 million for the three months ended June 30, 2016 to $29.8 million for the three months ended June 30, 2017, primarily due to higher prices on our securities, which increased our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivative and other instruments, net.”

Net income/(loss) available to common stockholders increased $39.7 million from $11.9 million for the six months ended June 30, 2016 to $51.6 million for the six months ended June 30, 2017, primarily due to higher prices on our securities, which increased our “Net Realized gain/(loss)” and our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivative and other instruments, net.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Interest income increased by $1.0 million from $30.2 million at June 30, 2016 to $31.2 million at June 30, 2017 primarily due an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.38% from 4.22% at June 30, 2016 to 4.60% at June 30, 2017. This was offset by a decrease in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.2 billion from $2.9 billion at June 30, 2016 to $2.7 billion at June 30, 2017.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Interest income decreased by $1.7 million from $60.9 million at June 30, 2016 to $59.2 million at June 30, 2017 primarily due a decrease in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if applicable, period over period by $0.5 billion from $3.0 billion at June 30, 2016 to $2.5 billion at June 30, 2017. This was offset by an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.58% from 4.11% at June 30, 2016 to 4.69% at June 30, 2017.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Interest expense increased by $1.8 million from $8.4 million at June 30, 2016 to $10.2 million at June 30, 2017 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.45% from 1.43% at June 30, 2016 to 1.88% at June 30, 2017. This was offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.1 billion from $2.3 billion at June 30, 2016 to $2.2 billion at June 30, 2017. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Interest expense increased by $1.4 million from $17.0 million at June 30, 2016 to $18.4 million at June 30, 2017 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.45% from 1.39% at June 30, 2016 to 1.84% at June 30, 2017. This was offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.4 billion from $2.4 billion at June 30, 2016 to $2.0 billion at June 30, 2017. Refer to the “Financing activities” section below for a discussion of our cost of funds.

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

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

During the three months ended June 30, 2017, net realized gain/(loss) was $(10.1) million. We sold certain real estate securities and loans, realizing a net loss of $0.8 million and a net gain $2.4 million, respectively. In addition, we recognized a $0.1 million realized loss on loans transferred to Other assets and a $0.1 million realized loss on the sale of Other assets. We also recognized $1.6 million of realized gains due to the settlement of TBAs, $11.0 million of realized loss due to the settlement of certain derivatives and other instruments, and $2.1 million of realized loss due to OTTI charges on certain securities.

During the three months ended June 30, 2016, net realized gain/(loss) was $(5.3) million. We sold certain real estate securities, realizing a net gain of $0.6 million. Additionally, we recognized $2.5 million of realized loss due to the settlement of certain derivatives, $0.2 million of realized loss due to the settlement of TBAs and $3.2 million of realized loss due to other-than-temporary-impairment, or OTTI, charges on certain securities.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

During the six months ended June 30, 2017, net realized gain/(loss) was $(12.5) million. We sold certain real estate securities and loans, realizing a net loss of $1.1 million and a net gain of $2.3 million, respectively. In addition, we recognized a $0.1 million realized gain on loans transferred to Other assets and a $0.2 million realized loss on the sale of Other assets. We also recognized $1.3 million of realized gains due to the settlement of TBAs, $10.1 million of realized loss due to the settlement of certain derivatives and other instruments, and $4.8 million of realized loss due to OTTI charges on certain securities.

During the three months ended June 30, 2016, net realized gain/(loss) was $(18.3) million. We sold certain real estate securities, realizing a net loss of $0.8 million. Additionally, we recognized $5.1 million of realized loss due to the settlement of certain derivatives and $12.4 million of realized loss due to OTTI charges on certain securities.

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Realized loss on periodic interest settlement of derivative instruments, net increased by $0.3 million from $1.6 million at June 30, 2016 to $1.9 million at June 30, 2017 due to an increase in the weighted average swap notional from $0.6 billion at June 30, 2016 to $1.1 billion at June 30, 2017. This was offset by an increase in the average three-month LIBOR rate from 0.634% at June 30, 2016 to 1.137% at June 30, 2017.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Realized loss on periodic interest settlement of derivative instruments, net decreased by $0.5 million from $4.0 million at June 30, 2016 to $3.5 million at June 30, 2017 due to an increase in the average three-month LIBOR rate, offset by an increase in average swap notional for the period. Average three-month LIBOR increased from 0.634% at June 30, 2016 to 1.137% at June 30, 2017. This was offset by an increase in the weighted average swap notional from $0.8 billion at June 30, 2016 to $1.0 billion at June 30, 2017.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the “Market overview” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivative and other instruments, net” line items. Realized gains and losses on sales also generally impact unrealized gains and losses.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016, Unrealized gain/(loss) on real estate securities and loans, net was $25.5 million and $11.0 million, respectively. The $25.5 million at June 30, 2017 was comprised of unrealized gains on securities of $25.5 million during the period.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and June 30, 2016, Unrealized gain/(loss) on real estate securities and loans, net was $38.3 million and $19.8 million, respectively. The $38.3 million at June 30, 2017 was comprised of unrealized gains on securities of $38.3 million during the period.

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the “Market overview” section of this Item 2 for a discussion of the changes in market pricing which drive our “Unrealized gain/(loss) on real estate securities and loans, net” and “Unrealized gain/(loss) on derivative and other instruments, net” line items. Realized gains and losses on sales also generally impact unrealized gains and losses.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $1.9 million and $0.2 million, respectively. The $1.9 million at June 30, 2017 was comprised of unrealized gains on certain derivatives of $3.3 million, offset by unrealized losses on TBAs of $1.4 million during the period.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and June 30, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $1.8 million and $(11.8) million, respectively. The $1.8 million at June 30, 2017 was comprised of unrealized gains on certain derivatives of $2.9 million, offset by unrealized losses on TBAs of $1.1 million during the period.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Other income remained relatively flat period over period for the three months ended June 30, 2017 and June 30, 2016.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Other income remained relatively flat period over period for the three months ended June 30, 2017 and June 30, 2016.

Management fee to affiliate

Our management fee is based upon a percentage of our stockholders’ equity after excluding unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016, our management fees were $2.4 million and $2.4 million, respectively. Management fees increased slightly due to the increase in our stockholders’ equity from $646.5 million at June 30, 2016 to $683.1 million at June 30, 2017.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and June 30, 2016, our management fees were $4.9 million and $4.9 million, respectively. Management fees increased slightly due to the increase in our stockholders’ equity from $646.5 million at June 30, 2016 to $683.1 million at June 30, 2017.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 other operating costs were $2.8 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $0.4 million related to professional fees, (ii) $0.2 million related to residential mortgage loan related expenses (iii) $0.2 million related to D&O insurance, and (iv) $0.1 million related to directors’ fees and stock compensation.

For the three months ended June 30, 2016 other operating costs were $2.7 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $0.2 million related to professional fees, (ii) $0.2 million related to residential mortgage loan related expenses (iii) $0.2 million related to D&O insurance, and (iv) $0.1 million related to directors’ fees and stock compensation.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 other operating costs were $5.6 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $0.8 million related to professional fees, (ii) $0.4 million related to residential mortgage loan related expenses (iii) $0.4 million related to D&O insurance, and (iv) $0.3 million related to directors’ fees and stock compensation.

For the six months ended June 30, 2016 other operating costs were $5.7 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $0.8 million related to professional fees, (ii) $0.4 million related to residential mortgage loan related expenses (iii) $0.4 million related to D&O insurance, and (iv) $0.2 million related to directors’ fees and stock compensation.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. We previously acquired three pools of residential mortgage loans and will continue to pay fees as we hold these assets.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016 our servicing fees were $86,001 and $106,974, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and June 30, 2016 our servicing fees were $162,002 and $237,344, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite service period.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016, our equity based compensation to affiliate was $87,540 and $87,183, respectively. The increase is a result of an increased stock price for the period.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and June 30, 2016, our equity based compensation to affiliate was $165,018 and $142,154, respectively. The increase is a result of an increased stock price for the period.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Excise tax remained flat period over period for the three months ended June 30, 2017 and June 31, 2016.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Excise tax remained flat period over period for the six months ended June 30, 2017 and June 31, 2016.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016, we recorded Equity in earnings/(loss) from affiliates of $2.5 million and $0.7 million, respectively. The increase primarily pertains to a larger portfolio due to additions to investments held within affiliated entities.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and June 30, 2016, we recorded Equity in earnings/(loss) from affiliates of $5.0 million and $0.6 million, respectively. The increase primarily pertains to gains recognized on a sold security as well as additions to the portfolio of investments held within affiliated entities.

Book value per share

As of June 30, 2017, December 31, 2016 and June 30, 2016, our book value per common share was $18.77, $17.86 and $17.42, respectively.

Presentation of investment, financing and hedging activities

In the “Investment activities,” “Financing activities,” “Hedging activities” and “Liquidity and capital resources” sections of this Item 2, where we disclose our investment portfolio and the related repurchase agreements that finance it, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related repurchase agreements that finance it are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the “Notes to Consolidated Financial Statements (Unaudited)” for a discussion of investments in debt and equity of affiliates and TBAs.

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

See below for a chart setting forth the net interest margin from our investment portfolio as of June 30, 2017 and June 30, 2016 and for a reconciliation to our GAAP investment portfolio:

June 30, 2017
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio (1)
Yield	4.57%	8.55%	12.65%	4.75%
Cost of Funds	2.28%	-	3.86%	2.27%
Net Interest Margin	2.29%	8.55%	8.79%	2.48%

June 30, 2016
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (1)
Yield	4.63%	13.79%	4.82%
Cost of Funds	1.75%	3.20%	1.76%
Net Interest Margin	2.88%	10.59%	3.06%

(1) Excludes any net TBA position.

Core Earnings

We define core earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding both unrealized and realized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale, including (i) investments held in affiliated entities and (ii) derivatives. As defined, Core Earnings include the net interest and other income earned on these investments on a yield adjusted basis, including credit derivatives, investments in debt and equity of affiliates, inverse Agency Interest-Only securities, interest rate derivatives, TBA drop income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to measure this objective. Management believes that this non-GAAP measure, when considered with the Company’s GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the “Results of Operations” section above for a detailed discussion of our GAAP financial results.

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three months and six months ended June 30, 2017 and June 30, 2016 is set forth below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income/(loss) available to common stockholders	$29,803,777	$17,709,787	$51,554,085	$11,898,006
Add (Deduct):
Net realized (gain)/loss	10,121,477	5,317,085	12,549,564	18,303,743
Drop income	746,159	7,656	1,100,847	87,044
Equity in (earnings)/loss from affiliates	(2,497,116)	(689,973)	(4,999,162)	(620,257)
Net interest income and expenses from equity method investments (1)	2,200,309	742,080	4,261,839	1,565,317
Unrealized (gain)/loss on real estate securities and loans, net	(25,546,552)	(10,958,117)	(38,297,116)	(19,798,887)
Unrealized (gain)/loss on derivative and other instruments, net	(1,927,169)	(202,572)	(1,801,297)	11,753,430
Core Earnings	$12,900,885	$11,925,946	$24,368,760	$23,188,396

Core Earnings, per Diluted Share	$0.47	$0.43	$0.88	$0.82

(1) For the three months ended June 30, 2017, we recognized $0.2 million or $0.01 per share of net income/(loss) attributed to our investment in AG Arc. For the six months ended June 30, 2017, we recognized $0.4 million or $0.01 per share of net income/(loss) attributed to our investment in AG Arc. For the three months ended June 30, 2016, we recognized $(0.3) million or $(0.01) per share of net income/(loss) attributed to our investment in AG Arc. For the six months ended June 30, 2016, we recognized $(0.5) million or $(0.02) per share of net income/(loss) attributed to our investment in AG Arc.

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

As of June 30, 2017, we had a $3.1 billion GAAP investment portfolio, which consisted of $1.6 billion, or 52.6%, of assets in our GAAP Agency RMBS portfolio and $1.5 billion, or 47.4%, of assets in our GAAP credit portfolio. As of June 30, 2017, our investment portfolio totaled $3.4 billion, which consisted of $1.9 billion, or 55.7%, of assets in our Agency RMBS portfolio and $1.5 billion, or 44.3%, of assets in our credit portfolio. This compares with a $2.4 billion GAAP investment portfolio as of December 31, 2016, which consisted of $1.1 billion, or 43.5%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 56.5%, of assets in our GAAP credit portfolio. As of December 31, 2016, our investment portfolio was $2.5 billion, which consisted of $1.1 billion, or 43.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 56.5%, of assets in our credit portfolio.

In managing our portfolio, we allocate our equity by investment using the fair market value of our investment portfolio, less any associated leverage, inclusive of any long TBA position (at cost). We allocate all non-investment portfolio related items based on their respective characteristics in order to sum to stockholders’ equity per the consolidated balance sheets. Our equity allocation method is a non-GAAP methodology and may not be comparable to the similarly titled measure or concepts of other companies, who may use different calculations. Of our $683.1 million of stockholders’ equity as of June 30, 2017, $221.6 million or 32.4% was allocated to our Agency RMBS portfolio and $461.5 million, or 67.6% was allocated to our credit portfolio. This compares with $655.9 million stockholders’ equity as of December 31, 2016, of which $189.3 million or 28.9% was allocated to our Agency RMBS portfolio and $466.6 million, or 71.1% was allocated to our credit portfolio.

The following table presents a general summary of our investment portfolio as of June 30, 2017 and December 31, 2016:

	Amortized Cost		Fair Value		Allocated Equity		Weighted Average Yield		Weighted Average Funding Cost (a)		Net Interest Margin (a)		Leverage Ratio (b)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016
Agency RMBS	$1,906,196,660	$1,104,119,758	$1,913,947,654	$1,108,913,726	$221,632,912	$189,280,512	3.24%	3.17%	1.28%	0.97%	1.96%	2.20%	7.9	x	5.1	x
Residential Investments	1,090,240,001	1,071,183,137	1,139,631,207	1,091,168,253	272,027,113	306,911,537	5.75%	6.31%	2.62%	2.37%	3.14%	3.94%	3.3	x	2.7	x
Commercial Investments	328,273,160	327,333,471	332,264,570	325,740,321	160,964,420	153,225,309	8.05%	7.91%	2.71%	2.50%	5.34%	5.41%	1.1	x	1.2	x
ABS	47,608,305	21,667,978	47,917,356	21,231,956	28,507,249	6,459,033	8.76%	6.32%	3.07%	2.33%	5.69%	3.99%	0.7	x	2.4	x
Total: Non-GAAP Basis	$3,372,318,126	$2,524,304,344	$3,433,760,787	$2,547,054,256	$683,131,695	$655,876,390	4.75%	5.18%	2.27%	2.02%	2.48%	3.16%	4.2	x	2.9	x

Investments in Debt and Equity of Affiliates	$72,551,500	$65,120,616	$71,835,926	$63,561,582	$-	$-	12.65%	14.54%	3.86%	3.51%	8.79%	11.03%	(c)		(c)

Other Assets	$261,814	$-	$239,325	$-	$-	$-	8.55%	-	N/A	N/A	8.55%	-	N/A		N/A

TBAs	$310,525,391	$51,427,734	$309,964,840	$51,250,000	$-	$-	N/A	N/A	N/A	N/A	N/A	N/A	(c)		(c)

Total: GAAP Basis	$2,988,979,421	$2,407,755,994	$3,051,720,696	$2,432,242,674	$683,131,695	$655,876,390	4.57%	4.94%	2.28%	2.01%	2.29%	2.93%	3.7	x	2.9	x

(a)	Total weighted average funding cost and total net interest margin includes cost of hedging.
(b)	Leverage ratio is calculated off of allocated equity. Total leverage ratio includes any net receivables on TBAs.
(c)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of June 30, 2017:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,233,190,846	$1,291,616,408	$3,370,208	$1,294,986,616	3.83%	3.14%	8.61
Fixed Rate CMO	57,663,319	58,126,445	1,038,462	59,164,907	3.00%	2.79%	4.33
ARM	191,718,640	190,490,436	3,622,858	194,113,294	2.35%	2.83%	4.86
Inverse Interest Only	109,368,949	12,597,491	(165,065)	12,432,426	3.63%	8.90%	4.01
Interest Only and Excess MSR (4)	898,482,323	42,840,489	445,082	43,285,571	2.55%	7.06%	5.31
Fixed Rate 30 Year TBA (5)	300,000,000	310,525,391	(560,551)	309,964,840	3.67%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	587,246,036	469,770,004	27,400,893	497,170,897	4.34%	5.92%	10.48
Alt-A (6)	262,138,561	167,480,002	10,421,888	177,901,890	3.89%	5.82%	7.81
Subprime (6)	89,513,406	85,148,965	893,681	86,042,646	4.70%	5.80%	4.40
Credit Risk Transfer	136,571,108	136,597,155	7,849,761	144,446,916	4.96%	5.17%	6.21
RPL/NPL	170,525,728	170,334,574	333,535	170,668,109	3.82%	4.00%	1.35
RMBS Interest Only and Excess MSR (7)	460,890,947	3,899,594	(377,930)	3,521,664	0.29%	11.69%	3.29
Residential Whole Loans	83,872,214	57,009,707	2,869,378	59,879,085	5.39%	10.13%	4.20
Commercial Investments
CMBS	203,002,530	151,147,231	(101,977)	151,045,254	5.36%	6.01%	3.77
Freddie Mac K-Series CMBS	195,282,262	61,956,830	(409,143)	61,547,687	5.93%	13.53%	10.13
CMBS Interest Only (9)	3,273,690,739	58,691,076	3,686,447	62,377,523	0.30%	6.64%	3.91
Commercial Whole Loans	57,738,472	56,478,023	816,083	57,294,106	7.80%	9.05%	2.25
ABS	48,044,846	47,608,305	309,051	47,917,356	8.37%	8.76%	4.37
Total: Non-GAAP Basis	$8,358,940,926	$3,372,318,126	$61,442,661	$3,433,760,787	2.15%	4.75%	5.51

Investments in Debt and Equity of Affiliates	$1,520,342,806	$72,551,500	$(715,574)	$71,835,926	0.18%	12.65%	6.14

Other Assets	$58,004,528	$261,814	$(22,489)	$239,325	N/A	8.55%	5.58

TBAs	$300,000,000	$310,525,391	$(560,551)	$309,964,840	3.67%	N/A	N/A

Total: GAAP Basis	$6,480,593,592	$2,988,979,421	$62,741,275	$3,051,720,696	2.52%	4.57%	5.37

(1) Included in Residential Investments and Commercial Investments are $9.0 million fair market value and $62.8 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

(2) Equity residuals, principal only securities and MSRs with a zero coupon rate are excluded from this calculation.

(3) Fixed Rate 30 Year TBA are excluded from this calculation.

(4) Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(5) Represents long positions in Fixed Rate 30 Year TBA.

(6) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 724, 667 and 602, respectively.

(7) Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(8) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(9) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (3) (7)
Agency RMBS:
30 Year Fixed Rate	$713,234,586	$741,572,808	$(1,845,087)	$739,727,721	3.64%	2.99%	8.68
Fixed Rate CMO	62,570,005	63,101,436	595,962	63,697,398	3.00%	2.80%	4.73
ARM	208,592,111	206,958,936	4,385,116	211,344,052	2.35%	2.84%	5.07
Inverse Interest Only	99,127,607	11,977,729	377,150	12,354,879	3.50%	7.30%	4.35
Interest Only	317,774,720	29,081,115	1,458,561	30,539,676	2.46%	8.65%	4.09
Fixed Rate 30 Year TBA (4)	50,000,000	51,427,734	(177,734)	51,250,000	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (5)	619,345,362	497,837,476	14,920,082	512,757,558	4.17%	5.98%	10.44
Alt-A (5)	279,857,391	181,398,827	4,012,575	185,411,402	4.54%	5.57%	7.82
Subprime (5)	127,967,069	122,497,412	135,065	122,632,477	4.04%	5.31%	4.93
Credit Risk Transfer	60,682,441	60,592,617	1,969,919	62,562,536	5.57%	6.82%	6.98
RPL/NPL	114,976,337	114,301,187	(1,141,699)	113,159,488	4.39%	4.88%	1.12
RMBS Interest Only and Excess MSR (6)	508,621,868	4,013,463	160,630	4,174,093	0.25%	14.68%	3.45
Residential Whole Loans	125,543,596	90,542,155	(71,456)	90,470,699	4.89%	12.07%	4.13
Commercial Investments
CMBS	209,526,282	152,985,726	(2,150,419)	150,835,307	5.04%	6.03%	3.22
Freddie Mac K-Series CMBS	158,976,049	57,058,621	(733,708)	56,324,913	5.66%	13.06%	9.21
CMBS Interest Only (8)	2,855,494,786	57,993,758	517,543	58,511,301	0.31%	6.48%	3.76
Commercial Whole Loans	60,800,000	59,295,366	773,434	60,068,800	7.39%	9.19%	1.54
ABS	22,025,000	21,667,978	(436,022)	21,231,956	5.43%	6.32%	4.50
Total: Non-GAAP Basis	$6,595,115,210	$2,524,304,344	$22,749,912	$2,547,054,256	1.99%	5.18%	5.26

Investments in Debt and Equity of Affiliates	$1,057,695,652	$65,120,616	$(1,559,034)	$63,561,582	0.22%	14.54%	5.93

TBAs	$50,000,000	$51,427,734	$(177,734)	$51,250,000	3.50%	N/A	N/A

Total: GAAP Basis	$5,487,419,558	$2,407,755,994	$24,486,680	$2,432,242,674	2.28%	4.94%	5.14

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

(7) Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(8) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(9) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of June 30, 2017. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$49,622,500	$47,975,266	$861,446	$48,836,712	4.67%	7.11%	4.38
2005	179,483,068	141,961,273	14,082,131	156,043,404	4.46%	6.03%	11.81
2006	249,691,612	161,464,448	11,837,308	173,301,756	4.30%	6.17%	9.45
2007	161,522,585	122,868,495	7,542,952	130,411,447	4.38%	6.28%	12.93
2008	23,065,481	19,132,300	393,306	19,525,606	6.98%	6.15%	9.64
2011	7,142,068	5,903,496	(213,478)	5,690,018	3.20%	5.63%	6.96
2012	73,732,614	11,744,975	(38,325)	11,706,650	2.02%	6.22%	2.94
2013	138,803,341	71,086,273	1,500,898	72,587,171	3.20%	5.72%	4.50
2014	1,086,857,514	74,378,092	958,573	75,336,665	0.44%	9.20%	1.60
2015	1,311,050,441	262,707,795	4,952,337	267,660,132	1.12%	6.21%	3.98
2016	1,394,105,725	187,016,429	7,762,093	194,778,522	0.90%	6.53%	5.52
2017	749,572,566	279,058,886	2,309,229	281,368,115	1.76%	5.08%	5.70
Total: Non-GAAP Basis	$5,424,649,515	$1,385,297,728	$51,948,470	$1,437,246,198	1.49%	6.17%	4.94

Investments in Debt and Equity of Affiliates	$1,518,041,006	$71,110,803	$(784,204)	$70,326,599	0.17%	12.70%	6.13

Total: GAAP Basis	$3,906,608,509	$1,314,186,925	$52,732,674	$1,366,919,599	1.95%	5.84%	4.48

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

The following table presents the fair value of our credit securities portfolio by credit rating as of June 30, 2017 and December 31, 2016:

Credit Rating - Credit Securities (1)	June 30, 2017	December 31, 2016
AAA	$74,482,792	$88,002,613
A	64,908,047	101,877,530
BBB	10,703,468	21,304,102
BB	94,543,184	33,965,384
B	124,164,398	71,712,259
Below B	417,523,027	503,636,658
Not Rated	650,921,282	517,043,834
Total: Non-GAAP Basis	$1,437,246,198	$1,337,542,380

Investments in Debt and Equity of Affiliates	$70,326,599	$61,640,456

Total: GAAP Basis	$1,366,919,599	$1,275,901,924

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our Agency RMBS portfolio (excluding TBAs), on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	June 30, 2017	June 30, 2016
30 Year Fixed Rate	7%	9%
Fixed Rate CMO	10%	7%
ARM	14%	12%
Interest Only	13%	15%
Weighted Average	9%	10%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

June 30, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	21.6%	California	11.9%
Florida	8.1%	Texas	9.3%
New York	7.8%	New York	8.0%
New Jersey	4.8%	New Jersey	7.3%
Texas	3.9%	Nevada	5.7%
Other	53.8%	Other	57.8%
Total	100.0%	Total	100.0%

December 31, 2016
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	23.6%	California	11.4%
Florida	8.1%	Texas	9.7%
New York	7.7%	Florida	7.7%
Texas	4.1%	New Jersey	6.7%
New Jersey	3.9%	Nevada	6.0%
Other	52.6%	Other	58.5%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

June 30, 2017
Non-Agency RMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.7%	110.52	15.2%
Alt-A	13.4%	135.25	23.3%
Subprime	19.5%	148.30	57.9%
Credit Risk Transfer	0.1%	13.66	4.6%
RPL/NPL	60.4%	124.01	48.1%

CMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.2%	35.48	15.9%
Freddie Mac K Series CMBS	0.0%	27.64	1.0%

December 31, 2016
Non-Agency RMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.5%	107.29	15.7%
Alt-A	13.9%	127.18	22.7%
Subprime	17.9%	158.67	69.4%
Credit Risk Transfer	0.1%	16.10	0.8%
RPL/NPL	63.4%	108.06	46.0%

CMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.0%	41.00	14.7%
Freddie Mac K Series CMBS	0.0%	26.24	5.9%

(1) Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through June 30, 2017, our leverage has been in the form of repurchase agreements, securitized debt, and loan participations, and when applicable, advances from the Federal Home Loan Bank of Cincinnati (“FHLBC Advances”). Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and six months ended June 30, 2017, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 26 and 23 counterparties at June 30, 2017 and December 31, 2016, respectively, on a GAAP basis.

Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of June 30, 2017 and December 31, 2016, we have met all margin call requirements.

We noted no material changes in the spread of our financing arrangements. The cost of financing on our repurchase agreements increased from 1.72% at December 31, 2016 to 1.93% at June 30, 2017, primarily due to an increase of 25bps in the federal-funds rate in March 2017 and again in June 2017. Three month LIBOR increased from 0.998 at December 31, 2016 to 1.299 at March 31, 2017.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2017
Non-GAAP Basis	$2,265,226,741	$2,209,990,873	$2,339,132,696
Less: Investments in Debt and Equity of Affiliates	8,484,353	8,805,678	9,115,429
GAAP Basis	$2,256,742,388	$2,201,185,195	$2,330,017,267
March 31, 2017
Non-GAAP Basis	$1,887,766,585	$1,813,668,360	$1,887,766,585
Less: Investments in Debt and Equity of Affiliates	8,424,063	8,787,942	9,172,241
GAAP Basis	$1,879,342,522	$1,804,880,418	$1,878,594,344
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	$10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,531	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	$12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	$14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,938	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	$17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	$19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	$20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	$21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	$21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	$130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	$18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	$142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513
June 30, 2014
Non-GAAP Basis	$3,134,086,525	$3,094,449,312	$3,134,086,525
Less: Linked Transactions	158,275,177	170,448,011	187,381,609
GAAP Basis	$2,975,811,348	$2,924,001,301	$2,946,704,916

As noted, we finance the purchase of our investments with repurchase agreements. Our repurchase agreement balance can reasonably be expected to increase as the size of our portfolio increases through equity capital raises and as we increase our investment allocation to Agency RMBS and decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments. Credit investments, due to their elevated risk profile, have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us and lowers our total repurchase agreement balance.

Master repurchase agreements on our investment portfolio

As of June 30, 2017 and December 31, 2016, we have entered into master repurchase agreements on our investment portfolio with 39 and 37 counterparties, respectively, under which we had outstanding debt with 26 and 23 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the “Notes to Consolidated Financial Statements (unaudited)” for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of June 30, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	79,442,000	1.42%	3	3.0%
30 days or less	1,272,542,000	2.22%	13	15.7%
31-60 days	453,727,000	1.39%	42	7.0%
61-90 days	230,737,000	1.50%	70	6.2%
91-180 days	82,799,928	1.56%	109	5.9%
Greater than 180 days	107,075,000	1.51%	209	11.1%
Total: Non-GAAP Basis	$2,226,322,928	1.89%	37	11.9%

Investments in Debt and Equity of Affiliates	$5,236,928	3.79%	144	28.9%

Total: GAAP Basis	$2,221,086,000	1.89%	37	11.9%

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

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of June 30, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
91-180 days	3,247,425	3.97%	3.97%	169	32.2%
Greater than 180 days	13,860,388	3.72%	3.92%	602	32.8%
Total: Non-GAAP Basis	$17,107,813	3.77%	3.93%	520	32.7%

Investments in Debt and Equity of Affiliates	$3,247,425	3.97%	3.97%	169	32.2%

Total: GAAP Basis	$13,860,388	3.72%	3.92%	602	32.8%

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

The primary difference between the balance of our repurchase agreements at December 31, 2016 and June 30, 2017 is due to financing repaid in 2017 on certain sold residential mortgage loans.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of June 30, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	3.37%	3.32%	731	33.5%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	2.91%	3.13%	990	33.5%

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of June 30, 2017:

	Agency		Credit
Repurchase Agreements Maturing Within: (1)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$79,442,000	1.42%	$-	0.00%
30 days or less	344,253,000	1.33%	928,289,000	2.55%
31-60 days	398,134,000	1.22%	55,593,000	2.63%
61-90 days	194,744,000	1.26%	35,993,000	2.80%
91-180 days	70,716,000	1.17%	15,331,353	3.89%
Greater than 180 days	100,000,000	1.40%	42,731,388	3.47%
Total: Non-GAAP Basis	$1,187,289,000	1.28%	$1,077,937,741	2.62%

Investments in Debt and Equity of Affiliates	$-	-	$8,484,353	3.97%

Total: GAAP Basis	$1,187,289,000	1.28%	$1,069,453,388	2.61%

(1)	As of June 30, 2017, our weighted average days to maturity is 48 days and our weighted average original days to maturity is 127 days.

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of December 31, 2016:

	Agency		Credit
Repurchase Agreements Maturing Within: (1)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$70,899,000	0.66%	$-	-
30 days or less	300,041,000	0.95%	661,144,000	2.18%
31-60 days	368,362,000	0.94%	97,414,000	2.33%
61-90 days	67,739,000	0.94%	61,380,000	2.51%
91-180 days	-	-	16,897,000	2.81%
Greater than 180 days	100,000,000	1.40%	166,632,715	2.79%
Total: Non-GAAP Basis	$907,041,000	0.97%	$1,003,467,715	2.33%

Investments in Debt and Equity of Affiliates	$-	-	9,998,909	3.51%

Total: GAAP Basis	$907,041,000	0.97%	$993,468,806	2.31%

(1)	As of December 31, 2016, our weighted average days to maturity is 74 days and our weighted average original days to maturity is 155 days.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of June 30, 2017 and December 31, 2016, the principal balance of the consolidated tranche was $18.8 million and $21.6 million, respectively. As of June 30, 2017 and December 31, 2016, the fair value of the consolidated tranche issued by the Consolidated VIE was $18.8 million and $21.5 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheets. The cost of financing on June 30, 2017 and December 31, 2016 on the consolidated tranche was 3.78% and 3.87%, respectively. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bears interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. The commercial loan was paid off in full in February 2017. The principal and interest due on the Participation Interest was paid from these proceeds.

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

		Stockholders'
June 30, 2017	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,525,817,141	$683,131,695	3.7	x
Repurchase agreements through affiliated entities	8,484,352
Net TBA receivable/(payable) adjustment	310,525,391
Non-GAAP "At Risk" Leverage	$2,844,826,884	$683,131,695	4.2	x

		Stockholders'
December 31, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$1,921,225,560	$655,876,390	2.9	x
Repurchase agreements through affiliated entities	9,861,515
Net TBA receivable/(payable) adjustment	(22,916,016)
Non-GAAP "At Risk" Leverage	$1,908,171,059	$655,876,390	2.9	x

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

We utilize multiple hedging instruments as a means to mitigate the interest rate risk of our investment portfolio. As of June 30, 2017 we had entered into $1.5 billion notional amount of interest rate swaps, and $70.0 million notional amount of short positions in U.S. Treasury futures. As of December 31, 2016, we had entered into $644.0 million notional amount of interest rate swaps, $24.0 million notional amount of short positions in U.S. Treasury securities and $141.5 million notional amount of short positions in U.S. Treasury Futures.

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

The following table presents the fair value of our derivative and other instruments and their balance sheet location at June 30, 2017 and December 31, 2016.

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$-	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	2,136,460	3,703,366
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	-	(636,211)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	697,188	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	-	(22,365,000)

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

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	June 30, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,494,000,000	$644,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(70,000,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,000,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$2,027,635	$(1,615,094)	$3,258,849	$(19,516,469)
Interest rate swaps, at fair value	Net realized gain/(loss)	(8,082,738)	(2,839,917)	(8,082,738)	(5,733,434)
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	(150,547)	-	(150,547)
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	(20,374)	-	(20,374)
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	-	126,919	-	126,919
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	1,273,312	21,123	1,379,811	21,123
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(2,882,643)	15,056	(3,830,579)	15,056
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	1,587,306	-	7,580,039
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	109,062	-	423,828
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	(200,391)	(1,724,922)	(200,391)
Short positions on U.S. Treasuries	Net realized gain	-	-	1,730,547	-

The following table summarizes the weighted average life related to derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	June 30, 2017	December 31, 2016
Interest rate swaps	4.60	5.01
Short positions on U.S. Treasury Futures	10.05	9.19
Short positions on U.S. Treasuries	-	9.38

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

As of June 30, 2017, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of June 30, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	1.17%	0.34
2019	170,000,000	1.36%	1.19%	2.38
2020	570,000,000	1.63%	1.22%	2.86
2022	363,000,000	1.80%	1.25%	5.00
2024	150,000,000	2.04%	1.23%	6.89
2026	75,000,000	2.12%	1.19%	9.39
2027	130,000,000	2.30%	1.20%	9.80
Total/Wtd Avg	$1,494,000,000	1.75%	1.22%	4.60

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of June 30, 2017 the Company had estimated undistributed taxable income of approximately $1.74 per share.

The following table details our common stock dividends during the six month ended June 30, 2017 and June 30, 2016:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475

The following tables detail our preferred stock dividends during the six months ended June 30, 2017 and June 30, 2016:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of June 30, 2017 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At June 30, 2017, we had $113.9 million available to support our liquidity needs, comprised of $29.2 million of cash, $66.0 million of Agency RMBS, and $18.7 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

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

As of June 30, 2017, we had MRAs with 39 counterparties, allowing us to utilize leverage in our operations. As of June 30, 2017, we had debt outstanding of $2.3 billion from 26 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between July 3, 2017 and July 1, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Overnight	$79,442,000	$70,899,000
30 days or less	1,272,542,000	961,185,000
31-60 days	453,727,000	465,776,000
61-90 days	230,737,000	129,119,000
91-180 days	86,047,352	16,897,000
Greater than 180 days	142,731,389	266,632,715
Total: Non-GAAP Basis	$2,265,226,741	$1,910,508,715

Less: Investments in Debt and Equity of Affiliates	$8,484,353	$9,998,909

Total: GAAP Basis	$2,256,742,388	$1,900,509,806

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

As described above in the “Financing activities” section of this Item 2, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. We recorded proceeds from the transfer in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows. The commercial loan was paid off in full in February 2017. The principal and interest due on the loan participation was paid from these proceeds.

The following table presents information at June 30, 2017 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
JP Morgan Securities, LLC	$50,493,355	81	7%
RBC (Barbados) Trading Bank Corporation	35,982,610	19	5%
Credit Suisse Securities, LLC	34,600,293	22	5%

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

Stock repurchase program

In November 2015, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. The Repurchase Program may be suspended or discontinued by us at any time without prior notice, and the authorization does not obligate us to acquire any particular amount of common stock. No shares were repurchased under the Repurchase Program during the six months ended June 30, 2017 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program. During the six months ended June 30, 2016, we repurchased 432,853 shares of common stock at a total cost of approximately $5.9 million and at an average cost per share of $13.56, including brokerage, commissions and clearing fees.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents”), which we refer to as the “Equity Distribution Agreements”, pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of June 30, 2017, we sold 99,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.8 million.

Real estate securities

Real estate securities in any remaining unrealized loss position as of the balance sheet date are not considered other than temporarily impaired as we have the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and we are not required to sell the security for regulatory or other reasons.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months and six months ended June 30, 2017, we incurred management fees of approximately $2.4 million and $4.9 million, respectively. For the three months and six months ended June 30, 2016, we incurred management fees of approximately $2.4 million and $4.9 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $2.8 million and $5.6 million of Other operating expenses for the three and six months ended June 30, 2017, respectively, we have accrued $1.7 million and $3.4 million, respectively, representing a reimbursement of expenses. Of the $2.7 million and $5.7 million of Other operating expenses for the three and six months ended June 30, 2016, respectively, we have accrued $1.7 million and $3.5 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of June 30, 2017, 128,514 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of June 30, 2017, we have granted an aggregate of 48,736 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2017, 48,736 and 80,247 shares of restricted common stock granted to our independent directors and Manager, respectively, have vested.

On July 1, 2014, we granted 60,000 restricted stock units to our Manager that represent the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred or will occur on each of July 1, 2015, July 1, 2016, and July 1, 2017. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by our Manager or its transferee shall be immediately cancelled and forfeited without consideration. On each of July 1, 2015 and July 1, 2016, approximately 20,000 restricted stock units vested, and as of June 30, 2017, approximately 20,000 units remained unvested.

On July 1, 2017, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2018, July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Other

We have presented a table that details the contractual maturity of our financing arrangements at June 30, 2017 in the “Liquidity and capital resources” section for this Item 2. As of June 30, 2017 and December 31, 2016, we are obligated to pay accrued interest on our repurchase agreements in the amount of $3.5 million and $2.5 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of June 30, 2017, we had a net long TBA position with a net payable amount of $311.4 million and fair market values of $0.3 million and $1.8 million, recognized in the “Derivative assets, at fair value” and “Derivative liabilities, at fair value” line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are comprised of real estate securities and loans, our interest in AG Arc, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of June 30, 2017, our real estate securities and loans and interest in AG Arc had a fair market value of $92.9 million. As of June 30, 2017, these investments, inclusive of associated repurchase agreements and interest receivable/payable had a fair market value of $84.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

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

Grants of restricted common stock

As of June 30, 2017, we have granted an aggregate of 48,736 shares of restricted common stock to our independent directors and 100,250 shares of restricted common stock to our Manager under our equity incentive plans. As of June 30, 2017, 48,736 and 80,247 shares of restricted common stock granted to our independent directors and Manager, respectively, have vested. See Note 10 to the Notes to Consolidated Financial Statements (unaudited) for further detail on restricted stock grants.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to non-performing loans and reperforming loans. For the three and six months ended June 30, 2017, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $44,824 and $95,290, respectively. For the three and six months ended June 30, 2016, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $69,254 and $135,526, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $17.7 and $12.9 million on June 30, 2017 and December 31, 2016, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis.

Arc Home may sell loans that it either purchases from third parties or originates to us, to third parties or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell rights to receive the excess servicing spread related to the MSR on the mortgage loans that it either purchases from third parties or originates. In March of 2017, we entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs at fair value for approximately $2.7 million.

In connection with the our investments in Excess MSRs purchased through Arc Home, we pay a sourcing fee to Arc Home based on the net equity invested by us for these investments. For the three and six months ended June 30, 2017, the sourcing fees paid by us to Arc Home totaled $3,443. No sourcing fees were paid by us to Arc Home for the three or six months ended June 30, 2016.

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

Real estate securities in any remaining unrealized loss position as of the balance sheet date are not considered other than temporarily impaired as we have the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the cost of the investment and we are not required to sell the security for regulatory or other reasons.

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

On June 30, 2017, we computed an estimated net effective duration of 1.44 years, comprised of 2.45 Agency RMBS duration, 1.02 of credit investment duration, (1.97) hedge duration and (0.06) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of June 30, 2017. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2017, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income
+100	-10.3%	-2.2%	-4.3%
+50	-4.7%	-1.0%	-2.1%
-50	3.0%	0.6%	1.6%
-100	4.1%	0.9%	2.5%

(1) Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2017. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The information set forth in the interest rate sensitivity table above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

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

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company, from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On June 30, 2017, we had no advances outstanding with the FHLBC and do not consider them a source for liquidity.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Financial institutions, in their capacity as trustee, may withhold funds to cover legal costs that would otherwise be due to owners of certain residential mortgage-backed securities.

In June 2017, Wells Fargo Bank, N.A., in its capacity as trustee in 20 residential mortgage-backed securitizations, withheld more than $90 million due to the bondholders of the securities in those securitizations. The funds were withheld to cover potential legal costs in suits brought by investors to recover losses suffered during the financial crisis in which the investors claim that the trustees breached certain duties to such investors. It is not clear if Wells Fargo & Co., as trustee in other deals, will withhold funds to cover legal expenses in these other deals or whether other financial institutions, as trustees in these types of securitizations, will withhold funds for similar reasons. We do not hold bonds in any of the 20 residential mortgage-backed securitizations where Wells Fargo Bank, N.A. withheld funds. However, if funds are withheld by trustees in securitizations where we hold securities, we do could incur losses that may materially and adversely affect our financial condition and results of operations.

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

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017.**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 9, 2017	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 9, 2017	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial
officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
June 30, 2017

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

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Restated Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017.**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

