Form 10-Q
period 2017-09-30
AG Mortgage Investment Trust, Inc.
filed 2017-11-01
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of October 23, 2017, there were 28,192,541 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

Assets
Real estate securities, at fair value:
Agency - $1,857,336,576 and $972,232,174 pledged as collateral, respectively	$2,057,208,953	$1,057,663,726
Non-Agency - $905,878,564 and $990,985,143 pledged as collateral, respectively	929,893,801	1,043,017,308
ABS - $35,918,646 and $21,231,956 pledged as collateral, respectively	53,223,788	21,231,956
CMBS - $208,535,553 and $201,464,058 pledged as collateral, respectively	211,835,559	211,652,660
Residential mortgage loans, at fair value - $20,767,883 and $31,031,107 pledged as collateral, respectively	23,867,531	38,195,576
Commercial loans, at fair value - $32,800,000 pledged as collateral	57,398,663	60,068,800
Investments in debt and equity of affiliates	89,081,520	72,215,919
Excess mortgage servicing rights, at fair value	2,680,564	412,648
Cash and cash equivalents	61,716,545	52,469,891
Restricted cash	40,853,714	26,583,527
Interest receivable	11,798,960	8,570,383
Receivable on unsettled trades - $0 and $3,057,814 pledged as collateral, respectively	-	3,633,161
Receivable under reverse repurchase agreements	-	22,680,000
Derivative assets, at fair value	1,027,846	3,703,366
Other assets	3,347,648	5,600,341
Due from broker	538,842	945,304
Total Assets	$3,544,473,934	$2,628,644,566

Liabilities
Repurchase agreements	$2,694,551,824	$1,900,509,806
Securitized debt, at fair value	17,221,071	21,491,710
Loan participation payable, at fair value	-	1,800,000
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	-	22,365,000
Payable on unsettled trades	95,429,430	-
Interest payable	5,342,257	2,570,854
Derivative liabilities, at fair value	2,124,550	2,907,255
Dividend payable	16,208,929	13,157,573
Due to affiliates	4,377,194	3,967,622
Accrued expenses	799,895	1,068,779
Taxes payable	1,176,883	1,717,883
Due to broker	616,020	1,211,694
Total Liabilities	2,837,848,053	1,972,768,176
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,189,441 and 27,700,154 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	281,896	277,002
Additional paid-in capital	585,395,566	576,276,322
Retained earnings/(deficit)	(40,265,586)	(81,890,939)
Total Stockholders’ Equity	706,625,881	655,876,390

Total Liabilities & Stockholders’ Equity	$3,544,473,934	$2,628,644,566

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Interest Income
Interest income	$33,592,587	$30,573,134	$92,773,014	$91,470,588
Interest expense	11,959,225	8,525,365	30,322,030	25,482,661
	21,633,362	22,047,769	62,450,984	65,987,927

Other Income
Net realized gain/(loss)	22,286	9,578,488	(12,527,278)	(8,725,255)
Realized loss on periodic interest settlements of derivative instruments, net	(2,147,452)	(1,034,251)	(5,614,971)	(5,019,565)
Unrealized gain/(loss) on real estate securities and loans, net	14,892,809	13,461,216	53,189,925	33,260,103
Unrealized gain/(loss) on derivative and other instruments, net	2,422,713	6,961,061	4,224,010	(4,792,369)
Other income	2,325	341,345	34,207	368,731
	15,192,681	29,307,859	39,305,893	15,091,645

Expenses
Management fee to affiliate	2,454,083	2,451,387	7,373,679	7,322,312
Other operating expenses	2,602,473	2,870,662	8,247,060	8,581,726
Servicing fees	22,991	121,806	184,993	359,150
Equity based compensation to affiliate	60,859	75,774	225,877	217,928
Excise tax	375,000	238,167	1,125,000	988,167
	5,515,406	5,757,796	17,156,609	17,469,283

Income/(loss) before equity in earnings/(loss) from affiliates	31,310,637	45,597,832	84,600,268	63,610,289
Equity in earnings/(loss) from affiliates	4,700,800	534,133	9,699,962	1,154,390
Net Income/(Loss)	36,011,437	46,131,965	94,300,230	64,764,679

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$32,644,083	$42,764,611	$84,198,168	$54,662,617

Earnings/(Loss) Per Share of Common Stock
Basic	$1.17	$1.54	$3.03	$1.95
Diluted	$1.17	$1.54	$3.03	$1.95

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,841,452	27,802,124	27,756,357	28,036,809
Diluted	27,856,765	27,804,154	27,770,299	28,036,809

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(614,695)	(6,147)	-	-	(8,723,881)	-	(8,730,028)
Grant of restricted stock and amortization of equity based compensation	26,735	267	-	-	307,567	-	307,834
Common dividends declared	-	-	-	-	-	(39,812,571)	(39,812,571)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net Income/(Loss)	-	-	-	-	-	64,764,679	64,764,679
Balance at September 30, 2016	27,698,250	$276,983	$49,920,772	$111,293,233	$576,165,681	$(64,284,104)	$673,372,565

Balance at January 1, 2017	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390
Net proceeds from issuance of common stock	460,932	4,610	-	-	8,713,545	-	8,718,155
Grant of restricted stock and amortization of equity based compensation	28,355	284	-	-	405,699	-	405,983
Common dividends declared	-	-	-	-	-	(42,572,815)	(42,572,815)
Preferred Series A dividends declared	-	-	-	-	-	(3,202,062)	(3,202,062)
Preferred Series B dividends declared	-	-	-	-	-	(6,900,000)	(6,900,000)
Net Income/(Loss)	-	-	-	-	-	94,300,230	94,300,230
Balance at September 30, 2017	28,189,441	$281,896	$49,920,772	$111,293,233	$585,395,566	$(40,265,586)	$706,625,881

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income/(loss)	$94,300,230	$64,764,679
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	6,264,375	5,671,320
Net realized (gain)/loss	12,527,278	8,725,255
Unrealized (gains)/losses on real estate securities and loans, net	(53,189,925)	(33,260,103)
Unrealized (gains)/losses on derivative and other instruments, net	(4,224,010)	4,792,369
Equity based compensation to affiliate	225,877	217,928
Equity based compensation expense	180,106	89,906
Income from investments in debt and equity of affiliates in excess of distributions received	(1,935,439)	-
Change in operating assets/liabilities:
Interest receivable	(3,230,086)	2,284,296
Other assets	69,909	334,590
Due from broker	(6,084)	273,654
Interest payable	7,729,867	(1,200,911)
Due to affiliates	409,572	180,446
Accrued expenses	(256,610)	(633,420)
Taxes payable	(541,000)	(521,833)
Net cash provided by (used in) operating activities	58,324,060	51,718,176

Cash Flows from Investing Activities
Purchase of real estate securities	(1,572,649,795)	(523,078,732)
Origination of commercial loans	-	(10,428,437)
Purchase of commercial loans	(10,270,833)	-
Purchase of U.S. Treasury securities	-	(358,417,649)
Purchase of excess mortgage servicing rights	(2,435,617)	-
Investments in debt and equity of affiliates	(14,861,310)	(21,170,503)
Proceeds from sales of real estate securities	467,285,986	278,119,764
Proceeds from sales of residential mortgage loans	13,760,936	35,606,480
Proceeds from sales of U.S. treasury securities	-	487,081,984
Distribution received from investments in debt and equity of affiliates	-	315,983
Principal repayments on real estate securities	319,138,675	291,000,339
Principal repayments on commercial loans	13,478,194	40,000,000
Principal repayments on residential mortgage loans	5,871,829	2,476,335
Net proceeds from/(payments made) on reverse repurchase agreements	22,680,932	(45,942,668)
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(22,413,242)	45,281,749
Net settlement of interest rate swaps and other instruments	(13,728,973)	(10,613,258)
Net settlement of TBAs	3,002,891	445,586
Proceeds from redemption of FHLBC Stock	-	8,013,900
Cash flows provided by/(used in) other investing activities	3,366,843	1,271,471
Restricted cash provided by/(used in) investing activities	(21,212,643)	(669,691)
Net cash provided by/(used in) investing activities	(808,986,127)	219,292,653

Cash Flows from Financing Activities
Repurchase of common stock	-	(9,928,615)
Net proceeds from issuance of common stock	8,730,428	-
Borrowings under repurchase agreements	26,155,914,394	64,813,220,211
Borrowings under FHLBC advances	-	147,215,991
Repayments of repurchase agreements	(25,362,642,476)	(64,621,819,962)
Repayments of FHLBC advances	-	(544,109,991)
Proceeds from transfer of loan participation	-	1,564,266
Repayments of loan participation	(1,800,000)	-
Net collateral received from/(paid to) derivative counterparty	3,358,258	(4,324,597)
Net collateral received from/(paid to) repurchase counterparty	5,971,639	(2,787,829)
Dividends paid on common stock	(39,521,460)	(40,152,041)
Dividends paid on preferred stock	(10,102,062)	(10,102,062)
Net cash provided by/(used in) financing activities	759,908,721	(271,224,629)

Net change in cash and cash equivalents	9,246,654	(213,800)
Cash and cash equivalents, Beginning of Period	52,469,891	46,253,291
Cash and cash equivalents, End of Period	$61,716,545	$46,039,491

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$26,763,198	$24,187,601
Cash paid for income tax	$1,732,709	$1,580,020
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$479,994	$2,137,131
Common stock dividends declared but not paid	$16,208,929	$13,156,669
Decrease in securitized debt	$4,310,904	$5,706,520
Transfer from residential mortgage loans to other assets	$2,305,814	$1,793,761
Transfer from investments in debt and equity of affiliates to CMBS	$-	$3,103,111

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of September 30, 2017 and December 31, 2016, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

September 30, 2017

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

Any remaining unrealized losses on securities at September 30, 2017 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

September 30, 2017

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of September 30, 2017 and December 31, 2016, these investments had a fair market value of $79.8 million and $69.0 million, respectively.

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. As of September 30, 2017 and December 31, 2016, the Company’s interest in AG Arc had a fair market value of $17.8 million and $12.9 million, respectively. See Note 10 for additional detail.

In August 2017, the Company, alongside private funds under the management of Angelo, Gordon, formed Mortgage Acquisition Holding I LLC (“MATH”) to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC (“MATT”), which is expected to make an election to be treated as a Real Estate Investment Trust beginning with the 2018 tax year. MATT intends to purchase residential mortgage loans that are not eligible for delivery to Fannie Mae, Freddie Mac or Ginnie Mae. In furtherance of this business, MATH’s sponsoring funds, which include the Company, have agreed to provide up to $75.0 million of capital to MATH for use in this mortgage investment business. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million. The Company will invest in MATT through MATH, and these indirect subsidiaries have chosen to make a fair value election on their respective financial instruments pursuant to ASC 825. As such, the Company will treat this investment consistently with this election. As of September 30, 2017, the Company had not funded any of its commitment to MATH.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

September 30, 2017

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

September 30, 2017

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

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. Upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives and settle all other business transactions in accordance with the Final Rule. In addition, all FHLB stock held by the terminated Excluded Captive will be repurchased or redeemed at the FHLB’s discretion. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of September 30, 2017, the Company had no outstanding advances with the FHLBC. See the “Other investments” section below for a discussion on FHLBC stock.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2017 and December 31, 2016, the Company has met all margin call requirements.

Other investments

At September 30, 2017 and December 31, 2016 the Company owned FHLBC stock totaling $2,000. The Company has chosen to make a fair value election pursuant to ASC 825 for its stock investment in FHLBC which is recorded in the “Other assets” line item on the Company’s consolidated balance sheets. When evaluating FHLBC stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2017, the Company had not recognized an impairment charge related to its FHLBC stock. The Company is entitled to a quarterly dividend on the weighted average shares of stock it holds during the period and records the dividend in “Interest income” on its consolidated statement of operations. For the three and nine months ended September 30, 2017, the Company recorded an immaterial amount of dividend income on its FHLBC stock. For the three and nine months ended September 30, 2016, the Company recorded dividend income on its FHLBC stock of approximately $0.0 million and $0.1 million, respectively.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2017 and December 31, 2016, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. Refer to Note 7 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of September 30, 2017, and December 31, 2016, the Company had no positions in U.S. Treasury securities.

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

September 30, 2017

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

Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and restricted stock units issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Restricted stock units granted to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate. The Company has elected to use the straight-line method to amortize compensation expense for restricted stock units.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements. Adoption of this standard may reclassify certain items on the consolidated statement of cash flows but does not affect the consolidated statement of operations or consolidated balance sheets.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements. Adoption of this standard will require the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows but does not affect the consolidated statement of operations or consolidated balance sheets.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2017 and December 31, 2016. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

The following table details the Company’s real estate securities portfolio as of September 30, 2017:

		Premium /		Gross Unrealized (1)			Weighted Average
	Current Face	(Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,676,807,359	$74,022,732	$1,750,830,091	$11,807,760	$(2,255,633)	$1,760,382,218	3.77%	3.11%
Fixed Rate CMO	54,267,762	427,733	54,695,495	904,953	-	55,600,448	3.00%	2.79%
ARM	183,361,500	(1,019,214)	182,342,286	3,918,224	-	186,260,510	2.35%	2.83%
Interest Only	493,398,549	(438,168,547)	55,230,002	2,065,371	(2,329,596)	54,965,777	2.85%	6.51%
Credit Securities:
Non-Agency RMBS	1,090,004,702	(220,692,385)	869,312,317	59,663,549	(1,944,549)	927,031,317	4.55%	6.27%
Non-Agency RMBS Interest Only	384,799,372	(381,467,836)	3,331,536	151,223	(620,275)	2,862,484	0.21%	8.62%
ABS	53,497,625	(264,964)	53,232,661	234,954	(243,827)	53,223,788	8.34%	8.73%
CMBS	209,691,239	(49,523,424)	160,167,815	1,055,860	(1,359,640)	159,864,035	5.52%	6.11%
CMBS Interest Only	1,948,722,955	(1,900,990,296)	47,732,659	4,249,838	(10,973)	51,971,524	0.43%	6.66%
Total	$6,094,551,063	$(2,917,676,201)	$3,176,874,862	$84,051,732	$(8,764,493)	$3,252,162,101	2.54%	4.35%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on September 30, 2017 and December 31, 2016:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017	$449,405,332	$(5,631,244)	$143,555,637	$(3,133,249)
December 31, 2016	756,302,518	(12,017,743)	203,287,535	(7,747,463)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

For the three months ended September 30, 2017 the Company recognized an OTTI charge of $2.0 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $2.0 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $2.0 million of OTTI recorded, $0.7 million related to securities where OTTI was not recognized in a prior year.

For the nine months ended September 30, 2017 the Company recognized an OTTI charge of $6.5 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $1.9 million was recognized on three securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $4.6 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $4.6 million of OTTI recorded, $1.8 million related to securities where OTTI was not recognized in a prior year.

For the three months ended September 30, 2016 the Company recognized an OTTI charge of $1.0 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $1.0 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $1.0 million of OTTI recorded, $0.4 million related to securities where OTTI was not recognized in a prior year.

For the nine months ended September 30, 2016 the Company recognized an OTTI charge of $13.4 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $13.4 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $13.4 million of OTTI recorded, $6.0 million related to securities where OTTI was not recognized in a prior year.

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

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of September 30, 2017:

	Agency RMBS (1)			Agency IO			Credit Securities (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$93,754,194	$93,920,244	1.62%
Greater than one year and less than or equal to five years	241,860,958	237,037,781	2.50%	30,432,477	31,393,317	2.38%	435,916,455	420,829,214	1.09%
Greater than five years and less than or equal to ten years	1,709,144,728	1,699,698,089	3.77%	24,533,300	23,836,685	4.28%	455,084,524	428,855,357	2.83%
Greater than ten years	51,237,490	51,132,002	3.50%	-	-	-	210,197,975	190,172,173	5.80%
Total	$2,002,243,176	$1,987,867,872	3.61%	$54,965,777	$55,230,002	2.85%	$1,194,953,148	$1,133,776,988	1.92%

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

For the three months ended September 30, 2017, the Company sold 22 securities for total proceeds of $206.4 million, recording realized gains of $2.5 million and realized losses of $0.1 million. For the nine months ended September 30, 2017, the Company sold 52 securities for total proceeds of $467.3 million, recording realized gains of $3.5 million and realized losses of $2.2 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

The Company previously entered into a resecuritization transaction that resulted in the Company consolidating the VIE created with the SPE which was used to facilitate the transaction. The Company concluded that the entity created to facilitate this transaction was a VIE. The Company also determined that the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on the Company’s involvement in the VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE. As of September 30, 2017 and December 31, 2016, the resecuritized asset had an aggregate principal balance of $26.5 million and $31.5 million, respectively. As of September 30, 2017 and December 31, 2016, the resecuritized asset had an aggregate fair value of $23.7 million and $27.4 million, respectively. As of September 30, 2017 and December 31, 2016, the principal balance of the consolidated tranche was $17.3 million and $21.6 million, respectively. As of September 30, 2017 and December 31, 2016, the fair market value of the consolidated tranche was $17.2 million and $21.5 million, respectively, which is included in the Company’s consolidated balance sheets as “Non-Agency RMBS.” As of September 30, 2017 and December 31, 2016, the aggregate security has a weighted average coupon of 3.49% and 3.15%, respectively, and a weighted average yield of 7.29% and 6.73%, respectively. As of September 30, 2017 and December 31, 2016, the Company has recorded secured financing of $17.2 million and $21.5 million, respectively, on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization. As of September 30, 2017 and December 31, 2016, the consolidated tranche had a weighted average life of 2.92 years and 3.27 years, respectively, and a weighted average yield of 3.72% and 3.87%, respectively. The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

4. Loans

Residential mortgage loans

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of September 30, 2017:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life (Years) (2)
Residential mortgage loans	$31,855,577	$(9,399,640)	$22,455,937	$1,445,123	$(33,529)	$23,867,531	6.00%	10.87%	5.90

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

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2016:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life (Years) (2)
Residential mortgage loans	$53,827,336	$(16,491,472)	$37,335,864	$1,262,223	$(402,511)	$38,195,576	5.60%	8.74%	6.71

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The table below summarizes certain aggregate pool level information pertaining to the Company’s residential mortgage loans:

	September 30, 2017		December 31, 2016
Loan Pool	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$15,866,356	$20,364,085	$26,665,750	$35,645,382
Non-Performing	8,001,175	11,491,492	11,529,826	18,181,954
	$23,867,531	$31,855,577	$38,195,576	$53,827,336

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” No OTTI was recorded on loans for the three months ended September 30, 2017. For the nine months ended September 30, 2017 the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. The $0.4 million related to non-performing loan pools with an unpaid principal balance of $9.4 million and an average fair market value of $6.6 million and $8.2 million for the three and nine months ended September 30, 2017, respectively. No OTTI was recorded on loans for the three months or nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.1 million and $11.0 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	September 30, 2017	December 31, 2016
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	91%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	31%	25%
California	10%	9%
Maryland	6%	6%
New Jersey	5%	4%
Texas	5%	4%
Florida	3%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months and nine months ended September 30, 2017 and September 30, 2016, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning Balance	$10,341,476	$22,547,949	$18,281,517	$24,216,638
Additions	-	-	-	-
Accretion	(505,632)	(1,051,965)	(1,968,026)	(3,296,603)
Reclassifications from/(to) non-accretable difference	1,476,386	4,968,753	4,858,094	5,755,350
Disposals	-	(6,522,022)	(9,859,355)	(6,732,670)
Ending Balance	$11,312,230	$19,942,715	$11,312,230	$19,942,715

As of September 30, 2017, the Company’s residential mortgage loan portfolio is comprised of 163 conventional loans with original loan balances between $9,000 and $1.1 million.

As of December 31, 2016, the Company’s residential mortgage loan portfolio is comprised of 277 conventional loans with original loan balances between $9,000 and $1.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on September 30, 2017.

				Gross Unrealized (1)			Weighted Average
Loan (3) (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Weighted Average Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (2)	32,800,000	-	32,800,000	-	-	32,800,000	5.98%	6.36%	1.79	July 1, 2016	July 1, 2019	TX
Loan E (4)	14,521,806	(1,096,214)	13,425,592	756,405	-	14,181,997	9.58%	12.37%	3.24	April 9, 2017	April 9, 2021	Various
Loan F (4)	10,416,666	(90,387)	10,326,279	90,387	-	10,416,666	11.74%	13.55%	0.96	September 9, 2018	September 9, 2019	MN
	57,738,472	(1,186,601)	56,551,871	846,792	-	57,398,663	7.93%	9.15%	2.00

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the unrealized gain/(loss) on real estate securities and loans, net line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of September 30, 2017, Loan B has been extended to the extended maturity date shown above.

(3) Loan D paid off at par in Q1 2017.

(4) Loan E and Loan F are mezzanine loans. As of September 30, 2017, Loan E has been extended for one year.

(5) Each commercial loan investment has a variable coupon rate.

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

(8) Represents the maturity date of the last possible extension option.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2016.

				Gross Unrealized (1)			Weighted Average
Loan (2) (4) (9)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (7)	Yield	Weighted Average Life (Years) (8)	Initial Stated Maturity Date	Extended Maturity Date (10)	Location
Loan B (3)	$32,800,000	$(1,294)	$32,798,706	$1,294	$-	$32,800,000	5.40%	5.65%	0.52	July 1, 2016	July 1, 2019	TX
Loan D (5) (11)	12,000,000	(211,692)	11,788,308	296,278	(84,586)	12,000,000	10.62%	14.33%	0.62	February 11, 2017	August 11, 2017	NY
Loan E (6)	16,000,000	(1,291,648)	14,708,352	560,448	-	15,268,800	9.05%	12.76%	4.33	April 9, 2017	April 9, 2021	Various
	$60,800,000	$(1,504,634)	$59,295,366	$858,020	$(84,586)	$60,068,800	7.39%	9.19%	1.54

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

During the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $0.3 million of discount accretion, respectively, on its commercial loans. During the three months and nine months ended September 30, 2016 the Company recorded $0.1 million and $0.3 million of discount accretion, respectively, on its commercial loans.

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

September 30, 2017

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

In December 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of residential mortgages. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. As a result of this acquisition, the Company transferred its investment in AG Arc from Level 1 into Level 3.

In February 2016, the Company originated a $12.0 million commercial loan and transferred a 15% participation interest in the loan to an unaffiliated third party. The Company categorizes the fair value measurement of the commercial loan and consolidated participation interest as Level 3. The commercial loan was paid off in full as in February 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The following table presents the Company’s financial instruments measured at fair value as of September 30, 2017:

	Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$1,760,382,218	$-	$1,760,382,218
Fixed Rate CMO	-	55,600,448	-	55,600,448
ARM	-	186,260,510	-	186,260,510
Interest Only	-	54,965,777	-	54,965,777
Credit Investments:
Non-Agency RMBS	-	152,800,460	774,230,857	927,031,317
Non-Agency RMBS Interest Only	-	-	2,862,484	2,862,484
ABS	-	-	53,223,788	53,223,788
CMBS	-	13,996,904	145,867,131	159,864,035
CMBS Interest Only	-	-	51,971,524	51,971,524
Residential mortgage loans	-	-	23,867,531	23,867,531
Commercial loans	-	-	57,398,663	57,398,663
Excess mortgage servicing rights	-	-	2,680,564	2,680,564
Derivative assets	94,531	933,315	-	1,027,846
AG Arc	-	-	17,824,219	17,824,219
Total Assets Carried at Fair Value	$94,531	$2,224,939,632	$1,129,926,761	$3,354,960,924

Liabilities:
Securitized debt	$-	$-	$(17,221,071)	$(17,221,071)
Derivative liabilities	-	(2,124,550)	-	(2,124,550)
Total Liabilities Carried at Fair Value	$-	$(2,124,550)	$(17,221,071)	$(19,345,621)

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2016:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$739,727,721	$-	$739,727,721
Fixed Rate CMO	-	63,697,398	-	63,697,398
ARM	-	211,344,052	-	211,344,052
Interest Only	-	42,894,555	-	42,894,555
Credit Investments:
Non-Agency RMBS	-	321,495,328	717,760,534	1,039,255,862
Non-Agency RMBS Interest Only	-	-	3,761,446	3,761,446
ABS	-	-	21,231,956	21,231,956
CMBS	-	28,726,319	130,789,615	159,515,934
CMBS Interest Only	-	-	52,136,726	52,136,726
Residential mortgage loans	-	-	38,195,576	38,195,576
Commercial loans	-	-	60,068,800	60,068,800
Excess mortgage servicing rights	-	-	412,648	412,648
Derivative assets	-	3,703,366	-	3,703,366
AG Arc	-	-	12,894,819	12,894,819
Total Assets Carried at Fair Value	$-	$1,411,588,739	$1,037,252,120	$2,448,840,859

Liabilities:
Securitized debt	$-	$-	$(21,491,710)	$(21,491,710)
Loan participation payable	-	-	(1,800,000)	(1,800,000)
Securities borrowed under reverse repurchase agreements	(22,365,000)	-	-	(22,365,000)
Derivative liabilities	(636,211)	(2,271,044)	-	(2,907,255)
Total Liabilities Carried at Fair Value	$(23,001,211)	$(2,271,044)	$(23,291,710)	$(48,563,965)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2017 and September 30, 2016.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
September 30, 2017
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$863,020,902	$3,213,397	$47,917,356	$137,658,327	$52,805,639	$23,455,233	$57,294,106	$2,786,501	$17,712,557	$(18,778,169)
Transfers (1):
Transfers into level 3	83,490,535	-	-	8,460,348	-	-	-	-	-	-
Purchases/Transfers	137,744,335	-	5,601,252	20,191,250	-	-	-	12,812	-	-
Proceeds from sales/redemptions	(297,784,142)	-	-	-	-	-	-	-	-	-
Proceeds from settlement	(26,789,302)	-	(211,551)	(20,512,436)	-	(272,933)	-	(126,749)	-	1,563,429
Total net gains/(losses) (2)
Included in net income	14,548,529	(350,913)	(83,269)	69,642	(834,115)	685,231	104,557	8,000	111,662	(6,331)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-
Ending Balance	$774,230,857	$2,862,484	$53,223,788	$145,867,131	$51,971,524	$23,867,531	$57,398,663	$2,680,564	$17,824,219	$(17,221,071)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2017 (3)	$12,110,525	$(83,718)	$(83,269)	$(153,096)	$(834,115)	$825,963	$104,557	$8,000	$111,662	$(6,331)

(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2017, the Company transferred 9 Non-Agency RMBS securities and 1 CMBS security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$13,630,181
Unrealized gain/(loss) on derivative and other instruments, net	(6,331)
Net realized gain/(loss)	517,481
Equity in earnings/(loss) from affiliates	111,662
Total	$14,252,993

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$11,894,849
Unrealized gain/(loss) on derivative and other instruments, net	(6,331)
Equity in earnings/(loss) from affiliates	111,660
Total	$12,000,178

Three Months Ended
September 30, 2016
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$814,005,282	$2,400,732	$75,473,169	$86,762,706	$43,305,493	$55,636,606	$54,800,000	$346,507	$4,488,281	$(25,788,283)	$(1,800,000)
Transfers (1):
Transfers into level 3	56,221,422	-	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(150,671,465)	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers	113,707,564	-	-	40,491,482	6,981,795	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	8,263,963	-	-
Proceeds from sales/redemptions	(53,290,104)	-	(5,698,248)	-	-	-	-	-	-	-	-
Proceeds from settlement	(26,378,566)	-	(511,323)	(8,145,244)	-	(13,751,112)	(10,000,000)	(37,426)	-	1,512,199	-
Total net gains/(losses) (2)
Included in net income	21,910,120	256,638	1,224,038	2,497,245	221,342	762,493	-	-	170,324	(74,431)	-
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$775,504,253	$2,657,370	$70,487,636	$121,606,189	$50,508,630	$42,647,987	$44,800,000	$309,081	$12,922,568	$(24,350,515)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2016 (3)	$14,590,173	$256,638	$1,099,827	$2,488,766	$221,342	$(2,922,597)	$-	$-	170,324	$(74,431)	$-

(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2016, the Company transferred 4 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 14 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Nine Months Ended
September 30, 2017
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$12,894,819	$(21,491,710)	$(1,800,000)
Transfers (1):
Transfers into level 3	203,851,482	-	-	8,460,348	-	-	-	-	-	-	-
Transfers out of level 3	(51,307,381)	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers	395,021,146	-	52,048,919	38,760,000	-	-	10,270,833	2,578,156	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,459,000	-	-
Proceeds from sales/redemptions	(382,543,723)	-	(16,977,157)	(4,533,594)	-	(10,102,590)	-	-	-	-	-
Proceeds from settlement	(142,165,747)	-	(4,195,705)	(29,106,491)	-	(5,570,282)	(13,534,402)	(314,036)	-	4,310,904	1,954,927
Total net gains/(losses) (2)
Included in net income	33,614,546	(898,962)	1,115,775	1,497,253	(165,202)	1,344,827	593,432	3,796	470,400	(40,265)	(154,927)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$774,230,857	$2,862,484	$53,223,788	$145,867,131	$51,971,524	$23,867,531	$57,398,663	$2,680,564	$17,824,219	$(17,221,071)	$-

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2017 (3)	$32,502,634	$(631,767)	$660,461	$1,704,666	$(165,202)	$(575,728)	$537,223	$3,796	$470,400	$(40,265)	$-

(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2017, the Company transferred 18 Non-Agency RMBS securities and 1 CMBS security into the Level 3 category from the Level 2 category and 5 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$37,249,857
Unrealized gain/(loss) on derivative and other instruments, net	(195,192)
Net realized gain/(loss)	(144,392)
Equity in earnings/(loss) from affiliates	470,400
Total	$37,380,673

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$34,036,085
Unrealized gain/(loss) on derivative and other instruments, net	(40,265)
Equity in earnings/(loss) from affiliates	470,398
Total	$34,466,218

Nine Months Ended
September 30, 2016
	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$-	$-	$-
Transfers (1):
Transfers into level 3	371,564,212	-	-	-	-	-	-	-	(316,580)	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	125,425,376	-	23,698,802	42,491,482	33,330,554	-	10,428,437	-	-	-	(1,564,266)
Capital contributions	-	-	-	-	-	-	-	-	13,570,173	-	-
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-		-	-	-
Proceeds from sales/redemptions	(82,462,238)	-	(7,209,752)	(2,100,960)	-	-	-	-	-	-	-
Proceeds from settlement	(102,932,160)	-	(1,698,431)	(9,248,447)	-	(14,815,122)	(40,000,000)	(116,230)	-	5,706,520	-
Total net gains/(losses) (4)
Included in net income	12,231,103	(2,896,364)	935,180	(560,304)	(2,751)	382,882	1,571,563	-	(331,025)	(10,174)	(235,734)
Included in other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Ending Balance	$775,504,253	$2,657,370	$70,487,636	$121,606,189	$50,508,630	$42,647,987	$44,800,000	$309,081	$12,922,568	$(24,350,515)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2016 (4)	$11,019,033	$(1,272,687)	$939,673	$(250,607)	$(2,751)	$(3,302,208)	$1,571,563	$-	$(331,025)	$(10,174)	$(235,734)

(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2016, the Company transferred 26 Non-Agency RMBS securities and its securitized debt investment into the Level 3 category from the Level 2 category and its investment in AG Arc into the Level 3 category from the Level 1 category under the fair value hierarchy of ASC 820.

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

September 30, 2017

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$751,813,956	Discounted Cash Flow	Yield	1.80% - 11.63% (4.37%)
			Projected Collateral Prepayments	0.00% - 35.00% (9.80%)
			Projected Collateral Losses	0.00% - 30.00% (3.07%)
			Projected Reperforming Rates	24.64% - 56.76% (41.33%)
			Projected Collateral Severities	0.00% - 100.00% (34.83%)
			Projected Timeline to Liquidation (Months)	18.80 - 22.99 (21.23)
	$22,416,901	Consensus Pricing	Offered Quotes	21.50 - 102.73 (82.82)
Non-Agency RMBS Interest Only	$2,456,181	Discounted Cash Flow	Yield	21.00% - 21.00% (21.00%)
			Projected Collateral Prepayments	17.25% - 17.25% (17.25%)
			Projected Collateral Losses	0.50% - 0.50% (0.50%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
	$406,303	Consensus Pricing	Offered Quotes	0.80 - 0.80 (0.80)
ABS	$32,719,493	Discounted Cash Flow	Yield	5.63% - 9.26% (7.72%)
			Projected Collateral Prepayments	20.00% - 40.00% (22.49%)
			Projected Collateral Losses	0.00% - 2.00% (1.75%)
			Projected Collateral Severities	0.00% - 50.00% (43.78%)
	$20,504,295	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
CMBS	$142,567,125	Discounted Cash Flow	Yield	-4.24% - 8.32% (5.74%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,300,006	Consensus Pricing	Offered Quotes	5.90 - 7.41 (6.88)
CMBS Interest Only	$51,971,524	Discounted Cash Flow	Yield	2.56% - 5.85% (4.28%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$23,867,531	Discounted Cash Flow	Yield	6.25% - 9.00% (7.56%)
			Projected Collateral Prepayments	3.46% - 6.91% (4.66%)
			Projected Collateral Losses	5.21% - 7.02% (5.40%)
			Projected Reperforming Rates	8.67% - 43.58% (22.59%)
			Projected Collateral Severities	19.73% - 43.24% (35.85%)
			Projected Timeline to Liquidation (Months)	14.64 - 29.81 (17.31)
Commercial Loans	$32,800,000	Discounted Cash Flow	Yield	6.36% - 6.36% (6.36%)
			Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$24,598,663	Consensus Pricing	Offered Quotes	97.66 - 100.00 (98.65)
Excess Mortgage Servicing Rights	$2,400,760	Discounted Cash Flow	Yield	9.34% - 11.65% (10.01%)
			Projected Collateral Prepayments	8.07% - 12.91% (10.13%)
	$279,804	Consensus Pricing	Offered Quotes	0.05 - 0.52 (0.48)
AG Arc	$17,824,219	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt			Yield	3.49% - 3.49% (3.49%)
			Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
	$(17,221,071)	Discounted Cash Flow	Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)

(1) Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

Also, as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, specialized third party valuation service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, re-performance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of September 30, 2017:

	Repurchase Agreements			Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$107,066,000	1.26%	3.0%	$110,372,484	$109,526,493	$313,586
30 days or less	2,039,853,000	1.77%	9.6%	2,297,649,801	2,231,098,823	7,932,198
31-60 days	369,334,000	1.87%	10.3%	425,787,109	419,340,738	1,349,706
61-90 days	19,965,000	2.79%	26.2%	27,056,415	26,820,517	106,417
91-180 days	111,027,000	1.55%	10.0%	124,326,562	124,458,675	341,221
Greater than 180 days	12,105,000	2.89%	17.9%	14,804,895	14,808,920	19,952
Total / Weighted Average	$2,659,350,000	1.76%	9.6%	$2,999,997,266	$2,926,054,166	$10,063,080

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of September 30, 2017:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$13,405,824	3.74%	3.97%	35.2%	$20,767,883	$19,352,254	$26,553

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of September 30, 2017:

	Repurchase Agreements				Collateral Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	3.39%	3.39%	33.5%	$32,800,000	$32,800,000	$206,986

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

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on September 30, 2017 and December 31, 2016, broken out by investment type:

	September 30, 2017	December 31, 2016
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$1,849,664,503	$965,154,048
Non-Agency RMBS	905,878,564	990,985,143
ABS	35,918,646	21,231,956
CMBS	208,535,553	201,464,058
Residential Mortgage Loans	20,767,883	31,031,107
Commercial Mortgage Loans	32,800,000	32,800,000
Cash pledged (i.e., restricted cash) under repurchase agreements	10,855,418	17,149,022
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	-	3,057,814
Total collateral pledged under Repurchase agreements	$3,064,420,567	$2,262,873,148

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on September 30, 2017 and December 31, 2016, broken out by investment type:

	September 30, 2017	December 31, 2016
Repurchase agreements secured by investments:
Agency RMBS	$1,752,725,000	$907,041,000
Non-Agency RMBS	721,638,000	776,459,104
ABS	26,248,000	15,283,000
CMBS	158,739,000	154,386,000
Residential Mortgage Loans	13,405,824	25,544,702
Commercial Mortgage Loans	21,796,000	21,796,000
Gross Liability for Repurchase agreements	$2,694,551,824	$1,900,509,806

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of September 30, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,694,551,824	$-	$2,694,551,824	$2,694,551,824	$-	$-

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of September 30, 2017 and December 31, 2016 the Company had 39 and 37 financing counterparties, respectively, under which it had outstanding debt with 28 and 23 counterparties, respectively.

The following table presents information at September 30, 2017 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$40,066,058	22	6%
Barclays Capital Inc	37,669,214	11	5%

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

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Company elected not to renew the Second Renewal as of September 30, 2017, and the securities that were financed under this facility have since been financed with different counterparties. As of December 31, 2016, the Company had $93.4 million of debt outstanding under this facility.

On February 23, 2017, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Five of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending February 23, 2018 and a facility termination date of February 22, 2019. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $50.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of September 30, 2017, the Company had $13.4 million of debt outstanding under the WFB1 Repurchase Agreement. As of December 31, 2016, the Company had $25.5 million of debt outstanding under Amendment Number Four of the WFB1 Repurchase Agreement.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “First Amendment”) with Wells Fargo. The First Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The First Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The First Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The First Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of September 30, 2017 and December 31, 2016, the Company had $21.8 million of debt outstanding under this facility.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The following table presents the fair value of the Company’s derivative and other instruments and their balance sheet location at September 30, 2017 and December 31, 2016.

Derivatives and Other Instruments	Designation	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(587,383)	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	815,622	3,703,366
TBAs	Non-Hedge	Derivative liabilities, at fair value	(1,537,167)	(423,825)
TBAs	Non-Hedge	Derivative assets, at fair value	117,693	-
Short positions on Eurodollar Futures	Non-Hedge	Derivative assets, at fair value	75,000	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	-	(636,211)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	19,531	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	-	(22,365,000)

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

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	September 30, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,862,000,000	$644,000,000
Notional amount of TBAs	116,000,000	(25,000,000)
Notional amount of short positions on Eurodollar Futures (1)	(150,000,000)	-
Notional amount of short positions on U.S. Treasury Futures (2)	(25,000,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,000,000)

(1) Each Eurodollar Future contract embodies $1.0 million of notional value.

(2) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$2,954,860	$9,700,438	$6,213,709	$(9,816,031)
Interest rate swaps, at fair value	Net realized gain/(loss)	(1,813,293)	(5,205,405)	(9,896,031)	(10,938,839)
Long positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	2,997	-	2,997
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	74,624	146,044	74,624	(4,503)
Short positions on Eurodollar Futures	Net realized gain/(loss)	323,059	242,006	323,059	242,006
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	126,468	-	106,094
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	-	(351,329)	-	(224,410)
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(721,752)	(21,123)	658,059	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(223,953)	292,930	(4,054,532)	307,986
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	53,913	(409,021)	(995,626)	32,225
TBAs (1)	Net realized gain/(loss)	1,671,836	420,547	3,002,891	445,586
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	(3,081,289)	-	4,498,750
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	1,412,695	-	1,836,523
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	415,782	(1,724,922)	215,391
Short positions on U.S. Treasuries	Net realized gain	-	-	1,730,547	-

(1) For the three months ended September 30, 2017, gains and losses from purchases and sales of TBAs consisted of $1.5 million of net TBA dollar roll net interest income and net gains of $0.2 million due to price changes. For the nine months ended September 30, 2017, gains and losses from purchases and sales of TBAs consisted of $2.6 million of net TBA dollar roll net interest income and net losses of $(0.6) million due to price changes. For the three months ended September 30, 2016, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net losses of $(0.1) million due to price changes. For the nine months ended September 30, 2016, gains and losses from purchases and sales of TBAs consisted of $0.2 million of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of September 30, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (1)
Interest Rate Swaps	$1,151,090	$-	$1,151,090	$-	$598,139	$552,951
U.S. Treasury Futures - Short	19,531	-	19,531	-	-	19,531
Eurodollar Futures - Short	75,000	-	75,000	-	-	75,000
TBAs	117,693	-	117,693	-	-	117,693
Total Derivative Assets	$1,363,314	$-	$1,363,314	$-	$598,139	$765,175

Derivative Liabilities (2)
Interest Rate Swaps	$(534,763)	$-	$(534,763)	$-	$(534,763)	$-
TBAs	(1,537,167)	-	(1,537,167)	-	(1,537,167)	-
Total Derivative Liabilities	$(2,071,930)	$-	$(2,071,930)	$-	$(2,071,930)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $1,363,314 less accrued interest of $(335,468) for a total of $1,027,846.

(2) Included in Derivative Liabilities on the consolidated balance sheet is $(2,071,930) less accrued interest of $(52,620) for a total of $(2,124,550).

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. On September 30, 2017, the Company pledged real estate securities with a fair value of $7.7 million and cash of $26.5 million as collateral against certain derivatives. The Company’s counterparties posted cash of $0.6 million to it as collateral for certain derivatives. On December 31, 2016, the Company pledged real estate securities with a fair value of $7.1 million and cash of $9.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $0.9 million to it as collateral for certain derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

As of September 30, 2017, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	1.31%	0.09
2019	170,000,000	1.36%	1.31%	2.13
2020	620,000,000	1.64%	1.31%	2.63
2022	606,000,000	1.87%	1.32%	4.78
2024	205,000,000	2.03%	1.31%	6.71
2026	75,000,000	2.12%	1.31%	9.14
2027	150,000,000	2.26%	1.32%	9.63
Total/Wtd Avg	$1,862,000,000	1.79%	1.32%	4.51

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2017 and September 30, 2016:

For the Three Months Ended September 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$300,000,000	$738,000,000	$(922,000,000)	$116,000,000	$121,125,315	$(122,544,789)	$117,693	$(1,537,167)
TBAs - Short	$-	$-	$-	$-	$-	$-	$-	$-

For the Three Months Ended September 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000,000	$102,000,000	$(202,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$168,000,000	$(168,000,000)	$-	$-	$(109,375)	$312,500	$(421,875)

For the Nine Months Ended September 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000,000	$1,914,000,000	$(1,848,000,000)	$116,000,000	$121,125,315	$(122,544,789)	$117,693	$(1,537,167)
TBAs - Short	$(75,000,000)	$75,000,000	$-	$-	$-	$-	$-	$-

For the Nine Months Ended September 30, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$379,000,000	$(454,000,000)	$-	$-	$-	$-	$-
TBAs - Short	$-	$393,000,000	$(393,000,000)	$-	$-	$(109,375)	$312,500	$(421,875)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

As of September 30, 2017 and September 30, 2016, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	September 30, 2017	September 30, 2016
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	60,000	20,003

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and nine months ended September 30, 2017 and September 30, 2016, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$32,644,083	$42,764,611	$84,198,168	$54,662,617

Denominator:
Basic weighted average common shares outstanding	27,841,452	27,802,124	27,756,357	28,036,809
Dilutive effect of restricted stock units	15,313	2,030	13,942	-
Diluted weighted average common shares outstanding	27,856,765	27,804,154	27,770,299	28,036,809

Basic Earnings/(Loss) Per Share of Common Stock:	$1.17	$1.54	$3.03	$1.95
Diluted Earnings/(Loss) Per Share of Common Stock:	$1.17	$1.54	$3.03	$1.95

The following tables detail our common stock dividends for the nine months ended September 30, 2017, and September 30, 2016:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575	*

*The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

The following tables detail our preferred stock dividends during the nine months ended September 30, 2017, and September 30, 2016:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50

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

For the three months ended September 30, 2017 and September 30, 2016, the Company recorded excise tax expense of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company recorded excise tax expense of $1.1 million and $1.0 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2017 or December 31, 2016. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of September 30, 2017 and December 31, 2016, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and nine months ended September 30, 2017, the Company incurred management fees of approximately $2.5 million and $7.4 million, respectively. For the three and nine months ended September 30, 2016, the Company incurred management fees of approximately $2.4 million and $7.3 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2017 and December 31, 2016, no event of termination of the management agreement had occurred.

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

Of the $2.6 million and $8.2 million of Other operating expenses for the three and nine months ended September 30, 2017, respectively, the Company has accrued $1.4 million and $4.8 million, respectively, representing a reimbursement of expenses. Of the $2.9 million and $8.6 million of Other operating expenses for the three and nine months ended September 30, 2016, respectively, the Company has accrued $1.8 million and $5.3 million, respectively, representing a reimbursement of expenses.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of September 30, 2017, 65,238 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2017, the Company has granted an aggregate of 52,012 shares of restricted common stock to its independent directors and 160,250 shares of restricted common stock to its Manager under its equity incentive plans. As of September 30, 2017, 52,012 and 100,250 shares of restricted common stock granted to the Company’s independent directors and Manager, respectively, have vested.

On July 1, 2014, the Company granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred on each of July 1, 2015, July 1, 2016, and July 1, 2017.

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

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo, Gordon, in such entities and has applied the equity method of accounting for such investments. As of September 30, 2017 and December 31, 2016, the Company’s share of these investments had a fair market value of $79.8 million and $69.0 million, respectively.

The Company’s investment in AG Arc is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $17.8 million and $12.9 million on September 30, 2017 and December 31, 2016, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

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

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. In March of 2017, the Company entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of September 30, 2017, these Excess MSRs had fair value of approximately $2.6 million.

In August 2017, the Company, alongside private funds under the management of Angelo, Gordon entered into MATH’s Limited Liability Company Agreement (the “MATH LLC Agreement”), which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million. As of September 30, 2017, the Company had not funded any of its commitment to MATH.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company’s Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, an affiliate of the Manager delegated its decision making rights with respect to the securitization to a third party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets with a fair value of $7.1 million as of the date of the purchase.

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three and nine months ended September 30, 2017, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $41,732 and $137,022, respectively. For the three and nine months ended September 30, 2016, the fees paid by the Company to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $67,189 and $202,715, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays a sourcing fee to Arc Home based on the net equity invested by the Company in these investments. For the three and nine months ended September 30, 2017, the sourcing fees paid by the Company to Arc Home totaled $2,921 and $6,364, respectively. No sourcing fees were paid by the Company to Arc Home for the three or nine months ended September 30, 2016.

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

In July 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the “July Selling Affiliate”). As of the date of the trade, the securities acquired from the July Selling Affiliate had a total fair value of $0.2 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgement, appropriate pricing was based on a valuation prepared by an independent third-party pricing vendor. The third-party pricing vendor allowed the Company to confirm third-party market pricing and best execution.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On September 30, 2017, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

Concurrently with the IPO, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and is set to expire on July 6, 2018. No warrants were exercised for the three and nine months ended September 30, 2017 and September 30, 2016.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2017, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the nine months ended September 30, 2017 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which the Company refers to as the “Equity Distribution Agreements”, pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2017, the Company sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into Arc Home’s LLC Agreement and agreed to fund an initial capital commitment of $30.0 million. On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million. As of September 30, 2017, the Company’s share of Arc Home’s total capital commitment was $17.8 million. The Company had funded all of its capital commitment to Arc Home as of September 30, 2017.

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million. As of September 30, 2017, the Company had not funded any of this commitment.

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

We also use the term “GAAP investment portfolio” which consists of (i) our Agency RMBS, exclusive of TBAs (our “GAAP Agency RMBS portfolio”) and (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities (our “GAAP credit portfolio”), and (y) any investments classified as “Other assets” on our consolidated balance sheets. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our investments held within affiliated entities.

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

Market overview

Spreads for most Agency RMBS, Residential Investment and ABS markets tightened during the third quarter, resulting in a 3.5% increase in our book value. Legacy RMBS securities continue to benefit from a combination of strong demand and stable fundamentals. Additionally, the supply/demand imbalance in legacy RMBS help fuel a further tightening in new issue spreads. During the quarter, the Federal Reserve laid out its plan for implementing the gradual reduction of its balance sheet reinvestment. This allowed for Agency RMBS to realize their best spread performance of the year, with nominal spreads tightening to benchmark rates by eight to ten basis points during the quarter. Relatively rangebound interest rates, subdued implied volatility and modest supply have continued to serve as a favorable backdrop for Agency RMBS and support our tactical rotation of capital to the sector. The Credit Risk Transfer (“CRT”) sector initially rallied during the quarter, but the arrival of Hurricanes Harvey and Irma put heavy pressure on spreads. Relatively benign loss estimates following the hurricanes caused spreads to retrace some of the widening and the mezzanine tranches that we own ultimately ended the quarter unchanged.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.9% on a year-over-year basis in August 2017 as compared with August 2016, according to data released by CoreLogic. This marks the 67th consecutive monthly increase year-over-year in national home prices. The housing market remains strong, and we expect home price appreciation to persist around current levels due to tight supply conditions across most of the nation. The U.S. government agencies and the Federal Reserve (the “Fed”) policy sponsorship of housing via lower mortgage rates coupled with a stable broader domestic economy have provided support for the housing market recovery.

According to CoreLogic, the aggregate negative equity value (homes where the homeowner owes more on the home than the home is worth) decreased $700 million to $284.4 billion in the second quarter of 2017, from $285.1 billion in the second quarter of 2016, a decrease of 0.2%. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession has lifted due to the rise in home prices over the past five years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2017 and is anticipated to remain stable in the near future.

At its September meeting, the Fed maintained the federal funds interest rate but commenced its previously communicated plan for reducing the size of its balance sheet. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains below 5%, however inflation has softened recently in response to a series of transitory factors. In the September update of its Summary of Economic Projections, the Fed increased its median forecast for real GDP growth in 2017 and 2019 and maintained its median forecast for 2018 as well decreased its median forecast for the unemployment rate in 2018 and 2019. Ultimately, in light of both a cyclically and structurally depressed neutral interest rate, the Fed may not be able to raise the federal funds rate in-line with its median projected rate of 2.1% by the end of 2018. This, combined with a persistent global bid for high quality fixed income securities, supports a benign range bound outlook for interest rates through year end.

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

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act or significant reform of the Internal Revenue Code, including significant changes to the taxation of business entities. There is a lack of clarity around both the timing and the exact details of any such tax or regulatory reform and the impact of such potential reform on our operations.

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

The table below presents certain information from our consolidated statement of operations for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Statement of Operations Data:
Net Interest Income
Interest income	$33,592,587	$30,573,134	$92,773,014	$91,470,588
Interest expense	11,959,225	8,525,365	30,322,030	25,482,661
	21,633,362	22,047,769	62,450,984	65,987,927

Other Income
Net realized gain/(loss)	22,286	9,578,488	(12,527,278)	(8,725,255)
Realized loss on periodic interest settlements of derivative instruments, net	(2,147,452)	(1,034,251)	(5,614,971)	(5,019,565)
Unrealized gain/(loss) on real estate securities and loans, net	14,892,809	13,461,216	53,189,925	33,260,103
Unrealized gain/(loss) on derivative and other instruments, net	2,422,713	6,961,061	4,224,010	(4,792,369)
Other income	2,325	341,345	34,207	368,731
	15,192,681	29,307,859	39,305,893	15,091,645

Expenses
Management fee to affiliate	2,454,083	2,451,387	7,373,679	7,322,312
Other operating expenses	2,602,473	2,870,662	8,247,060	8,581,726
Servicing fees	22,991	121,806	184,993	359,150
Equity based compensation to affiliate	60,859	75,774	225,877	217,928
Excise tax	375,000	238,167	1,125,000	988,167
	5,515,406	5,757,796	17,156,609	17,469,283

Income/(loss) before equity in earnings/(loss) from affiliates	31,310,637	45,597,832	84,600,268	63,610,289
Equity in earnings/(loss) from affiliates	4,700,800	534,133	9,699,962	1,154,390
Net Income/(Loss)	36,011,437	46,131,965	94,300,230	64,764,679

Dividends on preferred stock	3,367,354	3,367,354	10,102,062	10,102,062

Net Income/(Loss) Available to Common Stockholders	$32,644,083	$42,764,611	$84,198,168	$54,662,617

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$1.17	$1.54	$3.03	$1.95
Diluted	$1.17	$1.54	$3.03	$1.95

Net Income/(Loss) Available to Common Stockholders

Net income/(loss) available to common stockholders decreased $10.2 million from $42.8 million for the three months ended September 30, 2016 to $32.6 million for the three months ended September 30, 2017, primarily due to one time realized gains taken on certain real estate securities and loans for the three months ended September 30, 2016, lower derivative prices, which decreased our “Unrealized gain/(loss) on derivative and other instruments, net,” and higher financing costs, which increased our “Interest expense.”

Net income/(loss) available to common stockholders increased $29.5 million from $54.7 million for the nine months ended September 30, 2016 to $84.2 million for the nine months ended September 30, 2017, primarily due to higher prices on our securities, which increased our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivative and other instruments, net,” offset by higher financing costs, which increased our “Interest expense.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Interest income increased by $3.0 million from $30.6 million at September 30, 2016 to $33.6 million at September 30, 2017 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.4 billion from $2.8 billion at September 30, 2016 to $3.2 billion at September 30, 2017. This was offset by a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.10% from 4.35% at September 30, 2016 to 4.25% at September 30, 2017.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Interest income increased by $1.3 million from $91.5 million at September 30, 2016 to $92.8 million at September 30, 2017 primarily due to an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.33% from 4.19% at September 30, 2016 to 4.52% at September 30, 2017. This was offset by a decrease in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if applicable, period over period by $0.2 billion from $2.9 billion at September 30, 2016 to $2.7 billion at September 30, 2017.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Interest expense increased by $3.5 million from $8.5 million at September 30, 2016 to $12.0 million at September 30, 2017 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.40% from 1.49% at September 30, 2016 to 1.89% at September 30, 2017. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.2 billion from $2.3 billion at September 30, 2016 to $2.5 billion at September 30, 2017. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Interest expense increased by $4.8 million from $25.5 million at September 30, 2016 to $30.3 million at September 30, 2017 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.44% from 1.42% at September 30, 2016 to 1.86% at September 30, 2017. This was offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.2 billion from $2.4 billion at September 30, 2016 to $2.2 billion at September 30, 2017. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any sales out of our GAAP investment portfolio, Other assets, derivatives, or other instruments, other-than-temporary-impairment (“OTTI”) charges recorded during the period, as well as transfers from Residential mortgage loans to Other assets. Refer to Note 2, Note 3 and Note 4 of the “Notes to Consolidated Financial Statements (Unaudited)” for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three and nine months ended September 30, 2017 and September 30, 2016, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Real Estate Securities	2,365,126	9,806,146	1,274,428	9,050,494
Loans	-	3,407,112	2,333,855	3,407,112
Loans transferred to Other assets	(140,733)	277,978	(56,764)	277,978
Sale of Other assets	(189,957)	295,919	(374,613)	295,918
Settlement of TBAs	1,671,836	420,547	3,002,891	445,586
Settlement of certain derivatives and other instruments	(1,714,187)	(3,609,103)	(11,896,957)	(8,776,734)
OTTI	(1,969,799)	(1,020,111)	(6,810,118)	(13,425,609)
Total Net realized gain/(loss)	22,286	9,578,488	(12,527,278)	(8,725,255)

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Realized loss on periodic interest settlement of derivative instruments, net increased by $1.1 million from $1.0 million at September 30, 2016 to $2.1 million at September 30, 2017 due to an increase in the weighted average swap notional from $0.4 billion for the three months ended September 30, 2016 to $1.8 billion for the three months ended September 30, 2017. This was offset by an increase in the average three-month LIBOR rate from 0.787% for the three months ended September 30, 2016 to 1.315% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Realized loss on periodic interest settlement of derivative instruments, net increased by $0.6 million from $5.0 million at September 30, 2016 to $5.6 million at September 30, 2017 due to an increase in the weighted average swap notional from $0.6 billion for the nine months ended September 30, 2016 to $1.2 billion for the nine months ended September 30, 2017. This was offset by an increase in the average three-month LIBOR rate from 0.686% for the nine months ended September 30, 2016 to 1.197% for the nine months ended September 30, 2017.

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

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016, Unrealized gain/(loss) on real estate securities and loans, net was $14.9 million and $13.5 million, respectively. The $14.9 million at September 30, 2017 was comprised of unrealized gains on securities and loans of $14.3 million and $0.6 million, respectively, during the period.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016, Unrealized gain/(loss) on real estate securities and loans, net was $53.2 million and $33.3 million, respectively. The $53.2 million at September 30, 2017 was comprised of unrealized gains on securities and loans of $52.5 million and $0.7 million, respectively, during the period.

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

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $2.4 million and $7.0 million, respectively. The $2.4 million at September 30, 2017 was comprised primarily of unrealized gains on interest rate swaps during the period.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $4.2 million and $(4.8) million, respectively. The $4.2 million at September 30, 2017 was comprised of unrealized gains on certain derivatives of $5.2 million, offset by unrealized losses on TBAs of $1.0 million during the period.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016, Other income was $2,325 and $341,345, respectively. The decrease in Other income pertains to increased fees we received on one of our residential mortgage loan pools during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016, Other income was $34,207 and $368,731, respectively. The decrease in Other income pertains to increased fees we received on one of our residential mortgage loan pools during the nine months ended September 30, 2016.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity after excluding unrealized gains or losses and other non-cash items. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016, our management fees were $2.5 million and $2.5 million, respectively. Management fees increased slightly due to the increase in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016, our management fees were $7.4 million and $7.3 million, respectively. Management fees increased slightly due to the increase in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

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

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 other operating expenses were $2.6 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $0.3 million related to professional fees, (ii) $0.2 million related to residential mortgage loan related expenses (iii) $0.1 million related to D&O insurance, and (iv) $0.1 million related to directors’ fees and stock compensation.

For the three months ended September 30, 2016 other operating expenses were $2.9 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $0.4 million related to professional fees, (ii) $0.2 million related to residential mortgage loan related expenses (iii) $0.2 million related to D&O insurance, and (iv) $0.1 million related to directors’ fees and stock compensation.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 other operating expenses were $8.2 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $1.1 million related to professional fees, (ii) $0.6 million related to residential mortgage loan related expenses (iii) $0.5 million related to D&O insurance, and (iv) $0.4 million related to directors’ fees and stock compensation.

For the nine months ended September 30, 2016 other operating expenses were $8.6 million. This balance, exclusive of certain expenses reimbursable to the Manager, was comprised primarily of (i) $1.2 million related to professional fees, (ii) $0.6 million related to residential mortgage loan related expenses (iii) $0.6 million related to D&O insurance, and (iv) $0.3 million related to directors’ fees and stock compensation.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. As of September 30, 2017 and September 30, 2016, we owned Residential mortgage loans with fair market value of $23.9 million and $42.6 million, respectively.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016 our servicing fees were $22,991 and $121,806, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans from prior periods.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016 our servicing fees were $184,993 and $359,150, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units remeasured quarterly, less the present value of dividend expected to be paid on the underlying shares through the requisite period.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Equity based compensation to affiliates remained relatively flat period over period for the three months ended September 30, 2017 and September 30, 2016.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Equity based compensation to affiliates remained relatively flat period over period for the nine months ended September 30, 2017 and September 30, 2016.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016 we recorded excise tax expense of $0.3 million and $0.2 million, respectively. The increase pertains to the receipt of a tax refund in 2016 as a result of filing our 2015 tax return.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016 we recorded excise tax expense of $1.1 million and $1.0 million, respectively. The increase pertains to the receipt of a tax refund in 2016 as a result of filing our 2015 tax return.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016, we recorded Equity in earnings/(loss) from affiliates of $4.7 million and $0.5 million, respectively. The increase primarily pertains to a larger portfolio due to additions to investments held within affiliated entities, coupled with increased security prices.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and September 30, 2016, we recorded Equity in earnings/(loss) from affiliates of $9.7 million and $1.2 million, respectively. The increase primarily pertains to gains recognized on a sold security, additions to the portfolio of investments held within affiliated entities and increased security prices.

Book value per share

As of September 30, 2017, December 31, 2016 and September 30, 2016, our book value per common share was $19.35, $17.86 and $18.49, respectively.

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

See below for a chart setting forth the net interest margin from our investment portfolio as of September 30, 2017 and September 30, 2016 and for a reconciliation to our GAAP investment portfolio:

September 30, 2017
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio (1)
Yield	4.49%	7.58%	13.74%	4.69%
Cost of Funds	2.12%	-	3.51%	2.12%
Net Interest Margin	2.37%	7.58%	10.23%	2.57%

September 30, 2016
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (1)
Yield	4.57%	13.08%	4.73%
Cost of Funds	1.74%	3.30%	1.76%
Net Interest Margin	2.83%	9.78%	2.97%

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

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three months and nine months ended September 30, 2017 and September 30, 2016 is set forth below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income/(loss) available to common stockholders	$32,644,083	$42,764,611	$84,198,168	$54,662,617
Add (Deduct):
Net realized (gain)/loss	(22,286)	(9,578,488)	12,527,278	8,725,255
Drop income	1,525,466	129,883	2,626,313	216,927
Equity in (earnings)/loss from affiliates	(4,700,800)	(534,133)	(9,699,962)	(1,154,390)
Net interest income and expenses from equity method investments (1)	2,195,983	1,653,043	6,457,822	3,218,360
Unrealized (gain)/loss on real estate securities and loans, net	(14,892,809)	(13,461,216)	(53,189,925)	(33,260,103)
Unrealized (gain)/loss on derivative and other instruments, net	(2,422,713)	(6,961,061)	(4,224,010)	4,792,369
Core Earnings	$14,326,924	$14,012,639	$38,695,684	$37,201,035

Core Earnings, per Diluted Share	$0.51	$0.50	$1.39	$1.33

(1) For the three months ended September 30, 2017, we recognized $0.1 million or $0.00 per share of net income/(loss) attributed to our investment in AG Arc. For the nine months ended September 30, 2017, we recognized $0.5 million or $0.02 per share of net income/(loss) attributed tko our investment in AG Arc. For the three months ended September 30, 2016, we recognized $0.2 million or $0.01 per share of net income/(loss) attributed to our investment in AG Arc. For the nine months ended September 30, 2016, we recognized $(0.3) million or $(0.01) per share of net income/(loss) attributed to our investment in AG Arc.

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

As of September 30, 2017, we had a $3.3 billion GAAP investment portfolio, which consisted of $2.1 billion, or 61.7%, of assets in our GAAP Agency RMBS portfolio and $1.2 billion, or 38.3%, of assets in our GAAP credit portfolio. As of September 30, 2017, our investment portfolio totaled $3.5 billion, which consisted of $2.2 billion, or 61.7%, of assets in our Agency RMBS portfolio and $1.3 billion, or 38.3%, of assets in our credit portfolio. This compares with a $2.4 billion GAAP investment portfolio as of December 31, 2016, which consisted of $1.1 billion, or 43.5%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 56.5%, of assets in our GAAP credit portfolio. As of December 31, 2016, our investment portfolio was $2.5 billion, which consisted of $1.1 billion, or 43.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 56.5%, of assets in our credit portfolio.

The following table presents a general summary of our investment portfolio as of September 30, 2017 and December 31, 2016:

	Amortized Cost		Fair Value		Weighted Average Yield		Weighted Average Funding Cost (a)		Net Interest Margin (a)		Leverage Ratio (b)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016
Agency RMBS	$2,167,255,767	$1,104,119,758	$2,180,978,238	$1,108,913,726	3.18%	3.17%	1.33%	0.97%	1.85%	2.20%	7.1	x	5.1	x
Residential Investments	904,548,485	1,071,183,137	963,278,080	1,091,168,253	6.42%	6.31%	2.64%	2.37%	3.78%	3.94%	3.1	x	2.7	x
Commercial Investments	329,828,326	327,333,471	336,535,328	325,740,321	8.39%	7.91%	2.72%	2.50%	5.67%	5.41%	1.1	x	1.2	x
ABS	53,232,661	21,667,978	53,223,788	21,231,956	8.73%	6.32%	2.98%	2.33%	5.75%	3.99%	1.0	x	2.4	x
Total: Investment Portfolio	$3,454,865,239	$2,524,304,344	$3,534,015,434	$2,547,054,256	4.69%	5.18%	2.12%	2.02%	2.57%	3.16%	4.2	x	2.9	x

Investments in Debt and Equity of Affiliates	$74,575,924	$65,120,616	$76,538,053	$63,561,582	13.74%	14.54%	3.51%	3.51%	10.23%	11.03%	(c	)	(c	)

Other Assets	$248,103	$-	$243,207	$-	7.58%	-	N/A	N/A	7.58%	-	N/A		N/A

TBAs	$121,583,125	$51,427,734	$121,125,315	$51,250,000	N/A	N/A	N/A	N/A	N/A	N/A	(c	)	(c	)

Total: GAAP Investment Portfolio	$3,258,458,087	$2,407,755,994	$3,336,108,859	$2,432,242,674	4.49%	4.94%	2.12%	2.01%	2.37%	2.93%	4.0	x	2.9	x

(a)	Total weighted average funding cost and total net interest margin includes cost of hedging.
(b)	Leverage ratio is calculated off of allocated equity. Total leverage ratio includes any net receivables on TBAs.
(c)	Refer to the “Financing activities” section below for an aggregate breakout of leverage.

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

The following table presents a summary of the allocated equity of our investment portfolio as of September 30, 2017 and December 31, 2016:

	Allocated Equity		Percent of Equity
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Agency RMBS	279,215,794	189,280,511	39.5%	28.9%
Residential Investments	242,870,226	306,911,537	34.4%	46.8%
Commercial Investments	157,641,180	153,225,309	22.3%	23.4%
ABS	26,898,681	6,459,033	3.8%	0.9%
Total	706,625,881	655,876,390	100.0%	100.0%

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of September 30, 2017:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,676,807,359	$1,750,830,091	$9,552,127	$1,760,382,218	3.77%	3.11%	8.62
Fixed Rate CMO	54,267,762	54,695,495	904,953	55,600,448	3.00%	2.79%	4.17
ARM	183,361,500	182,342,286	3,918,224	186,260,510	2.35%	2.83%	4.82
Inverse Interest Only	125,517,421	16,904,789	246,358	17,151,147	3.85%	7.06%	4.43
Interest Only and Excess MSR (4)	862,279,325	40,899,981	(441,381)	40,458,600	2.51%	6.49%	5.30
Fixed Rate 30 Year TBA (5)	116,000,000	121,583,125	(457,810)	121,125,315	3.80%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	552,016,023	438,241,782	34,739,648	472,981,430	4.39%	6.40%	9.51
Alt-A (6)	255,419,594	162,125,599	12,685,083	174,810,682	4.57%	5.95%	7.07
Subprime (6)	87,300,355	83,392,128	1,323,989	84,716,117	4.71%	5.72%	6.45
Credit Risk Transfer	121,512,326	121,586,944	7,010,289	128,597,233	5.03%	5.24%	6.56
RPL/NPL	43,235,382	43,183,788	95,915	43,279,703	4.82%	6.15%	1.83
RMBS Interest Only and Excess MSR (7)	433,681,726	3,580,289	(438,001)	3,142,288	0.21%	10.26%	3.34
Residential Whole Loans	78,512,741	52,437,955	3,312,672	55,750,627	5.32%	11.74%	4.51
Commercial Investments
CMBS	202,106,820	152,578,776	(553,507)	152,025,269	5.42%	6.02%	3.81
Freddie Mac K-Series CMBS	194,814,918	63,474,420	2,267,011	65,741,431	5.98%	14.81%	9.88
CMBS Interest Only (9)	3,264,829,223	57,223,259	4,146,706	61,369,965	0.30%	6.69%	3.79
Commercial Whole Loans	57,738,472	56,551,871	846,792	57,398,663	7.93%	9.15%	2.00
ABS	53,497,625	53,232,661	(8,873)	53,223,788	8.34%	8.73%	5.32
Total: Investment Portfolio	$8,362,898,572	$3,454,865,239	$79,150,195	$3,534,015,434	2.20%	4.69%	5.63

Investments in Debt and Equity of Affiliates	$1,519,472,909	$74,575,924	$1,962,129	$76,538,053	0.18%	13.74%	6.00

Other Assets	$56,727,627	$248,103	$(4,896)	$243,207	N/A	7.58%	5.64

TBAs	$116,000,000	$121,583,125	$(457,810)	$121,125,315	3.80%	N/A	N/A

Total: GAAP Investment Portfolio	$6,670,698,036	$3,258,458,087	$77,650,772	$3,336,108,859	2.61%	4.49%	5.55

(1) Included in Residential Investments and Commercial Investments are $9.2 million fair market value and $67.3 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

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

(9) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2016:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (1)	Weighted Average Yield (2)	Weighted Average Life (Years) (3) (7)
Agency RMBS:
30 Year Fixed Rate	$713,234,586	$741,572,808	$(1,845,087)	$739,727,721	3.64%	2.99%	8.68
Fixed Rate CMO	62,570,005	63,101,436	595,962	63,697,398	3.00%	2.80%	4.73
ARM	208,592,111	206,958,936	4,385,116	211,344,052	2.35%	2.84%	5.07
Inverse Interest Only	99,127,607	11,977,729	377,150	12,354,879	3.50%	7.30%	4.35
Interest Only	317,774,720	29,081,115	1,458,561	30,539,676	2.46%	8.65%	4.09
Fixed Rate 30 Year TBA (4)	50,000,000	51,427,734	(177,734)	51,250,000	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (5)	619,345,362	497,837,476	14,920,082	512,757,558	4.17%	5.98%	10.44
Alt-A (5)	279,857,391	181,398,827	4,012,575	185,411,402	4.54%	5.57%	7.82
Subprime (5)	127,967,069	122,497,412	135,065	122,632,477	4.04%	5.31%	4.93
Credit Risk Transfer	60,682,441	60,592,617	1,969,919	62,562,536	5.57%	6.82%	6.98
RPL/NPL	114,976,337	114,301,187	(1,141,699)	113,159,488	4.39%	4.88%	1.12
RMBS Interest Only and Excess MSR (6)	508,621,868	4,013,463	160,630	4,174,093	0.25%	14.68%	3.45
Residential Whole Loans	125,543,596	90,542,155	(71,456)	90,470,699	4.89%	12.07%	4.13
Commercial Investments
CMBS	209,526,282	152,985,726	(2,150,419)	150,835,307	5.04%	6.03%	3.22
Freddie Mac K-Series CMBS	158,976,049	57,058,621	(733,708)	56,324,913	5.66%	13.06%	9.21
CMBS Interest Only (8)	2,855,494,786	57,993,758	517,543	58,511,301	0.31%	6.48%	3.76
Commercial Whole Loans	60,800,000	59,295,366	773,434	60,068,800	7.39%	9.19%	1.54
ABS	22,025,000	21,667,978	(436,022)	21,231,956	5.43%	6.32%	4.50
Total: Investment Portfolio	$6,595,115,210	$2,524,304,344	$22,749,912	$2,547,054,256	1.99%	5.18%	5.26

Investments in Debt and Equity of Affiliates	$1,057,695,652	$65,120,616	$(1,559,034)	$63,561,582	0.22%	14.54%	5.93

TBAs	$50,000,000	$51,427,734	$(177,734)	$51,250,000	3.50%	N/A	N/A

Total: GAAP Investment Portfolio	$5,487,419,558	$2,407,755,994	$24,486,680	$2,432,242,674	2.28%	4.94%	5.14

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

(9) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of September 30, 2017. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$47,516,970	$46,115,243	$784,694	$46,899,937	4.76%	7.02%	4.25
2005	172,092,744	135,741,627	15,958,747	151,700,374	4.42%	6.92%	9.48
2006	236,946,515	152,839,840	14,140,725	166,980,565	4.38%	6.21%	8.02
2007	154,419,472	117,192,616	10,953,009	128,145,625	4.41%	6.53%	12.80
2008	22,512,421	18,667,752	297,249	18,965,001	6.98%	6.66%	8.25
2011	7,070,577	5,971,316	24,009	5,995,325	3.49%	4.68%	5.97
2012	73,267,348	10,932,546	123,019	11,055,565	2.04%	5.80%	2.57
2013	136,865,174	69,253,204	1,470,214	70,723,418	3.19%	5.76%	4.25
2014	1,078,393,986	70,718,411	3,605,128	74,323,539	0.41%	10.87%	1.55
2015	1,260,994,472	241,907,151	4,662,672	246,569,823	1.06%	6.39%	4.13
2016	1,372,824,219	170,598,918	8,019,946	178,618,864	0.97%	6.76%	5.46
2017	641,273,839	167,156,338	3,029,333	170,185,671	1.52%	7.02%	6.45
Total: Credit Securities	$5,204,177,737	$1,207,094,962	$63,068,745	$1,270,163,707	1.45%	6.82%	4.84

Investments in Debt and Equity of Affiliates	$1,517,461,844	$73,317,974	$1,892,585	$75,210,559	0.17%	13.81%	5.99

Total: GAAP Basis	$3,686,715,893	$1,133,776,988	$61,176,160	$1,194,953,148	1.92%	6.38%	4.37

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

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$88,697,196	$86,085,152	$376,229	$86,461,381	3.68%	6.44%	4.70
2005	193,951,980	154,998,772	6,941,224	161,939,996	4.31%	5.95%	11.37
2006	280,083,255	182,839,758	6,743,899	189,583,657	4.14%	6.02%	9.50
2007	188,265,662	148,015,242	4,266,444	152,281,686	4.17%	6.27%	11.73
2008	16,424,000	13,638,581	491,993	14,130,574	7.00%	5.73%	9.06
2011	7,113,232	5,716,817	(276,523)	5,440,294	3.14%	5.77%	7.66
2012	81,928,364	20,325,054	(178,093)	20,146,961	2.43%	6.04%	2.93
2013	140,878,507	72,931,048	335,727	73,266,775	2.92%	5.46%	4.43
2014	1,149,462,384	122,144,577	(62,871)	122,081,706	0.56%	9.13%	1.76
2015	1,376,578,039	286,726,007	(3,060,150)	283,665,857	1.10%	6.58%	4.09
2016	1,443,943,577	227,893,324	650,169	228,543,493	1.06%	6.31%	5.69
Total: Credit Portfolio	$4,967,326,196	$1,321,314,332	$16,228,048	$1,337,542,380	1.51%	6.48%	4.92

Investments in Debt and Equity of Affiliates	$1,054,695,758	$63,163,256	$(1,522,800)	$61,640,456	0.21%	14.74%	5.93

Total: GAAP Basis	$3,912,630,438	$1,258,151,076	$17,750,848	$1,275,901,924	1.82%	6.09%	4.64

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of September 30, 2017 and December 31, 2016:

Credit Rating - Credit Securities (1)	September 30, 2017	December 31, 2016
AAA	$71,730,504	$88,002,613
A	63,068,142	101,877,530
BBB	10,709,344	21,304,102
BB	76,178,009	33,965,384
B	133,604,088	71,712,259
Below B	400,889,930	503,636,658
Not Rated	513,983,690	517,043,834
Total: Credit Securities	$1,270,163,707	$1,337,542,380

Investments in Debt and Equity of Affiliates	$75,210,559	$61,640,456

Total: GAAP Basis	$1,194,953,148	$1,275,901,924

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	September 30, 2017	September 30, 2016
30 Year Fixed Rate	6%	10%
Fixed Rate CMO	12%	10%
ARM	13%	19%
Interest Only	14%	17%
Weighted Average	7%	12%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

September 30, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.9%	California	10.3%
Florida	7.9%	Texas	8.5%
New York	7.0%	New York	8.3%
Texas	4.1%	New Jersey	7.4%
Georgia	3.5%	Nevada	5.8%
Other	54.6%	Other	59.7%
Total	100.0%	Total	100.0%

December 31, 2016
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	23.6%	California	11.4%
Florida	8.1%	Texas	9.7%
New York	7.7%	Florida	7.7%
Texas	4.1%	New Jersey	6.7%
New Jersey	3.9%	Nevada	6.0%
Other	52.6%	Other	58.5%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

September 30, 2017
Non-Agency RMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.7%	115.64	14.8%
Alt-A	14.2%	142.08	22.8%
Subprime	18.1%	150.87	57.9%
Credit Risk Transfer	0.1%	17.04	1.0%
RPL/NPL	55.0%	137.38	54.3%

CMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.4%	36.89	16.3%
Freddie Mac K Series CMBS	0.0%	29.51	0.9%

December 31, 2016
Non-Agency RMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.5%	107.29	15.7%
Alt-A	13.9%	127.18	22.7%
Subprime	17.9%	158.67	69.4%
Credit Risk Transfer	0.1%	16.10	0.8%
RPL/NPL	63.4%	108.06	46.0%

CMBS (1)
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.0%	41.00	14.7%
Freddie Mac K Series CMBS	0.0%	26.24	1.5%

(1) Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. Through September 30, 2017, our leverage has been in the form of repurchase agreements, securitized debt, and loan participations. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three and nine months ended September 30, 2017, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 28 and 23 counterparties at September 30, 2017 and December 31, 2016, respectively, on a GAAP basis.

Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of September 30, 2017 and December 31, 2016, we have met all margin call requirements.

For the year ended September 30, 2017, we noted changes in the spread of our financing arrangements, particularly on the financing of our credit portfolio. Spreads on credit repos tightened as a result of increased availability of credit financing. In addition, as a result of the rotation from credit investments to Agency RMBS in our investment portfolio, the financing on our investment portfolio is more weighted on Agency RMBS, which carry cheaper financing than credit securities. As a result, despite an increase of 25bps in the federal-funds rate in March 2017 and again in June 2017, the cost of financing increased by only 8bps from 1.72% at December 31, 2016 to 1.80% at September 30, 2017.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2017
Non-GAAP Basis	$2,703,068,550	$2,596,533,544	$2,746,150,804
Less: Investments in Debt and Equity of Affiliates	8,516,726	8,697,487	8,868,455
GAAP Basis	$2,694,551,824	$2,587,836,057	$2,737,282,349
June 30, 2017
Non-GAAP Basis	$2,265,226,741	$2,209,990,873	$2,339,132,696
Less: Investments in Debt and Equity of Affiliates	8,484,353	8,805,678	9,115,429
GAAP Basis	$2,256,742,388	$2,201,185,195	$2,330,017,267
March 31, 2017
Non-GAAP Basis	$1,887,766,585	$1,813,668,360	$1,887,766,585
Less: Investments in Debt and Equity of Affiliates	8,424,063	8,787,942	9,172,241
GAAP Basis	$1,879,342,522	$1,804,880,418	$1,878,594,344
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	$10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,531	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	$12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	$14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,938	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	$17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	$19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	$20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	$21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	$21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384
December 31, 2014
Non-GAAP Basis	$2,779,624,982	$2,809,867,811	$2,838,591,258
Less: Linked Transactions	113,363,873	$130,264,304	142,279,249
Less: Investments in Debt and Equity of Affiliates	21,305,161	$18,880,600	21,305,161
GAAP Basis	$2,644,955,948	$2,660,722,907	$2,675,006,848
September 30, 2014
Non-GAAP Basis	$2,871,453,629	$2,956,548,421	$3,102,782,512
Less: Linked Transactions	131,106,935	$142,459,846	149,986,999
GAAP Basis	$2,740,346,694	$2,814,088,575	$2,952,795,513

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

Master repurchase agreements on our investment portfolio

As of September 30, 2017 and December 31, 2016, we have entered into master repurchase agreements on our investment portfolio with 39 and 37 counterparties, respectively, under which we had outstanding debt with 28 and 23 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the “Notes to Consolidated Financial Statements (unaudited)” for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by real estate securities to information on a GAAP basis as of September 30, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	107,066,000	1.26%	2	3.0%
30 days or less	2,041,360,000	1.77%	12	9.6%
31-60 days	369,334,000	1.87%	43	10.3%
61-90 days	19,965,000	2.79%	76	26.2%
91-180 days	111,027,000	1.55%	107	10.0%
Greater than 180 days	15,935,164	3.06%	464	21.7%
Total: Non-GAAP Basis	$2,664,687,164	1.77%	23	9.6%

Investments in Debt and Equity of Affiliates	$5,337,164	3.45%	503	29.8%

Total: GAAP Basis	$2,659,350,000	1.76%	22	9.6%

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

The following table presents the reconciliation of certain financial information related to repurchase agreements secured by residential mortgage loans and real estate owned to information on a GAAP basis as of September 30, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	16,585,386	3.72%	3.90%	545	34.2%

Investments in Debt and Equity of Affiliates	$3,179,562	3.61%	3.61%	694	30.0%

Total: GAAP Basis	$13,405,824	3.74%	3.97%	510	35.2%

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

The primary difference between the balance of our repurchase agreements at December 31, 2016 and September 30, 2017 is due to financing repaid in 2017 on certain sold residential mortgage loans.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of September 30, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	3.39%	3.39%	639	33.5%

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	2.91%	3.13%	990	33.5%

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of September 30, 2017:

	Agency		Credit
Repurchase Agreements Maturing Within: (1)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$107,066,000	1.26%	$-	-
30 days or less	1,315,563,000	1.33%	725,797,000	2.56%
31-60 days	230,096,000	1.35%	139,238,000	2.73%
61-90 days	-	-	19,965,000	2.79%
91-180 days	100,000,000	1.40%	11,027,000	2.96%
Greater than 180 days	-	-	54,316,550	3.45%
Total: Non-GAAP Basis	$1,752,725,000	1.33%	$950,343,550	2.65%

Investments in Debt and Equity of Affiliates	$-	-	$8,516,726	3.61%

Total: GAAP Basis	$1,752,725,000	1.33%	$941,826,824	2.64%

(1)	As of September 30, 2017, our weighted average days to maturity is 31 days and our weighted average original days to maturity is 119 days.

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

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). As of September 30, 2017 and December 31, 2016, the principal balance of the consolidated tranche was $17.3 million and $21.6 million, respectively. As of September 30, 2017 and December 31, 2016, the fair value of the consolidated tranche issued by the Consolidated VIE was $17.2 million and $21.5 million, respectively, which is classified as an asset in the “Non-Agency” line item and as a liability in the “Securitized debt, at fair value” line item on our consolidated balance sheets. The cost of financing on September 30, 2017 and December 31, 2016 on the consolidated tranche was 3.72% and 3.87%, respectively. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

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

Leverage

We define non-GAAP “at-risk” leverage as the sum of: (i) our GAAP repurchase agreements, (ii) repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, (v) the Participation Interest and (vi) our net TBA position (at cost). Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP “at-risk” leverage ratio back to GAAP.

		Stockholders’
September 30, 2017	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,807,088,863	$706,625,881	4.0	x
Repurchase agreements through affiliated entities	8,516,726
Net TBA receivable/(payable) adjustment	121,583,160
Non-GAAP “At Risk” Leverage	$2,937,188,749	$706,625,881	4.2	x

		Stockholders’
December 31, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$1,921,225,560	$655,876,390	2.9	x
Repurchase agreements through affiliated entities	9,861,515
Net TBA receivable/(payable) adjustment	(22,916,016)
Non-GAAP “At Risk” Leverage	$1,908,171,059	$655,876,390	2.9	x

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

We utilize multiple hedging instruments as a means to mitigate the interest rate risk of our investment portfolio. As of September 30, 2017 we had entered into $1.9 billion notional amount of interest rate swaps, $150.0 million notional amount of short positions in Eurodollar futures and $25.0 million notional amount of short positions in U.S. Treasury futures. As of December 31, 2016, we had entered into $644.0 million notional amount of interest rate swaps, $24.0 million notional amount of short positions in U.S. Treasury securities and $141.5 million notional amount of short positions in U.S. Treasury Futures.

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

The following table presents the fair value of our derivative and other instruments and their balance sheet location at September 30, 2017 and December 31, 2016.

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(587,383)	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	815,622	3,703,366
Short positions on Eurodollar Futures	Non-Hedge	Derivative assets, at fair value	75,000
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	-	(636,211)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	19,531	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	-	(22,365,000)

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

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	September 30, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,862,000,000	$644,000,000
Notional amount of short positions on Eurodollar Futures (1)	(150,000,000)	-
Notional amount of short positions on U.S. Treasury Futures (2)	(25,000,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,000,000)

(1) Each Eurodollar Future contract embodies $1.0 million of notional value.

(2) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$2,954,860	$9,700,438	$6,213,709	$(9,816,031)
Interest rate swaps, at fair value	Net realized gain/(loss)	(1,813,293)	(5,205,405)	(9,896,031)	(10,938,839)
Long positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	2,997	-	2,997
Short positions on Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	74,624	146,044	74,624	(4,503)
Short positions on Eurodollar Futures	Net realized gain/(loss)	323,059	242,006	323,059	242,006
Long positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	-	126,468	-	106,094
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	-	(351,329)	-	(224,410)
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(721,752)	(21,123)	658,059	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(223,953)	292,930	(4,054,532)	307,986
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	(3,081,289)	-	4,498,750
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	1,412,695	-	1,836,523
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	415,782	(1,724,922)	215,391
Short positions on U.S. Treasuries	Net realized gain	-	-	1,730,547	-

The following table summarizes the weighted average life related to derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	September 30, 2017	December 31, 2016
Interest rate swaps	4.51	5.01
Short positions on Eurodollar Futures	0.28	-
Short positions on U.S. Treasury Futures	10.03	9.19
Short positions on U.S. Treasuries	-	9.38

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

As of September 30, 2017, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2017	$36,000,000	0.88%	1.31%	0.09
2019	170,000,000	1.36%	1.31%	2.13
2020	620,000,000	1.64%	1.31%	2.63
2022	606,000,000	1.87%	1.32%	4.78
2024	205,000,000	2.03%	1.31%	6.71
2026	75,000,000	2.12%	1.31%	9.14
2027	150,000,000	2.26%	1.32%	9.63
Total/Wtd Avg	$1,862,000,000	1.79%	1.32%	4.51

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of September 30, 2017 the Company had estimated undistributed taxable income of approximately $1.59 per share.

The following table details our common stock dividends during the nine month ended September 30, 2017 and September 30, 2016:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575	*

*The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475

The following tables detail our preferred stock dividends during the nine months ended September 30, 2017 and September 30, 2016:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of September 30, 2017 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At September 30, 2017, we had $166.3 million available to support our liquidity needs, comprised of $61.7 million of cash, $82.5 million of Agency RMBS, and $22.1 million of Agency Interest-Only securities that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

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

As of September 30, 2017, we had MRAs with 39 counterparties, allowing us to utilize leverage in our operations. As of September 30, 2017, we had debt outstanding of $2.7 billion from 28 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between October 2, 2017 and September 5, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Overnight	$107,066,000	$70,899,000
30 days or less	2,041,360,000	961,185,000
31-60 days	369,334,000	465,776,000
61-90 days	19,965,000	129,119,000
91-180 days	111,027,000	16,897,000
Greater than 180 days	54,316,550	266,632,715
Total: Non-GAAP Basis	$2,703,068,550	$1,910,508,715

Less: Investments in Debt and Equity of Affiliates	$8,516,726	$9,998,909

Total: GAAP Basis	$2,694,551,824	$1,900,509,806

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

The following table presents information at September 30, 2017 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$40,066,058	22	6%
Barclays Capital Inc	37,669,214	11	5%

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

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which we refer to as the “Equity Distribution Agreements”, pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of September 30, 2017, we have sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and nine months ended September 30, 2017, we incurred management fees of approximately $2.5 million and $7.4 million, respectively. For the three and nine months ended September 30, 2016, we incurred management fees of approximately $2.4 million and $7.3 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $2.6 million and $8.2 million of Other operating expenses for the three and nine months ended September 30, 2017, respectively, we have accrued $1.4 million and $4.8 million, respectively, representing a reimbursement of expenses. Of the $2.9 million and $8.6 million of Other operating expenses for the three and nine months ended September 30, 2016, respectively, we have accrued $1.8 million and $5.3 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of September 30, 2017, 65,238 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2017, we have granted an aggregate of 52,012 shares of restricted common stock to our independent directors and 160,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2017, 52,012 and 100,250 shares of restricted common stock granted to our independent directors and Manager, respectively, have vested.

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

Mortgage Acquisition Trust I LLC

In August 2017, we, alongside private funds under the management of Angelo, Gordon, formed Mortgage Acquisition Holding I LLC (“MATH”) to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC (“MATT”), which is expected to make an election to be treated as a Real Estate Investment Trust beginning with the 2018 tax year. MATT intends to purchase residential mortgage loans that are not eligible for delivery to Fannie Mae, Freddie Mac or Ginnie Mae. In furtherance of this business, MATH’s sponsoring funds, which include us, have agreed to provide up to $75.0 million of capital to MATH for use in this mortgage investment business. Our share of MATH’s total capital commitment to MATT is $33.4 million. We will invest in MATT through MATH and as of September 30, 2017, we had not funded any of our commitment to MATH.

Other

We have presented a table that details the contractual maturity of our financing arrangements at September 30, 2017 in the “Liquidity and capital resources” section for this Item 2. As of September 30, 2017 and December 31, 2016, we are obligated to pay accrued interest on our repurchase agreements in the amount of $5.3 million and $2.5 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our repurchase agreements resulted from the increase in our repurchase agreement balance from $1.9 billion as of December 31, 2016 to $2.7 billion as of September 30, 2017.

Off-balance sheet arrangements

We have committed to invest up to $33.4 million in MATT through our ownership of MATH. As of September 30, 2017, we have not funded any of this commitment.

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of September 30, 2017, we had a net long TBA position with a net payable amount of $122.5 million and fair market value of $121.1 million. We recorded $0.1 million and $1.5 million, in the “Derivative assets, at fair value” and “Derivative liabilities, at fair value” line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are comprised of real estate securities and loans, our interest in AG Arc, associated repurchase agreements and interest receivable/payable on such accounts. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of September 30, 2017, our real estate securities and loans, and interest in AG Arc had a fair market value of $97.6 million. As of September 30, 2017, these investments, inclusive of associated repurchase agreements and interest receivable/payable had a fair market value of $89.1 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

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

Grants of restricted common stock

As of September 30, 2017, we have granted an aggregate of 52,012 shares of restricted common stock to our independent directors and 160,250 shares of restricted common stock to our Manager under our equity incentive plans. As of September 30, 2017, 52,012 and 100,250 shares of restricted common stock granted to our independent directors and Manager, respectively, have vested. See Note 10 to the Notes to Consolidated Financial Statements (unaudited) for further detail on restricted stock grants.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees (as assessed and confirmed by a third party valuation firm) for the Asset Manager’s services related to non-performing loans and reperforming loans. For the three and nine months ended September 30, 2017, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $41,732 and $137,022, respectively. For the three and nine months ended September 30, 2016, the fees paid by us to the Asset Manager, inclusive of fees paid through affiliated entities, totaled $67,189 and $202,175, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $17.8 million and $12.9 million on September 30, 2017 and December 31, 2016, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis.

Arc Home may sell loans to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. In March of 2017, we entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of September 30, 2017, these Excess MSRs had fair value of approximately $2.6 million.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay a sourcing fee to Arc Home based on the net equity invested by us for these investments. For the three and nine months ended September 30, 2017, the sourcing fees paid by us to Arc Home totaled $2,921 and $6,364, respectively. No sourcing fees were paid by us to Arc Home for the three or nine months ended September 30, 2016.

Mortgage Acquisition Trust I LLC

In August 2017, we, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement which requires that MATH fund a capital commitment of $75.0 million to MATT. Our share of MATH’s total capital commitment to MATT is $33.4 million. As of September 30, 2017, we had not funded any of our commitment to MATH.

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

In February 2017, in accordance with our Affiliated Transactions Policy, we executed one trade whereby we acquired a real estate security from a separate affiliate of the Manager (the “February Selling Affiliate”). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, we submitted its bid for the real estate security to the February Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In July 2017, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the “July Selling Affiliate”). As of the date of the trade, the securities acquired from the July Selling Affiliate had a total fair value of $0.2 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgement, appropriate pricing was based on a valuation prepared by an independent third-party pricing vendor. The third-party pricing vendor us to confirm third-party market pricing and best execution.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 5 of our “Notes to Consolidated Financial Statements (unaudited).” For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of our “Notes to Consolidated Financial Statements (unaudited).”

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

On September 30, 2017, we computed an estimated net effective duration of 1.36 years, comprised of 2.68 Agency RMBS duration, 0.92 of credit investment duration, (2.20) hedge duration and (0.04) liability duration.

The following table quantifies the estimated changes in net interest income and GAAP equity should interest rates go up or down by 50 and 100 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of September 30, 2017. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2017, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income
+100	-10.4%	-2.1%	-4.7%
+50	-4.6%	-0.9%	-2.2%
-50	2.7%	0.5%	1.6%
-100	3.0%	0.6%	2.7%

(1) Includes investments held through affiliated entities that are reported as “Investments in debt and equity of affiliates” on our consolidated balance sheet, but excludes AG Arc.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2017. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

In January 2016, the FHFA issued the Final Rule, which expressly excludes captive insurance companies, including our captive insurance company, from being eligible for membership in the FHLBC and prohibits the FHLBC from making any more advances or extending any existing advances to our captive insurance company. Under the Final Rule, the FHLBC must wind down its relationships with our captive insurance company by February 19, 2017. The FHLBC cannot make any new advances or extend any existing advances to our captive insurance company. On September 30, 2017, we had no advances outstanding with the FHLBC and do not consider them a source for liquidity.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In June 2017, Wells Fargo Bank, N.A., in its capacity as trustee in 20 residential mortgage-backed securitizations, withheld more than $90 million due to the bondholders of the securities in those securitizations. The funds were withheld to cover potential legal costs in suits brought by investors to recover losses suffered during the financial crisis in which the investors claim that the trustees breached certain duties to such investors. It is not clear if Wells Fargo, as trustee in other deals, will withhold funds to cover legal expenses in these other deals or whether other financial institutions, as trustees in these types of securitizations, will withhold funds for similar reasons. We do not hold the bonds in any of the 20 residential mortgage-backed securitizations where Wells Fargo Bank, N.A. withheld funds. However, if funds are withheld by trustees in securitizations where we hold securities, we could incur losses that may materially and adversely affect our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Articles of Amendment to Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

*3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.4	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.5	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2015.

*10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017.**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 1, 2017	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 1, 2017	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

AG MORTGAGE INVESTMENT TRUST, INC.

FORM 10-Q
September 30, 2017

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Articles of Amendment to Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

*3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.4	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.5	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Restated Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2015.

*10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017.**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

