Form 10-K
period 2017-12-31
AG Mortgage Investment Trust, Inc.
filed 2018-02-28
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2017 was $492,223,445.

As of February 16, 2018, there were 28,195,673 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

AG MORTGAGE INVESTMENT TRUST, INC.

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us, and our views on certain macroeconomic trends. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

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

We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the ticker symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the ticker symbols MITT-PA and MITT-PB, respectively.

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

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities);

•	Sequential pay fixed rate collateralized mortgage obligations (“CMOs”);

•	CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR (“Inverse interest-only securities”);

•	CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS “interest-only strips” (“Interest-only securities”);

•	Excess mortgage servicing rights (“Excess MSRs”) whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE (grouped with Agency RMBS interest-only securities throughout Item 7); and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as our Non-Agency RMBS. Our Non-Agency RMBS include investment grade and non-investment grade fixed and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A (weighted average credit score between 700 and 620); and

•	Subprime (weighted average credit score below 620)

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (defined below)

•	RPL/NPL (described below)

•	RMBS Interest-Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE (grouped with RMBS Interest-Only securities throughout this Form 10-K, except in the Notes to Consolidated Financial Statements where it is grouped within Excess mortgage servicing rights); and

•	Residential Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”) include:

•	Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued either by GSEs or issued by other third-party institutions to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of newly originated single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities generally receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL include:

•	Mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) and/or non-performing mortgage loans (“NPL”). The RPL/NPL that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL securitizations are structured with significant credit enhancement (typically, approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. “Credit enhancement” refers to the value of the subordinated tranches available to absorb all credit losses prior to those losses being allocated to more senior tranches. For a senior tranche in this type of securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches have been paid off. In addition, the RPL/NPL that we own contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Residential Whole Loans include:

•	RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate.

•	RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

•	“Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (the “CFPB”) that we hold alongside other private funds under the management of Angelo, Gordon. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC (refer to Item 7 below for more detail), and are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include commercial mortgage-backed securities, or CMBS, Freddie Mac K-Series CMBS (described below), CMBS interest-only securities (CMBS backed by interest-only strips) and commercial mortgage loans.

Freddie Mac K-Series CMBS (“K-Series CMBS”) include:

•	CMBS, CMBS interest-only and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans. These K-Series CMBS feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds. Our K-Series CMBS portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 7, we categorize our Freddie Mac K-Series CMBS interest-only bonds as part of our “CMBS Interest-Only” assets.

ABS

We also invest in asset backed securities, or ABS. Our ABS portfolio may include securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others.

Investment classification

Throughout this report, (1) we use the terms “credit portfolio” and “credit investments” to refer to our Residential Investments, Commercial Investments and ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our residential whole loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager and Non-QMs) and commercial mortgage loans, collectively, as our “loans”; (3) we use the term “credit securities” to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our “investment portfolio” refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

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

Arc Home LLC

We, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of our indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). Arc Home, through its wholly-owned subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers. Arc Home has licenses to conduct business in 47 states, including Washington D.C., and utilizes four channels to do so: retail, direct, correspondent and wholesale. As of December 31, 2017, Arc Home had 101 employees, including 18 commission based retail loan officers.

Our strategies

Our investment strategy

We invest in a diversified pool of mortgage assets to generate attractive risk-adjusted returns for our investors over the long-term through a combination of dividends and capital appreciation. We rely on the experience of our Manager’s personnel to direct the Company’s investments. Our Manager’s investment philosophy is based on a rigorous and disciplined approach to credit analysis and is focused on fundamental in-depth research, taking a conservative valuation approach. Our Manager makes investment decisions based on a variety of factors, including expected risk-adjusted returns, relative value, credit fundamentals, vintage of collateral, prepayment speeds, supply and demand trends, general economic and market sector trends, the shape of the yield curve, liquidity, availability of adequate financing, borrowing costs, macroeconomic conditions, and maintaining our REIT qualification and our exemption from registration under the Investment Company Act. We continue to optimize our capital allocation across our target assets, using leverage to increase potential returns to our stockholders.

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

As of December 31, 2017 our non-GAAP “at-risk” and GAAP debt-to-equity leverage ratios were 4.4 to 1 and 4.2 to 1, respectively. As of December 31, 2016 our non-GAAP “at-risk” and GAAP debt-to-equity leverage ratios were 2.9 to 1 and 2.9 to 1, respectively. To calculate our leverage ratios, we divide our non-GAAP “at-risk” leverage and our GAAP leverage by our GAAP stockholders’ equity. We define non-GAAP “at-risk” leverage as the sum of: (i) our GAAP repurchase agreements, (ii) repurchase agreements held through affiliated entities but exclusive of any financing utilized through AG Arc (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE (refer to Item 7 below for a definition of “Consolidated VIE”), (v) the Participation Interest (refer to Item 7 below for a definition of “Participation Interest”) and (vi) our net TBA position (at cost). Our calculations of each type of leverage exclude repurchase agreements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. For a tabular representation of our leverage, refer to the “Financing activities” section of Item 7.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments. We currently finance the acquisition of certain assets within our portfolio with repurchase agreements. Prior to March 31, 2016, we also financed our Agency RMBS portfolio with advances from the Federal Home Loan Bank of Cincinnati (the “FHLBC”). As of December 31, 2017, we, either directly or through our equity method investments in affiliates, had master repurchase agreements, (“MRAs”) or loan agreements with 39 counterparties, under which we had borrowed an aggregate $3.0 billion, on a non-GAAP basis from 27 counterparties. As of December 31, 2017, the borrowings under our repurchase agreements had maturities between January 2, 2018 and December 9, 2019.

In July 2015, our captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the FHLBC and commenced obtaining advances from the FHLBC. However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excluded captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC and prevented Excluded Captives from taking new advances or renewing existing advances following the effective date of the Final Rule. As of December 31, 2017, we had no outstanding advances with the FHLBC.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize hedging instruments, including interest rate swaps, Eurodollar futures and U.S. Treasury futures (collectively, “Futures”), and other financial instruments such as short positions in U.S. Treasury securities (collectively, our “Hedges”) in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. As of December 31, 2017, we had entered into $2.2 billion notional amount of interest rate swaps that have variable maturities between October 30, 2019 and December 22, 2027, $270.0 million notional amount of swaption agreements that have variable maturities between May 1, 2018 and November 1, 2018, $24.7 million notional amount of short positions in U.S. Treasury securities that have variable maturities between September 30, 2022 and November 15, 2027 and $52.5 million notional amount of short positions in U.S. Treasury Futures that have variable maturities between January 29, 2023, and January 29, 2028.

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

The components of our risk management strategy are:

•	Disciplined adherence to risk-adjusted return. Our Manager deploys capital when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.

•	Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage market. Our management team evaluates investment opportunities in residential mortgage loans and securities and across a wide spectrum of commercial property types. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage market, we believe our investment mortgage portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified investment portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns that are more resistant to changes in the interest rate and consumer credit environment.

•	Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.

•	Active hedging and rebalancing of portfolio. Our Manager periodically evaluates our portfolio against pre-established risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate or credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio, on the other end of the risk spectrum.

•	Opportunistic approach to increased risk. Our Manager’s investment strategy is to preserve our ability to extend our risk-taking capacity during periods of changing market fundamentals.

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

•        Other real estate structured finance products, excess MSRs, other real estate-related loans and securities and other financial assets.

•         Investment grade and non-investment grade debt and equity tranches of securitizations backed by various asset classes including, but not limited to, small balance commercial mortgages, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans.

•         Interests in certain types of real estate.

Our board of directors has adopted a set of investment guidelines that outline our target assets and other criteria which are used by our Manager to evaluate specific investment opportunities as well as our overall portfolio composition. Our Manager makes day-to-day determinations as to the timing and percentage of our assets that will be invested in each of the approved asset classes. These decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any one of our approved asset classes at any given time. We may change our strategy and policies without a vote of our stockholders. We believe that the diversification of our portfolio of assets and the flexibility of our strategy combined with our Manager’s and its affiliates’ experience will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.

Our competitive advantages

We believe that our competitive advantages include the following:

Investment team with extensive RMBS experience

The experience of Angelo, Gordon’s investment professionals provides competitive advantages to us. Angelo, Gordon has over 160 investment professionals across its lines of investment disciplines. Of those, approximately 90 are involved in one of Angelo, Gordon’s real estate investment disciplines—RMBS, CMBS, commercial real estate, private equity real estate, real estate debt and net lease real estate. The insights, experience, and contacts of these professionals are available to us as a resource. Our Manager’s dedicated RMBS investment team is led by Thomas Durkin and has approximately 20 investment professionals that are part of the broader Angelo, Gordon Structured Credit Platform. The senior investment professionals have significant experience in managing residential mortgage-related assets through a variety of market cycles and credit and interest rate environments. The RMBS team has oversight from Michael Gordon, David Roberts, Josh Baumgarten and Thomas Durkin who have an average of over 25 years of investment experience. Angelo, Gordon is an established leader in the alternative investment field and its overall investment philosophy is credit and value-centric in that its investment process is based on a highly analytical framework and, with respect to RMBS, takes into account factors such as loan-level cash flows, historical and current borrower performance and collateral valuation.

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

Angelo, Gordon was founded in 1988 and is an SEC-registered investment adviser with approximately $28 billion under management as of December 31, 2017. The firm manages capital across four investment categories: (i) corporate credit, (ii) direct lending, (iii) securitized products, and (iv) real estate. Angelo, Gordon has over 400 employees, including over 160 investment professionals. The firm is headquartered in New York with associated offices in Chicago, Houston, Los Angeles, San Francisco, London, Amsterdam, Frankfurt, Hong Kong, Tokyo and Seoul.

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

To qualify as a REIT, we generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. For the year ended December 31, 2017, we elected to satisfy the REIT distribution requirements in part with a dividend paid in 2018. In conjunction with this, we accrued an excise tax of $1.5 million in 2017, which is included in the “Taxes payable” line item on the consolidated balance sheets in Item 8.

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

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds, and other entities. In addition, there are numerous REITs and specialty finance companies with similar asset acquisition objectives. These other REITs and specialty finance companies increase competition for the available supply of our target assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

Available information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com. We make available free of charge on, or through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov and can also be found on our website at www.agmit.com. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets. In 2017, the yield curve experienced a significant flattening due to various factors, amongst which include the Federal Reserve’s increase in short term interest rates and a continued strong demand for longer duration, fixed-income assets.

Because our investments will generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net interest margin, net income, book value and the market value of our net assets. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income.

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

Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. We do not service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own, and we rely exclusively on these third-party servicers to provide for the primary and special servicing of these securities and loans. In that capacity, these servicers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan, including, as applicable, the foreclosure and sale of real estate owned (“REO”) properties. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, losses may be higher than originally anticipated. Higher losses may also be caused by less competent dispositions of REO properties. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance.

Servicer quality is of prime importance in the performance of residential mortgage loans and RMBS. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to its servicing activities. The servicer also has a contractual obligation to obey all laws and regulations (including federal, state, and local laws and regulations) and to act in accordance with applicable servicing standards; however, as we do not control these servicers, we cannot be sure that they are acting in accordance with their contractual obligations, which could expose us to regulatory scrutiny if the ownership of the loans is tied to the servicing of those loans. Our risk management operations may not be successful in limiting future delinquencies, defaults or losses. If a third-party servicer fails to perform its duties under the securitization documents or its duties to us, this may result in a material increase in delinquencies or losses on the MBS or mortgage loans we own or in a fine or adverse finding from a regulatory authority. As a result, the value of such MBS or mortgage loans may be impacted, and we may incur losses on our investment. If a third-party servicer fails to perform its contractual duties to us, this may result in fines or adverse action from a regulatory authority if the ownership of loans is tied to the servicing of those loans.

Many servicers have gone out of business over the last several years, requiring a transfer of servicing to another servicer. This transfer takes time, and loans may become delinquent because of confusion or lack of attention, which could cause us to incur losses that may materially and adversely affect us. In addition, when servicing is transferred, servicing fees may increase, which may have an adverse effect on the RMBS held by us.

We are highly dependent on information systems and systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

When we acquire residential mortgage loans, we come into possession of non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including servicers with third parties interested in acquiring such loans from us or with other third parties, as required or permitted by law. We may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems that we or third-party service providers of ours store this information on, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and exposes us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach

Our business is highly dependent on the communications and information systems of our Manager. Any failure, unauthorized access or interruption of these networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

System breaches in particular are evolving. Computer malware, viruses, computer hacking, phishing attacks, ransomware, and other electronic security breaches have become more prevalent in our industry. These breaches could result in disruptions of our communications and information systems, unauthorized release of confidential or proprietary information and damage or corruption of data. These events could lead to regulatory fines, higher operating costs from remedial actions, loss of business and potential liability.

Our Manager and its affiliates are and will continue to be from time to time the target of attempted cyber and other security threats. We rely on our Manager to continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. There is no guarantee that these efforts will be successful. Even with all reasonable security efforts, not every breach can be prevented or even detected.

Cybersecurity risks and cyber incidents may adversely affect the Company's business by causing a disruption to the Company's operations, a compromise or corruption of the Company's confidential information, and/or damage to the Company's business relationships, all of which could negatively impact the Company's financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the Company's information resources. These incidents could involve gaining unauthorized access to the Company's information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to the Company's investor relationships. As the Company's reliance on technology has increased, so have the risks posed to its information systems, including those provided by the Manager and third-party service providers. Angelo, Gordon’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that the Company's financial results, operations or confidential information will not be negatively impacted by such an incident.

Financial institutions, in their capacity as trustee, may withhold funds to cover legal costs that would otherwise be due to owners of certain residential mortgage-backed securities.

In June 2017, Wells Fargo Bank, N.A., in its capacity as trustee in 20 residential mortgage-backed securitizations, withheld more than $90 million that was supposed to be paid to the bondholders of the securities in those securitizations. The funds were withheld to cover potential legal costs related to certain potential claims that could be brought by investors in these securitizations to recover losses suffered during the financial crisis. It is not clear if Wells Fargo Bank, N.A., as the trustee in other securitizations, will withhold funds to cover the potential legal expenses in these other deals or whether other financial institutions, as trustees in these types of securitizations, will withhold funds for similar reasons. We do not hold the bonds in any of the 20 residential mortgage-backed securitizations where Wells Fargo Bank, N.A. withheld funds. However, if we hold securities in securitizations where funds are withheld by the trustees in such securitizations, we could incur losses that may materially and adversely affect our financial condition and results of operations.

Risks related to our investments

The residential mortgage loans that we acquire, the mortgages underlying the RMBS that we acquire, the commercial mortgage loans we originate and acquire, the commercial mortgage loans underlying the CMBS that we acquire and the assets underlying the ABS that we acquire are all subject to defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and premium, any of which could result in losses to us.

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

The value of our assets may be affected by prepayment rates on residential mortgage loans. We acquire RMBS and anticipate that the underlying residential mortgages loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. In the case of Agency RMBS whole pools and certain other investment grade rated securities, we will be required to make a retrospective adjustment to historical amortization. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.

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

Our hedging strategies are generally not designed to mitigate spread risk.

When the market spread widens between the yield on our assets and benchmark interest rates, our net book value could decline if the value of our assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this scenario as an example of “spread risk” or “ basis risk.” The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independently of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps, Eurodollar futures, U.S. Treasury note futures, put options and interest rate swap futures and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.

Because we acquire mainly fixed-rate securities, an increase in interest rates may adversely affect our book value.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of fixed-rate target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause fixed-rate target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our fixed-rate target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected. Additionally, in periods of rising interest rates, our Agency RMBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages more slowly than anticipated. This could cause the prices of our Agency RMBS to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our Agency RMBS which could negatively affect our book value.

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

Our investments include investments in RPLs and NPLs. RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Investments in NPLs and sub-performing loans may involve workout negotiations, restructuring and the possibility of foreclosure, all of which are executed by third-party servicers. These processes may be lengthy and expensive. If loans become REO, servicing companies continue to manage these properties and may not be able to sell them. See the “Our ability to sell REO on terms acceptable to us or at all may be limited” risk factor.

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

Arc Home originates conforming and non-conforming residential mortgage loans and owns mortgage servicing rights (“MSRs”). Each of these lines of business carry considerable risk.

Arc Home’s mortgage business seeks to mitigate the risks inherent in its mortgage lending operations by adhering to specific underwriting practices. These practices will often include, among other things, analysis of a borrower’s prior credit history, credit score, employment, income verification, financial statements, tax returns, cash flow projections, valuation of collateral, and verification of liquid assets. If Arc Home’s underwriting process fails to capture accurate information or proves to be inadequate, Arc Home may incur losses on mortgage loans that meet its underwriting criteria, and those losses may exceed the amounts set aside as reserves, which would adversely impact Arc Home’s income and the value of our investment in Arc Home.

Arc Home generally retains MSRs in connection with its sale of mortgage loans to the Agencies where it assumes the obligation to service such loans on their behalf. Arc Home subservices this obligation to third-party servicers. Arc Home also purchases MSRs from third-party sellers. Risks associated with the acquisition of MSRs include but are not limited to, the use of certain estimates and assumptions in making a determination of the fair value of MSRs, changes in interest rates, changes in prepayment speeds of the mortgage loans underlying the MSRs, and the numerous federal, state and local laws and regulations related to MSR servicing activities.

Additionally, there is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could adversely affect Arc Home’s mortgage origination business and the value of our investment in Arc Home.

Residential mortgage loans that are not guaranteed by a U.S. Government agency or a GSE are subject to risks of delinquency, foreclosure and loss during the period of time that loans are held pending sale, generally 20-30 days. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower as well as a number of other factors. In the event of any default or underwriting flaw under a mortgage loan held directly by Arc Home’s mortgage business, it may bear, or be required to indemnify against, a risk of loss of principal to the extent of any deficiency between the value of the collateral on the one hand and the principal and accrued interest of the mortgage loan on the other, which could have a material adverse effect on its cash flow from operations.

Any of the above factors could have a material impact on Arc Home’s business, financial condition, results of operations, cash flows, or liquidity and thus could impact the value of our investment in Arc Home.

Our acquisition of Excess MSRs exposes us to significant risks.

We purchase Excess MSRs from third-party sellers and Arc Home. The Excess MSRs we acquire are recorded at fair value on our consolidated balance sheets. The determination of the fair value of Excess MSRs requires our Manager to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with Excess MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of Excess MSRs may be materially different than the values of such Excess MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Accordingly, there may be material uncertainty about the fair value of any Excess MSRs we acquire.

Prepayment speeds significantly affect Excess MSRs. We base the price we pay for Excess MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the Excess MSRs could decline, and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receives from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any Excess MSRs. If delinquencies are significantly greater than what we expect, the estimated fair value of the Excess MSRs could be diminished.

Residential whole loans, including RPLs, NPLs and Non-QMs, are subject to increased risks.

We acquire and manage residential whole loans. Residential whole loans, including RPLs, NPLs and Non-QMs, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential whole loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Residential whole loans are also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these liabilities may lead to losses in excess of the purchase price of the related mortgage or property.

We may acquire and sell from time to time Non-QMs, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.

We may from time to time acquire Non-QMs that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of residential mortgage loans to a more restrictive credit standard than just determining a borrower’s ability to repay, as further described below.

The ownership of Non-QMs will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various federal, state and local laws and regulations intended to discourage predatory lending practices by residential mortgage loan originators and servicers. The ATR Rules specify the characteristics of a “qualified mortgage” and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds. Non-QMs, such as residential mortgage loans with a debt-to-income ratio exceeding 43%, are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of Non-QMs. Borrowers under Non-QMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

We may engage in securitization transactions relating to residential mortgage loans which may expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to accumulate loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, and we may have to hold them on our consolidated balance sheets. We make assumptions about the cash flows that will be generated from those loans and the market value of those loans. If these assumptions are wrong, or if market values change or other conditions change, it could result in a transaction that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

Furthermore, if we are unable to complete the securitization of these loans, it could have a negative impact on our business and financial results. Our inability to securitize these loans would require us to secure financing in the form of repurchase agreements. Repurchase agreements may be shorter term in nature as compared to the financing term achieved by way of securitization and will subject us to the risk of margin calls and the risk that we may not be able to refinance these repurchase agreements. These risks may have an adverse impact on our business and our liquidity.

Prior to acquiring loans or other assets for securitizations, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate.

When engaging in securitization transactions, we may prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Additionally, we may retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We may contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

Our ability to sell REO assets on terms acceptable to us or at all may be limited.

REO assets are illiquid relative to other assets we may own. Furthermore, the real estate market is affected by many factors that are beyond our control, such as general economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any REO assets for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an REO asset. In certain circumstances, we may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct defects or make improvements. As a result, our ownership of REO assets could materially and adversely affect our liquidity, earnings and cash available for distribution to our stockholders.

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

We depend, and may in the future depend, on repurchase agreement or warehouse facility financing to acquire target assets, and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

We use repurchase agreement or warehouse facility financing as a strategy to increase the return on our assets. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make financing arrangements available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

Our ability to fund our purchases of target assets may be impacted by our ability to secure financing arrangements on acceptable terms. We can provide no assurance that lenders will be willing or able to provide us with sufficient financing. In addition, because financing arrangements represent commitments of capital, lenders may respond to market conditions by making it more difficult for us to secure continued financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. In addition, while a target asset is financed under a repurchase agreement or warehouse facility, to the extent the market value of the target asset declines (which market value is generally determined by the counterparty under the financing arrangement), we are required to either immediately reacquire the target asset or meet a margin requirement to pledge additional collateral, such as cash or additional assets, in an amount at least equal to the decline in value.

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

We provide no assurance that we will be successful in establishing sufficient sources of warehouse, repurchase facilities or other short-term debt financing when needed. Our inability to access warehouse and repurchase facilities, credit facilities, or other forms of debt financing on acceptable terms may inhibit our ability to acquire residential and commercial loans, which could have a material adverse effect on our financial results, financial condition, and business.

Interest rate fluctuations could increase the cost of our financing, which could significantly impact our results of operations and decrease our cash flows and the market value of our investments.

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

As of December 31, 2017 and December 31, 2016, we, either directly or through our equity method investments in affiliates, have outstanding MRAs or loan agreements with 39 and 37 counterparties, respectively, under which we had borrowed an aggregate $3.0 billion and $1.9 billion, respectively, on a non-GAAP basis and GAAP basis. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase or loan agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.

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

When we engage in financing arrangements, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell or return the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2017, we had greater than 5% stockholders’ equity at risk on a non-GAAP and GAAP basis with each of 2 repurchase agreement counterparties: RBC (Barbados) Trading Bank Corporation and Barclays Capital Inc.

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

We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the particular Agency RMBS to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.”  The Agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.”  The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.”  Consequently, dollar roll transactions and such forward purchases of Agency RMBS represent a form of off-balance sheet financing and increase our “at-risk” leverage.

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

In accordance with our management agreement, we are externally managed and advised by our Manager, and all of our officers are employees of Angelo, Gordon or its affiliates. We have no separate facilities, and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager and its affiliates, now or in the future, including other Angelo, Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies. Furthermore, our Manager has the sole discretion to hire and fire employees, and our board of directors and stockholders have no authority over the individual employees of our Manager or Angelo, Gordon, although our board of directors does have authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. In addition, the management agreement does not require our Manager to dedicate specific personnel to us or to require personnel servicing our business to allocate a specific amount of time to us. The failure of any of our Manager’s key personnel to service our business with the requisite time and dedication, or the departure of such personnel from our Manager, or the failure of our Manager to attract and retain key personnel, would materially and adversely affect our ability to execute our business plan. Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of Angelo, Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager and its affiliates did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

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

We expect that our Manager will source all of our investments, and existing or future entities or accounts managed by our Manager and its affiliates may compete with us for, or may participate in, some of those investments, which could result in conflicts of interest.

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

We may enter into transactions to purchase or sell investments with entities or accounts managed by our Manager or its affiliates.

Our Manager may make, or may be required to make, investment decisions on our behalf where our trading counterparty is an entity affiliated with or an account managed by our Manager or its affiliates. Although we have adopted an Affiliated Transactions Policy, which specifically addresses the requirements of these types of trades, there is no assurance that this policy will ensure the most favorable outcome for us or will ensure that this policy will be adequate to address all of the conflicts that may arise. There is no assurance that the terms of such transactions would be as favorable to us as transacting in the open market with unaffiliated third parties. As the investment programs of the various entities and accounts managed by our Manager and its affiliates change over time, additional issues and considerations may affect our Affiliated Transactions Policy and our Manager’s expectations with respect to such transactions.

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

Our Manager is entitled to receive a management fee at the end of each quarter that is based on our Stockholders’ Equity as further discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, the possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager’s entitlement to such significant non-performance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to make distributions to our stockholders and the market price of our common stock. The compensation payable to our Manager will increase as a result of any future issuances of our equity securities, even if the issuances are dilutive to existing stockholders.

There may be conflicts of interest between us and our executive officers.

Certain members of our management team may have a stake in our Manager or its affiliates.  The owners of the Manager or its affiliates may be entitled to receive profit from the management fee we pay to our Manager either in the form of distributions by our Manager or increased value of their ownership interests (whether direct or indirect) in the Manager.  This may cause our management to have interests that conflict with our interests and those of our stockholders.

Conflicts of interest could arise in connection with our executive officers’ discharge of fiduciary duties to our stockholders.

Our current executive officers are members or employees of the Manager or its affiliates while continuing to be executive officers of MITT. Our executive officers, by virtue of their positions, have fiduciary duties to us and our stockholders.  The duties of our executive officers to us and our stockholders may come into conflict with the interests of such officers in their capacities as members or employees of the Manager and/or its affiliates. As the Manager and its affiliates manage additional entities, our executive officers could face conflicts of interest in allocating their time among us and such additional entities.

The ownership by our executive officers and directors of equity interests or limited partnership interests managed by affiliates of our Manager may create, or may create the appearance of, conflicts of interest.

Some of our officers may hold positions with other entities managed by affiliates of our Manager and some of our officers and directors may own equity interests or limited partnership interests in such entities. Such ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for such entities than they do for us.

Our governance and operational structure could result in conflicts of interest.

Our Manager is managed by Angelo, Gordon, whose interests may not always be aligned with ours or our Manager’s. The employees of Angelo, Gordon that devote time to managing our business may have conflicting interests between us and Angelo, Gordon when managing our business. Angelo, Gordon may decide to sell or transfer an equity interest in the Manager, which could increase the potential conflicts.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates invest in real estate and other securities and loans, consumer loans and interests in Excess MSRs and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain employees of our Manager and its affiliates who are our officers also may serve as officers and/or directors of these other entities. We may compete with entities affiliated with our Manager for certain target assets. From time to time, affiliates of our Manager focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity. To the extent such other investment vehicles acquire or divest of the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.

We have broad investment guidelines, and we have co-invested and may co-invest with Angelo, Gordon funds in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager or its affiliates. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our investments.

Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.

Termination of our management agreement would be costly and, in certain cases, not permitted.

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2017, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

Our Manager may terminate our management agreement, which could materially adversely affect our business.

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

In connection with our investments in residential loans and Securitized Whole Loans, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. We pay separate arm’s-length asset management fees as assessed and confirmed by a third-party valuation firm for (i) non-performing loans and (ii) re-performing loans, in each case, to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations as we normally would with unaffiliated third parties. As such, the terms may not be as favorable to us as they otherwise might have been.

Risks related to U.S. government programs

The Federal Reserve’s recent increases of the federal funds rate could impact the market for and the value of the Agency RMBS in which we invest as well as our net asset value, net interest margin, net income and book value.

In 2017, the Federal Reserve raised the target range of the federal funds rate three times; on March 15, 2017, by 25 basis points, to a range of 0.75% - 1.00%, on June 14, 2017, by 25 basis points, to a range of 1.00% - 1.25% and on December 13, 2017, by 25 basis points, to a range of 1.25% - 1.50%. A large portion of our portfolio is comprised of Agency RMBS, whose value decreases when interest rates rise, and as a result, our net asset value, net interest margin, net income and book value could be negatively affected by additional increases in the federal funds rate.

Adoption of the Basel III standards could negatively affect our access to future financings.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, (the “Basel Committee”) an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. U.S. regulators have elected to implement substantially all of the Basel III standards, which plan to be fully phased in by January 1, 2019. One of these standards involves implementing a supplemental leverage ratio (“SLR”) and a liquidity coverage ratio (“LCR”).

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

Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The recently enacted Tax Cuts and Jobs Act (the “TCJA”) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The TCJA also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA next year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

Item 3. Legal Proceedings

We are at times subject to various legal proceedings arising in the ordinary course of business. In addition, in the ordinary course of business, we can be and are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings. As of the date of this report, we are not party to any litigation or legal proceedings, or to our knowledge, any threatened litigation or legal proceedings, which we believe, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine safety disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol “MITT.” As of February 16, 2018, there were 28,195,673 shares of common stock outstanding and approximately 35 registered holders of our common stock. The 35 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2017	High	Low
First Quarter	$18.14	$17.18
Second Quarter	19.30	17.97
Third Quarter	19.61	18.22
Fourth Quarter	19.66	18.58

2016	High	Low
First Quarter	$13.40	$10.78
Second Quarter	14.65	12.78
Third Quarter	16.39	14.18
Fourth Quarter	18.85	14.72

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575	*
12/15/2017	12/29/2017	1/31/2018	0.475
*The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to maintain our qualification as a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors,” among others. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, Maryland law and such other factors as our board of directors may deem relevant from time to time.

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

The following table presents certain information about our equity incentive plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	-	$-	62,138
Equity compensation plans not approved by stockholders	-	-	-
Total	-	$-	62,138

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2012 to the NYSE closing price per share on December 31, 2017 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends. Historical prices are not necessarily indicative of future price performance.

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

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$2,247,161,035	$1,057,663,726	$1,201,441,652	$1,808,314,746	$2,423,002,768
Non-Agency	1,004,255,658	1,043,017,308	1,229,811,018	1,140,077,928	844,217,568
ABS	40,957,553	21,231,956	54,761,837	66,693,243	71,344,784
CMBS	220,168,505	211,652,660	148,948,690	100,520,652	93,251,470
Residential mortgage loans, at fair value	18,889,693	38,195,576	57,080,227	85,089,859	-
Commercial loans, at fair value	57,520,646	60,068,800	72,800,000	72,800,000	-
U.S. Treasury securities, at fair value	-	-	223,434,922	-	-
Investments in debt and equity of affiliates	99,696,347	72,215,919	43,040,191	20,345,131	16,411,314
Excess mortgage servicing rights, at fair value	5,083,514	412,648	425,311	628,367	-
Cash and cash equivalents	15,199,655	52,469,891	46,253,291	64,363,514	86,190,011
Total assets	3,789,295,378	2,628,644,566	3,164,076,232	3,458,405,131	3,684,706,374
Repurchase agreements	3,004,407,018	1,900,509,806	2,034,963,460	2,644,955,948	2,891,634,416
FHLBC Advances	-	-	396,894,000	-	-
Securitized debt	16,477,801	21,491,710	30,046,861	39,777,914	-
Dividend payable	13,391,457	13,157,573	13,496,139	17,031,609	17,020,893
Stockholders' equity	714,259,207	655,876,390	666,944,713	732,675,143	704,430,734

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Statement of Operations Data:

Net Interest Income
Interest income	$128,844,959	$123,006,112	$141,273,414	$141,573,188	$151,000,673
Interest expense	43,722,014	33,785,031	31,230,369	26,497,398	25,553,273
	85,122,945	89,221,081	110,043,045	115,075,790	125,447,400

Other Income
Net realized gain/(loss)	(13,986,292)	(10,391,118)	(17,148,069)	3,637,954	(115,594,848)
Realized loss on periodic interest settlements of derivative instruments, net	(7,762,952)	(6,009,638)	(13,204,884)	(22,261,187)	(27,912,227)
Unrealized gain/(loss) on real estate securities and loans, net	45,528,834	2,672,426	(32,491,857)	72,480,056	(84,195,306)
Unrealized gain/(loss) on derivative and other instruments, net	19,813,356	8,613,084	(12,180,501)	(51,255,430)	89,112,320

Expenses
Management fee to affiliate	9,835,093	9,809,427	9,971,287	10,089,239	10,688,725
Other operating expenses	10,965,144	10,290,513	12,356,644	11,903,554	10,844,988
Excise tax	1,500,000	1,513,167	1,500,000	1,783,539	1,483,630

Equity in earnings/(loss) from affiliates	12,621,461	1,518,862	3,398,217	3,684,810	2,263,822

Dividends on preferred stock	13,469,416	13,469,416	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$105,088,194	$50,213,355	$349,121	$83,422,636	$(50,658,661)

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$3.77	$1.80	$0.01	$3.38	$(1.61)
Diluted	$3.77	$1.80	$0.01	$3.37	$(1.61)

Dividends Declared Per Share of Common Stock	$2.00	$1.90	$2.275	$2.40	$2.80

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

Market overview

During the fourth quarter, spreads for most mortgage-backed credit sectors were flat to modestly tighter with continued support from strong demand and stable fundamentals, which primarily drove a 1.4% increase to MITT’s book value. Credit-risk transfer (CRT) securities outperformed in the fourth quarter as concerns surrounding the 2017 hurricanes in Florida and Texas began to diminish early in the quarter.  In late November, the first early-delinquency readings confirmed that delinquencies were within expectations, albeit towards the high end.  The reduced concerns surrounding expected losses related to hurricanes and strong demand for newly issued securities drove spreads tighter for the sector, and nearly all CRT securities finished the fourth quarter at or near all-time tights. During the fourth quarter, asset-backed investors continued to reach for yield, driving spreads tighter across sectors, particularly in government-guaranteed student loan ABS and esoteric ABS sectors. Additionally, robust new-issue activity of RMBS and ABS propelled both sectors to their highest new-issue volumes since 2007.

During the quarter, the Federal Reserve (the “Fed”) began to shrink its holdings of Agency RMBS by curtailing its monthly reinvestment of paydowns. Despite this, Agency RMBS once again outperformed benchmark swap and Treasury rates during the quarter.  The combination of rangebound long-term interest rates, modest supply and subdued volatility continued to support valuations for the sector, while defensive positioning among market participants mitigated the risk of a sudden and sharp widening of spreads.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 7.0% on a year-over-year basis in November 2017 as compared with November 2016, according to data released by CoreLogic. This marks the 70th consecutive monthly increase year-over-year in national home prices. We expect home price appreciation to persist around current levels due to tight supply conditions across most of the nation, improvement in consumer balance sheets and steady employment gains. Further, the U.S. government agencies and the Fed’s policy sponsorship of housing via still low mortgage rates coupled with a stable broader domestic economy have provided support for the housing market recovery. For these reasons, we continue to be optimistic about the prospect of further housing recovery and longer-term home price appreciation.

According to CoreLogic, the aggregate negative equity value (homes where the homeowner owes more on the home than the home is worth) decreased $9.5 billion to $275.7 billion in the third quarter of 2017, from $285.2 billion in the third quarter of 2016, a decrease of 3.3%. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession has lifted due to the rise in home prices over the past several years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2017 and is anticipated to remain stable in the near future.

At its December meeting, the Fed raised the federal funds interest rate by 0.25%. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains below 5%, and recent transitory factors depressing inflation seem to be fading.  In the December update of the Fed’s Summary of Economic Projections, the median forecast for real GDP growth increased in 2018, 2019 and 2020 while the median forecast for the unemployment rate decreased in each of those years.  The projection of the median Fed Funds rates, based on the individual assessments of the FOMC numbers, was 2.1% in 2018 and 2.7% in 2019.

The market overview and trends outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profile of our business changes.

Recent government activity

On December 22, 2017, tax legislation was enacted, informally known as the Tax Cuts and Jobs Act (the “TCJA”), that significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We continue to analyze the overall effects of the TCJA to our operations, our industry and the economy in general. While we do not expect to see a material impact on our operations, we anticipate certain of our individual taxable shareholders may benefit by receiving a 20% deduction on the portion of our dividends characterized as ordinary income. We advise our shareholders to contact their individual tax advisor to determine how their individual tax profile is affected. In connection with the TCJA, our discussion of material federal income tax considerations with respect to ownership of our capital stock, is supplemented by, and should be read together with the information set forth in “Additional Material U.S. Federal Income Tax Considerations,” attached hereto as Exhibit 99.1, which is incorporated herein by reference.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act or changes to Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. There is a lack of clarity around both the timing and the exact details of any such regulatory reform and the impact of such potential reform on our operations.

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Our net interest income varies primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate (“CPR”) on the Agency RMBS in our investment portfolio, and our funding and hedging costs.

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Statement of Operations Data:
Net Interest Income
Interest income	$128,844,959	$123,006,112	$141,273,414
Interest expense	43,722,014	33,785,031	31,230,369
	85,122,945	89,221,081	110,043,045

Other Income
Net realized gain/(loss)	(13,986,292)	(10,391,118)	(17,148,069)
Realized loss on periodic interest settlements of derivative instruments, net	(7,762,952)	(6,009,638)	(13,204,884)
Unrealized gain/(loss) on real estate securities and loans, net	45,528,834	2,672,426	(32,491,857)
Unrealized gain/(loss) on derivative and other instruments, net	19,813,356	8,613,084	(12,180,501)
Other income	55,447	373,902	66,250
	43,648,393	(4,741,344)	(74,959,061)

Expenses
Management fee to affiliate	9,835,093	9,809,427	9,971,287
Other operating expenses	10,965,144	10,290,513	12,356,644
Servicing fees	234,264	404,129	671,246
Equity based compensation to affiliate	300,688	298,592	164,487
Excise tax	1,500,000	1,513,167	1,500,000
	22,835,189	22,315,828	24,663,664

Income/(loss) before equity in earnings/(loss) from affiliates	105,936,149	62,163,909	10,420,320

Equity in earnings/(loss) from affiliates	12,621,461	1,518,862	3,398,217
Net Income/(Loss)	118,557,610	63,682,771	13,818,537

Dividends on preferred stock	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$105,088,194	$50,213,355	$349,121

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$3.77	$1.80	$0.01
Diluted	$3.77	$1.80	$0.01

Net Income/(Loss) Available to Common Stockholders

Net income/(loss) available to common stockholders increased $54.9 million from $50.2 million for the year ended December 31, 2016 to $105.1 million for the year ended December 31, 2017 primarily due to higher prices on our securities, which increased our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivative and other instruments, net.” Net income/(loss) available to common stockholders increased $49.9 million from $0.3 million for the year ended December 31, 2015 to $50.2 million for the year ended December 31, 2016 primarily due to higher prices on our securities, which increased our “Unrealized gain/(loss) on real estate securities and loans, net,” coupled with higher derivative prices, which increased our “Unrealized gain/(loss) on derivative and other instruments, net.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Interest income increased by $5.8 million from $123.0 million at December 31, 2016 to $128.8 million at December 31, 2017 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.1 billion from $2.8 billion at December 31, 2016 to $2.9 billion at December 31, 2017. This was coupled with an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities during the period of 0.08% from 4.37% at December 31, 2016 to 4.45% at December 31, 2017.

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

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Interest expense increased by $9.9 million from $33.8 million at December 31, 2016 to $43.7 million at December 31, 2017 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.39% from 1.47% at December 31, 2016 to 1.86% at December 31, 2017. The weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities for the year ended December 31, 2017 approximated the balance for the year ended December 31, 2016. Refer to the “Financing activities” section below for a discussion of material changes in our cost of funds.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Interest expense increased by $2.6 million from $31.2 million at December 31, 2015 to $33.8 million at December 31, 2016 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities during the period, by 0.28% from 1.19% at December 31, 2015 to 1.47% at December 31, 2016. This was offset by a decrease in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the year of $0.3 billion from $2.6 billion at December 31, 2015 to $2.3 billion at December 31, 2016.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of Residential mortgage loans out of our GAAP investment portfolio, transfers of Residential mortgage loans to Other assets, and sales of Other assets, (iii) sales of derivatives and other instruments, and (iv) other-than-temporary-impairment (“OTTI”) charges recorded during the period. See Note 2, Note 3 and Note 4 of the Notes to Consolidated Financial Statements for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Sale of real estate securities	$195,347	$6,895,045	$7,815,932
Sale of loans and loans transferred to or sold from Other assets	2,972,170	4,110,992	1,919,627
Settlement of derivatives and other instruments	(9,227,746)	(2,028,780)	(18,117,235)
OTTI	(7,926,063)	(19,368,375)	(8,766,393)
Total Net realized gain/(loss)	$(13,986,292)	$(10,391,118)	$(17,148,069)

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Realized loss on periodic interest settlement of derivative instruments, net increased by $1.8 million from $6.0 million at December 31, 2016 to $7.8 million at December 31, 2017 due to an increase in swap notional amount for the period, coupled with an increase in three-month LIBOR. The weighted average swap notional increased from $599.8 million for the year ended December 31, 2016 to $1.4 billion for the year ended December 31, 2017. In addition, three-month LIBOR increased from 0.998% at December 31, 2016 to 1.694% at December 31, 2017.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Realized loss on periodic interest settlement of derivative instruments, net decreased by $7.2 million from $13.2 million at December 31, 2015 to $6.0 million at December 31, 2016 due to a decrease in swap notional amount for the period, coupled with an increase in three-month LIBOR. The weighted average swap notional decreased from $1.1 billion at December 31, 2015 to $599.8 million at December 31, 2016. In addition, three-month LIBOR increased from 0.613% at December 31, 2015 to 0.998% at December 31, 2016.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the “Market overview” section of this Item 7 for a discussion of the changes in market pricing which contributed to our “Unrealized gain/(loss) on real estate securities and loans, net.” Realized gains and losses on sale also may impact our unrealized gains and losses.

Year Ended December 31, 2017

For the year ended December 31, 2017, Unrealized gain/(loss) on real estate securities and loans, net was $45.5 million. The $45.5 million was comprised of unrealized gains on securities of $45.3 million, coupled with unrealized gains on loans of $0.2 million during the year.

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

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the “Market overview” section of this Item 7 for a discussion of the changes in market pricing which contributed to our “Unrealized gain/(loss) on derivative and other instruments, net” line items. Realized gains and losses on sale may also impact our unrealized gains and losses.

Year Ended December 31, 2017

For the year ended December 31, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $19.8 million. The $19.8 million was comprised of unrealized gains on certain derivatives of $19.2 million, coupled with unrealized gains on TBAs of $0.6 million during the year.

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

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, Other income was $55,447 and $373,902 respectively. The decrease in Other income pertains to decreased fees we received on one of our residential mortgage loan pools.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015, Other income was $373,902 and $66,250, respectively. The increase in Other income pertains to increased fees we received on one of our residential mortgage loan pools.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the “Contractual obligations” section of this Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, our management fees were $9.8 million and $9.8 million, respectively. Management fees increased slightly primarily due to the increase in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 our management fees were $9.8 million and $10.0 million, respectively. Management fees decreased slightly primarily due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of certain expenses within Other operating expenses for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, exclusive of certain expenses reimbursable to the Manager:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Professional fees	$1,617,453	$1,396,770	$2,017,782
Residential mortgage loan related expenses	780,689	901,650	999,343
D&O insurance	721,931	770,261	904,320
Directors' fees and stock compensation	549,453	428,993	427,953
Total	$3,669,526	$3,497,674	$4,349,398

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. As of December 31, 2017, December 31, 2016, and December 31, 2015, we owned residential mortgage loans with fair market value of $18.9 million, $38.2 million, and $57.1 million, respectively.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016 our servicing fees were $234,264 and $404,129, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 our servicing fees were $404,129 and $671,246, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of the restricted stock units granted to our Manager remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, our equity based compensation to affiliate was $300,688 and $298,592, respectively. The increase is a result of an increased stock price for the year.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015, our equity based compensation to affiliate was $298,592 and $164,487, respectively. The increase is a result of an increased stock price for the year.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016 our excise tax remained relatively unchanged.

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

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016 we recorded Equity in earnings/(loss) from affiliates of $12.6 million and $1.5 million, respectively. The increase primarily pertains to an increased allocation of our capital to investments held within affiliated entities, increased security prices, and realized gains recognized on certain investments held by our affiliates.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and December 31, 2015 we recorded Equity in earnings/(loss) from affiliates of $1.5 million and $3.4 million, respectively. The decrease primarily pertains to unrealized losses on investments held by our affiliates.

Book value per share

As of December 31, 2017, December 31, 2016 and December 31, 2015, our book value per common share was $19.62, $17.86, and $17.88, respectively.

Presentation of investment, financing and hedging activities

In the “Investment activities,” “Financing activities,” “Hedging activities” and “Liquidity and capital resources” sections of this Item 7, where we disclose our investment portfolio and the related repurchase agreements and FHLBC Advances, if applicable, that finance it, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related repurchase agreements and FHLBC Advances, if applicable, that finance it are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments in debt and equity of affiliates and TBAs.

Net interest margin and leverage ratio

Net interest margin is calculated by subtracting the weighted average cost of funds from the weighted average yield for our investment portfolio, which excludes cash held by us and any net TBA position. The weighted average yield on our investment portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of year-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing outstanding at year-end and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding repurchase agreements on our investment portfolio, securitized debt, and loan participation payable at year-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Our GAAP net interest margin is calculated by subtracting the weighted average cost of funds on our GAAP investment portfolio from the weighted average yield for our GAAP investment portfolio, which excludes cash held by us and any net TBA position. Both elements of cost of funds on our GAAP investment portfolio are weighted by the outstanding repurchase agreements on our GAAP investment portfolio, securitized debt, and loan participation payable at year-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Management believes that net interest margin and leverage ratio should be considered together when evaluating the performance of its investment portfolio as it provides a more meaningful analysis. See the “Financing activities” section below for more detail on leverage ratio.

See below for a chart setting forth the net interest margin and leverage ratio from our investment portfolio as of December 31, 2017, December 31, 2016 and December 31, 2015, and for a reconciliation to the net interest margin and leverage ratio from our GAAP investment portfolio:

December 31, 2017
Weighted Average	GAAP Investment Portfolio		Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.45%		10.03%	12.32%	4.64%
Cost of Funds	2.26%		-	3.80%	2.26%
Net Interest Margin	2.19%		10.03%	8.52%	2.38%
Leverage Ratio	4.2	x	N/A	**	4.4	x

December 31, 2016
Weighted Average	GAAP Investment Portfolio		Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.94%		14.54%	5.18%
Cost of Funds	2.01%		3.51%	2.02%
Net Interest Margin	2.93%		11.03%	3.16%
Leverage Ratio	2.9	x	**	2.9	x

December 31, 2015
Weighted Average	GAAP Investment Portfolio		Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.73%		11.32%	4.86%
Cost of Funds	1.79%		3.00%	1.81%
Net Interest Margin	2.94%		8.32%	3.05%
Leverage Ratio	3.4	x	**	3.5	x

*Excludes any net TBA position.

**Refer to the "Financing activities" section below for an aggregate breakout of leverage.

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

A reconciliation of Net Income/(loss) available to common stockholders to Core Earnings for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 is set forth below:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net Income/(loss) available to common stockholders	$105,088,194	$50,213,355	$349,121
Add (Deduct):
Net realized (gain)/loss	13,986,292	10,391,118	17,148,069
Drop income	3,099,492	269,661	2,211,417
Equity in (earnings)/loss from affiliates	(12,621,461)	(1,518,862)	(3,398,217)
Net interest income and expenses from equity method investments*	8,694,784	4,957,071	4,290,149
Unrealized (gain)/loss on real estate securities and loans, net	(45,528,834)	(2,672,426)	32,491,857
Unrealized (gain)/loss on derivative and other instruments, net	(19,813,356)	(8,613,084)	12,180,501
Core Earnings	$52,905,111	$53,026,833	$65,272,897

Core Earnings, per Diluted Share	$1.90	$1.90	$2.30

*For the year ended December 31, 2017, we recognized $0.6 million or $0.02 per share of net income/(loss) attributed to our investment in AG Arc. For the year ended December 31, 2016, we recognized $(0.4) million or $(0.01) per share of net income/(loss) attributed to our investment in AG Arc. We did not recognize any net income/(loss) on our investment in AG Arc for the year ended December 31, 2015.

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

The risk-reward profile of our investment opportunities changes continuously with the market, including with labor, housing and economic fundamentals and U.S. monetary policy. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time. Our portfolio management and investment decisions have led to an increase in the size of our portfolio from December 31, 2016 to December 31, 2017.

As of December 31, 2017, we had a $3.6 billion GAAP investment portfolio, which consisted of $2.3 billion, or 62.7%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 37.3%, of assets in our GAAP credit portfolio. As of December 31, 2017, our investment portfolio totaled $3.8 billion, which consisted of $2.4 billion, or 62.3%, of assets in our Agency RMBS portfolio and $1.4 billion, or 37.7%, of assets in our credit portfolio. This compares with a $2.4 billion GAAP investment portfolio as of December 31, 2016, which consisted of $1.1 billion, or 43.5%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 56.5%, of assets in our GAAP credit portfolio. As of December 31, 2016, our investment portfolio was $2.5 billion, which consisted of $1.1 billion, or 43.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 56.5%, of assets in our credit portfolio.

The following table presents a break-down of our investment portfolio as of December 31, 2017 and December 31, 2016:

	Amortized Cost		Fair Value		Weighted Average Yield		Weighted Average Funding Cost (a)		Net Interest Margin (a)		Leverage Ratio (b)

	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017		December 31, 2016
Agency RMBS	$2,354,789,006	$1,104,119,758	$2,354,915,020	$1,108,913,726	3.27%	3.17%	1.56%	0.97%	1.71%	2.20%	7.5	x	5.1	x
Residential Investments	969,743,254	1,071,183,137	1,034,816,055	1,091,168,253	6.24%	6.31%	2.77%	2.37%	3.47%	3.94%	3.3	x	2.7	x
Commercial Investments	345,213,992	327,333,471	351,593,659	325,740,321	8.26%	7.91%	2.90%	2.50%	5.36%	5.41%	1.1	x	1.2	x
ABS	40,216,509	21,667,978	40,957,553	21,231,956	8.27%	6.32%	2.93%	2.33%	5.34%	3.99%	1.3	x	2.4	x
Total: Investment Portfolio	$3,709,962,761	$2,524,304,344	$3,782,282,287	$2,547,054,256	4.64%	5.18%	2.26%	2.02%	2.38%	3.16%	4.4	x	2.9	x

Investments in Debt and Equity of Affiliates	$83,434,417	$65,120,616	$85,292,407	$63,561,582	12.32%	14.54%	3.80%	3.51%	8.52%	11.03%	(c)		(c)

Other Assets	$238,133	$-	$242,336	$-	10.03%	-	N/A	N/A	10.03%	-	N/A		N/A

TBAs	$102,484,375	$51,427,734	$102,710,940	$51,250,000	N/A	N/A	N/A	N/A	N/A	N/A	(c)		(c)

Total: GAAP Investment Portfolio	$3,523,805,836	$2,407,755,994	$3,594,036,604	$2,432,242,674	4.45%	4.94%	2.26%	2.01%	2.19%	2.93%	4.2	x	2.9	x

(a)	Total weighted average funding cost and total net interest margin includes cost of hedging.
(b)	Leverage ratio is calculated off of allocated equity. Total leverage ratio includes any net receivables on TBAs.
(c)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Our investment portfolio increased by $1.3 billion from $2.5 billion at December 31, 2016 to $3.8 billion at December 31, 2017, primarily due to an increase in our Agency RMBS portfolio. Relatively rangebound interest rates, subdued implied volatility and modest supply continued to serve as a favorable backdrop for Agency RMBS, which supported our tactical rotation of capital to the sector. As a result of our increased allocation to Agency RMBS, our leverage ratio increased, from 2.9 to 1 at December 31, 2016 to 4.4 to 1 at December 31, 2017. We also experienced an increase in financing costs, as the federal-funds rate was increased three different times in 2017. Our weighted average funding cost increased by 24 bps from 2.02% at December 31, 2016 to 2.26% at December 31, 2017.

The following table presents a summary of the allocated equity of our investment portfolio as of December 31, 2017 and December 31, 2016:

	Allocated Equity		Percent of Equity
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Agency RMBS	280,335,793	189,280,511	39.2%	28.9%
Residential Investments	245,934,076	306,911,537	34.5%	46.8%
Commercial Investments	169,953,231	153,225,309	23.8%	23.4%
ABS	18,036,107	6,459,033	2.5%	0.9%
Total	714,259,207	655,876,390	100.0%	100.0%

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

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2017:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield (3)	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,848,172,215	$1,929,305,571	$(272,575)	$1,929,032,996	3.79%	3.13%	8.64
Fixed Rate CMO	52,263,914	52,670,416	280,340	52,950,756	3.00%	2.79%	4.13
ARM	176,560,807	175,726,062	661,334	176,387,396	2.35%	2.83%	4.79
Inverse Interest Only	256,982,587	44,704,018	(775,533)	43,928,485	4.20%	7.37%	5.86
Interest Only and Excess MSR (4)	1,209,856,236	49,898,564	5,883	49,904,447	2.66%	6.91%	5.67
Fixed Rate 30 Year TBA (5)	100,000,000	102,484,375	226,565	102,710,940	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	550,558,745	437,068,256	35,802,265	472,870,521	4.43%	6.34%	9.72
Alt-A (6)	254,513,753	163,359,961	13,460,646	176,820,607	4.02%	6.15%	7.05
Subprime (6)	56,639,697	53,061,757	2,735,243	55,797,000	4.37%	5.18%	3.84
Credit Risk Transfer	149,710,279	149,785,740	10,712,460	160,498,200	5.11%	5.28%	5.87
RPL/NPL	67,998,537	67,968,193	(91,996)	67,876,197	3.50%	3.57%	1.40
RMBS Interest Only and Excess MSR (7)	421,605,000	3,578,800	(634,428)	2,944,372	0.30%	11.58%	3.13
Residential Whole Loans	126,300,516	94,920,547	3,088,611	98,009,158	5.17%	9.81%	6.46
Commercial Investments
CMBS	214,051,549	162,225,908	(270,676)	161,955,232	5.48%	6.16%	3.58
Freddie Mac K-Series CMBS	210,838,445	68,969,822	2,109,711	71,079,533	5.84%	13.54%	9.68
CMBS Interest Only (9)	3,493,578,686	57,383,812	3,654,436	61,038,248	0.27%	6.64%	3.70
Commercial Whole Loans	57,738,472	56,634,450	886,196	57,520,646	8.20%	9.41%	1.76
ABS	40,655,000	40,216,509	741,044	40,957,553	7.61%	8.27%	5.43
Total: Investment Portfolio	$9,288,024,438	$3,709,962,761	$72,319,526	$3,782,282,287	2.20%	4.64%	5.65

Investments in Debt and Equity of Affiliates	$1,690,415,462	$83,434,417	$1,857,990	$85,292,407	0.19%	12.32%	5.77

Other Assets	$54,214,609	$238,133	$4,203	$242,336	N/A	10.03%	5.89

TBAs	$100,000,000	$102,484,375	$226,565	$102,710,940	3.50%	N/A	N/A

Total: GAAP Investment Portfolio	$7,443,394,367	$3,523,805,836	$70,230,768	$3,594,036,604	2.65%	4.45%	5.62

(1) Included in Residential Investments and Commercial Investments are $11.4 million fair market value and $73.9 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

(2) Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3) Fixed Rate 30 Year TBA are excluded from this calculation.

(4) Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(5) Represents long positions in Fixed Rate 30 Year TBA.

(6) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, Alt-A and Subprime Non-Agency RMBS were 726, 667 and 604, respectively.

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

(2) Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

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

(6) Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(7) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(8) Includes Freddie Mac K-Series CMBS interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2017. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$32,797,908	$31,529,534	$847,061	$32,376,595	4.34%	7.16%	3.95
2005	165,631,051	130,170,185	15,491,076	145,661,261	4.48%	7.00%	9.46
2006	201,096,851	122,980,229	9,863,102	132,843,331	4.58%	6.08%	8.46
2007	163,434,910	124,440,692	11,980,302	136,420,994	4.76%	6.40%	12.54
2008	7,166,000	6,030,872	37,403	6,068,275	6.83%	6.27%	10.85
2010	1,855,207	1,647,798	(761)	1,647,037	1.69%	5.70%	3.35
2011	6,952,515	6,059,141	(111,818)	5,947,323	3.50%	4.48%	5.72
2012	72,880,868	10,354,811	768,174	11,122,985	1.97%	6.31%	2.45
2013	109,465,144	41,716,085	1,873,154	43,589,239	2.48%	5.56%	3.80
2014	1,065,778,577	61,072,987	6,949,247	68,022,234	0.34%	11.08%	1.55
2015	1,341,476,635	234,962,994	8,265,440	243,228,434	1.01%	6.57%	3.85
2016	1,359,008,863	160,539,309	8,006,065	168,545,374	0.81%	6.95%	5.33
2017	970,500,182	339,344,935	6,283,874	345,628,809	1.84%	5.84%	5.92
Total: Non-GAAP Basis	$5,498,044,711	$1,270,849,572	$70,252,319	$1,341,101,891	1.38%	6.61%	4.72

Less: Investments in Debt and Equity of Affiliates	$1,677,993,432	$73,886,654	$1,833,521	$75,720,175	0.13%	13.05%	5.77

Total: GAAP Basis	$3,820,051,279	$1,196,962,918	$68,418,798	$1,265,381,716	1.89%	6.22%	4.26

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

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2017 and December 31, 2016:

Credit Rating - Credit Securities (1)	December 31, 2017	December 31, 2016
AAA	$69,582,019	$88,002,613
A	49,000,012	101,877,530
BBB	10,762,666	21,304,102
BB	65,783,281	33,965,384
B	183,943,696	71,712,259
Below B	370,698,941	503,636,658
Not Rated	591,331,276	517,043,834
Total: Non-GAAP Basis	$1,341,101,891	$1,337,542,380

Less: Investments in Debt and Equity of Affiliates	$75,720,175	$61,640,456

Total: GAAP Basis	$1,265,381,716	$1,275,901,924

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio on an annualized basis, for the quarterly periods presented in 2017.

	Three Months Ended (1) (2)
Agency RMBS	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
30 Year Fixed Rate	7.5%	6.4%	7.5%	8.9%
Fixed Rate CMO	6.3%	11.6%	9.8%	5.1%
ARM	10.8%	13.0%	14.1%	10.8%
Interest Only and Inverse Interest Only	9.8%	14.3%	13.4%	14.9%
Weighted Average	7.8%	7.4%	8.7%	9.3%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented in 2016.

	Three Months Ended (1) (2)
Agency RMBS	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
30 Year Fixed Rate	12.7%	9.6%	9.3%	7.8%
Fixed Rate CMO	16.1%	9.6%	7.2%	6.5%
ARM	11.3%	19.1%	11.8%	9.0%
Interest Only and Inverse Interest Only	18.1%	17.1%	14.5%	11.5%
Weighted Average	12.9%	11.7%	9.9%	8.1%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

As noted in the charts above, quarterly CPR decreased from 2016 to 2017. This was due to an increase in interest rates for 2017 as the average 10 year U.S. treasury rate was 1.836% for 2016 and 2.327% for 2017. This increase in rates resulted in slower prepayments of mortgages, a decreased CPR and higher yields on our Agency RMBS portfolio.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

December 31, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.6%	California	12.5%
Florida	7.8%	Texas	9.4%
New York	7.2%	New York	7.7%
Colorado	4.0%	Arizona	7.5%
Texas	3.9%	New Jersey	6.8%
Other	54.5%	Other	56.1%
Total	100.0%	Total	100.0%

December 31, 2016
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	23.6%	California	11.4%
Florida	8.1%	Texas	9.7%
New York	7.7%	Florida	7.7%
Texas	4.1%	New Jersey	6.7%
New Jersey	3.9%	Nevada	6.0%
Other	52.6%	Other	58.5%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

December 31, 2017
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.5%	114.48	14.5%
Alt-A	13.9%	144.73	22.2%
Subprime	22.5%	140.13	48.0%
Credit Risk Transfer	0.3%	19.67	1.1%
RPL/NPL	73.3%	108.91	40.7%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	4.2%	37.14	18.5%
Freddie Mac K Series CMBS	0.0%	31.22	0.8%

December 31, 2016
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.5%	107.29	15.7%
Alt-A	13.9%	127.18	22.7%
Subprime	17.9%	158.67	69.4%
Credit Risk Transfer	0.1%	16.10	0.8%
RPL/NPL	63.4%	108.06	46.0%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	3.0%	41.00	14.7%
Freddie Mac K Series CMBS	0.0%	26.24	1.5%

*Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. In 2017 and 2016, our leverage has been in the form of repurchase agreements, securitized debt, loan participations payable and, for portions of 2016, FHLBC Advances. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. FHLBC Advances involved loan advances made to us by the FHLBC in exchange for the pledge of our real estate securities as collateral. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for year ended December 31, 2017, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 27 and 23 counterparties at December 31, 2017 and December 31, 2016, respectively.

Our repurchase agreements and FHLBC Advances, as applicable for 2016, are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of December 31, 2017 and December 31, 2016, we have met all margin call requirements.

For the year ended December 31, 2017, we noted changes in the spread of our financing arrangements. Spreads on our credit repurchase agreements tightened as a result of increased availability of credit financing. In contrast, as a result of an increase of 25 bps in the federal-funds rate in each of March 2017, June 2017, and December 2017, our cost of financing on our investment portfolio increased by 26 bps from 1.72% at December 31, 2016 to 1.98% at December 31, 2017.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s (i) repurchase agreements on its investment portfolio, U.S Treasury securities, and FHLBC Advances, and (ii) repurchase agreements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP. Refer to the “Hedging Activities” section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
December 31, 2017
Non-GAAP Basis	$3,011,590,715	$2,882,547,257	$3,011,590,715
Less: Investments in Debt and Equity of Affiliates	7,183,697	8,848,702	9,806,942
GAAP Basis	$3,004,407,018	$2,873,698,555	$3,001,783,773
September 30, 2017
Non-GAAP Basis	$2,703,068,550	$2,596,533,544	$2,746,150,804
Less: Investments in Debt and Equity of Affiliates	8,516,726	8,697,487	8,868,455
GAAP Basis	$2,694,551,824	$2,587,836,057	$2,737,282,349
June 30, 2017
Non-GAAP Basis	$2,265,226,741	$2,209,990,873	$2,339,132,696
Less: Investments in Debt and Equity of Affiliates	8,484,353	8,805,678	9,115,429
GAAP Basis	$2,256,742,388	$2,201,185,195	$2,330,017,267
March 31, 2017
Non-GAAP Basis	$1,887,766,585	$1,813,668,360	$1,887,766,585
Less: Investments in Debt and Equity of Affiliates	8,424,063	8,787,942	9,172,241
GAAP Basis	$1,879,342,522	$1,804,880,418	$1,878,594,344
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,531	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,938	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384

As noted, we finance the purchase of our investments primarily with repurchase agreements. Our repurchase agreement balance can reasonably be expected to (i) increase as the size of our investment portfolio increases through equity capital raises and as we increase our investment allocation to Agency RMBS and (ii) decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments. Credit investments, due to their elevated risk profile, have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us and lowers our total repurchase agreement balance.

Master repurchase agreements on our investment portfolio

As of December 31, 2017 and December 31, 2016, we have entered into master repurchase agreements on our investment portfolio with 39 and 37 counterparties, respectively, under which we had outstanding debt with 27 and 23 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the Notes to Consolidated Financial Statements for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents, as of December 31, 2017, certain financial information related to our repurchase agreements secured by our real estate securities. It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$128,779,000	1.80%	2	3.2%
30 days or less	2,106,404,000	1.94%	10	9.6%
31-60 days	611,763,000	1.76%	43	7.6%
61-90 days	32,445,000	3.04%	76	25.9%
91-180 days	1,189,000	3.22%	151	22.8%
Greater than 180 days	93,059,628	3.00%	644	20.4%
Total: Non-GAAP Basis	$2,973,639,628	1.94%	37	9.4%

Investments in Debt and Equity of Affiliates	$1,359,000	3.31%	24	6.0%

Total: GAAP Basis	$2,972,280,628	1.94%	37	9.4%

The following table presents, as of December 31, 2016, certain financial information related to our repurchase agreements secured by our real estate securities. It also reconciles these items to GAAP:

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

The increase in the balance of our repurchase agreements from December 31, 2016 to December 31, 2017 was due to increased financing as a result of an increase in the size of our securities portfolio.

The following table presents certain financial information related to our repurchase agreements secured by residential mortgage loans and real estate owned as of December 31, 2017 with a reconciliation of such information back to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	$16,155,087	4.01%	484	33.7%

Investments in Debt and Equity of Affiliates	$5,824,697	3.91%	602	31.7%

Total: GAAP Basis	$10,330,390	4.07%	418	34.8%

(1) As of December 31, 2017, the weighted average rate equaled the weighted average funding cost on our repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

The following table presents certain financial information related to our repurchase agreements secured by residential mortgage loans and real estate owned as of December 31, 2016 with a reconciliation of such information back to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	$30,660,809	3.31%	3.75%	407	29.8%

Investments in Debt and Equity of Affiliates	$5,116,107	3.51%	3.51%	350	27.6%

Total: GAAP Basis	$25,544,702	3.27%	3.79%	419	30.3%

The decrease in the balance of our repurchase agreements secured by residential mortgage loans and real estate owned from December 31, 2016 to December 31, 2017 was due to a decrease in the size of our loan portfolio as financing was repaid in 2017 on certain residential mortgage loans sold throughout the year.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2017:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	3.70%	547	33.5%

(1) As of December 31, 2017, the weighted average rate equaled the weighted average funding cost on our repurchase agreements secured by commercial loans as a result of the full recognition of deferred fee amounts.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of December 31, 2016:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	21,796,000	2.91%	3.13%	990	33.5%

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of December 31, 2017:

	Agency		Credit
Repurchase Agreements Maturing Within: (1)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$128,779,000	1.80%	$-	-
30 days or less	1,398,411,000	1.57%	707,993,000	2.68%
31-60 days	477,943,000	1.49%	133,820,000	2.75%
61-90 days	-	-	32,445,000	3.04%
91-180 days	-	-	1,189,000	3.22%
Greater than 180 days	-	-	131,010,715	3.24%
Total: Non-GAAP Basis	$2,005,133,000	1.56%	$1,006,457,715	2.77%

Investments in Debt and Equity of Affiliates	$-	-	$7,183,697	3.80%

Total: GAAP Basis	$2,005,133,000	1.56%	$999,274,018	2.77%

(1)	As of December 31, 2017, our weighted average days to maturity is 43 days and our weighted average original days to maturity is 118 days.

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

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). See Note 2 to the Notes to Consolidated Financial Statements for more detail on the Consolidated VIE.

The following table details certain information on the Consolidated VIE as of December 31, 2017:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$16,354,718	$16,477,801	3.11%	3.92%	2.95
Retained tranche	8,617,903	6,100,571	4.28%	15.48%	9.04
Total resecuritized asset	$24,972,621	$22,578,372	3.51%	7.04%	5.05

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of December 31, 2017, the fair market value of the consolidated tranche is included in our consolidated balance sheets as "Non-Agency RMBS". As of December 31, 2017, we have recorded secured financing of $16.5 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

The following table details certain information on the Consolidated VIE as of December 31, 2016:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$21,595,782	$21,491,710	2.36%	3.87%	3.27
Retained tranche	9,855,821	5,916,595	4.90%	17.13%	10.76
Total resecuritized asset	$31,451,603	$27,408,305	3.15%	6.73%	5.62

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of December 31, 2016, the fair market value of the consolidated tranche is included in our consolidated balance sheets as "Non-Agency RMBS". As of December 31, 2016, we have recorded secured financing of $21.5 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Participation Interest bore interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. The commercial loan was paid off in full in February 2017. The principal and interest due on the Participation Interest was paid from these proceeds.

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

		Stockholders'
December 31, 2017	Leverage	Equity	Leverage Ratio
GAAP Leverage	$3,023,293,361	$714,259,207	4.2	x
Repurchase agreements through affiliated entities	7,183,697
Net TBA receivable/(payable) adjustment	102,484,375
Non-GAAP "At Risk" Leverage	$3,132,961,433	$714,259,207	4.4	x

		Stockholders'
December 31, 2016	Leverage	Equity	Leverage Ratio
GAAP Leverage	$1,921,225,560	$655,876,390	2.9	x
Repurchase agreements through affiliated entities	9,861,515
Net TBA receivable/(payable) adjustment	(22,916,016)
Non-GAAP "At Risk" Leverage	$1,908,171,059	$655,876,390	2.9	x

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize hedging instruments, including interest rate swaps, swaption agreements, Futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging.

We utilize multiple hedging instruments as a means to mitigate the interest rate risk of our investment portfolio. As of December 31, 2017, we had entered into $2.2 billion notional amount of interest rate swaps, $270.0 million notional amount of swaption agreements, $24.7 million notional amount of short positions in U.S. Treasury securities and $52.5 million notional amount of short positions in U.S. Treasury Futures. As of December 31, 2016, we had entered into $644.0 million notional amount of interest rate swaps, $24.0 million notional amount of short positions in U.S. Treasury securities and $141.5 million notional amount of short positions in U.S. Treasury Futures.

Our centrally cleared trades require that we post an “initial margin” to our counterparties for an amount determined by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash “variation margin” with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CME. Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 7 in the Notes to Consolidated Financial Statements for more information.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at December 31, 2017 and December 31, 2016.

Derivates and Other Instruments	GAAP Designation	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(450,208)	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	1,428,240	3,703,366
Swaptions	Non-Hedge	Derivative assets, at fair value	362,202	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	-	(636,211)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	110,063	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(24,379,356)	(22,365,000)

(1) Our obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in our consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	December 31, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,227,000,000	$644,000,000
Notional amount of Swaptions	270,000,000	-
Notional amount of short positions on U.S. Treasury Futures (1)	(52,500,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	(24,668,000)	(24,000,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Year Ended	Year Ended	Year Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	December 31, 2017	December 31, 2016	December 31, 2015
Interest rate swaps	Unrealized gain/(loss) on derivative and other instruments, net	$20,546,615	$5,009,458	$(8,018,902)
Interest rate swaps	Net realized gain/(loss)	(9,959,257)	(10,938,839)	(11,728,954)
Swaptions	Unrealized gain/(loss) on derivative and other instruments, net	(596,298)	-	-
Long positions on Eurodollar Futures	Net realized gain/(loss)	-	(1,045,697)	-
Short positions on Eurodollar Futures	Net realized gain/(loss)	1,371,787	2,104,465	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	-	(582,876)	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	748,047	(639,030)	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(4,050,496)	2,140,886	-
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	2,588,711	(2,588,711)
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	3,241,250	(5,284,258)
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(1,630,918)	1,724,922	-
Short positions on U.S. Treasuries	Net realized gain	1,741,548	280,625	(3,013,867)

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	December 31, 2017	December 31, 2016
Interest rate swaps	4.56	5.01
Swaptions	0.59	-
Short positions on U.S. Treasury Futures	9.13	9.19
Short positions on U.S. Treasuries	6.86	9.38

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

As of December 31, 2017, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000,000	1.36%	1.43%	1.88
2020	835,000,000	1.77%	1.52%	2.54
2022	653,000,000	1.90%	1.51%	4.59
2024	230,000,000	2.06%	1.47%	6.50
2026	75,000,000	2.12%	1.44%	8.89
2027	264,000,000	2.35%	1.50%	9.69
Total/Wtd Avg	$2,227,000,000	1.89%	1.50%	4.56

As of December 31, 2016, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2016:

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of December 31, 2017, the Company had estimated undistributed taxable income of approximately $1.54 per share.

The following tables detail our common stock dividends during the years ended December 31, 2017, 2016 and 2015:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575	*
12/15/2017	12/29/2017	1/31/2018	0.475

*The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

The following tables detail our preferred stock dividends during the years ended December 31, 2017, 2016 and 2015:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563
8.25% Series A	11/16/2017	11/30/2017	12/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50
8.00% Series B	11/16/2017	11/30/2017	12/18/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563
8.25% Series A	11/16/2016	11/30/2016	12/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50
8.00% Series B	11/16/2016	11/30/2016	12/19/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of December 31, 2017 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At December 31, 2017, we had $135.3 million available to support our liquidity needs, comprised of $15.2 million of cash, $99.3 million of Agency fixed rate securities and CMOs, and $20.8 million of Agency Interest-only and Inverse interest-only securities that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 7 for additional obligations that could impact our liquidity.

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

As of December 31, 2017, we had MRAs with 39 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2017, we had debt outstanding of $3.0 billion from 27 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between January 2, 2018 and December 9, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Overnight	$128,779,000	$70,899,000
30 days or less	2,106,404,000	961,185,000
31 to 60 days	611,763,000	465,776,000
61 to 90 days	32,445,000	129,119,000
91-180 days	1,189,000	16,897,000
Greater than 180 days	131,010,715	266,632,715
Total: Non-GAAP Basis	$3,011,590,715	$1,910,508,715

Investment In Affiliates	$7,183,697	$9,998,909

Total: GAAP Basis	$3,004,407,018	$1,900,509,806

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

The following table presents information at December 31, 2017 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
RBC (Barbados) Trading Bank Corporation	$45,239,399	26	6%
Barclays Capital Inc	39,358,150	13	6%

The following table presents information at December 31, 2016 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Wells Fargo Bank, N.A.	$50,917,158	357	8%
JP Morgan Securities, LLC	34,885,263	160	5%

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a repurchase agreement decreases to the point where the difference between the collateral fair value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls. Refer to the “Liquidity risk – derivatives” section of Item 7A below for a further discussion on margin.

Similar to the margin calls that we receive on our borrowing agreements, we also receive margin calls on our derivative instruments when their fair values decline. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which we refer to as the “Equity Distribution Agreements,” pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act. For the year ended December 31, 2017, we sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, we incurred management fees of approximately $9.8 million, $9.8 million and $10.0 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors. Of the $11.0 million, $10.3 million and $12.4 million of Other operating expenses for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively, we have accrued $6.3 million, $6.0 million and $7.1 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of December 31, 2017, 62,138 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2017, we have granted an aggregate of 55,112 shares of restricted common stock to our independent directors and 160,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2017, 55,112 and 100,250 shares of restricted common stock granted to our independent directors and Manager, respectively, have vested.

On July 1, 2014, we granted 60,000 restricted stock units to the Manager that represented the right to receive an equivalent number of shares of our common stock to be issued if and when such units vest. Annual vesting of approximately 20,000 units occurred on each of July 1, 2015, July 1, 2016, and July 1, 2017.

On July 1, 2017, we granted 60,000 restricted stock units to the Manager that represent the right to receive an equivalent number of shares of our common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2018, July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferees shall be immediately cancelled and forfeited without consideration.

Commercial mortgage loans

On February 28, 2017, we, alongside another private fund under the management of Angelo, Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. Our share of the commitment is $14.6 million of which we had funded $10.4 million as of December 31, 2017. As of December 31, 2017, our remaining commitment was $4.2 million.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo, Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QMs, which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which we agreed to provide $33.4 million for use in this mortgage investment business. As of December 31, 2017, we had funded $4.2 million of our total capital commitment and our outstanding commitment was $29.2 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at December 31, 2017 in the “Liquidity and capital resources” section for this Item 7. As of December 31, 2017 and December 31, 2016, we are obligated to pay accrued interest on our repurchase agreements in the amount of $5.1 million and $2.5 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our repurchase agreements resulted from the increase in our repurchase agreement balance from $1.9 billion as of December 31, 2016 to $3.0 billion as of December 31, 2017 as well as an increase in one-month LIBOR from 0.772% at December 31, 2016 to 1.564% at December 31, 2017. As most of our financing arrangements have maturities of one month or less, the change in one-month LIBOR contributed to the increase in our accrued interest.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of December 31, 2017, we had a net long TBA position with a net payable amount of $102.5 million and fair market value of $102.7 million. We recorded $0.2 million, in the “Derivative assets, at fair value” line item on our consolidated balance sheets.

Our investments in debt and equity of affiliates are comprised of (i) real estate securities and loans, (ii) associated repurchase agreements, (iii) interest receivable/payable on such real estate securities and loans and repurchase agreements and (iv) our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of December 31, 2017, our real estate securities and loans, and interest in AG Arc had a fair market value of $106.2 million. As of December 31, 2017, these investments, inclusive of associated repurchase agreements and interest receivable/payable had a fair market value of $99.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

We have committed to fund a $14.6 million mezzanine loan. As of December 31, 2017 we have funded $10.4 million, and our remaining commitment was $4.2 million.

We have committed to invest up to $33.4 million in MATT through our ownership of MATH. As of December 31, 2017, we have funded $4.2 million of our commitment to MATH, and our remaining commitment was $29.2 million.

Management views our TBA position and our investments in debt and equity of affiliates as part of our investment portfolio. In addition, we do not believe these off-balance sheet arrangements, taken as a whole, to be significant to our overall liquidity or capital resources.

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

Grants of restricted common stock

As of December 31, 2017, we have granted an aggregate of 55,112 shares of restricted common stock to our independent directors and 160,250 shares of restricted common stock to our Manager under our equity incentive plans. As of December 31, 2017, 55,112 and 100,250 shares of restricted common stock granted to our independent directors and Manager, respectively, have vested. See Note 10 to the Notes to Consolidated Financial Statements for further detail on restricted stock grants.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and a direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the fees paid by us to the Asset Manager, totaled $175,780, $259,116, and $33,139, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $17.9 million and $12.9 million on December 31, 2017 and December 31, 2016, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in our ownership interest being reduced on a pro-rata basis.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. In March 2017, we entered into an agreement with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs, and as of December 31, 2017, these Excess MSRs had fair value of approximately $5.0 million.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay a sourcing fee to Arc Home based on the net equity invested by us for these investments. For the year ended December 31, 2017, the sourcing fees paid by us to Arc Home totaled $10,762. We paid no sourcing fees to Arc Home for the years ended December 31, 2016 and December 31, 2015.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. Our share of MATH’s total capital commitment to MATT is $33.4 million, of which we had funded $4.2 million as of December 31, 2017. As of December 31, 2017, our remaining commitment was $29.2 million.

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

Other transactions with affiliates

In May 2015, we completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which we held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of $3.1 million as of the date of the securitization. We completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which we held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. Our investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of $5.1 million as of the date of the securitization. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. We obtained third-party pricing for each transaction.

In July 2015, we completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of our Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein we purchased certain bond tranches. To ensure an arm’s-length transaction, the Manager delegated its decision making rights with respect to the securitization to a third-party servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with our investment team regarding the collateral. Our investment in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets with a fair value of $7.1 million as of the date of the purchase.

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

In February 2017, in accordance with our Affiliated Transactions Policy, we executed one trade whereby we acquired a real estate security from an affiliate of the Manager (the “February Selling Affiliate”). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, we submitted our bid for the real estate security to the February Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In July 2017, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the “July Selling Affiliate”). As of the date of the trade, the securities acquired from the July Selling Affiliate had a total fair value of $0.2 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by an independent third-party pricing vendor. The third-party pricing vendor allowed us to confirm third-party market pricing and best execution.

In October 2017, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities and loans from two separate affiliates of the Manager (the “October Selling Affiliates”). As of the date of the trade, the securities and loans acquired from the October Selling Affiliates had a total fair value of $8.4 million. As procuring market bids for the real estate securities and loans was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 5 to the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the Notes to Consolidated Financial Statements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Other matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2017, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2017. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2017. Overall, we believe that we met the REIT income and asset tests. We also believe that we met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2017, we believe that we qualified as a REIT under the Code.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our repurchase agreements. We generally seek to manage this risk by monitoring the reset index and interest rate related to our target assets and our financings; by structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods; and using hedging instruments to adjust interest rate sensitivity of our target assets and borrowings.

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our repurchase agreements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing short-term rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising short-term interest rates as we renew, or “roll,” maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

The following chart details information about our duration gap as of December 31, 2017:

Duration*	Years
Agency RMBS	2.77
Hedges	(2.59)
Agency RMBS Gap Subtotal	0.18

Credit Investments	0.97
Duration Gap	1.15

*Duration related to repurchase agreements is netted within its respective Agency RMBS and Credit Investments line items

The following table quantifies the estimated changes in net interest income, GAAP equity, and the market value of our assets should interest rates go up or down by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of December 31, 2017. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from our projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2017, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+75	-6.6%	-1.2%	-3.1%
+50	-4.2%	-0.8%	-2.0%
+25	-1.9%	-0.4%	-0.9%
-25	1.4%	0.3%	0.7%
-50	2.1%	0.4%	1.3%
-75	2.1%	0.4%	1.6%

(1) Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3) Interest income includes trades settled as of December 31, 2017.

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

Liquidity risk – derivatives

The terms of our interest rate swaps and futures require us to post collateral in the form of cash or Agency RMBS to our counterparties to satisfy two types of margin requirements: variation margin and initial margin.

We and our swap and futures counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swaps or futures. Hence, as our swaps or futures lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps or futures gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swap or futures counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our repurchase transactions during periods of rising interest rates.

Initial margin works differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swap or futures and our counterparties were forced to unwind the swap or futures. For trades executed on a bilateral basis, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the trade. This means that once we post initial margin at the outset of a bilateral trade, we will have no further posting obligations as it pertains to initial margin. However, the initial margin on our centrally cleared trades varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared trades will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our swaps and futures discussed above.

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

As further discussed in Note 2 of the Notes to Consolidated Financial Statements section below, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2018

We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries

 Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Real estate securities, at fair value:
Agency - $2,126,135,420 and $972,232,174 pledged as collateral, respectively	$2,247,161,035	$1,057,663,726
Non-Agency - $976,071,673 and $990,985,143 pledged as collateral, respectively	1,004,255,658	1,043,017,308
ABS - $30,832,553 and $21,231,956 pledged as collateral, respectively	40,957,553	21,231,956
CMBS - $211,179,945 and $201,464,058 pledged as collateral, respectively	220,168,505	211,652,660
Residential mortgage loans, at fair value -$15,860,583 and $31,031,107 pledged as collateral, respectively	18,889,693	38,195,576
Commercial loans, at fair value - $32,800,000 pledged as collateral	57,520,646	60,068,800
Investments in debt and equity of affiliates	99,696,347	72,215,919
Excess mortgage servicing rights, at fair value	5,083,514	412,648
Cash and cash equivalents	15,199,655	52,469,891
Restricted cash	37,615,281	26,583,527
Interest receivable	12,607,386	8,570,383
Receivable on unsettled trades - $0 and $3,057,814 pledged as collateral, respectively	-	3,633,161
Receivable under reverse repurchase agreements	24,671,320	22,680,000
Derivative assets, at fair value	2,127,070	3,703,366
Other assets	2,491,201	5,600,341
Due from broker	850,514	945,304
Total Assets	$3,789,295,378	$2,628,644,566

Liabilities
Repurchase agreements	$3,004,407,018	$1,900,509,806
Securitized debt	16,477,801	21,491,710
Loan participation payable	-	1,800,000
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	24,379,356	22,365,000
Payable on unsettled trades	2,418,710	-
Interest payable	5,225,940	2,570,854
Derivative liabilities, at fair value	450,208	2,907,255
Dividend payable	13,391,457	13,157,573
Due to affiliates	4,258,074	3,967,622
Accrued expenses	790,271	1,068,779
Taxes payable	1,545,448	1,717,883
Due to broker	1,691,888	1,211,694
Total Liabilities	3,075,036,171	1,972,768,176
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,192,541 and 27,700,154 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	281,927	277,002
Additional paid-in capital	585,530,292	576,276,322
Retained earnings/(deficit)	(32,767,017)	(81,890,939)
Total Stockholders' Equity	714,259,207	655,876,390

Total Liabilities & Stockholders' Equity	$3,789,295,378	$2,628,644,566

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net Interest Income
Interest income	$128,844,959	$123,006,112	$141,273,414
Interest expense	43,722,014	33,785,031	31,230,369
	85,122,945	89,221,081	110,043,045

Other Income
Net realized gain/(loss)	(13,986,292)	(10,391,118)	(17,148,069)
Realized loss on periodic interest settlements of derivative instruments, net	(7,762,952)	(6,009,638)	(13,204,884)
Unrealized gain/(loss) on real estate securities and loans, net	45,528,834	2,672,426	(32,491,857)
Unrealized gain/(loss) on derivative and other instruments, net	19,813,356	8,613,084	(12,180,501)
Other income	55,447	373,902	66,250
	43,648,393	(4,741,344)	(74,959,061)

Expenses
Management fee to affiliate	9,835,093	9,809,427	9,971,287
Other operating expenses	10,965,144	10,290,513	12,356,644
Servicing fees	234,264	404,129	671,246
Equity based compensation to affiliate	300,688	298,592	164,487
Excise tax	1,500,000	1,513,167	1,500,000
	22,835,189	22,315,828	24,663,664

Income/(loss) before equity in earnings/(loss) from affiliates	105,936,149	62,163,909	10,420,320

Equity in earnings/(loss) from affiliates	12,621,461	1,518,862	3,398,217
Net Income/(Loss)	118,557,610	63,682,771	13,818,537

Dividends on preferred stock	13,469,416	13,469,416	13,469,416

Net Income/(Loss) Available to Common Stockholders	$105,088,194	$50,213,355	$349,121

Earnings/(Loss) Per Share of Common Stock
Basic	$3.77	$1.80	$0.01
Diluted	$3.77	$1.80	$0.01

Weighted Average Number of Shares of Common Stock Outstanding
Basic	27,866,299	27,952,185	28,398,718
Diluted	27,883,121	27,953,111	28,409,908

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2015	28,386,015	$283,861	$49,920,772	$111,293,233	$586,051,751	$(14,874,474)	732,675,143
Offering costs	-	-	-	-	(83,651)	-	(83,651)
Repurchase of common stock	(126,715)	(1,267)	-	-	(1,670,212)	-	(1,671,479)
Grant of restricted stock and amortization of equity based compensation	26,910	269	-	-	284,107	-	284,376
Common dividends declared	-	-	-	-	-	(64,608,797)	(64,608,797)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net Income/(Loss)	-	-	-	-	-	13,818,537	13,818,537
Balance at December 31, 2015	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713

Balance at January 1, 2016	28,286,210	$282,863	$49,920,772	$111,293,233	$584,581,995	$(79,134,150)	$666,944,713
Repurchase of common stock	(614,695)	(6,147)	-	-	(8,723,881)	-	(8,730,028)
Grant of restricted stock and amortization of equity based compensation	28,639	286	-	-	418,208	-	418,494
Common dividends declared	-	-	-	-	-	(52,970,144)	(52,970,144)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net Income/(Loss)	-	-	-	-	-	63,682,771	63,682,771
Balance at December 31, 2016	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390

Balance at January 1, 2017	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390
Net proceeds from issuance of common stock	460,932	4,610	-	-	8,713,545	-	8,718,155
Grant of restricted stock and amortization of equity based compensation	31,455	315	-	-	540,425	-	540,740
Common dividends declared	-	-	-	-	-	(55,964,272)	(55,964,272)
Preferred Series A dividends declared	-	-	-	-	-	(4,269,416)	(4,269,416)
Preferred Series B dividends declared	-	-	-	-	-	(9,200,000)	(9,200,000)
Net Income/(Loss)	-	-	-	-	-	118,557,610	118,557,610
Balance at December 31, 2017	28,192,541	$281,927	$49,920,772	$111,293,233	$585,530,292	$(32,767,017)	$714,259,207

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net income/(loss)	$118,557,610	$63,682,771	$13,818,537
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	10,387,427	3,653,738	12,194,792
Net realized (gain)/loss	13,986,292	10,391,118	17,148,069
Unrealized (gain)/loss on real estate securities and loans, net	(45,528,834)	(2,672,426)	32,491,857
Unrealized (gain)/loss on derivative and other instruments, net	(19,813,356)	(8,613,084)	12,180,501
Equity based compensation to affiliate	300,688	298,592	164,487
Equity based compensation expense	240,052	119,902	119,889
Income from investments in debt and equity of affiliates in excess of distributions received	-	-	(2,553,535)
Change in operating assets/liabilities:
Interest receivable	(3,996,747)	2,585,911	467,898
Other assets	309,058	589,399	1,373,987
Due from broker	(63,549)	303,318	1,935,070
Interest payable	5,258,285	(1,972,875)	(1,602,472)
Due to affiliates	290,452	(439,429)	(443,756)
Accrued expenses	(278,508)	(1,005,849)	(210,711)
Taxes payable	(172,435)	3,167	(28,800)
Net cash provided by (used in) operating activities	79,476,435	66,924,253	87,055,813

Cash Flows from Investing Activities
Purchase of real estate securities	(2,225,724,389)	(563,567,934)	(714,412,238)
Purchase of commercial loans	(10,270,833)	(14,636,304)	-
Origination of commercial loans	-	(10,428,437)	-
Purchase of U.S. treasury securities	-	(358,417,649)	(863,414,732)
Investments in debt and equity of affiliates	(28,167,635)	(33,126,823)	(19,250,900)
Purchase of excess mortgage servicing rights	(3,399,299)	-	-
Proceeds from sale of real estate securities	566,047,320	364,353,994	762,005,404
Proceeds from sale of residential mortgage loans	18,536,038	35,606,480	-
Proceeds from sales of U.S. treasury securities	-	588,220,079	633,532,184
Distributions received in excess of income from investments in debt and equity of affiliates	757,458	774,453	-
Principal repayments on real estate securities	503,063,314	482,421,807	517,538,387
Principal repayments on residential mortgage loans	6,597,492	3,249,589	6,029,735
Principal repayments on commercial loans	13,478,194	40,000,000	-
Net proceeds from (payment made) on reverse repurchase agreements	(1,979,760)	(22,634,322)	(1,647)
Net proceeds from (payment made) on sales of securities borrowed under reverse repurchase agreements	2,086,050	24,356,107	(4,632,171)
Net settlement of interest rate swaps and other instruments	3,225,201	(8,322,061)	(11,728,953)
Net settlement of TBAs	1,668,672	2,771,406	1,909,844
Purchase of FHLBC Stock	-	-	(8,015,900)
Proceeds from redemption of FHLBC Stock	-	8,013,900	-
Cash flows provided by (used in) other investing activities	4,042,985	2,289,826	2,904,812
Restricted cash provided by (used in) investing activities	(17,285,764)	(277,453)	11,638,098
Net cash provided by (used in) investing activities	(1,167,324,956)	540,646,658	314,101,923

Cash Flows from Financing Activities
Repurchase of common stock	-	(9,928,615)	(472,892)
Net proceeds from issuance of common stock	8,718,155	-	(83,651)
Borrowings under repurchase agreements	41,215,511,048	73,758,906,064	42,763,497,748
Borrowings under FHLBC advances	-	147,215,991	1,241,801,435
Repayments of repurchase agreements	(40,112,383,937)	(73,892,589,617)	(43,486,854,109)
Repayments of FHLBC advances	-	(544,109,991)	(844,907,435)
Proceeds from transfer of loan participation	-	1,564,266	-
Repayments of loan participation	(1,800,000)	-	-
Net collateral received from (paid to) derivative counterparty	5,059,354	4,280,618	(7,097,816)
Net collateral received from (paid to) repurchase counterparty	4,673,469	(164,901)	(3,287,556)
Net collateral received from (paid to) FHLBC	-	250,000	(250,000)
Dividends paid on common stock	(55,730,388)	(53,308,710)	(68,144,267)
Dividends paid on preferred stock	(13,469,416)	(13,469,416)	(13,469,416)
Net cash provided by (used in) financing activities	1,050,578,285	(601,354,311)	(419,267,959)

Net change in cash and cash equivalents	(37,270,236)	6,216,600	(18,110,223)
Cash and cash equivalents, Beginning of Year	52,469,891	46,253,291	64,363,514
Cash and cash equivalents, End of Year	$15,199,655	$52,469,891	$46,253,291

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements and FHLBC advances	$40,106,419	$32,477,040	$29,153,643
Cash paid for income tax	$1,737,835	$1,587,078	$1,572,401
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$734,201	$1,124,242	$-
Proceeds from mortgage loan sales not yet received	$-	$3,633,161	$23,267,693
Common stock dividends declared but not paid	$13,391,457	$13,157,573	$13,496,139
Repayments of repurchase agreements not yet paid	$-	$770,101	$-
Decrease of securitized debt	$5,241,064	$8,823,951	$10,310,268
Unsettled repurchases of common stock	$-	$-	$1,198,587
Transfer from residential mortgage loans to other assets	$2,485,554	$1,897,452	$2,492,625
Transfer from investment in affiliates to CMBS	$-	$3,103,111	$-
Transfer from Linked Transactions to real estate securities	$-	$-	$139,778,263
Transfer from Linked Transactions to repurchase agreements	$-	$-	$113,363,873

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, “GSEs”) or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”) and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS and loans (as defined below).

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS, and CMBS asset types as “real estate securities” or “securities.”

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of December 31, 2017 and December 31, 2016, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements and is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or repurchase agreement. Restricted cash is carried at cost, which approximates fair value. In 2017, restricted cash does not include variation margin on centrally cleared derivatives. See Note 7 for more detail.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities,” ASC 325-40, “Beneficial Interests in Securitized Financial Assets,” or ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheets and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.” Real estate securities acquired through securitizations are shown in the line item “Purchase of real estate securities” on the consolidated statement of cash flows.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Any remaining unrealized losses on securities at December 31, 2017 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

Accounting for mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10. At purchase, the Company may aggregate its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

The Company amortizes or accretes any premium or discount over the life of the related loans utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal of its loans, if circumstances warrant, to determine whether they are impaired. A loan or pool of loans is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan or pool of loans is impaired, the amount of the loss accrual is calculated and recorded accordingly. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan or pool of loans is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans, including loans held through Mortgage Acquisition Holding I LLC (“MATH”) as discussed below. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of December 31, 2017 and December 31, 2016, these investments had a fair market value of $88.3 million and $69.0 million, respectively.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. As of December 31, 2017 and December 31, 2016, the Company’s interest in AG Arc had a fair market value of $17.9 million and $12.9 million, respectively. See Note 10 for additional detail.

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon, formed “MATH” to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC (“MATT”) to purchase predominantly “Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which the Company agreed to provide $33.4 million for use in this mortgage investment business. The Company invests in MATT through MATH, and these indirect subsidiaries have chosen to make a fair value election on their respective financial instruments pursuant to ASC 825. As such, the Company will treat this investment consistently with this election. As of December 31, 2017, the Company had funded $4.2 million of its total capital commitment and the Company’s outstanding commitment was $29.2 million.

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

The Company has entered into a resecuritization transaction which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. In determining the accounting treatment to be applied to this resecuritization transaction, the Company evaluated whether the entity used to facilitate this transaction was a VIE and, if so, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated. If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP. See Note 3 below for more detail.

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

On February 12, 2016, the Company originated a $12.0 million commercial loan and at closing, transferred a 15% or $1.8 million interest in the loan (the “Participation Interest”) to an unaffiliated third party. The Company, as transferor, evaluated the transfer under ASC 860-10, and concluded the transferred participation interest should be accounted for as a secured borrowing. The Company has recorded the $12.0 million commercial loan on its consolidated balance sheets as an asset in the “Commercial loans, at fair value” line item. The Company has recorded a $1.8 million liability in the “Loan participation payable, at fair value” line item representing the transfer of the participation interest. The Company has chosen to make a fair value election on the consolidated interest pursuant to ASC 825. The holder of the participation interest has no recourse to the general credit of the Company. The commercial loan was paid off in full in February 2017. The principal and interest due on the Participation Interest was paid from these proceeds. See Note 4 for more detail.

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

For security and loan investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30. For purposes of income recognition, the Company may aggregate loans that have common risk characteristics into pools and uses a composite interest rate and expectation of cash flows expected to be collected for the pool. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2015, the Company’s wholly-owned captive insurance subsidiary, MITT Insurance Company LLC (“MITT Insurance”), was granted membership in the Federal Home Loan Bank (“FHLB”) system, specifically in the FHLB of Cincinnati (“FHLBC”). However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (“the Final Rule”), which expressly excludes captive insurance companies, such as MITT Insurance (“Excluded Captives”), from being eligible for membership in the FHLBC. The Final Rule prevents the FHLBC from making any new advances or extending any existing advances to Excluded Captives, subject to a defined grace period. Upon the termination of membership, the FHLB must liquidate all outstanding advances to Excluded Captives and settle all other business transactions in accordance with the Final Rule. In addition, all FHLB stock held by the terminated Excluded Captive will be repurchased or redeemed at the FHLB’s discretion. Therefore, MITT Insurance must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of MITT Insurance’s membership with the FHLBC. As a result of the Final Rule, MITT Insurance exited all FHLBC Advances and as of December 31, 2017, the Company had no outstanding advances with the FHLBC. See the “Other investments” section below for a discussion on FHLBC stock.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2017 and December 31, 2016, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2017 and December 31, 2016, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 7 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense,” respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of December 31, 2017 and December 31, 2016, the Company had no positions in U.S. Treasury securities.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has concluded the adoption of this standard will reclassify certain items on its consolidated statement of cash flows between the “Cash flows from Operating Activities” and the “Cash Flows from Investing Activities” line items as it pertains to the settlement of zero-coupon debt, as well as other instruments. This ASU will not affect the consolidated statement of operations or consolidated balance sheets, and the Company will adopt the ASU using a retrospective approach.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has concluded the adoption of this standard will require the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. This will result in reclassifications between the “Cash flows from Investing Activities” and the “Cash Flows from Financing Activities” line items. This ASU will not affect the consolidated statement of operations or consolidated balance sheets, and the Company will adopt the ASU using a retrospective approach.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has concluded the guidance will not have a material impact on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2017 and December 31, 2016. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

The following table details the Company’s real estate securities portfolio as of December 31, 2017:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,848,172,215	$81,133,356	$1,929,305,571	$5,124,870	$(5,397,445)	$1,929,032,996	3.79%	3.13%
Fixed Rate CMO	52,263,914	406,502	52,670,416	280,340	-	52,950,756	3.00%	2.79%
ARM	176,560,807	(834,745)	175,726,062	683,254	(21,920)	176,387,396	2.35%	2.83%
Interest Only	644,238,995	(554,353,362)	89,885,633	1,608,431	(2,704,177)	88,789,887	3.27%	6.84%
Total Agency:	2,721,235,931	(473,648,249)	2,247,587,682	7,696,895	(8,123,542)	2,247,161,035	3.56%	3.25%

Credit Investments:
Non-Agency RMBS	1,165,533,510	(228,542,116)	936,991,394	66,812,751	(2,210,053)	1,001,594,092	4.45%	6.10%
Non-Agency RMBS Interest Only	371,297,100	(367,976,760)	3,320,340	129,480	(788,254)	2,661,566	0.30%	10.49%
Total Non-Agency:	1,536,830,610	(596,518,876)	940,311,734	66,942,231	(2,998,307)	1,004,255,658	3.38%	6.12%

ABS	40,655,000	(438,491)	40,216,509	741,044	-	40,957,553	7.61%	8.27%

CMBS	221,305,103	(51,818,496)	169,486,607	1,059,546	(1,079,582)	169,466,571	5.58%	6.23%
CMBS Interest Only	2,021,260,566	(1,974,312,498)	46,948,068	3,778,264	(24,398)	50,701,934	0.40%	6.63%
Total CMBS:	2,242,565,669	(2,026,130,994)	216,434,675	4,837,810	(1,103,980)	220,168,505	0.80%	6.32%

Total	$6,541,287,210	$(3,096,736,610)	$3,444,550,600	$80,217,980	$(12,225,829)	$3,512,542,751	2.60%	4.32%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item in the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table details the Company’s real estate securities portfolio as of December 31, 2016:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$713,234,586	$28,338,222	$741,572,808	$3,672,057	$(5,517,144)	$739,727,721	3.64%	2.99%
Fixed Rate CMO	62,570,005	531,431	63,101,436	595,962	-	63,697,398	3.00%	2.80%
ARM	208,592,111	(1,633,175)	206,958,936	4,385,116	-	211,344,052	2.35%	2.84%
Interest Only	416,902,327	(375,843,483)	41,058,844	3,033,926	(1,198,215)	42,894,555	2.70%	8.26%
Total Agency:	1,401,299,029	(348,607,005)	1,052,692,024	11,687,061	(6,715,359)	1,057,663,726	3.14%	3.17%

Credit Investments:
Non-Agency RMBS	1,255,224,713	(235,346,323)	1,019,878,390	28,705,591	(9,328,119)	1,039,255,862	4.31%	6.03%
Non-Agency RMBS Interest Only	449,759,113	(446,027,313)	3,731,800	33,512	(3,866)	3,761,446	0.25%	12.47%
Total Non-Agency:	1,704,983,826	(681,373,636)	1,023,610,190	28,739,103	(9,331,985)	1,043,017,308	3.18%	6.05%

ABS	22,025,000	(357,022)	21,667,978	100,247	(536,269)	21,231,956	5.43%	6.32%

CMBS	217,935,976	(56,549,776)	161,386,200	959,842	(2,830,108)	159,515,934	5.15%	6.16%
CMBS Interest Only	1,967,685,636	(1,916,198,928)	51,486,708	1,001,503	(351,485)	52,136,726	0.41%	6.48%
Total CMBS:	2,185,621,612	(1,972,748,704)	212,872,908	1,961,345	(3,181,593)	211,652,660	0.76%	6.24%

Total	$5,313,929,467	$(3,003,086,367)	$2,310,843,100	$42,487,756	$(19,765,206)	$2,333,565,650	2.18%	4.76%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item in the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on December 31, 2017 and December 31, 2016.

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	$1,116,925,170	$(8,011,731)	$188,434,092	$(4,214,098)
December 31, 2016	756,302,518	(12,017,743)	203,287,535	(7,747,463)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the year ended December 31, 2017, the Company recognized an OTTI charge of $7.6 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $2.3 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $5.3 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $7.6 million of OTTI recorded, $2.6 million related to securities where OTTI was not recognized in a prior year.

For the year ended December 31, 2016, the Company recognized an OTTI charge of $17.2 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $3.3 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $13.9 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $13.9 million of OTTI recorded, $8.2 million related to securities where OTTI was not recognized in a prior year.

For the year ended December 31, 2015, the Company recognized an OTTI charge of $8.1 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $8.1 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $8.1 million of OTTI recorded, $3.6 million related to securities where OTTI was not recognized in a prior year.

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

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of December 31, 2017:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$117,531,313	$117,804,751	2.15%
Greater than one year and less than or equal to five years	229,338,153	228,396,478	2.50%	28,836,904	29,519,508	2.36%	477,066,079	460,333,652	1.07%
Greater than five years and less than or equal to ten years	1,865,474,374	1,865,706,312	3.79%	59,952,983	60,366,125	4.36%	482,183,493	452,403,504	2.87%
Greater than ten years	63,558,621	63,599,259	3.50%	-	-	-	188,600,831	166,421,011	5.31%
Total	$2,158,371,148	$2,157,702,049	3.64%	$88,789,887	$89,885,633	3.27%	$1,265,381,716	$1,196,962,918	1.89%

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

For the year ended December 31, 2017, the Company sold 71 securities for total proceeds of $566.0 million, recording realized gains of $3.6 million and realized losses of $3.4 million. For the year ended December 31, 2016, the Company sold 26 securities for total proceeds for $364.4 million, recording realized gains of $11.0 million and realized losses of $4.1 million. For the year ended December 31, 2015, the Company sold 70 securities for total proceeds of $762.0 million, recording realized gains of $12.7 million and realized losses of $4.9 million.

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

The following table details certain information on the Company’s consolidated VIE as of December 31, 2017:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$16,354,718	$16,477,801	3.11%	3.92%	2.95
Retained tranche	8,617,903	6,100,571	4.28%	15.48%	9.04
Total resecuritized asset	$24,972,621	$22,578,372	3.51%	7.04%	5.05

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of December 31, 2017, the fair market value of the consolidated tranche is included in the Company's consolidated balance sheets as "Non-Agency RMBS". As of December 31, 2017, the Company has recorded secured financing of $16.5 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table details certain information on the Company’s consolidated VIE as of December 31, 2016:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$21,595,782	$21,491,710	2.36%	3.87%	3.27
Retained tranche	9,855,821	5,916,595	4.90%	17.13%	10.76
Total resecuritized asset	$31,451,603	$27,408,305	3.15%	6.73%	5.62

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of December 31, 2016, the fair market value of the consolidated tranche is included in the Company's consolidated balance sheets as "Non-Agency RMBS". As of December 31, 2016, the Company has recorded secured financing of $21.5 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

4. Loans

Residential mortgage loans

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2017:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$25,675,566	$(7,792,057)	$17,883,509	$1,006,184	$-	$18,889,693	3.10%	12.24%	5.67

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

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

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Actual maturities of residential mortgage loans are generally shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below summarizes certain aggregate pool level information pertaining to the Company’s residential mortgage loans:

	December 31, 2017		December 31, 2016
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$11,384,032	$15,350,657	$26,665,750	$35,645,382
Non-Performing	7,505,661	10,324,909	11,529,826	18,181,954
	$18,889,693	$25,675,566	$38,195,576	$53,827,336

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

For the year ended December 31, 2017, the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. The $0.4 million related to a non-performing loan pool with an unpaid principal balance of $8.5 million and an average fair market value of $8.0 million for the year ended December 31, 2017. The Company recognized $0.5 million of interest income on the non-performing loan pool where OTTI was taken during the year ended December 31, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the year ended December 31, 2016, the Company recognized $2.2 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $2.2 million of OTTI due to an adverse change in cash flows, where the fair values of the loan pools were less than their carrying amounts. Of the $2.2 million, $1.1 million related to a re-performing loan pool with an unpaid principal balance of $16.1 million, and an average fair market value of $16.7 million for the year ended December 31, 2016, where OTTI was not recognized in a prior year. The Company recognized $0.8 million and $1.4 million of interest income on certain non-performing and re-performing loan pools, respectively, where OTTI was taken during the year ended December 31, 2016.

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

As of December 31, 2017 and December 31, 2016 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.1 million and $11.0 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	December 31, 2017	December 31, 2016
Percentage of fair value of mortgage loans with unpaid principal balance to current property value in excess of 100%	86%	98%
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	37%	25%
California	7%	9%
Maryland	7%	6%
New Jersey	6%	4%
Florida	1%	5%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively:

	Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Beginning Balance	$18,281,517	$24,216,638	$38,008,263
Accretion	(2,502,337)	(4,083,991)	(5,801,933)
Reclassifications from/(to) non-accretable difference	6,275,259	4,778,714	4,403,604
Disposals	(12,736,381)	(6,629,844)	(12,393,296)
Ending Balance	$9,318,058	$18,281,517	$24,216,638

As of December 31, 2017, the Company’s residential mortgage loan portfolio was comprised of 125 conventional loans with original loan balances between $9,000 and $1.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016, the Company’s residential mortgage loan portfolio was comprised of 277 conventional loans with original loan balances between $9,000 and $1.1 million.

For the year ended December 31, 2017, the Company sold 100 loans for total proceeds of $18.5 million, recording realized gains of $3.4 million. For the year ended December 31, 2016, the Company sold 62 loans for total proceeds of $35.6 million, with an additional $3.6 million on 22 unsettled loan sales as of year-end, recording realized gains of $3.5 million. For the year ended December 31, 2015, the Company sold 135 loans for total proceeds of $23.3 million, recording realized gains of $1.9 million.

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2017:

				Gross Unrealized (1)			Weighted Average
Loan (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Weighted Average Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (2)	$32,800,000	$-	$32,800,000	$-	$-	$32,800,000	6.14%	6.52%	1.53	July 1, 2016	July 1, 2019	TX
Loan E (3)	14,521,806	(1,027,510)	13,494,296	809,684	-	14,303,980	9.83%	12.70%	3.01	April 9, 2017	April 9, 2021	Various
Loan F (4)	10,416,666	(76,512)	10,340,154	76,512	-	10,416,666	12.43%	13.98%	0.70	September 9, 2018	September 9, 2019	MN
	$57,738,472	$(1,104,022)	$56,634,450	$886,196	$-	$57,520,646	8.20%	9.41%	1.76

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of December 31, 2017, Loan B has been extended to the extended maturity date shown above.

(3) Loan E is a mezzanine loan. As of December 31, 2017, Loan E has been extended to April 9, 2018.

(4) Loan F is a mezzanine loan of up to $14.6 million, of which $10.4 million has been advanced.

(5) Each commercial loan investment has a variable coupon rate.

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

(8) Represents the maturity date of the last possible extension option.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2016:

				Gross Unrealized (1)			Weighted Average
Loan (2) (4) (9)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (7)	Yield	Weighted Average Life (Years) (8)	Initial Stated Maturity Date	Extended Maturity Date (10)	Location
Loan B (3)	$32,800,000	$(1,294)	$32,798,706	$1,294	$-	$32,800,000	5.40%	5.65%	0.52	July 1, 2016	July 1, 2019	TX
Loan D (5) (11)	12,000,000	(211,692)	11,788,308	296,278	(84,586)	12,000,000	10.62%	14.33%	0.62	February 11, 2017	August 11, 2017	NY
Loan E (6)	16,000,000	(1,291,648)	14,708,352	560,448	-	15,268,800	9.05%	12.76%	4.33	April 9, 2017	April 9, 2021	Various
	$60,800,000	(1,504,634)	$59,295,366	$858,020	$(84,586)	$60,068,800	7.39%	9.19%	1.54

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

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

During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the Company recorded $0.4 million, $0.4 million, and $0.4 million of discount accretion, respectively, on its commercial loans.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Values for the Company’s securities, Excess MSRs, securitized debt, derivatives, and U.S. Treasury Securities are based upon prices obtained from third-party pricing services, which are indicative of market activity. The fair value of the Company’s obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 7 for more information.

The fair value of the Company's mortgage loans and loan participation considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity (considering mortgage insurance). Projections of default and prepayment rates are impacted by other variables such as reperformance rates, and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

The Manager may also engage specialized third-party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. These specialized third-party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager.

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

In February 2016, the Company originated a $12.0 million commercial loan and transferred a 15% participation interest in the loan to an unaffiliated third party. The Company categorizes the fair value measurement of the commercial loan and consolidated participation interest as Level 3. The commercial loan was paid off in full in February 2017.

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2017:

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$1,929,032,996	$-	$1,929,032,996
Fixed Rate CMO	-	52,950,756	-	52,950,756
ARM	-	176,387,396	-	176,387,396
Interest Only	-	88,789,887	-	88,789,887
Credit Investments:
Non-Agency RMBS	-	156,170,350	845,423,742	1,001,594,092
Non-Agency RMBS Interest Only	-	-	2,661,566	2,661,566
ABS	-	-	40,957,553	40,957,553
CMBS	-	8,216,506	161,250,065	169,466,571
CMBS Interest Only	-	-	50,701,934	50,701,934
Residential mortgage loans	-	-	18,889,693	18,889,693
Commercial loans	-	-	57,520,646	57,520,646
Excess mortgage servicing rights	-	-	5,083,514	5,083,514
Derivative assets	110,063	2,017,007	-	2,127,070
AG Arc	-	-	17,911,091	17,911,091
Total Assets Carried at Fair Value	$110,063	$2,413,564,898	$1,200,399,804	$3,614,074,765

Liabilities:
Securitized debt	$-	$-	$(16,477,801)	$(16,477,801)
Securities borrowed under reverse repurchase agreements	-	(24,379,356)	-	(24,379,356)
Derivative liabilities	-	(450,208)	-	(450,208)
Total Liabilities Carried at Fair Value	$-	$(24,829,564)	$(16,477,801)	$(41,307,365)

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

During the year ended December 31, 2017, the Company transferred its entire obligation to return securities borrowed under reverse repurchase agreements into the Level 2 category from the Level 1 category under the fair value hierarchy of ASC 820 as per the above table. The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2016. Changes to the valuation methodologies used with respect to the Company’s financial instruments are reviewed by management to ensure any such changes result in appropriate exit price valuations. The Company will refine its valuation methodologies as markets and products develop and pricing methodologies evolve. As a result of a refined valuation methodology, management concluded that its obligation to return securities borrowed under reverse repurchase agreements should be reclassified from Level 1 to Level 2.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s assets or liabilities which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended
December 31, 2017

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$12,894,819	$(21,491,710)	$(1,800,000)
Transfers (1):
Transfers into level 3	210,432,805	-	-	8,460,348	-	-	-	-	-	-	-
Transfers out of level 3	(71,347,747)	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	445,849,048	-	55,443,272	64,059,158	434,837	-	10,270,833	4,852,616	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,459,000	-	-
Proceeds from sales/redemptions	(269,380,568)	-	(11,143,185)	(4,533,594)	-	(15,015,709)	-	-	-	-	-
Proceeds from settlement	(232,485,685)	-	(26,272,003)	(39,563,051)	-	(4,264,765)	(13,534,402)	(397,597)	-	5,241,064	1,954,927
Total net gains/(losses) (3)
Included in net income	44,595,355	(1,099,880)	1,697,513	2,037,589	(1,869,629)	(25,409)	715,415	215,847	557,272	(227,155)	(154,927)
Ending Balance	$845,423,742	$2,661,566	$40,957,553	$161,250,065	$50,701,934	$18,889,693	$57,520,646	$5,083,514	$17,911,091	$(16,477,801)	$-

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2017 (4)	$42,735,977	$(832,685)	$1,227,614	$2,310,572	$(1,869,629)	$(2,877,929)	$659,206	$215,847	$557,272	$(227,155)	$-

(1) Transfers are assumed to occur at the beginning of the period.

(2) Transfers represent proceeds from transfer of loan participation.

(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$45,357,861
Unrealized gain/(loss) on derivative and other instruments, net	(382,082)
Net realized gain/(loss)	908,940
Equity in earnings/(loss) from affiliates	557,272
Total	$46,441,991

(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$41,568,973
Unrealized gain/(loss) on derivative and other instruments, net	(227,155)
Equity in earnings/(loss) from affiliates	557,272
Total	$41,899,090

Year Ended
December 31, 2016

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$451,677,960	$5,553,734	$54,761,837	$91,024,418	$14,077,716	$57,080,227	$72,800,000	$425,311	$-	$-	$-
Transfers (1):
Transfers into level 3	390,846,770	-	-	-	-	-	-	-	(316,580)	(30,046,861)	-
Transfers out of level 3	-	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	153,402,929	283,169	23,698,803	52,491,481	37,757,876	-	25,088,437	-	-	-	(1,564,266)
Capital contributions	-	-	-	-	-	-	-	-	13,570,173	-	-
Reclassification of security type (3)	-	-	-	-	3,103,111	-	-	-	-	-	-
Proceeds from sales/redemptions	(103,457,555)	-	(8,130,670)	(2,100,960)	-	(15,997,159)	-	-	-	-	-
Proceeds from settlement	(184,959,975)	-	(49,960,590)	(9,836,954)	-	(3,224,378)	(40,000,000)	(150,057)	-	8,823,951	-
Total net gains/(losses) (4)
Included in net income	10,250,405	(2,075,457)	862,576	(788,370)	(2,801,977)	336,886	2,180,363	137,394	(358,774)	(268,800)	(235,734)
Ending Balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$12,894,819	$(21,491,710)	$(1,800,000)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2016 (4)	$9,137,439	$(451,820)	$1,057,410	$(356,917)	$(2,801,977)	$(1,246,739)	$2,180,363	$137,394	$(358,774)	$(268,800)	$(235,734)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of assets and liabilities for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2017 and December 31, 2016:

Asset Class	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.94% - 31.75% (4.49%)
Non-Agency RMBS	$783,880,884	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 35.00% (10.50%)
			Projected Collateral Losses	0.00% - 50.00% (3.25%)
			Projected Collateral Severities	0.00% - 100.00% (34.77%)
	$14,794,010	Consensus Pricing	Offered Quotes	74.75 - 74.75 (74.75)
	$46,748,848	Recent Transaction	Recent Transaction	N/A
			Yield	7.00% - 25.00% (22.34%)
Non-Agency RMBS Interest Only	$2,661,566	Discounted Cash Flow	Projected Collateral Prepayments	10.50% - 18.00% (16.89%)
			Projected Collateral Losses	1.50% - 2.00% (1.57%)
			Projected Collateral Severities	10.00% - 40.00% (14.43%)
			Yield	4.62% - 9.83% (7.56%)
ABS	$40,957,553	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 40.00% (22.62%)
			Projected Collateral Losses	0.00% - 2.00% (1.74%)
			Projected Collateral Severities	0.00% - 50.00% (43.45%)
			Yield	-1.45% - 8.35% (6.24%)
CMBS	$157,684,840	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,565,225	Consensus Pricing	Offered Quotes	6.20 - 7.60 (7.12)
			Yield	2.93% - 5.90% (4.43%)
CMBS Interest Only	$50,701,934	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.25% - 9.00% (7.81%)
Residential Mortgage Loans	$18,889,693	Discounted Cash Flow	Projected Collateral Prepayments	2.98% - 5.05% (3.93%)
			Projected Collateral Losses	3.88% - 6.91% (4.27%)
			Projected Collateral Severities	20.21% - 37.25% (22.00%)
			Yield	6.52% - 6.52% (6.52%)
Commercial Loans	$32,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
	$24,720,646	Consensus Pricing	Offered Quotes	98.50 - 100.00 (99.13)
			Yield	9.12% - 11.74% (10.29%)
Excess Mortgage Servicing Rights	$4,800,708	Discounted Cash Flow	Projected Collateral Prepayments	7.59% - 11.85% (9.67%)
	$282,806	Consensus Pricing	Offered Quotes	0.04 - 0.52 (0.48)
AG Arc	$17,911,091	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.23% - 3.23% (3.23%)
Securitized debt	$(16,477,801)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.70% - 18.56% (5.11%)
Non-Agency RMBS	$694,948,644	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 35.00% (9.85%)
			Projected Collateral Losses	0.00% - 38.00% (5.11%)
			Projected Collateral Severities	0.00% - 100.00% (37.24%)
	$22,811,890	Consensus Pricing	Offered Quotes	21.50 - 100.07 (78.89)
			Yield	17.50% - 17.50% (17.50%)
Non-Agency RMBS Interest Only	$3,761,446	Discounted Cash Flow	Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	0.50% - 0.50% (0.50%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	4.16% - 6.47% (4.98%)
ABS	$21,231,956	Discounted Cash Flow	Projected Collateral Prepayments	1.50% - 40.00% (22.31%)
			Projected Collateral Losses	0.00% - 2.00% (0.88%)
			Projected Collateral Severities	0.00% - 50.00% (9.81%)
			Yield	3.32% - 9.16% (6.13%)
CMBS	121,056,008	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$9,733,607	Consensus Pricing	Offered Quotes	5.03 - 99.81 (68.64)
			Yield	2.51% - 9.49% (5.85%)
CMBS Interest Only	$52,136,726	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.50% - 8.00% (7.42%)
Residential Mortgage Loans	$38,195,576	Discounted Cash Flow	Projected Collateral Prepayments	2.62% - 6.78% (5.35%)
			Projected Collateral Losses	2.98% - 4.41% (4.01%)
			Projected Collateral Severities	16.07% - 46.27% (31.40%)
			Yield	5.65% - 21.70% (7.98%)
Commercial Loans	$44,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 10 bps (6.16 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
	$15,268,800	Consensus Pricing	Offered Quotes	95.43 - 95.43 (95.43)
Excess Mortgage Servicing Rights	$412,648	Discounted Cash Flow	Offered Quotes	0.09 - 0.62 (0.55)
AG Arc	$12,894,819	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.36% - 3.36% (3.36%)
Securitized debt	$(21,491,710)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)
			Yield	21.70% - 21.70% (21.70%)
Loan participation payable	$(1,800,000)	Discounted Cash Flow	Credit Spread	10 bps - 10 bps (10 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)

* Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2016.

As further described above, values for the Company’s securities portfolio are based upon prices obtained from third-party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s securities are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Also as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, specialized third-party valuation service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. These valuations also require significant judgments, which include assumptions regarding capitalization rates, re-performance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2017:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$128,779,000	1.80%	3.2%	$133,012,426	$133,030,219	$375,987
30 days or less	2,105,103,000	1.94%	9.6%	2,361,573,884	2,302,744,090	8,406,811
31-60 days	611,763,000	1.76%	7.6%	677,310,405	670,307,102	2,131,225
61-90 days	32,445,000	3.04%	25.9%	43,850,631	42,711,854	300,842
91-180 days	1,131,000	3.21%	22.7%	1,462,574	1,478,767	1,296
Greater than 180 days	93,059,628	3.00%	20.4%	119,489,680	118,698,392	46,682
Total / Weighted Average	$2,972,280,628	1.94%	9.4%	$3,336,699,600	$3,268,970,424	$11,262,843

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of December 31, 2017:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$10,330,390	4.07%	34.8%	$15,860,583	$14,870,542	$10,316

(1) As of December 31, 2017, the weighted average rate equaled the weighted average funding cost on the Company's repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of December 31, 2017:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	3.70%	33.5%	$32,800,000	$32,800,000	$203,633

(1) As of December 31, 2017, the weighted average rate equaled the weighted average funding cost on the Company's repurchase agreements secured by commercial loans as a result of the full recognition of deferred fee amounts.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on December 31, 2017 and December 31, 2016, broken out by investment type:

	December 31, 2017	December 31, 2016
Fair Value of investments pledged as collateral under repurchase agreements:
Agency RMBS	$2,118,615,429	$965,154,048
Non-Agency RMBS	976,071,673	990,985,143
ABS	30,832,553	21,231,956
CMBS	211,179,945	201,464,058
Residential Mortgage Loans	15,860,583	31,031,107
Commercial Loans	32,800,000	32,800,000
Cash pledged (i.e., restricted cash) as collateral under repurchase agreements	12,155,251	17,149,022
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	-	3,057,814
Total collateral pledged under Repurchase agreements	$3,397,515,434	$2,262,873,148

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on December 31, 2017 and December 31, 2016, broken out by investment type:

	December 31, 2017	December 31, 2016
Repurchase agreements secured by:
Agency RMBS	$2,005,133,000	$907,041,000
Non-Agency RMBS	784,896,628	776,459,104
ABS	22,761,000	15,283,000
CMBS	159,490,000	154,386,000
Residential Mortgage Loans	10,330,390	25,544,702
Commercial Loans	21,796,000	21,796,000
Gross Liability for Repurchase agreements	$3,004,407,018	$1,900,509,806

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of December 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$3,004,407,018	$-	$3,004,407,018	$3,004,407,018	$-	$-

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of December 31, 2017 and December 31, 2016 the Company had 39 and 37 financing counterparties, respectively, under which it had outstanding debt with 27 and 23 counterparties, respectively.

The following table presents information at December 31, 2017 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
RBC (Barbados) Trading Bank Corporation	$45,239,399	26	6%
Barclays Capital Inc	39,358,150	13	6%

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

On April 13, 2015, the Company, AG MIT, LLC (“AG MIT”) and AG MIT CMO, LLC (“AG MIT CMO”), each a subsidiary of the Company, entered into Amendment Number 2 to the Master Repurchase and Securities Contract (the “Second Renewal”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Company elected not to renew the Second Renewal as of December 31, 2017, and the securities that were financed under this facility have since been financed with different counterparties. As of December 31, 2016, the Company had $93.4 million of debt outstanding under this facility.

On February 14, 2018, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Five Six of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending May 23, 2018 and a facility termination date of February 22, 2019. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $50.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. In the event the debt outstanding under the WFB1 Repurchase Agreement falls below $7.0 million, a cash trap trigger event will occur in which all income payments received by Wells Fargo will be applied against the outstanding balance until the WFB1 Repurchase Agreement is paid off. As of December 31, 2017, the Company had $10.3 million of debt outstanding under the WFB1 Repurchase Agreement. As of December 31, 2016, the Company had $25.5 million of debt outstanding under Amendment Number Four of the WFB1 Repurchase Agreement.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”) with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provided for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to the satisfaction of certain terms of the extensions described below. AG MIT CREL had three (3) one-year options to extend the term of the CREL Repurchase Agreement.

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “First Amendment”) with Wells Fargo. The First Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The First Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The First Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The First Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of December 31, 2017 and December 31, 2016, the Company had $21.8 million of debt outstanding under this facility.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In September 2016, the Company exercised its first option to extend the term of the CREL Repurchase Agreement. In June 2017, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 2 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “Second Amendment”) with Wells Fargo. The Second Amendment amended the CREL Repurchase Agreement to extend the facility termination date to July 1, 2019 and removed the second and third extension options.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

7. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), TBAs, swaption contracts and Eurodollar Futures and U.S. Treasury Futures, (collectively, “Futures”). Derivatives have not been designated as hedging instruments. The Company may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities.

The Company may exchange cash “variation margin” with the counterparties to its derivative instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those derivatives are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts.

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the “Restricted cash” line item in the consolidated balance sheets. Prior to the first quarter of 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of derivative instruments are included in the “Restricted cash” line item in the consolidated balance sheets. Any cash held by the Company as collateral was included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the fair value of the Company's derivative and other instruments and their balance sheet location at December 31, 2017 and December 31, 2016.

Derivatives and Other Instruments	Designation	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate swaps	Non-Hedge	Derivative liabilities, at fair value	$(450,208)	$(1,847,219)
Interest rate swaps	Non-Hedge	Derivative assets, at fair value	1,428,240	3,703,366
Swaptions	Non-Hedge	Derivative assets, at fair value	362,202	-
TBAs	Non-Hedge	Derivative liabilities, at fair value	-	(423,825)
TBAs	Non-Hedge	Derivative assets, at fair value	226,565	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative liabilities, at fair value	-	(636,211)
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	110,063	-
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (1)	(24,379,356)	(22,365,000)

(1) The Company's obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	December 31, 2017	December 31, 2016
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,227,000,000	$644,000,000
Notional amount of Swaptions	270,000,000	-
Net notional amount of TBAs	100,000,000	(25,000,000)
Notional amount of short positions on U.S. Treasury Futures (1)	(52,500,000)	(141,500,000)
Notional amount of short positions on U.S. Treasuries	(24,668,000)	(24,000,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Year Ended	Year Ended	Year Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	December 31, 2017	December 31, 2016	December 31, 2015
Interest rate swaps	Unrealized gain/(loss) on derivative and other instruments, net	$20,546,615	$5,009,458	$(8,018,902)
Interest rate swaps	Net realized gain/(loss)	(9,959,257)	(10,938,839)	(11,728,954)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(596,298)	-	-
Long positions on Eurodollar Futures	Net realized gain/(loss)	-	(1,045,697)	-
Short positions on Eurodollar Futures	Net realized gain/(loss)	1,371,787	2,104,465	-
Long positions on U.S. Treasury Futures	Net realized gain/(loss)	-	(582,876)	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	748,047	(639,030)	-
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	(4,050,496)	2,140,886	-
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	650,389	(282,225)	(1,622,070)
TBAs	Net realized gain/(loss)	1,668,672	2,771,406	1,909,844
Long positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	2,588,711	(2,588,711)
Long positions on U.S. Treasuries	Net realized gain/(loss)	-	3,241,250	(5,284,258)
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(1,630,918)	1,724,922	-
Short positions on U.S. Treasuries	Net realized gain/(loss)	1,741,548	280,625	(3,013,867)

(1) For the year ended December 31, 2017, gains and losses from purchases and sales of TBAs consisted of $3.1 million, of net TBA dollar roll net interest income, and net losses of $0.8 million, due to price changes. For the year ended December 31, 2016, gains and losses from purchases and sales of TBAs consisted of $0.3 million, of net TBA dollar roll net interest income, and net gains of $2.2 million, due to price changes. For the year ended December 31, 2015, gains and losses from purchases and sales of TBAs consisted of $2.2 million, of net TBA dollar roll net interest income, and net losses of $1.9 million, due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of December 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheets

Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$24,671,320	$-	$24,671,320	$24,379,356	$-	$291,964

Derivative Assets (1)
Interest Rate Swaps	$4,543,743	$-	$4,543,743	$-	$1,666,444	$2,877,299
Interest Rate Swaptions	362,202	-	362,202	-	-	362,202
TBAs	226,565	-	226,565	-	-	226,565
U.S. Treasury Futures - Short	110,063	-	110,063	-	-	110,063
Total Derivative Assets	$5,242,573	$-	$5,242,573	$-	$1,666,444	$3,576,129

Derivative Liabilities (2)
Interest Rate Swaps	$(5,645)	$-	$(5,645)	$-	$(5,645)	$-
Total Derivative Liabilities	$(5,645)	$-	$(5,645)	$-	$(5,645)	$-

(1) Included in Derivative Assets on the consolidated balance sheet is $5,242,573 less accrued interest of $(3,115,503) for a total of $2,127,070.
(2) Included in Derivative Liabilities on the consolidated balance sheet is $(5,645) plus accrued interest of $(444,563) for a total of $450,208.

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

Derivative Assets (2)
Interest Rate Swaps	$4,559,134	$-	$4,559,134	$-	$879,575	$3,679,559
Total Derivative Assets	$4,559,134	$-	$4,559,134	$-	$879,575	$3,679,559

Derivative Liabilities (3)
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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of December 31, 2017, the Company pledged real estate securities with a fair value of $7.5 million and cash of $25.4 million as collateral against certain derivatives. Of the $25.4 million of cash pledged as collateral against certain derivatives, $18.9 million represents amounts related to variation margin. The Company’s counterparties posted cash of $1.7 million as collateral for certain derivatives. On December 31, 2016, the Company pledged real estate securities with a fair value of $7.1 million and cash of $9.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $0.9 million to it as collateral for certain derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2017:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000,000	1.36%	1.43%	1.88
2020	835,000,000	1.77%	1.52%	2.54
2022	653,000,000	1.90%	1.51%	4.59
2024	230,000,000	2.06%	1.47%	6.50
2026	75,000,000	2.12%	1.44%	8.89
2027	264,000,000	2.35%	1.50%	9.69
Total/Wtd Avg	$2,227,000,000	1.89%	1.50%	4.56

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about the Company’s TBAs for the years ended December 31, 2017, December 31, 2016, and December 31, 2015:

For the Year Ended December 31, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000,000	$2,231,000,000	$(2,181,000,000)	$100,000,000	$102,710,940	$(102,484,375)	$226,565	$-
TBAs - Short	$(75,000,000)	$75,000,000	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000,000	$429,000,000	$(454,000,000)	$50,000,000	$51,250,000	$(51,427,734)	$-	$(177,734)
TBAs - Short	$-	$705,000,000	$(780,000,000)	$(75,000,000)	$(74,589,840)	$74,343,750	$-	$(246,090)

For the Year Ended December 31, 2015
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$225,000,000	$1,092,000,000	$(1,242,000,000)	$75,000,000	$77,361,330	$(77,502,930)	$-	$(141,600)
TBAs - Short	$-	$254,000,000	$(254,000,000)	$-	$-	$-	$-	$-

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

As of December 31, 2017, December 31, 2016, and December 31, 2015 the Company’s outstanding warrants and unvested restricted stock units were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Outstanding warrants	1,007,500	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	60,000	20,003	40,006

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$105,088,194	$50,213,355	$349,121

Denominator:
Basic weighted average common shares outstanding	27,866,299	27,952,185	28,398,718
Dilutive effect of restricted stock units	16,822	926	11,190
Dilutive weighted average common shares outstanding	27,883,121	27,953,111	28,409,908

Basic Earnings/(Loss) Per Share of Common Stock:	$3.77	$1.80	$0.01
Diluted Earnings/(Loss) Per Share of Common Stock:	$3.77	$1.80	$0.01

The following tables detail our common stock dividends during the years ended December 31, 2017, 2016 and 2015:

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575	*
12/15/2017	12/29/2017	1/31/2018	0.475

*The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

2015
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/12/2015	3/23/2015	4/30/2015	$0.60
6/11/2015	6/22/2015	7/31/2015	0.60
9/10/2015	9/21/2015	10/30/2015	0.60
12/10/2015	12/21/2015	1/29/2016	0.475

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables detail our preferred stock dividends during the years ended December 31, 2017, 2016 and 2015:

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563
8.25% Series A	11/16/2017	11/30/2017	12/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50
8.00% Series B	11/16/2017	11/30/2017	12/18/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563
8.25% Series A	11/16/2016	11/30/2016	12/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50
8.00% Series B	11/16/2016	11/30/2016	12/19/2016	0.50

2015
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2015	2/27/2015	3/17/2015	$0.51563
8.25% Series A	5/14/2015	5/29/2015	6/17/2015	0.51563
8.25% Series A	8/14/2015	8/31/2015	9/17/2015	0.51563
8.25% Series A	11/13/2015	11/30/2015	12/17/2015	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2015	2/27/2015	3/17/2015	$0.50
8.00% Series B	5/14/2015	5/29/2015	6/17/2015	0.50
8.00% Series B	8/14/2015	8/31/2015	9/17/2015	0.50
8.00% Series B	11/13/2015	11/30/2015	12/17/2015	0.50

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

For the years ended December 31, 2017, and December 31, 2016, the Company elected to satisfy the REIT distribution requirements in part with a dividend paid in 2018 and 2017, respectively. In conjunction with these payments after year-end, the Company accrued an excise tax of $1.5 and $1.7 million for each of the years ended December 31, 2017 and December 31, 2016, which are included in the “Taxes payable” line item on the consolidated balance sheets. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 all income distributed was in the form of common and preferred dividends and was characterized as ordinary income.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2017, 2016 or 2015. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2017 and December 31, 2016, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company incurred management fees of $9.8 million, $9.8 million and $10.0 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2017, December 31, 2016, and December 31, 2015, no event of termination of the management agreement had occurred.

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

Of the $11.0 million, $10.3 million and $12.4 million of Other operating expenses for years ended December 31, 2017, December 31, 2016, and December 31, 2015, the Company has accrued $6.3 million, $6.0 million, and $7.1 million, respectively, representing a reimbursement of expenses.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of December 31, 2017, 62,138 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2017, the Company has granted an aggregate of 55,112 shares of restricted common stock to its independent directors and 160,250 shares of restricted common stock to its Manager under its equity incentive plans. As of December 31, 2017, 55,112 and 100,250 shares of restricted common stock granted to the Company’s independent directors and Manager, respectively, have vested.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Director compensation

For the year ended December 31, 2017, the Company paid a $120,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board.

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	57,981	$20.66	69,348	$19.72	82,426	$19.37
Granted (1)	71,452	18.50	8,636	13.88	6,916	17.34
Cancelled/forfeited	-	-	-	-	-	-
Unrestricted	(20,003)	18.53	(20,003)	14.48	(19,994)	17.45
Outstanding at end of year	109,430	$19.64	57,981	$20.66	69,348	$19.72
Unvested at end of year	60,000	$18.53	20,003	$18.86	40,006	$18.86

(1) The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date. The grant date fair value of restricted stock units is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, 31,455, 28,639, and 26,910 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2017, the Company had unrecognized compensation expense of $0.8 million related to restricted stock units. The total fair value of restricted shares and units vested for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was approximately $0.6 million, $0.4 million, and $0.5 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense on December 31, 2017 is expected to be recognized over a weighted average period of 18 months.

The Company capitalized equity based compensation expense of $0.5 million, $0.4 million, and $0.3 million during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, associated with the amortization of restricted stock and restricted stock units.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo, Gordon, in such entities and has applied the equity method of accounting for such investments. As of December 31, 2017 and December 31, 2016, the Company’s share of these investments had a fair market value of $88.3 million and $69.0 million, respectively.

The Company’s investment in AG Arc is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $17.9 million and $12.9 million on December 31, 2017 and December 31, 2016, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

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

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of December 31, 2017, these Excess MSRs had fair value of approximately $5.0 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $4.2 million as of December 31, 2017. As of December 31, 2017, the Company’s remaining commitment was $29.2 million.

Transactions with affiliates

In May 2015, the Company completed an arm’s-length securitization with other investors managed by an affiliate of the Manager (the “Related Parties”) by combining the assets of a prior private securitization, in which the Company held a 10.0% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of $3.1 million as of the date of the securitization. The Company completed another similar arm’s-length securitization in July 2015 with the Related Parties by combining the assets of a private securitization, in which the Company held a 7.5% ownership interest, with the assets of another private securitization held entirely by the Related Parties. The Company’s investment in this securitization is reflected on the “Non-Agency” line item on the consolidated balance sheets and had a fair value of a fair value of $5.1 million as of the date of the securitization. The remaining interests in each securitization were owned by certain of the Related Parties. Each securitization was backed by collateral consisting of seasoned NPLs and RPLs. The Company obtained third-party pricing for each transaction.

In July 2015, the Company completed an arm’s-length purchase at fair value. Certain entities managed by an affiliate of the Company's Manager (“Related Entities”) had previously formed a joint venture (“Joint Venture”) with an unaffiliated third party. The Joint Venture owns certain multi-family properties for which the mortgages partly collateralize a securitization wherein the Company purchased certain bond tranches. To ensure an arm’s-length transaction, an affiliate of the Manager delegated its decision making rights with respect to the securitization to a third party-servicer. In addition, the members of the Joint Venture agreed to cease sharing material non-public information with the Company’s investment team regarding the collateral. The investment by the Company in these bond tranches was reflected on the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets with a fair value of $7.1 million as of the date of the purchase.

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm for (i) non-performing loans and (ii) re-performing loans. For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the fees paid by the Company to the Asset Manager, totaled $175,780, $259,116, and $33,139, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays a sourcing fee to Arc Home based on the net equity invested by the Company in these investments. the sourcing fees paid by the Company to Arc Home totaled $10,762. The Company paid no sourcing fees to Arc Home for the years ended December 31, 2016 and December 31, 2015.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In February 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company executed one trade whereby the Company acquired a real estate security from an affiliate of the Manager (the “February Selling Affiliate”). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, the Company submitted its bid for the real estate security to the February Selling Affiliate. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

In July 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the “July Selling Affiliate”). As of the date of the trade, the securities acquired from the July Selling Affiliate had a total fair value of $0.2 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by an independent third-party pricing vendor. The third-party pricing vendor allowed the Company to confirm third-party market pricing and best execution.

In October 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and loans from two affiliates of the Manager (the “October Selling Affiliates”). As of the date of the trade, the securities and loans acquired from the October Selling Affiliates had a total fair value of $8.4 million. As procuring market bids for the real estate securities and loans were determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

11. Equity

On May 6, 2015, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock. On December 31, 2017, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the registration statement.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and is set to expire on July 6, 2018. No warrants were exercised for the years ended December 31, 2017 and December 31, 2016.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2017, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the year ended December 31, 2017 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program for the year ended December 31, 2016:

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

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which the Company refers to as the “Equity Distribution Agreements,” pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of December 31, 2017, the Company sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into Arc Home’s LLC Agreement and agreed to fund an initial capital commitment of $30.0 million. On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million. As of December 31, 2017, the Company’s share of Arc Home’s total capital commitment was $17.8 million. The Company had funded all of its capital commitment to Arc Home as of December 31, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On February 28, 2017, the Company, alongside another private fund under the management of Angelo, Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. The Company’s share of the commitment is $14.6 million of which the Company had funded $10.4 million as of December 31, 2017. As of December 31, 2017, the Company’s remaining commitment was $4.2 million.

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $4.2 million as of December 31, 2017. As of December 31, 2017, the Company’s remaining commitment was $29.2 million.

In the normal course of business, the Company enters into agreements where payment may become due if certain events occur. Management believes that the probability of making such payments is remote.

13. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Assets
Real estate securities and loans, at fair value:	$479,433,571	$484,492,172
Mortgage servicing rights, at fair value	57,851,266	26,398,714
Other assets	74,453,564	114,987,583
Total Assets	$611,738,401	$625,878,469

Liabilities
Repurchase agreements	$154,269,485	$252,386,305
Other liabilities	39,831,756	18,549,365
Total Liabilities	194,101,241	270,935,670

Total Members' Equity
Members' equity	415,395,857	354,942,799
Noncontrolling preferred interests	2,241,303	-
Total Member's equity	417,637,160	354,942,799

Total Liabilities & Members' Equity	$611,738,401	$625,878,469

The Company's Investments in debt and equity of affiliates (1)	$99,696,347	$72,215,919

(1) The Company's Investments in debt and equity of affiliates reflect different ownership percentages in multiple equity method investees.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net Interest Income
Interest income	$53,213,306	$47,206,287	$56,760,416
Interest expense	10,904,787	8,672,969	9,923,520
	42,308,519	38,533,318	46,836,896

Other Income
Net realized gain/(loss)	13,423,119	(22,482,696)	(26,330,913)
Unrealized gain (loss) on real estate securities and loans, net	28,738,483	(9,528,011)	12,654,247
Other income	13,751,949	4,454,605	5,815,331
	55,913,551	(27,556,102)	(7,861,335)

Expenses
Other operating expenses	23,279,012	19,708,725	16,300,734

Net Income/(Loss)	74,943,058	(8,731,509)	22,674,827

Net Income/(Loss) Attributable to Noncontrolling Preferred Interests	(244,598)	-	-

Net Income/(Loss) Attributable to Controlling Interest of Unconsolidated Equity Method Investments	$74,698,460	$(8,731,509)	$22,674,827

The Company's Equity in earnings/(loss) from affiliates (1)	$12,621,461	$1,518,862	$3,398,217

(1) The Company's equity in earnings/(loss) from affiliates reflect different ownership percentages in multiple equity method investees.

Refer to Note 2 for more detail on the Company’s investments in unconsolidated equity method affiliates.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Quarterly results (Unaudited)

Summarized quarterly results of operations were as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Statement of Operations Data:
Net Interest Income
Interest income	$27,959,892	$31,220,535	$33,592,587	$36,071,945
Interest expense	8,161,412	10,201,393	11,959,225	13,399,984
	19,798,480	21,019,142	21,633,362	22,671,961

Other Income
Net realized gain/(loss)	(2,428,087)	(10,121,477)	22,286	(1,459,014)
Realized loss on periodic interest settlements of derivative instruments, net	(1,609,977)	(1,857,542)	(2,147,452)	(2,147,981)
Unrealized gain/(loss) on real estate securities and loans, net	12,750,564	25,546,552	14,892,809	(7,661,091)
Unrealized gain/(loss) on derivative and other instruments, net	(125,872)	1,927,169	2,422,713	15,589,346
Other income	28,037	3,845	2,325	21,240
	8,614,665	15,498,547	15,192,681	4,342,500

Expenses
Management fee to affiliate	2,475,816	2,443,780	2,454,083	2,461,414
Other operating expenses	2,793,234	2,851,353	2,602,473	2,718,084
Servicing fees	76,001	86,001	22,991	49,271
Equity based compensation to affiliate	77,478	87,540	60,859	74,811
Excise tax	375,000	375,000	375,000	375,000
	5,797,529	5,843,674	5,515,406	5,678,580

Income/(loss) before equity in earnings/(loss) from affiliates	22,615,616	30,674,015	31,310,637	21,335,881
Equity in earnings/(loss) from affiliates	2,502,046	2,497,116	4,700,800	2,921,499
Net Income/(Loss)	25,117,662	33,171,131	36,011,437	24,257,380

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$21,750,308	$29,803,777	$32,644,083	$20,890,026

Earnings/(Loss) Per Share of Common Stock
Basic	$0.79	$1.08	$1.17	$0.74
Diluted	$0.78	$1.07	$1.17	$0.74

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Statement of Operations Data:
Net Interest Income
Interest income	$30,697,158	$30,200,296	$30,573,134	$31,535,524
Interest expense	8,560,299	8,396,997	8,525,365	8,302,370
	22,136,859	21,803,299	22,047,769	23,233,154

Other Income
Net realized gain/(loss)	(12,986,658)	(5,317,085)	9,578,488	(1,665,863)
Realized loss on periodic interest settlements of derivative instruments, net	(2,377,775)	(1,607,539)	(1,034,251)	(990,073)
Unrealized gain/(loss) on real estate securities and loans, net	8,840,770	10,958,117	13,461,216	(30,587,677)
Unrealized gain/(loss) on derivative and other instruments, net	(11,956,002)	202,572	6,961,061	13,405,453
Other income	25,391	1,995	341,345	5,171
	(18,454,274)	4,238,060	29,307,859	(19,832,989)

Expenses
Management fee to affiliate	2,450,143	2,420,782	2,451,387	2,487,115
Other operating expenses	3,046,812	2,664,252	2,870,662	1,708,787
Servicing fees	130,370	106,974	121,806	44,979
Equity based compensation to affiliate	54,971	87,183	75,774	80,664
Excise tax	375,000	375,000	238,167	525,000
	6,057,296	5,654,191	5,757,796	4,846,545

Income/(loss) before equity in earnings/(loss) from affiliates	(2,374,711)	20,387,168	45,597,832	(1,446,380)
Equity in earnings/(loss) from affiliates	(69,716)	689,973	534,133	364,472
Net Income/(Loss)	(2,444,427)	21,077,141	46,131,965	(1,081,908)

Dividends on preferred stock	3,367,354	3,367,354	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$(5,811,781)	$17,709,787	$42,764,611	$(4,449,262)

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.21)	$0.63	$1.54	$(0.16)
Diluted	$(0.21)	$0.63	$1.54	$(0.16)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.	Exhibits:

Exhibit No.	Description

*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Articles of Amendment to Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

*3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

*3.4	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012

*3.5	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Manager Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

Exhibit No.	Description

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014 between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.14 of Form 10-Q , filed with the Securities and Exchange Commission on August 6, 2015.

*10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2017.**

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Additional Material U.S. Federal Income Tax Considerations.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

February 28, 2018	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

February 28, 2018	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman
Chief Financial Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2018	By:	/s/ DAVID N. ROBERTS
David Roberts Director, Chief Executive Officer and President

February 28, 2018	By:	/s/ FRANK STADELMAIER
Frank Stadelmaier Director

February 28, 2018	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg Director

February 28, 2018	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

February 28, 2018	By:	/s/ DEBRA HESS
Debra Hess Director

February 28, 2018	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director
February 28, 2018	By:	/s PETER LINNEMAN
Peter Linneman Director

