Form 10-Q
period 2018-03-31
AG Mortgage Investment Trust, Inc.
filed 2018-05-03
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 23, 2018, there were 28,200,928 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Real estate securities, at fair value:
Agency - $1,929,807,027 and $2,126,135,420 pledged as collateral, respectively	$2,118,422,605	$2,247,161,035
Non-Agency - $832,743,710 and $976,071,673 pledged as collateral, respectively	858,632,285	1,004,255,658
ABS - $23,718,842 and $30,832,553 pledged as collateral, respectively	35,838,056	40,957,553
CMBS - $227,855,627 and $211,179,945 pledged as collateral, respectively	240,792,145	220,168,505
Residential mortgage loans, at fair value - $16,814,571 and $15,860,583 pledged as collateral, respectively	19,872,126	18,889,693
Commercial loans, at fair value - $32,800,000 pledged as collateral	57,665,864	57,520,646
Investments in debt and equity of affiliates	141,706,961	99,696,347
Excess mortgage servicing rights, at fair value	30,746,462	5,083,514
Cash and cash equivalents	25,293,928	15,199,655
Restricted cash	42,278,679	37,615,281
Interest receivable	12,396,233	12,607,386
Receivable on unsettled trades - $98,584,870 and $0 pledged as collateral, respectively	104,653,697	-
Receivable under reverse repurchase agreements	-	24,671,320
Derivative assets, at fair value	4,571,441	2,127,070
Other assets	2,830,990	2,491,201
Due from broker	1,382,960	850,514
Total Assets	$3,697,084,432	$3,789,295,378

Liabilities
Repurchase agreements	$2,826,579,322	$3,004,407,018
Securitized debt, at fair value	15,496,402	16,477,801
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	-	24,379,356
Payable on unsettled trades	117,355,622	2,418,710
Interest payable	5,866,534	5,225,940
Derivative liabilities, at fair value	786,211	450,208
Dividend payable	13,392,945	13,391,457
Due to affiliates	4,080,540	4,258,074
Accrued expenses	1,288,618	790,271
Taxes payable	548,448	1,545,448
Due to broker	5,863,666	1,691,888
Total Liabilities	2,991,258,308	3,075,036,171
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,195,673 and 28,192,541 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	281,958	281,927
Additional paid-in capital	585,610,068	585,530,292
Retained earnings/(deficit)	(41,279,907)	(32,767,017)
Total Stockholders' Equity	705,826,124	714,259,207

Total Liabilities & Stockholders' Equity	$3,697,084,432	$3,789,295,378

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net Interest Income
Interest income	$39,357,147	$27,959,892
Interest expense	15,325,782	8,161,412
	24,031,365	19,798,480

Other Income/(Loss)
Net realized gain/(loss)	(11,839,132)	(2,428,087)
Realized loss on periodic interest settlements of derivative instruments, net	(1,470,160)	(1,609,977)
Unrealized gain/(loss) on real estate securities and loans, net	(36,154,808)	12,750,564
Unrealized gain/(loss) on derivative and other instruments, net	37,089,966	(125,872)
Other income	255	28,037
	(12,373,879)	8,614,665

Expenses
Management fee to affiliate	2,439,169	2,475,816
Other operating expenses	3,222,544	2,793,234
Servicing fees	62,178	76,001
Equity based compensation to affiliate	51,462	77,478
Excise tax	375,000	375,000
	6,150,353	5,797,529

Income/(loss) before equity in earnings/(loss) from affiliates	5,507,133	22,615,616

Equity in earnings/(loss) from affiliates	2,740,276	2,502,046
Net Income/(Loss)	8,247,409	25,117,662

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$4,880,055	$21,750,308

Earnings/(Loss) Per Share of Common Stock
Basic	$0.17	$0.79
Diluted	$0.17	$0.78

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,195,673	27,701,902
Diluted	28,216,794	27,709,037

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2017	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390
Grant of restricted stock and amortization of equity based compensation	1,748	17	-	-	137,398	-	137,415
Common dividends declared	-	-	-	-	-	(13,158,404)	(13,158,404)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	25,117,662	25,117,662
Balance at March 31, 2017	27,701,902	$277,019	$49,920,772	$111,293,233	$576,413,720	$(73,299,035)	$664,605,709

Balance at January 1, 2018	28,192,541	$281,927	$49,920,772	$111,293,233	$585,530,292	$(32,767,017)	$714,259,207
Net proceeds from issuance of common stock	-	-	-	-	(63,145)	-	(63,145)
Grant of restricted stock and amortization of equity based compensation	3,132	31	-	-	142,921	-	142,952
Common dividends declared	-	-	-	-	-	(13,392,945)	(13,392,945)
Preferred Series A dividends declared	-	-	-	-	-	(1,067,354)	(1,067,354)
Preferred Series B dividends declared	-	-	-	-	-	(2,300,000)	(2,300,000)
Net Income/(Loss)	-	-	-	-	-	8,247,409	8,247,409
Balance at March 31, 2018	28,195,673	$281,958	$49,920,772	$111,293,233	$585,610,068	$(41,279,907)	$705,826,124

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income/(loss)	$8,247,409	$25,117,662
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	(959,487)	(1,956,993)
Net realized (gain)/loss	11,839,132	2,428,087
Unrealized (gains)/losses on real estate securities and loans, net	36,154,808	(12,750,564)
Unrealized (gains)/losses on derivative and other instruments, net	(37,089,966)	125,872
Equity based compensation to affiliate	51,462	77,478
Equity based compensation expense	91,490	59,937
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	2,126,634	(866,267)
Change in operating assets/liabilities:
Interest receivable	227,430	(211,830)
Other assets	(130,648)	(230,376)
Due from broker	(248,915)	20,628
Interest payable	5,155,495	1,918,238
Due to affiliates	(177,534)	382,101
Accrued expenses	561,492	(61,487)
Taxes payable	(997,000)	(1,291,000)
Net cash provided by (used in) operating activities	24,851,802	12,761,486

Cash Flows from Investing Activities
Purchase of real estate securities	(686,020,111)	(218,093,692)
Purchase of commercial loans	-	(10,270,833)
Purchase of U.S. Treasury securities	(249,658,991)	-
Purchase of excess mortgage servicing rights	(7,604,273)	(563,826)
Investments in debt and equity of affiliates	(39,215,900)	-
Proceeds from sales of real estate securities	728,366,471	119,058,418
Proceeds from sales of residential mortgage loans	-	4,512,819
Proceeds from sales of U.S. treasury securities	249,227,323	-
Principal repayments/return of basis on real estate securities and excess mortgage servicing rights	112,742,799	87,528,816
Principal repayments on commercial loans	-	12,301,688
Principal repayments on residential mortgage loans	182,647	673,963
Distribution received in excess of income from investments in debt and equity of affiliates	6,460,342	3,530,298
Net proceeds from/(payments made) on reverse repurchase agreements	24,695,299	22,680,932
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(24,032,417)	(22,413,242)
Net settlement of interest rate swaps and other instruments	6,504,134	332,939
Net settlement of TBAs	372,617	(242,031)
Cash flows provided by/(used in) other investing activities	1,223,914	1,981,673
Net cash provided by/(used in) investing activities	123,243,854	1,017,922

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	(63,145)	-
Borrowings under repurchase agreements	13,806,248,300	6,201,064,049
Repayments of repurchase agreements	(13,950,355,552)	(6,223,001,433)
Repayments of loan participation	-	(1,800,000)
Net collateral received from/(paid to) derivative counterparty	27,206,885	130,000
Net collateral received from/(paid to) repurchase counterparty	384,338	(321,773)
Dividends paid on common stock	(13,391,457)	(13,157,573)
Dividends paid on preferred stock	(3,367,354)	(3,367,354)
Net cash provided by/(used in) financing activities	(133,337,985)	(40,454,084)

Net change in cash, cash equivalents and restricted cash	14,757,671	(26,674,676)
Cash, cash equivalents, and restricted cash, Beginning of Period	52,814,936	79,053,418
Cash, cash equivalents, and restricted cash, End of Period	$67,572,607	$52,378,742

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$14,513,480	$7,884,141
Cash paid for income tax	$1,379,449	$1,715,729
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$1,017,732	$-
Common stock dividends declared but not paid	$13,392,945	$13,158,404
Decrease in securitized debt	$994,075	$1,575,619
Transfer from residential mortgage loans to other assets	$-	$924,712
Transfer from non-agency to investments in debt and equity of affiliates	$44,969,520	$-
Transfer from repurchase agreements to investments in debt and equity of affiliates	$33,720,444	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$25,293,928	$29,647,529
Restricted cash	42,278,679	22,731,213
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$67,572,607	$52,378,742

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS asset types as “real estate securities” or “securities.”

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of March 31, 2018 and December 31, 2017, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker does not include variation margin received on centrally cleared derivatives. See Note 7 for more detail. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements and is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or repurchase agreement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 7 for more detail.

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

March 31, 2018

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

Any remaining unrealized losses on securities at March 31, 2018 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

March 31, 2018

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities and loans, including loans held through Mortgage Acquisition Holding I LLC (“MATH”) as discussed below. These underlying entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of March 31, 2018 and December 31, 2017, these investments had a fair market value of $331.0 million and $88.3 million, respectively.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. As of March 31, 2018 and December 31, 2017, the Company’s interest in AG Arc had a fair market value of $18.4 million and $17.9 million, respectively. See Note 10 for additional detail.

On August 27, 2017, the Company, alongside private funds under the management of Angelo, Gordon, formed “MATH” to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC (“MATT”) to purchase predominantly “Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which the Company agreed to provide $33.4 million for use in this mortgage investment business. The Company invests in MATT through MATH, and these indirect subsidiaries have chosen to make a fair value election on their respective financial instruments pursuant to ASC 825. As such, the Company will treat this investment consistently with this election. As of March 31, 2018, the Company had funded $4.2 of its total capital commitment and the Company’s outstanding commitment was $29.2 million (net of any return of capital to the Company).

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The Company entered into a resecuritization transaction which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. In determining the accounting treatment to be applied to this resecuritization transaction, the Company evaluated whether the entity used to facilitate this transaction was a VIE and, if so, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated. If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP. See Note 3 below for more detail.

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

March 31, 2018

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS, interest-only securities and Excess MSRs). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Repurchase agreements

The Company finances the acquisition of certain assets within its portfolio through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements approximates fair value.

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2018 and December 31, 2017, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2018 and December 31, 2017, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 7 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of March 31, 2018, and December 31, 2017, the Company had no positions in U.S. Treasury securities.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

March 31, 2018

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

Recent accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. The adoption of this standard reclassified certain items on the Company’s consolidated statement of cash flows between the “Cash flows from Operating Activities” and the “Cash Flows from Investing Activities” line items as it pertains to the settlement of certain instruments. The Company adopted ASU 2016-15 in the first quarter of 2018 and applied the guidance retrospectively to its prior period consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this standard required the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to its prior period consolidated statement of cash flows.

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

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2018 and December 31, 2017. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

The following table details the Company’s real estate securities portfolio as of March 31, 2018:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,811,490,058	$71,789,601	$1,883,279,659	$1,086,867	$(28,992,188)	$1,855,374,338	3.88%	3.33%
Fixed Rate CMO	50,935,170	399,564	51,334,734	-	(459,397)	50,875,337	3.00%	2.80%
ARM	117,027,852	51,429	117,079,281	-	(1,187,653)	115,891,628	2.42%	2.85%
Interest Only	570,498,512	(474,481,629)	96,016,883	2,023,607	(1,759,188)	96,281,302	3.79%	7.49%
Total Agency:	2,549,951,592	(402,241,035)	2,147,710,557	3,110,474	(32,398,426)	2,118,422,605	3.78%	3.48%

Credit Investments:
Non-Agency RMBS	1,005,616,106	(208,794,767)	796,821,339	62,177,364	(3,278,798)	855,719,905	4.56%	6.38%
Non-Agency RMBS Interest Only	359,519,282	(356,247,271)	3,272,011	124,325	(483,956)	2,912,380	0.44%	14.11%
Total Non-Agency:	1,365,135,388	(565,042,038)	800,093,350	62,301,689	(3,762,754)	858,632,285	3.91%	6.41%

ABS	35,649,380	(227,469)	35,421,911	440,594	(24,449)	35,838,056	8.33%	8.85%

CMBS	239,599,012	(46,725,949)	192,873,063	1,110,232	(1,816,126)	192,167,169	5.75%	6.25%
CMBS Interest Only	2,014,518,351	(1,968,803,554)	45,714,797	2,944,479	(34,300)	48,624,976	0.40%	6.67%
Total CMBS:	2,254,117,363	(2,015,529,503)	238,587,860	4,054,711	(1,850,426)	240,792,145	0.86%	6.34%

Total	$6,204,853,723	$(2,983,040,045)	$3,221,813,678	$69,907,468	$(38,036,055)	$3,253,685,091	2.74%	4.52%

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on March 31, 2018 and December 31, 2017:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018	$1,966,445,757	$(34,847,549)	$97,161,337	$(3,188,506)
December 31, 2017	1,116,925,170	(8,011,731)	188,434,092	(4,214,098)

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

For the three months ended March 31, 2018 the Company recognized an OTTI charge of $1.0 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $1.0 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $1.0 million of OTTI recorded, $0.6 million related to securities where OTTI was not recognized in a prior year.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of March 31, 2018:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$92,567,490	$92,906,904	5.66%
Greater than one year and less than or equal to five years	166,766,965	168,414,014	2.59%	21,877,339	21,029,824	3.12%	447,882,191	434,741,071	1.03%
Greater than five years and less than or equal to ten years	1,440,382,354	1,467,446,517	3.92%	74,403,963	74,987,059	4.16%	424,347,868	396,396,441	3.04%
Greater than ten years	414,991,984	415,833,143	3.76%	-	-	-	170,464,937	150,058,705	5.58%
Total	$2,022,141,303	$2,051,693,674	3.77%	$96,281,302	$96,016,883	3.79%	$1,135,262,486	$1,074,103,121	1.95%

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

The following table details weighted average life broken out by Agency RMBS, Agency IO and Credit Securities as of December 31, 2017:

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

For the three months ended March 31, 2018, the Company sold 57 securities for total proceeds of $728.4 million, with an additional $104.7 million of proceeds on 8 unsettled security sales as of quarter end, recording realized gains of $5.9 million and realized losses of $18.4 million. For the three months ended March 31, 2017, the Company sold 15 securities for total proceeds of $119.1 million, with an additional $12.9 million of proceeds on 1 unsettled security sale as of quarter end, recording realized gains of $0.5 million and realized losses of $0.7 million.

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

March 31, 2018

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

The following table details certain information on the Company’s consolidated VIE as of March 31, 2018:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$15,360,643	$15,496,402	3.41%	4.24%	2.84
Retained tranche	8,556,332	6,177,041	3.72%	16.54%	9.01
Total resecuritized asset	$23,916,975	$21,673,443	3.52%	7.74%	5.05

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of March 31, 2018, the fair market value of the consolidated tranche is included in the Company's consolidated balance sheets as "Non-Agency RMBS". As of March 31, 2018, the Company has recorded secured financing of $15.5 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

4. Loans

Residential mortgage loans

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of March 31, 2018:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life (Years) (2)
Residential mortgage loans	$25,393,461	$(7,305,239)	$18,088,222	$1,783,904	$-	$19,872,126	3.09%	12.12%	5.77

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

The table below summarizes certain aggregate pool level information pertaining to the Company’s residential mortgage loans:

	March 31, 2018		December 31, 2017
Loan Pool	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$11,880,681	$15,342,268	$11,384,032	$15,350,657
Non-Performing	7,991,445	10,051,193	7,505,661	10,324,909
	$19,872,126	$25,393,461	$18,889,693	$25,675,566

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

No OTTI was recorded for the three months ended March 31, 2018 or March 31, 2017 on the Company’s residential mortgage loans.

As of March 31, 2018 and December 31, 2017 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.7 million and $9.1 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	March 31, 2018	December 31, 2017
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
New York	38%	37%
California	7%	7%
Maryland	7%	7%
New Jersey	6%	6%

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months ended March 31, 2018 and March 31, 2017, respectively:

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

	Three Months Ended
	March 31, 2018	March 31, 2017
Beginning Balance	$9,318,058	$18,281,517
Accretion	(490,629)	(753,537)
Reclassifications from/(to) non-accretable difference	997,258	1,472,340
Disposals	-	(274,849)
Ending Balance	$9,824,687	$18,725,471

As of March 31, 2018, the Company’s residential mortgage loan portfolio was comprised of 123 conventional loans with original loan balances between $9,000 and $1.1 million.

As of December 31, 2017, the Company’s residential mortgage loan portfolio was comprised of 125 conventional loans with original loan balances between $9,000 and $1.1 million.

No residential mortgage loans were sold for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company sold 6 loans for total proceeds of $0.9 million, recording realized losses of $0.1 million. In addition, for the three months ended March 31, 2017, the Company received $3.6 million of proceeds from sold loans which were unsettled at December 31, 2016.

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on March 31, 2018.

				Gross Unrealized (1)			Weighted Average
Loan (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Weighted Average Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (2)	$32,800,000	$-	$32,800,000	$-	$-	$32,800,000	6.44%	6.82%	1.28	July 1, 2016	July 1, 2019	TX
Loan E (3)	14,521,806	(97,715)	14,424,091	25,107	-	14,449,198	10.13%	37.40%	0.02	April 9, 2017	April 9, 2021	Various
Loan F (4)	10,416,666	(49,299)	10,367,367	49,299	-	10,416,666	12.22%	14.39%	0.45	September 9, 2018	September 9, 2019	MN
	$57,738,472	$(147,014)	$57,591,458	$74,406	$-	$57,665,864	8.41%	15.85%	0.82

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of March 31, 2018, Loan B has been extended to the extended maturity date shown above.

(3) Loan E is a mezzanine loan. As of March 31, 2018, Loan E has been extended to April 9, 2018. Loan E paid off at par on April 9, 2018.

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

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2017.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

During the three months ended March 31, 2018 and March 31, 2017, the Company recorded $1.0 million and $0.1 million of discount accretion, respectively, on its commercial loans.

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

Values for the Company’s securities, Excess MSRs, securitized debt, derivatives and U.S. Treasury securities are based upon prices obtained from third party pricing services, which are indicative of market activity. The fair value of the Company’s obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

The fair value of the Company's mortgage loans and loan participation considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity (considering mortgage insurance). Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

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

March 31, 2018

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

The following table presents the Company’s financial instruments measured at fair value as of March 31, 2018:

	Fair Value at March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$1,855,374,338	$-	$1,855,374,338
Fixed Rate CMO	-	50,875,337	-	50,875,337
ARM	-	115,891,628	-	115,891,628
Interest Only	-	96,281,302	-	96,281,302
Credit Investments:
Non-Agency RMBS	-	124,800,787	730,919,118	855,719,905
Non-Agency RMBS Interest Only	-	-	2,912,380	2,912,380
ABS	-	-	35,838,056	35,838,056
CMBS	-	9,197,017	182,970,152	192,167,169
CMBS Interest Only	-	-	48,624,976	48,624,976
Residential mortgage loans	-	-	19,872,126	19,872,126
Commercial loans	-	-	57,665,864	57,665,864
Excess mortgage servicing rights	-	-	30,746,462	30,746,462
Derivative assets	-	4,571,441	-	4,571,441
AG Arc	-	-	18,438,220	18,438,220
Total Assets Carried at Fair Value	$-	$2,256,991,850	$1,127,987,354	$3,384,979,204

Liabilities:
Securitized debt	$-	$-	$(15,496,402)	$(15,496,402)
Derivative liabilities	-	(786,211)	-	(786,211)
Total Liabilities Carried at Fair Value	$-	$(786,211)	$(15,496,402)	$(16,282,613)

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2018 and March 31, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
March 31, 2018

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,423,742	$2,661,566	$40,957,553	$161,250,065	$50,701,934	$18,889,693	$57,520,646	$5,083,514	$17,911,091	$(16,477,801)
Transfers (1):
Transfers into level 3	8,034,505	-	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	(6,951,115)	-	-	-	-	-	-
Purchases/Transfers	91,585,501	-	2,968,228	30,200,000	-	-	-	25,371,355	-	-
Sales/Transfers	(178,121,105)	-	-	-	-	-	-	-	-	-
Proceeds from settlement	(37,950,606)	-	(7,973,847)	(903,961)	-	(182,647)	-	(333,636)	-	994,076
Total net gains/(losses) (2)
Included in net income	1,947,081	250,814	(113,878)	(624,837)	(2,076,958)	1,165,080	145,218	625,229	527,129	(12,677)
Ending Balance	$730,919,118	$2,912,380	$35,838,056	$182,970,152	$48,624,976	$19,872,126	$57,665,864	$30,746,462	$18,438,220	$(15,496,402)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2018 (3)	$1,024,331	$271,144	$(95,342)	$(624,837)	$(2,076,958)	$1,165,080	$145,218	$625,229	$527,129	$(12,677)

(1) Transfers are assumed to occur at the beginning of the period.

(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(3,323,576)
Unrealized gain/(loss) on derivative and other instruments, net	(12,677)
Net realized gain/(loss)	4,641,325
Equity in earnings/(loss) from affiliates	527,129
Total	$1,832,201

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$433,865
Unrealized gain/(loss) on derivative and other instruments, net	(12,677)
Equity in earnings/(loss) from affiliates	527,129
Total	$948,317

Three Months Ended
March 31, 2017

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$12,894,819	$(21,491,710)	$(1,800,000)
Transfers (1):
Transfers into level 3	85,643,243	-	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(35,886,288)	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers (2)	42,203,390	-	6,730,646	3,568,749	-	-	10,270,833	706,365	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	-	-
Reclassification of security type (3)	-	-	-	-	-	-	-	-	-	-	-
Proceeds from sales/redemptions	(23,675,362)	-	(7,665,627)	(4,533,594)	-	(854,447)	-	-	-	-	-
Proceeds from settlement	(29,360,521)	-	-	(8,485,256)	-	(665,982)	(12,357,896)	(10,364)	-	1,575,619	1,954,927
Total net gains/(losses) (4)
Included in net income	5,404,352	(203,496)	868,467	875,780	785,201	(419,236)	292,751	(52,526)	115,634	(32,648)	(154,927)
Ending Balance	$762,089,348	$3,557,950	$21,165,442	$122,215,294	$52,921,927	$36,255,911	$58,274,488	$1,056,123	$13,010,453	$(19,948,739)	$-

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2017 (5)	$5,394,508	$(203,496)	$838,732	$960,672	$785,201	$(488,629)	$236,542	$(52,526)	$115,634	$(32,648)	$-

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

March 31, 2018

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS	$ 712,175,513	Discounted Cash Flow	Yield	1.92% - 31.75% (4.46%)
			Projected Collateral Prepayments	0.00% - 35.00% (11.11%)
			Projected Collateral Losses	0.00% - 30.00% (3.25%)
			Projected Collateral Severities	0.00% - 100.00% (33.89%)
	$ 18,743,605	Consensus Pricing	Offered Quotes	75.00 - 100.21 (79.86)
Non-Agency RMBS Interest Only	$ 2,912,380	Discounted Cash Flow	Yield	7.00% - 25.00% (22.17%)
			Projected Collateral Prepayments	10.00% - 18.00% (16.79%)
			Projected Collateral Losses	0.75% - 2.00% (1.54%)
			Projected Collateral Severities	10.00% - 40.00% (13.91%)
ABS	$ 32,869,828	Discounted Cash Flow	Yield	6.03% - 10.06% (8.83%)
			Projected Collateral Prepayments	20.00% - 40.00% (23.40%)
			Projected Collateral Losses	0.00% - 2.00% (1.66%)
			Projected Collateral Severities	0.00% - 50.00% (41.51%)
	$ 2,968,228	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
CMBS	$ 179,926,667	Discounted Cash Flow	Yield	4.69% - 8.49% (6.64%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$ 3,043,485	Consensus Pricing	Offered Quotes	4.05 - 8.59 (7.46)
CMBS Interest Only	$ 48,624,976	Discounted Cash Flow	Yield	3.28% - 6.22% (4.77%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans	$ 19,872,126	Discounted Cash Flow	Yield	6.25% - 9.00% (7.93%)
			Projected Collateral Prepayments	3.75% - 4.79% (4.20%)
			Projected Collateral Losses	3.74% - 6.44% (4.50%)
			Projected Collateral Severities	13.03% - 36.62% (17.24%)
Commercial Loans	$ 32,800,000	Discounted Cash Flow	Yield	6.82% - 6.82% (6.82%)
			Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$ 24,865,864	Consensus Pricing	Offered Quotes	99.50 - 100.00 (99.71)
Excess Mortgage Servicing Rights	$ 30,473,264	Discounted Cash Flow	Yield	8.50% - 11.55% (9.18%)
			Projected Collateral Prepayments	6.34% - 10.23% (8.53%)
	$ 273,198	Consensus Pricing	Offered Quotes	0.04 - 0.53 (0.50)
AG Arc	$ 18,438,220	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt			Yield	3.77% - 3.77% (3.77%)
			Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
	$(15,496,402)	Discounted Cash Flow	Projected Collateral Severities	45.00% - 45.00% (45.00%)

(1) Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2018.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Asset Class	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-Agency RMBS			Yield	0.94% - 31.75% (4.49%)
			Projected Collateral Prepayments	0.00% - 35.00% (10.50%)
	$783,880,884	Discounted Cash Flow	Projected Collateral Losses	0.00% - 50.00% (3.25%)
			Projected Collateral Severities	0.00% - 100.00% (34.77%)
	$14,794,010	Consensus Pricing	Offered Quotes	74.75 - 74.75 (74.75)
	$46,748,848	Recent Transaction	Recent Transaction	N/A
Non-Agency RMBS Interest Only			Yield	7.00% - 25.00% (22.34%)
			Projected Collateral Prepayments	10.50% - 18.00% (16.89%)
			Projected Collateral Losses	1.50% - 2.00% (1.57%)
	$2,661,566	Discounted Cash Flow	Projected Collateral Severities	10.00% - 40.00% (14.43%)
ABS			Yield	4.62% - 9.83% (7.56%)
			Projected Collateral Prepayments	20.00% - 40.00% (22.62%)
			Projected Collateral Losses	0.00% - 2.00% (1.74%)
	$40,957,533	Discounted Cash Flow	Projected Collateral Severities	0.00% - 50.00% (43.45%)
CMBS			Yield	-1.45% - 8.35% (6.24%)
			Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
	$157,684,840	Discounted Cash Flow	Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,565,225	Consensus Pricing	Offered Quotes	6.20 - 7.60 (7.12)
CMBS Interest Only			Yield	2.93% - 5.90% (4.43%)
			Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
	$50,701,934	Discounted Cash Flow	Projected Collateral Severities	0.00% - 0.00% (0.00%)
Residential Mortgage Loans			Yield	6.25% - 9.00% (7.81%)
			Projected Collateral Prepayments	2.98% - 5.05% (3.93%)
			Projected Collateral Losses	3.88% - 6.91% (4.27%)
	$18,889,693	Discounted Cash Flow	Projected Collateral Severities	20.21% - 37.25% (22.00%)
Commercial Loans			Yield	6.52% - 6.52% (6.52%)
	$32,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage*	100.00% - 100.00% (100.00%)
	$24,720,646	Consensus Pricing	Offered Quotes	98.50 - 100.00 (99.13)
Excess Mortgage Servicing Rights	$4,800,708	Discounted Cash Flow	Yield	9.12% - 11.74% (10.29%)
			Projected Collateral Prepayments	7.59% - 11.85% (9.67%)
	$282,806	Consensus Pricing	Offered Quotes	0.04 - 0.52 (0.48)
AG Arc	$17,911,091	Comparable Multiple	Book Value Multiple	1.0x

Liability Class	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized debt			Yield	3.23% - 3.23% (3.23%)
			Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
	$(16,477,801)	Discounted Cash Flow	Projected Collateral Severities	40.00% - 40.00% (40.00%)

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

March 31, 2018

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of March 31, 2018:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$151,903,000	1.94%	3.0%	$156,588,143	$145,763,694	$456,989
30 days or less	2,024,067,000	2.13%	8.2%	2,240,364,126	2,132,654,293	8,139,124
31-60 days	425,297,000	2.16%	9.1%	484,440,715	475,429,145	1,595,810
61-90 days	36,694,000	3.51%	23.2%	47,830,538	46,937,640	259,376
91-180 days	102,578,000	2.06%	5.5%	111,944,057	110,514,688	338,035
Greater than 180 days	54,095,000	2.77%	16.9%	65,171,980	65,582,185	42,579
Total / Weighted Average	$2,794,634,000	2.15%	8.4%	$3,106,339,559	$2,976,881,645	$10,831,913

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of March 31, 2018:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$10,149,322	4.38%	39.6%	$16,814,571	$14,907,020	$10,168

(1) As of March 31, 2018, the weighted average rate equaled the weighted average funding cost on the Company's repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of March 31, 2018:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	4.02%	33.5%	$32,800,000	$32,800,000	$242,200

(1) As of March 31, 2018, the weighted average rate equaled the weighted average funding cost on the Company's repurchase agreements secured by commercial loans as a result of the full recognition of deferred fee amounts.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by commercial loans as of December 31, 2017:

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

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 7 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on March 31, 2018 and December 31, 2017, broken out by investment type:

	March 31, 2018	December 31, 2017
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$1,923,436,510	$2,118,615,429
Non-Agency RMBS	832,743,710	976,071,673
ABS	23,718,842	30,832,553
CMBS	227,855,627	211,179,945
Residential Mortgage Loans	16,814,571	15,860,583
Commercial Loans	32,800,000	32,800,000
Cash pledged (i.e., restricted cash) under repurchase agreements	13,077,367	12,155,251
Fair Value of unsettled trades pledged as collateral under repurchase agreements:	98,584,870	-
Total collateral pledged under Repurchase agreements	$3,169,031,497	$3,397,515,434

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on March 31, 2018 and December 31, 2017, broken out by investment type:

	March 31, 2018	December 31, 2017
Repurchase agreements secured by investments:
Agency RMBS	$1,913,609,000	$2,005,133,000
Non-Agency RMBS	679,431,000	784,896,628
ABS	17,934,000	22,761,000
CMBS	183,660,000	159,490,000
Residential Mortgage Loans	10,149,322	10,330,390
Commercial Loans	21,796,000	21,796,000
Gross Liability for Repurchase agreements	$2,826,579,322	$3,004,407,018

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of March 31, 2018:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,826,579,322	$-	$2,826,579,322	$2,826,579,322	$-	$-

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of March 31, 2018 and December 31, 2017 the Company had 39 financing counterparties under which it had outstanding debt with 28 and 27 counterparties, respectively.

The following table presents information at March 31, 2018 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
RBC (Barbados) Trading Bank Corporation	$39,125,300	24	6%

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

On February 14, 2018, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Number Six of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain beneficial interests in trusts owning participation interests in one or more pools of residential mortgage loans. Each transaction under the WFB1 Repurchase Agreement has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The WFB1 Repurchase Agreement provides for a funding period ending May 23, 2018 and a facility termination date of February 22, 2019. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $50.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. In the event the debt outstanding under the WFB1 Repurchase Agreement falls below $7.0 million, a cash trap trigger event will occur in which all income payments received by Wells Fargo will be applied against the outstanding balance until the WFB1 Repurchase Agreement is paid off. As of March 31, 2018 and December 31, 2017, the Company had $10.2 million and $10.3 million of debt outstanding under the WFB1 Repurchase Agreement, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “First Amendment”) with Wells Fargo. The First Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The First Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The First Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The First Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of March 31, 2018 and December 31, 2017, the Company had $21.8 million of debt outstanding under this facility.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

The following table presents the fair value of the Company's derivative and other instruments and their balance sheet location at March 31, 2018 and December 31, 2017.

Derivatives and Other Instruments	Designation	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Derivative liabilities, at fair value	$(428,630)	$(450,208)
Interest rate swaps (1)	Non-Hedge	Derivative assets, at fair value	2,431,220	1,428,240
Swaptions	Non-Hedge	Derivative assets, at fair value	1,128,348	362,202
TBAs	Non-Hedge	Derivative liabilities, at fair value	(357,581)	-
TBAs	Non-Hedge	Derivative assets, at fair value	1,011,873	226,565
Short positions on U.S. Treasury Futures (1)	Non-Hedge	Derivative liabilities, at fair value	-	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	-	110,063
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (2)	-	(24,379,356)

(1) As of March 31, 2018, the Company applied a reduction in fair value of $50.5 million and $0.9 million to its interest rate swap assets and liabilities, respectively, as well as a reduction in fair value of $0.4 million to its Short positions on U.S. Treasury Futures liabilities related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2) The Company's obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	March 31, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,442,000,000	$2,227,000,000
Notional amount of Swaptions	210,000,000	270,000,000
Net notional amount of TBAs	139,000,000	100,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(50,000,000)	(52,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,668,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	March 31, 2018	March 31, 2017
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$36,251,709	$1,231,214
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	351,771	-
Swaptions, at fair value	Net realized gain/(loss)	50,625	-
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(494,357)	106,499
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	672,780	(947,936)
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	427,727	359,765
TBAs (1)	Net realized gain/(loss)	372,617	(242,031)
Long positions on U.S. Treasuries	Net realized gain/(loss)	(448,242)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(94,004)	(1,724,922)
Short positions on U.S. Treasuries	Net realized gain/(loss)	579,617	1,730,547

(1) For the three months ended March 31, 2018, gains and losses from purchases and sales of TBAs consisted of $0.5 million of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes. For the three months ended March 31, 2017, gains and losses from purchases and sales of TBAs consisted of $0.4 million of net TBA dollar roll net interest income and net losses of $(0.2) million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of March 31, 2018:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$10,276,759	$-	$10,276,759	$-	$10,276,759	$-
Interest Rate Swaptions	1,128,348	-	1,128,348	-	800,000	328,348
TBAs	1,011,873	-	1,011,873	-	-	1,011,873
Total Derivative Assets	$12,416,980	$-	$12,416,980	$-	$11,076,759	$1,340,221

Derivative Liabilities (3)
Interest Rate Swaps	$(215,477)	$-	$(215,477)	$-	$(215,477)	$-
U.S. Treasury Futures - Short	-	-	-	-	-	-
TBAs	(357,581)	-	(357,581)	-	(357,581)	-
Total Derivative Liabilities	$(573,058)	$-	$(573,058)	$-	$(573,058)	$-

(1) The Company applied a reduction in fair value of $50.5 million and $0.9 million to its interest rate swap assets and liabilities, respectively, as well as a reduction in fair value of $0.4 million to its Short positions on U.S. Treasury Futures liabilities related to variation margin.

(2) Included in Derivative Assets on the consolidated balance sheet is $12,416,980 less accrued interest of $7,845,539 for a total of $4,571,441.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(573,058) plus accrued interest of $(213,153) for a total of $786,211.

The following table presents both gross information and net information about derivative instruments eligible for offset in the consolidated balance sheets as of December 31, 2017:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$24,671,320	$-	$24,671,320	$24,379,356	$-	$291,964

Derivative Assets (2)
Interest Rate Swaps	$4,543,743	$-	$4,543,743	$-	$1,666,444	$2,877,299
Interest Rate Swaptions	362,202	-	362,202	-	-	362,202
TBAs	226,565	-	226,565	-	-	226,565
U.S. Treasury Futures - Short	110,063	-	110,063	-	-	110,063
Total Derivative Assets	$5,242,573	$-	$5,242,573	$-	$1,666,444	$3,576,129

Derivative Liabilities (3)
Interest Rate Swaps	$(5,645)	$-	$(5,645)	$-	$(5,645)	$-
Total Derivative Liabilities	$(5,645)	$-	$(5,645)	$-	$(5,645)	$-

(1) The Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2) Included in Derivative Assets on the consolidated balance sheet is $5,242,573 less accrued interest of $(3,115,503) for a total of $2,127,070.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(5,645) plus accrued interest of $(444,563) for a total of $450,208.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of March 31, 2018, the Company pledged real estate securities with a fair value of $6.4 million and cash of $27.7 million as collateral against certain derivatives. The Company’s counterparties posted cash of $4.3 million to it as collateral for certain derivatives. As of December 31, 2017, the Company pledged real estate securities with a fair value of $7.5 million and cash of $25.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.7 million as collateral for certain derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

As of March 31, 2018, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of March 31, 2018:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000,000	1.36%	1.89%	1.63
2020	835,000,000	1.77%	2.02%	2.28
2022	653,000,000	1.90%	2.00%	4.34
2023	75,000,000	2.70%	1.79%	4.85
2024	230,000,000	2.06%	1.94%	6.25
2025	45,000,000	2.78%	2.08%	6.93
2026	75,000,000	2.12%	1.90%	8.64
2027	264,000,000	2.35%	1.97%	9.44
2028	95,000,000	2.81%	1.87%	9.87
Total/Wtd Avg	$2,442,000,000	1.97%	1.98%	4.59

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three months ended March 31, 2018 and March 31, 2017:

For the Three Months Ended March 31, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000,000	$635,000,000	$(596,000,000)	$139,000,000	$143,722,690	$(143,068,398)	$1,011,873	$(357,581)
TBAs - Short	$-	$551,000,000	$(551,000,000)	$-	$-	$-	$-	$-

For the Three Months Ended March 31, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000,000	$285,000,000	$(245,000,000)	$90,000,000	$93,367,972	$(93,432,031)	$417,956	$(482,015)
TBAs - Short	$(75,000,000)	$75,000,000	$-	$-	$-	$-	$-	$-

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

As of March 31, 2018 and March 31, 2017, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	March 31, 2018	March 31, 2017
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	60,000	20,003

Each warrant entitles the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three months ended March 31, 2018 and March 31, 2017, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$4,880,055	$21,750,308

Denominator:
Basic weighted average common shares outstanding	28,195,673	27,701,902
Dilutive effect of restricted stock units	21,121	7,135
Diluted weighted average common shares outstanding	28,216,794	27,709,037

Basic Earnings/(Loss) Per Share of Common Stock:	$0.17	$0.79
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.17	$0.78

The following tables detail our common stock dividends for the three months ended March 31, 2018 and March 31, 2017:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

The following tables detail our preferred stock dividends during the three months ended March 31, 2018 and March 31, 2017:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50

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

For the three months ended March 31, 2018 and March 31, 2017, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2018 or March 31, 2017. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of March 31, 2018 and December 31, 2017, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred management fees of approximately $2.4 million and $2.5 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2018 and December 31, 2017, no event of termination of the management agreement had occurred.

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

Of the $3.2 million and $2.8 million of Other operating expenses for the three months ended March 31, 2018 and March 31, 2017, respectively, the Company has accrued $1.8 million and $1.7 million, respectively, representing a reimbursement of expenses.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of March 31, 2018, 59,006 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2018, the Company has granted an aggregate of 58,244 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 shares of restricted stock units to its Manager under its equity incentive plans. As of March 31, 2018, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 60,000 restricted stock units granted to the Company’s Manager have vested.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Director compensation

Beginning in 2018, the Company pays a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo, Gordon, in such entities and has applied the equity method of accounting for such investments. As of March 31, 2018 and December 31, 2017, the Company’s share of these investments had a fair market value of $331.0 million and $88.3 million, respectively.

The Company’s investment in AG Arc is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $18.4 million and $17.9 million on March 31, 2018 and December 31, 2017, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

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

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $4.2 million as of March 31, 2018. As of March 31, 2018, the Company’s remaining commitment was $29.2 million (net of any return of capital to the Company).

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three months ended March 31, 2018 and March 31, 2017, the fees paid by the Company to the Asset Manager, totaled $47,641 and $50,466, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of March 31, 2018, these Excess MSRs had fair value of approximately $31.5 million.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays a sourcing fee to Arc Home. For the three months ended March 31, 2018 the sourcing fees paid by the Company to Arc Home totaled $19,935. No sourcing fees were paid to Arc Home for the three months ended March 31, 2017.

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

In October 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and loans from two affiliates of the Manager (the “October Selling Affiliates”). As of the date of the trade, the real estate securities and loans acquired from the October Selling Affiliates had a total fair value of $8.4 million. As procuring market bids for the real estate securities and loans were determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

11. Equity

On May 6, 2015, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the “2015 Registration Statement”). As of March 31, 2018, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the 2015 Registration Statement. The 2015 Registration Statement will expire on May 21, 2018. On May 2, 2018, the Company filed a new shelf registration statement registering up to $750.0 million of its securities, including capital stock, which has not yet been declared effective by the SEC.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and is set to expire on July 6, 2018. No warrants were exercised for the three months ended March 31, 2018 and March 31, 2017.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2018, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2018 or March 31, 2017, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents”), which the Company refers to as the “Equity Distribution Agreements,” pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of March 31, 2018, the Company sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into Arc Home’s LLC Agreement and agreed to fund an initial capital commitment of $30.0 million. On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million. As of March 31, 2018, the Company’s share of Arc Home’s total capital commitment was $17.8 million. The Company had funded all of its capital commitment to Arc Home as of March 31, 2018.

On February 28, 2017, the Company, alongside a private fund under the management of Angelo, Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. The Company’s share of the commitment is $14.6 million of which the Company had funded $10.4 million as of March 31, 2018. As of March 31, 2018, the Company’s remaining commitment was $4.2 million.

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $4.2 million as of March 31, 2018. As of March 31, 2018, the Company’s remaining commitment was $29.2 million (net of any return of capital to the Company).

On March 29, 2018, the Company alongside private funds under the management of Angelo, Gordon, purchased a revolving note. The Company’s share of the total commitment to the revolving note is $7.1 million, of which the Company has funded $3.0 million as of March 31, 2018. As of March 31, 2018, the Company’s remaining commitment was $4.1 million.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-looking statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, the potential effects of actual and proposed legislation on us, and our views on certain macroeconomic trends. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability and terms of financing, changes in the market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities and loans, and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Our company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities and financial assets, which we refer to as our target assets. Recently, our target assets were expanded to include investments in real estate. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo, Gordon, pursuant to a management agreement. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the ticker symbols MITT-PA and MITT-PB, respectively.

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

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities);

•	Sequential pay fixed rate collateralized mortgage obligations (“CMOs”);

•	Inverse Interest-Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR);

•	Interest-Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS “interest-only strips”);

•	Excess mortgage servicing rights (“Excess MSRs”) whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE (grouped with Interest-Only securities throughout this Item 2); and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as our Non-Agency RMBS. Our Non-Agency RMBS include investment grade and non-investment grade fixed- and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A/Subprime

o	Alt-A (weighted average credit score between 700 and 620); and

o	Subprime (weighted average credit score below 620)

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (defined below)

•	RPL/NPL (described below)

•	Interest-Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE (grouped with Interest-Only securities throughout this Item 2); and

•	Residential Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”) include:

•	Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued either by GSEs or issued by other third-party institutions to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of newly originated single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities generally receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL include:

•	Mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) and/or non-performing mortgage loans (“NPL”). The RPL/NPL that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL securitizations are structured with significant credit enhancement (typically, approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. “Credit enhancement” refers to the value of the subordinated tranches available to absorb all credit losses prior to those losses being allocated to more senior tranches. For a senior tranche in this type of securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches have been paid off. In addition, the RPL/NPL that we own contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Residential Whole Loans include:

•	RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate.

•	RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

•	“Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (the “CFPB”) that we hold alongside other private funds under the management of Angelo, Gordon. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC (see below in this Item 2 for more detail), and are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include commercial mortgage-backed securities, or CMBS, Freddie Mac K-Series (described below), Interest-Only securities (CMBS backed by interest-only strips) and commercial mortgage loans.

Freddie Mac K-Series (“K-Series”) include:

•	CMBS, Interest-Only securities and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans. These K-Series feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds. Our K-Series portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 2, we categorize our Freddie Mac K-Series interest-only bonds as part of our Interest-Only securities.

ABS

We also invest in asset backed securities, or ABS. Our ABS portfolio may include securities collateralized by various asset classes, including automobiles, credit cards and student loans, among others.

Investment classification

Throughout this Item 2, (1) we use the terms “credit portfolio” and “credit investments” to refer to our Residential Investments, Commercial Investments and ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Residential Whole Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager) and commercial mortgage loans, collectively, as our “loans”; (3) we use the term “credit securities” to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our “investment portfolio” refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term “GAAP investment portfolio” which consists of (i) our Agency RMBS, exclusive of (x) TBAs, and (y) any investments classified as “Other assets” on our consolidated balance sheets (our “GAAP Agency RMBS portfolio”) and (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities, and (y) any investments classified as “Other assets” on our consolidated balance sheets (our “GAAP credit portfolio”). See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our investments held within affiliated entities.

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

Market overview

Agency MBS began the first quarter well supported by yield buying, a robust Federal Reserve purchase schedule and manageable supply. Throughout the quarter, there was increased interest rate volatility, as the 10-year U.S. Treasury rate moved 33 bps higher, and the Federal Reserve continued to curtail its monthly reinvestment of paydowns. As a result, there was modest spread widening of 5-6 bps versus the swap curve over the balance of the quarter. The combination of increased interest rates and modest spread widening primarily drove the decline in MITT’s book value of 1.5% for the first quarter.

In the credit market, investor demand for mortgage and asset-backed securities continued to support the sector during the first quarter. In mortgages, spreads for credit-risk transfer (CRT) securities were generally unchanged, while spreads for pre-crisis securities continued to tighten due to strong demand, which more than offset secondary supply. During the periodic bouts of equity market volatility during the quarter, asset-backed bid-ask spreads experienced some widening, but more broadly, the ABS market remained relatively well-bid.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 6.7% on a year-over-year basis in February 2018 as compared with February 2017, according to data released by CoreLogic. This marks the 73rd consecutive monthly increase year-over-year in national home prices. We expect home price appreciation to persist around current levels due to tight supply conditions across most of the nation, improvement in consumer balance sheets and steady employment gains. Further, relatively low mortgage rates coupled with a stable broader domestic economy have provided support for the housing market recovery.

According to CoreLogic, the aggregate negative equity value (homes where the homeowner owes more on the home than the home is worth) decreased $3.2 billion to $283.1 billion in the fourth quarter of 2017, from $286.3 billion in the fourth quarter of 2016, a decrease of 1.1%. For much of the country, the negative equity epidemic that developed during the 2008-2009 recession has eased due to the rise in home prices over the past several years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2018 and is anticipated to remain stable in the near future.

At its March meeting, the Fed raised the federal funds interest rate by 0.25%, to a range of 1.50%-1.75%. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains well below 5%, and inflation continues to rise toward the Fed’s 2.0% target for core PCE. In the March update of the Fed’s Summary of Economic Projections, the median forecast for real GDP growth increased in 2018 and 2019 and remained the same for 2020, while the median forecast for the unemployment rate decreased in each of those years. The projection of the median Fed Funds rates, based on the individual assessments of the FOMC numbers, was 2.1% in 2018 and 2.9% in 2019.

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

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Statement of Operations Data:
Net Interest Income
Interest income	$39,357,147	$27,959,892
Interest expense	15,325,782	8,161,412
	24,031,365	19,798,480

Other Income/(Loss)
Net realized gain/(loss)	(11,839,132)	(2,428,087)
Realized loss on periodic interest settlements of derivative instruments, net	(1,470,160)	(1,609,977)
Unrealized gain/(loss) on real estate securities and loans, net	(36,154,808)	12,750,564
Unrealized gain/(loss) on derivative and other instruments, net	37,089,966	(125,872)
Other income	255	28,037
	(12,373,879)	8,614,665

Expenses
Management fee to affiliate	2,439,169	2,475,816
Other operating expenses	3,222,544	2,793,234
Servicing fees	62,178	76,001
Equity based compensation to affiliate	51,462	77,478
Excise tax	375,000	375,000
	6,150,353	5,797,529

Income/(loss) before equity in earnings/(loss) from affiliates	5,507,133	22,615,616

Equity in earnings/(loss) from affiliates	2,740,276	2,502,046
Net Income/(Loss)	8,247,409	25,117,662

Dividends on preferred stock	3,367,354	3,367,354

Net Income/(Loss) Available to Common Stockholders	$4,880,055	$21,750,308

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.17	$0.79
Diluted	$0.17	$0.78

Net Income/(Loss) Available to Common Stockholders

Net income/(loss) available to common stockholders decreased $16.9 million from $21.8 million for the three months ended March 31, 2017 to $4.9 million for the three months ended March 31, 2018, primarily due to lower prices on our securities, which decreased our “Net Realized gain/(loss)” and our “Unrealized gain/(loss) on real estate securities and loans, net,” offset by higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Interest income increased by $11.4 million from $28.0 million at March 31, 2017 to $39.4 million at March 31, 2018 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $1.1 billion from $2.3 billion at March 31, 2017 to $3.4 billion at March 31, 2018. This was offset by a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.19% from 4.80% at March 31, 2017 to 4.61% at March 31, 2018.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Interest expense increased by $7.1 million from $8.2 million at March 31, 2017 to $15.3 million at March 31, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.30% from 1.80% at March 31, 2017 to 2.10% at March 31, 2018. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $1.1 billion from $1.8 billion at March 31, 2017 to $2.9 billion at March 31, 2018. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of Residential mortgage loans out of our GAAP investment portfolio, transfers of Residential mortgage loans from our GAAP investment portfolio to Other assets, and sales of Other assets, (iii) sales of derivatives and other instruments, and (iv) other-than-temporary-impairment (“OTTI”) charges recorded during the period. See Note 2, Note 3 and Note 4 of the Notes to Consolidated Financial Statements (unaudited) for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Sale of real estate securities	(12,495,842)	(250,974)
Sale of loans, and loans transferred to or sold from Other assets	392,011	13,535
Settlement of derivatives and other instruments	1,227,397	540,580
OTTI	(962,698)	(2,731,228)
Total Net realized gain/(loss)	(11,839,132)	(2,428,087)

Realized loss on periodic interest settlement of derivative instruments, net

Realized loss on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Realized loss on periodic interest settlement of derivative instruments, net decreased by $0.1 million from $1.6 million at March 31, 2017 to $1.5 million at March 31, 2018 due to an increase in the average 3 month LIBOR rate (receive rate), offset by an increase in the notional amount of our swaps during the period. Average 3 month LIBOR, the interest rate upon which these derivative instruments are based, increased from 1.071 for the three months ended March 31, 2017 to 1.925 for the three months ended March 31, 2018. In addition, the weighted average swap notional increased from $807.2 million at March 31, 2017 to $2.3 billion at March 31, 2018.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the “Market overview” section of this Item 2 for a discussion of the changes in market pricing which contributed to our “Unrealized gain/(loss) on real estate securities and loans, net” line item. Realized gains and losses on sales of real estate securities and loans can also impact our “Unrealized gain/(loss) on real estate securities and loans, net.”

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017, Unrealized gain/(loss) on real estate securities and loans, net was $(36.2) million and $12.8 million, respectively. The $(36.2) million at March 31, 2018 was comprised of unrealized losses on securities and unrealized gains on loans of $(36.3) million and $0.1 million, respectively, during the period.

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the “Market overview” section of this Item 2 for a discussion of the changes in market pricing which contributed to our “Unrealized gain/(loss) on derivative and other instruments, net” line item. Realized gains and losses on sales of derivative and other investments can also impact our “Unrealized gain/(loss) on derivative and other instruments, net.”

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017, Unrealized gain/(loss) on derivative and other instruments, net was $37.1 million and $(0.1) million, respectively. The $37.1 million at March 31, 2018 was comprised of unrealized gains on certain derivatives and other instruments of $37.3 million, offset by unrealized losses on TBAs of $(0.2) million during the period.

Other income

Other income pertains to certain fees we receive on our Residential Whole Loans.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017, Other income was $255 and $28,037, respectively. The decrease primarily pertains to decreased fees received on our Residential Whole Loans.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017, our management fees were $2.4 million and $2.5 million, respectively. Management fees decreased slightly due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of certain expenses within Other operating expenses for the three months ended March 31, 2018 and March 31, 2017, exclusive of certain expenses reimbursable to the Manager:

	Three Months Ended
	March 31, 2018	March 31, 2017
Professional fees	$572,977	$383,265
Residential mortgage loan related expenses	181,797	193,800
D&O insurance	178,794	181,689
Directors' fees and stock compensation	200,614	135,580
Total	$1,134,182	$894,334

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential Whole Loans. As of March 31, 2018 and March 31, 2017, we owned Residential mortgage loans with fair market value of $19.9 million and $36.3 million, respectively.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017 our servicing fees were $62,178 and $76,001, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans throughout 2017.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units granted to our Manager remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017, our equity based compensation to affiliate was $51,462 and $77,478, respectively. The decrease is a result of a decreased stock price for the period.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Excise tax remained flat period over period for the three months ended March 31, 2018 and March 31, 2017.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and March 31, 2017, we recorded Equity in earnings/(loss) from affiliates of $2.7 million and $2.5 million, respectively. The increase primarily pertains to an increased allocation of capital to our investments held within affiliated entities and realized gains recognized on certain investments held by our affiliates.

Book value per share

As of March 31, 2018, December 31, 2017 and March 31, 2017, our book value per common share was $19.32, $19.62 and $18.17 respectively.

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

Net interest margin and leverage ratio can be used to calculate the return on equity of our investment portfolio and Management believes that these metrics should be considered together when evaluating the performance of our investment portfolio. See the “Financing activities” section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of March 31, 2018 and March 31, 2017 and for a reconciliation to our GAAP investment portfolio:

March 31, 2018
Weighted Average	GAAP Investment Portfolio		Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.82%		9.94%	6.73%	4.99%
Cost of Funds	2.18%		-	4.04%	2.30%
Net Interest Margin	2.64%		9.94%	2.69%	2.69%
Leverage Ratio	4.1	x	N/A	**	4.6	x

March 31, 2017
Weighted Average	GAAP Investment Portfolio		Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.80%		14.14%	5.02%
Cost of Funds	2.15%		3.73%	2.16%
Net Interest Margin	2.65%		10.41%	2.86%
Leverage Ratio	2.9	x	**	3.0	x

*Excludes any net TBA position.

**Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define core earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding both unrealized and realized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale, including (i) investments held in affiliated entities and (ii) derivatives. As defined, Core Earnings include the net interest and other income earned on these investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with the Company’s GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the “Results of Operations” section above for a detailed discussion of our GAAP financial results.

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three months ended March 31, 2018 and March 31, 2017 is set forth below:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net Income/(loss) available to common stockholders	$4,880,055	$21,750,308
Add (Deduct):
Net realized (gain)/loss	11,839,132	2,428,087
Dollar roll income	487,858	354,688
Equity in (earnings)/loss from affiliates	(2,740,276)	(2,502,046)
Net interest income and expenses from equity method investments	3,000,417	2,061,530
Unrealized (gain)/loss on real estate securities and loans, net	36,154,808	(12,750,564)
Unrealized (gain)/loss on derivative and other instruments, net	(37,089,966)	125,872
Core Earnings	$16,532,028	$11,467,875

Core Earnings, per Diluted Share	$0.59	$0.41

*For the three months ended March 31, 2018, we recognized $0.5 million or $0.02 per diluted share of net income/(loss) attributed to our investment in AG Arc. For the three months ended March 31, 2017, we recognized $0.1 million or $0.00 per diluted share of net income/(loss) attributed to our investment in AG Arc.

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

As of March 31, 2018, we had a $3.4 billion GAAP investment portfolio, which consisted of $2.2 billion, or 63.9%, of assets in our GAAP Agency RMBS portfolio and $1.2 billion, or 36.1%, of assets in our GAAP credit portfolio. As of March 31, 2018, our investment portfolio totaled $3.8 billion, which consisted of $2.3 billion, or 59.8%, of assets in our Agency RMBS portfolio and $1.5 billion, or 40.2%, of assets in our credit portfolio. This compares with a $3.6 billion GAAP investment portfolio as of December 31, 2017, which consisted of $2.3 billion, or 62.7%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 37.3%, of assets in our GAAP credit portfolio. As of December 31, 2017, our investment portfolio totaled $3.8 billion, which consisted of $2.4 billion, or 62.3%, of assets in our Agency RMBS portfolio and $1.4 billion, or 37.7%, of assets in our credit portfolio.

The following table presents a break-down of our investment portfolio as of March 31, 2018 and December 31, 2017:

	Amortized Cost		Fair Value		Weighted Average Yield		Weighted Average Funding Cost (a)		Net Interest Margin (a)		Leverage Ratio (b)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018		December 31, 2017
Agency RMBS	$2,321,919,725	$2,354,789,006	$2,293,612,456	$2,354,915,020	3.58%	3.27%	1.80%	1.56%	1.78%	1.71%	7.9	x	7.5	x
Residential Investments	1,082,981,891	969,743,254	1,143,697,735	1,034,816,055	6.31%	6.24%	3.19%	2.77%	3.12%	3.47%	3.5	x	3.3	x
Commercial Investments	363,345,509	345,213,992	362,371,898	351,593,659	8.80%	8.26%	3.13%	2.90%	5.67%	5.36%	1.3	x	1.1	x
ABS	35,421,911	40,216,509	35,838,056	40,957,553	8.85%	8.27%	3.35%	2.93%	5.50%	5.34%	1.0	x	1.3	x
Total: Investment Portfolio	$3,803,669,036	$3,709,962,761	$3,835,520,145	$3,782,282,287	4.99%	4.64%	2.30%	2.26%	2.69%	2.38%	4.6	x	4.4	x

Investments in Debt and Equity of Affiliates	$331,715,214	$83,434,417	$328,834,015	$85,292,407	6.73%	12.32%	4.04%	3.80%	2.69%	8.52%	(c)		(c)

Other Assets	$987,236	$238,133	$993,897	$242,336	9.94%	10.03%	N/A	N/A	9.94%	10.03%	N/A		N/A

TBAs	$143,694,688	$102,484,375	$143,722,690	$102,710,940	N/A	N/A	N/A	N/A	N/A	N/A	(c)		(c)

Total: GAAP Investment Portfolio	$3,327,271,898	$3,523,805,836	$3,361,969,543	$3,594,036,604	4.82%	4.45%	2.18%	2.26%	2.64%	2.19%	4.1	x	4.2	x

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

The following table presents a summary of the allocated equity of our investment portfolio as of March 31, 2018 and December 31, 2017:

	Allocated Equity		Percent of Equity
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Agency RMBS	$263,733,163	$280,335,793	37.4%	39.2%
Residential Investments	264,743,742	245,934,076	37.5%	34.5%
Commercial Investments	159,388,922	169,953,231	22.6%	23.8%
ABS	17,960,297	18,036,107	2.5%	2.5%
Total	$705,826,124	$714,259,207	100.0%	100.0%

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of March 31, 2018:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,811,490,058	$1,883,279,659	$(27,905,321)	$1,855,374,338	3.88%	3.33%	9.35
Fixed Rate CMO	50,935,170	51,334,734	(459,397)	50,875,337	3.00%	2.80%	4.29
ARM	117,027,852	117,079,281	(1,187,653)	115,891,628	2.42%	2.85%	4.67
Inverse Interest Only	218,560,717	40,843,360	(1,134,515)	39,708,845	4.32%	7.86%	6.80
Interest Only and Excess MSR (4)	4,476,077,587	85,688,003	2,351,615	88,039,618	3.46%	8.30%	6.59
Fixed Rate 30 Year TBA (5)	139,000,000	143,694,688	28,002	143,722,690	4.23%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	516,895,963	405,357,209	35,554,553	440,911,762	4.46%	6.52%	10.00
Alt-A/Subprime (6)	251,481,460	162,385,240	13,519,823	175,905,063	4.77%	6.43%	6.94
Credit Risk Transfer	113,634,663	113,704,910	8,218,999	121,923,909	5.53%	5.75%	5.59
RPL/NPL	96,593,829	96,573,480	(409,667)	96,163,813	3.46%	3.50%	1.36
Interest Only and Excess MSR (7)	407,141,455	3,523,307	(337,729)	3,185,578	0.44%	15.00%	3.01
Residential Whole Loans	365,406,205	301,437,745	4,169,865	305,607,610	5.46%	6.95%	8.57
Commercial Investments
CMBS	232,718,408	185,982,467	(911,394)	185,071,073	5.66%	6.18%	3.39
Freddie Mac K-Series	191,617,431	63,814,220	(2,802,450)	61,011,770	5.86%	12.09%	9.91
Interest Only (9)	3,485,583,688	55,957,364	2,665,827	58,623,191	0.27%	6.68%	3.59
Commercial Whole Loans	57,738,472	57,591,458	74,406	57,665,864	8.41%	15.85%	0.82
ABS	35,649,380	35,421,911	416,145	35,838,056	8.33%	8.85%	5.21
Total: Investment Portfolio	$12,567,552,338	$3,803,669,036	$31,851,109	$3,835,520,145	2.42%	4.99%	6.13

Investments in Debt and Equity of Affiliates	$1,968,804,717	$331,715,214	$(2,881,199)	$328,834,015	0.97%	6.73%	6.25

Other Assets	$175,554,820	$987,236	$6,661	$993,897	N/A	9.94%	6.43

TBAs	$139,000,000	$143,694,688	$28,002	$143,722,690	4.23%	N/A	N/A

Total: GAAP Investment Portfolio	$10,284,192,801	$3,327,271,898	$34,697,645	$3,361,969,543	2.80%	4.82%	6.10

(1) Included in Residential Investments and Commercial Investments are $264.9 million fair market value and $63.9 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet. These items, inclusive of our investment in AG Arc and other items, net to $141.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

(2) Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3) Fixed Rate 30 Year TBA are excluded from this calculation.

(4) Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(5) Represents long positions in Fixed Rate 30 Year TBA.

(6) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, and Alt-A/Subprime Non-Agency RMBS were 725, and 654, respectively.

(7) Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(8) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(9) Includes Freddie Mac K-Series interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2017:

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield (3)	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,848,172,215	$1,929,305,571	$(272,575)	$1,929,032,996	3.79%	3.13%	8.64
Fixed Rate CMO	52,263,914	52,670,416	280,340	52,950,756	3.00%	2.79%	4.13
ARM	176,560,807	175,726,062	661,334	176,387,396	2.35%	2.83%	4.79
Inverse Interest Only	256,982,587	44,704,018	(775,533)	43,928,485	4.20%	7.37%	5.86
Interest Only and Excess MSR (4)	1,209,856,236	49,898,564	5,883	49,904,447	2.66%	6.91%	5.67
Fixed Rate 30 Year TBA (5)	100,000,000	102,484,375	226,565	102,710,940	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	550,558,745	437,068,256	35,802,265	472,870,521	4.43%	6.34%	9.72
Alt-A/Subprime (6)	311,153,450	216,421,718	16,195,889	232,617,607	4.10%	5.91%	6.46
Credit Risk Transfer	149,710,279	149,785,740	10,712,460	160,498,200	5.11%	5.28%	5.87
RPL/NPL	67,998,537	67,968,193	(91,996)	67,876,197	3.50%	3.57%	1.40
Interest Only and Excess MSR (7)	421,605,000	3,578,800	(634,428)	2,944,372	0.30%	11.58%	3.13
Residential Whole Loans	126,300,516	94,920,547	3,088,611	98,009,158	5.17%	9.81%	6.46
Commercial Investments
CMBS	214,051,549	162,225,908	(270,676)	161,955,232	5.48%	6.16%	3.58
Freddie Mac K-Series	210,838,445	68,969,822	2,109,711	71,079,533	5.84%	13.54%	9.68
Interest Only (9)	3,493,578,686	57,383,812	3,654,436	61,038,248	0.27%	6.64%	3.70
Commercial Whole Loans	57,738,472	56,634,450	886,196	57,520,646	8.20%	9.41%	1.76
ABS	40,655,000	40,216,509	741,044	40,957,553	7.61%	8.27%	5.43
Total: Investment Portfolio	$9,288,024,438	$3,709,962,761	$72,319,526	$3,782,282,287	2.20%	4.64%	5.65

Investments in Debt and Equity of Affiliates	$1,690,415,462	$83,434,417	$1,857,990	$85,292,407	0.19%	12.32%	5.77

Other Assets	$54,214,609	$238,133	$4,203	$242,336	N/A	10.03%	5.89

TBAs	$100,000,000	$102,484,375	$226,565	$102,710,940	3.50%	N/A	N/A

Total: GAAP Investment Portfolio	$7,443,394,367	$3,523,805,836	$70,230,768	$3,594,036,604	2.65%	4.45%	5.62

(1) Included in Residential Investments and Commercial Investments are $11.4 million fair market value and $73.9 million fair market value, respectively, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet. These items, inclusive of our investment in AG Arc and other items, net to $99.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

(2) Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3) Fixed Rate 30 Year TBA are excluded from this calculation.

(4) Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(5) Represents long positions in Fixed Rate 30 Year TBA.

(6) Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime, and Alt-A/Subprime Non-Agency RMBS were 726, and 656, respectively.

(7) Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(8) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(9) Includes Freddie Mac K-Series interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of March 31, 2018. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$31,180,271	$30,124,960	$754,933	$30,879,893	4.58%	7.27%	3.92
2005	160,905,486	126,591,782	15,496,964	142,088,746	4.53%	6.97%	9.48
2006	168,935,631	96,829,031	9,197,985	106,027,016	5.03%	6.58%	9.15
2007	143,709,676	107,766,563	10,034,188	117,800,751	4.60%	6.52%	13.32
2008	7,166,000	6,089,250	(124,721)	5,964,529	6.59%	6.24%	10.60
2010	1,748,991	1,558,530	(6,455)	1,552,075	1.98%	6.14%	3.19
2011	6,994,168	6,139,280	(89,376)	6,049,904	3.51%	5.19%	5.50
2012	72,406,753	9,687,599	657,281	10,344,880	1.97%	6.51%	2.32
2013	101,661,775	33,954,950	1,241,987	35,196,937	2.23%	5.19%	3.63
2014	1,040,193,839	53,264,987	3,532,244	56,797,231	0.34%	9.88%	1.39
2015	1,304,082,549	209,768,857	6,959,941	216,728,798	1.08%	7.00%	3.78
2016	1,340,878,013	146,733,031	6,038,997	152,772,028	0.92%	7.26%	5.22
2017	1,154,388,635	490,331,833	4,292,387	494,624,220	2.49%	5.97%	6.58
2018	66,920,527	66,816,518	132,920	66,949,438	4.38%	4.41%	2.69
Total: Credit Securities	$5,601,172,314	$1,385,657,171	$58,119,275	$1,443,776,446	1.59%	6.54%	4.81

Investments in Debt and Equity of Affiliates	$1,946,270,183	$311,554,050	$(3,040,090)	$308,513,960	0.89%	6.80%	6.25

Total: GAAP Basis	$3,654,902,131	$1,074,103,121	$61,159,365	$1,135,262,486	1.95%	6.47%	4.03

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

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2005	$32,797,908	$31,529,534	$847,061	$32,376,595	4.34%	7.16%	3.95
2005	165,631,051	130,170,185	15,491,076	145,661,261	4.48%	7.00%	9.46
2006	201,096,851	122,980,229	9,863,102	132,843,331	4.58%	6.08%	8.46
2007	163,434,910	124,440,692	11,980,302	136,420,994	4.76%	6.40%	12.54
2008	7,166,000	6,030,872	37,403	6,068,275	6.83%	6.27%	10.85
2010	1,855,207	1,647,798	(761)	1,647,037	1.69%	5.70%	3.35
2011	6,952,515	6,059,141	(111,818)	5,947,323	3.50%	4.48%	5.72
2012	72,880,868	10,354,811	768,174	11,122,985	1.97%	6.31%	2.45
2013	109,465,144	41,716,085	1,873,154	43,589,239	2.48%	5.56%	3.80
2014	1,065,778,577	61,072,987	6,949,247	68,022,234	0.34%	11.08%	1.55
2015	1,341,476,635	234,962,994	8,265,440	243,228,434	1.01%	6.57%	3.85
2016	1,359,008,863	160,539,309	8,006,065	168,545,374	0.81%	6.95%	5.33
2017	970,500,182	339,344,935	6,283,874	345,628,809	1.84%	5.84%	5.92
Total: Credit Portfolio	$5,498,044,711	$1,270,849,572	$70,252,319	$1,341,101,891	1.38%	6.61%	4.72

Investments in Debt and Equity of Affiliates	$1,677,993,432	$73,886,654	$1,833,521	$75,720,175	0.13%	13.05%	5.77

Total: GAAP Basis	$3,820,051,279	$1,196,962,918	$68,418,798	$1,265,381,716	1.89%	6.22%	4.26

(1) Equity residual investments and principal only securities are excluded from this calculation.

(2) Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of March 31, 2018 and December 31, 2017:

Credit Rating - Credit Securities (1)	March 31, 2018	December 31, 2017
AAA	$65,718,338	$69,582,019
AA	1,909,641	-
A	51,056,405	49,000,012
BBB	18,643,761	10,762,666
BB	59,106,952	65,783,281
B	171,651,629	183,943,696
Below B	304,090,389	370,698,941
Not Rated	771,599,331	591,331,276
Total: Credit Securities	$1,443,776,446	$1,341,101,891

Investments in Debt and Equity of Affiliates	$308,513,960	$75,720,175

Total: GAAP Basis	$1,135,262,486	$1,265,381,716

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	March 31, 2018	March 31, 2017
30 Year Fixed Rate	5.9%	8.9%
Fixed Rate CMO	3.5%	5.1%
ARM	11.2%	10.8%
Interest Only	7.4%	14.9%
Weighted Average	6.3%	9.3%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

March 31, 2018
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	21.0%	California	11.7%
Florida	6.3%	Texas	9.8%
Colorado	6.2%	Arizona	8.7%
New York	6.2%	New Jersey	8.1%
Georgia	4.8%	Florida	7.8%
Other	55.5%	Other	53.9%
Total	100.0%	Total	100.0%

December 31, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.6%	California	12.5%
Florida	7.8%	Texas	9.4%
New York	7.2%	New York	7.7%
Colorado	4.0%	Arizona	7.5%
Texas	3.9%	New Jersey	6.8%
Other	54.5%	Other	56.1%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

March 31, 2018
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.8%	122.02	14.5%
Alt-A/Subprime	13.8%	149.91	24.4%
Credit Risk Transfer	0.5%	23.36	1.2%
RPL/NPL	74.0%	136.89	38.7%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	2.6%	28.53	18.6%
Freddie Mac K Series	0.0%	32.78	1.4%

December 31, 2017
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.5%	114.48	14.5%
Alt-A/Subprime	16.0%	143.62	28.4%
Credit Risk Transfer	0.3%	19.67	1.1%
RPL/NPL	73.3%	108.91	40.7%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	4.2%	37.14	18.5%
Freddie Mac K Series	0.0%	31.22	0.8%

*Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. In 2018 and 2017, our leverage has been in the form of repurchase agreements, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We have not experienced fluctuations in our haircuts that altered our business and financing strategies for the three months ended March 31, 2018, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from several different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 28 and 27 counterparties at March 31, 2018 and December 31, 2017, respectively.

Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of March 31, 2018 and December 31, 2017, we have met all margin call requirements.

For the three months ended March 31, 2018, we noted changes in the spread of our financing arrangements. The Fed raised the federal funds interest rate by 25 bps in March of 2018. In addition, various supply-demand technicals within the short-term interest rate markets resulted in an increase in 3-month LIBOR by about 62bps.  Our cost of financing increased by 33bps from 1.98% at December 31, 2017 to 2.31% at March 31,2018, as bank funding costs are more closely tied to federal funds than LIBOR.  This resulted in a net financial benefit on the portion of our outstanding financing hedged with swaps, where our weighted average receive-floating rate increased 48bps from 1.50% to 1.98%.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2018
Non-GAAP Basis	$3,035,398,509	$2,954,404,069	$3,043,392,274
Less: Investments in Debt and Equity of Affiliates	208,819,187	77,309,368	208,819,187
GAAP Basis	$2,826,579,322	$2,877,094,701	$2,834,573,087
December 31, 2017
Non-GAAP Basis	$3,011,590,715	$2,882,547,257	$3,011,590,715
Less: Investments in Debt and Equity of Affiliates	7,183,697	8,848,702	9,806,942
GAAP Basis	$3,004,407,018	$2,873,698,555	$3,001,783,773
September 30, 2017
Non-GAAP Basis	$2,703,068,550	$2,596,533,544	$2,746,150,804
Less: Investments in Debt and Equity of Affiliates	8,516,726	8,697,487	8,868,455
GAAP Basis	$2,694,551,824	$2,587,836,057	$2,737,282,349
June 30, 2017
Non-GAAP Basis	$2,265,226,741	$2,209,990,873	$2,339,132,696
Less: Investments in Debt and Equity of Affiliates	8,484,353	8,805,678	9,115,429
GAAP Basis	$2,256,742,388	$2,201,185,195	$2,330,017,267
March 31, 2017
Non-GAAP Basis	$1,887,766,585	$1,813,668,360	$1,887,766,585
Less: Investments in Debt and Equity of Affiliates	8,424,063	8,787,942	9,172,241
GAAP Basis	$1,879,342,522	$1,804,880,418	$1,878,594,344
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,531	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,938	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529
March 31, 2015
Non-GAAP Basis	$2,691,920,394	$2,713,017,544	$2,807,851,545
Less: Investments in Debt and Equity of Affiliates	21,305,161	21,305,161	21,305,161
GAAP Basis	$2,670,615,233	$2,691,712,383	$2,786,546,384

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

Master repurchase agreements on our investment portfolio

As of March 31, 2018 and December 31, 2017, we have entered into master repurchase agreements on our investment portfolio with 39 counterparties under which we had outstanding debt with 28 and 27 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 6 to the “Notes to Consolidated Financial Statements (unaudited)” for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents, as of March 31, 2018, certain financial information related to our repurchase agreements secured by our real estate securities. It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$151,903,000	1.94%	2	3.0%
30 days or less	2,025,143,000	2.13%	12	8.3%
31-60 days	425,297,000	2.16%	42	9.1%
61-90 days	36,752,000	3.51%	78	23.2%
91-180 days	102,578,000	2.06%	163	5.5%
Greater than 180 days	246,779,925	3.74%	598	19.8%
Total: Non-GAAP Basis	$2,988,452,925	2.27%	70	9.2%

Investments in Debt and Equity of Affiliates	$193,818,925	4.01%	614	20.6%

Total: GAAP Basis	$2,794,634,000	2.15%	32	8.4%

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

The increase in the balance of our repurchase agreements held in our investments in affiliates from December 31, 2017 to March 31, 2018 is due to financing added on newly purchased residential whole loans we have structured as securities.

The following table presents certain financial information related to our repurchase agreements secured by residential mortgage loans and real estate owned as of March 31, 2018 with a reconciliation of such information back to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	$25,149,584	4.35%	364	35.8%

Investments in Debt and Equity of Affiliates	$15,000,262	4.33%	388	33.2%

Total: GAAP Basis	$10,149,322	4.38%	328	39.6%

(1) As of March 31, 2018 the weighted average rate equaled the weighted average funding cost on our repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

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

The increase in the balance of our repurchase agreements from December 31, 2017 to March 31, 2018 is due to financing added in MATT.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of March 31, 2018:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	4.02%	457	33.5%

(1) As of March 31, 2018 the weighted average rate equaled the weighted average funding cost on our repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

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

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of March 31, 2018:

	Agency		Credit
Repurchase Agreements Maturing Within: (1)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$151,903,000	1.94%	$-	-
30 days or less	1,355,046,000	1.77%	670,097,000	2.86%
31-60 days	305,773,000	1.78%	119,524,000	3.12%
61-90 days	-	-	36,752,000	3.51%
91-180 days	100,887,000	2.02%	1,691,000	4.12%
Greater than 180 days	-	-	293,725,509	3.82%
Total: Non-GAAP Basis	$1,913,609,000	1.80%	$1,121,789,509	3.16%

Investments in Debt and Equity of Affiliates	$-	-	$208,819,187	4.04%

Total: GAAP Basis	$1,913,609,000	1.80%	$912,970,322	2.96%

(1)  As of March 31, 2018, our weighted average days to maturity is 75 days and our weighted average original days to maturity is 129 days.

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

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity (“SPE”) to facilitate the transaction (the “Resecuritization”). We determined that the SPE was a variable interest entity (“VIE”) and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the “Consolidated VIE”). See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail on the Consolidated VIE.

The following table details certain information on the Consolidated VIE as of March 31, 2018:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$15,360,643	$15,496,402	3.41%	4.24%	2.84
Retained tranche	8,556,332	6,177,041	3.72%	16.54%	9.01
Total resecuritized asset	$23,916,975	$21,673,443	3.52%	7.74%	5.05

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of March 31, 2018, the fair market value of the consolidated tranche is included in the Company's consolidated balance sheets as "Non-Agency RMBS". As of March 31, 2018, the Company has recorded secured financing of $15.5 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

		Stockholders'
March 31, 2018	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,864,258,805	$705,826,124	4.1	x
Repurchase agreements through affiliated entities	212,440,035
Net TBA receivable/(payable) adjustment	143,694,688
Non-GAAP "At Risk" Leverage	$3,220,393,528	$705,826,124	4.6	x

		Stockholders'
December 31, 2017	Leverage	Equity	Leverage Ratio
GAAP Leverage	$3,023,293,361	$714,259,207	4.2	x
Repurchase agreements through affiliated entities	7,183,697
Net TBA receivable/(payable) adjustment	102,484,375
Non-GAAP "At Risk" Leverage	$3,132,961,433	$714,259,207	4.4	x

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize hedging instruments, including interest rate swaps, swaption agreements, Futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Refer to the tables below for a summary of our hedging instruments.

Our centrally cleared trades require that we post an “initial margin” to our counterparties of an amount determined by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash “variation margin” with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CME. Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME cleared instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 7 in the Notes to Consolidated Financial Statements for more information.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at March 31, 2018 and December 31, 2017.

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Derivative liabilities, at fair value	$(428,630)	$(450,208)
Interest rate swaps (1)	Non-Hedge	Derivative assets, at fair value	2,431,220	1,428,240
Swaptions	Non-Hedge	Derivative assets, at fair value	1,128,348	362,202
Short positions on U.S. Treasury Futures (1)	Non-Hedge	Derivative liabilities, at fair value	-	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	-	110,063
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (2)	-	(24,379,356)

(1) As of March 31, 2018, the Company applied a reduction in fair value of $50.5 million and $0.9 million to its interest rate swap assets and liabilities, respectively, as well as a reduction in fair value of $0.4 million to its Short positions on U.S. Treasury Futures liabilities related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

 (2) The Company's obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	March 31, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,442,000,000	$2,227,000,000
Notional amount of Swaptions	210,000,000	270,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(50,000,000)	(52,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,668,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	March 31, 2018	March 31, 2017
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$36,251,709	$1,231,214
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	351,771	-
Swaptions, at fair value	Net realized gain/(loss)	50,625
Short positions on U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	(494,357)	106,499
Short positions on U.S. Treasury Futures	Net realized gain/(loss)	672,780	(947,936)
Long positions on U.S. Treasuries	Net realized gain/(loss)	(448,242)	-
Short positions on U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(94,004)	(1,724,922)
Short positions on U.S. Treasuries	Net realized gain	579,617	1,730,547

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	March 31, 2018	December 31, 2017
Interest rate swaps	4.59	4.56
Swaptions	0.72	0.59
Short positions on U.S. Treasury Futures	0.24	0.22
Short positions on U.S. Treasuries	-	6.86

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

As of March 31, 2018, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of March 31, 2018:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000,000	1.36%	1.89%	1.63
2020	835,000,000	1.77%	2.02%	2.28
2022	653,000,000	1.90%	2.00%	4.34
2023	75,000,000	2.70%	1.79%	4.85
2024	230,000,000	2.06%	1.94%	6.25
2025	45,000,000	2.78%	2.08%	6.93
2026	75,000,000	2.12%	1.90%	8.64
2027	264,000,000	2.35%	1.97%	9.44
2028	95,000,000	2.81%	1.87%	9.87
Total/Wtd Avg	$2,442,000,000	1.97%	1.98%	4.59

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of March 31, 2018 the Company had estimated undistributed taxable income of approximately $1.54 per share.

The following table details our common stock dividends during the three months ended March 31, 2018 and March 31, 2017:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475

The following tables detail our preferred stock dividends during the three months ended March 31, 2018 and March 31, 2017:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of March 31, 2018 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At March 31, 2018, we had $115.0 million available to support our liquidity needs, comprised of $25.3 million of cash, $84.6 million of Agency fixed rate securities and CMOs, and $5.1 million of Agency Interest-Only and Inverse Interest-Only securities that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

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

As of March 31, 2018, we had MRAs with 39 counterparties, allowing us to utilize leverage in our operations. As of March 31, 2018, we had debt outstanding of $3.0 billion from 28 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between April 2, 2018 and December 9, 2019. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Overnight	$151,903,000	$128,779,000
30 days or less	2,025,143,000	2,106,404,000
31-60 days	425,297,000	611,763,000
61-90 days	36,752,000	32,445,000
91-180 days	102,578,000	1,189,000
Greater than 180 days	293,725,509	131,010,715
Total: Non-GAAP Basis	$3,035,398,509	$3,011,590,715

Less: Investments in Debt and Equity of Affiliates	$208,819,187	$7,183,697

Total: GAAP Basis	$2,826,579,322	$3,004,407,018

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

The following table presents information at March 31, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk.

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC	$68,846,212	536	10%
RBC (Barbados) Trading Bank Corporation	39,125,300	24	6%

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

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a repurchase agreement decreases to the point where the difference between the collateral fair value and the repurchase agreement amount is less than the haircut, our lenders may issue a “margin call,” which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls. Refer to the “Liquidity risk – derivatives” section of Item 3 below for a further discussion on margin.

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

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which we refer to as the “Equity Distribution Agreements,” pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. As of March 31, 2018, we have sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months ended March 31, 2018 and March 31, 2017, we incurred management fees of approximately $2.4 million and $2.5 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any contractual dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors and discussions with our Manager. Of the $3.2 million and $2.8 million of Other operating expenses for the three months ended March 31, 2018 and March 31, 2017, respectively, we have accrued $1.8 million and $1.7 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of March 31, 2018, 59,006 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2018, we have granted an aggregate of 58,244 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 shares of restricted stock units to our Manager under our equity incentive plans. As of March 31, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 60,000 restricted stock units granted to our Manager have vested.

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

Commercial mortgage loans

On February 28, 2017, we, alongside a private fund under the management of Angelo, Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. Our share of the commitment is $14.6 million of which we had funded $10.4 million as of March 31, 2018. As of March 31, 2018, our remaining commitment was $4.2 million.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo, Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QMs, which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which we agreed to provide $33.4 million for use in this mortgage investment business. As of March 31, 2018, we had funded $4.2 million of our total capital commitment and our outstanding commitment was $29.2 million (net of any return of capital to us).

Revolving note

On March 29, 2018, we alongside private funds under the management of Angelo, Gordon, purchased a revolving note (the “Revolving Note”). Our share of the total commitment to the Revolving Note is $7.1 million, of which we have funded $3.0 million as of March 31, 2018. As of March 31, 2018, our remaining commitment was $4.1 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at March 31, 2018 in the “Liquidity and capital resources” section for this Item 2. As of March 31, 2018 and December 31, 2017, we are obligated to pay accrued interest on our repurchase agreements in the amount of $5.9 million and $5.1 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our repurchase agreements resulted primarily from the increase in one-month LIBOR from 1.564% at December 31, 2017 to 1.883% at March 31, 2018. As most of our financing arrangements have maturities of one month or less, the change in one-month LIBOR contributed to the increase in our accrued interest.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of March 31, 2018, we had a net long TBA position with a net payable amount of $143.1 million and fair market value of $143.7 million. We recorded $1.0 million and $0.4 million, in the “Derivative assets, at fair value” and “Derivative liabilities, at fair value” line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are comprised of (i) real estate securities and loans, (ii) associated repurchase agreements, (iii) interest receivable/payable on such real estate securities and loans and repurchase agreements and (iv) our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of March 31, 2018, our real estate securities and loans, and interest in AG Arc had a fair market value of $349.4 million. As of March 31, 2018, these investments, inclusive of associated repurchase agreements and interest receivable/payable had a fair market value of $141.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

We have committed to fund a $14.6 million mezzanine loan. As of March 31, 2018 we have funded $10.4 million, and our remaining commitment was $4.2 million.

We have committed to invest up to $33.4 million in MATT through our ownership of MATH. As of March 31, 2018, we had funded $4.2 million of our total capital commitment and our outstanding commitment was $29.2 million (net of any return of capital to us).

We have committed to invest up to $7.1 million in the Revolving Note. As of March 31, 2018, we had funded $3.0 million of our total commitment and our outstanding commitment was $4.1 million.

Management views our TBA position and our investments in debt and equity of affiliates as part of our investment portfolio. We do not expect these off-balance sheet arrangements, taken as a whole, to be significant to, or have a material impact on, our overall liquidity or capital resources or our operations.

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

Grants of restricted common stock

As of March 31, 2018, we have granted an aggregate of 58,244 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 shares of restricted stock units to our Manager under our equity incentive plans. As of March 31, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 60,000 restricted stock units granted to our Manager have vested.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and a direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the three months ended March 31, 2018 and March 31, 2017 the fees paid by us to the Asset Manager totaled $47,641 and $50,466, respectively.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $18.4 million and $17.9 million on March 31, 2018 and December 31, 2017, respectively. Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of March 31, 2018, these Excess MSRs had fair value of approximately $31.5 million. In connection with our investments in Excess MSRs purchased through Arc Home, we pay a sourcing fee to Arc Home. For the three months ended March 31, 2018 the sourcing fees paid by us to Arc Home totaled $19,935. No sourcing fees were paid to Arc Home for the three months ended March 31, 2017.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. Our share of MATH’s total capital commitment to MATT is $33.4 million, of which we had funded $4.2 million as of March 31, 2018. As of March 31, 2018, our remaining commitment was $29.2 million (net of any return of capital to us).

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

Other transactions with affiliates

Our board of directors has adopted a policy regarding the approval of any “affiliated transaction,” which is any transaction or series of transactions in which Angelo, Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo, Gordon’s management, on the other hand (an “Affiliated Transaction”). In order for the Company to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by the Chief Risk Officer and General Counsel of the Company and the Chief Compliance Officer of Angelo, Gordon. The price at which the security or investment is traded is the market price or market bid for such security or investment. Independent third-party valuations are used when market prices or bids are not available or prove to be impracticable to acquire. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

Critical accounting policies

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. The adoption of this standard reclassified certain items on our consolidated statement of cash flows between the “Cash flows from Operating Activities” and the “Cash Flows from Investing Activities” line items as it pertains to the settlement of certain instruments. We adopted ASU 2016-15 in the first quarter of 2018 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this standard required us to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 5 to the “Notes to Consolidated Financial Statements (unaudited).” For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the “Notes to Consolidated Financial Statements (unaudited).”

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

The following chart details information about our duration gap as of March 31, 2018:

Duration*	Years
Agency RMBS	2.77
Hedges	(2.72)
Agency RMBS Gap Subtotal	0.05

Credit Investments	1.20
Duration Gap	1.25

*Duration related to repurchase agreements is netted within its respective Agency RMBS and Credit Investments line items

The following table quantifies the estimated changes in net interest income, GAAP equity, and the market value of our assets should interest rates go up or down by 25, 50 and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of March 31, 2018. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2018, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+75	-6.5%	-1.2%	-2.2%
+50	-4.1%	-0.8%	-1.4%
+25	-1.9%	-0.4%	-0.7%
-25	1.5%	0.3%	0.6%
-50	2.6%	0.5%	1.0%
-75	3.0%	0.6%	1.3%

(1) Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of March 31, 2018.

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

As further discussed in Note 2 of the “Notes to Consolidated Financial Statements (unaudited)” , differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Articles of Amendment to Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

*3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

*3.4	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.5	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2015.

*10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2017.**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 3, 2018	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

May 3, 2018	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

