Form 10-Q
period 2018-06-30
AG Mortgage Investment Trust, Inc.
filed 2018-08-07
CIK 1514281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 23, 2018, there were 28,226,211 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Real estate securities, at fair value:
Agency - $1,818,202,310 and $2,126,135,420 pledged as collateral, respectively	$2,044,789,802	$2,247,161,035
Non-Agency - $799,315,479 and $976,071,673 pledged as collateral, respectively	821,946,929	1,004,255,658
ABS - $24,510,960 and $30,832,553 pledged as collateral, respectively	37,755,352	40,957,553
CMBS - $205,848,907 and $211,179,945 pledged as collateral, respectively	210,335,164	220,168,505
Residential mortgage loans, at fair value - $90,133,713 and $15,860,583 pledged as collateral, respectively	93,129,269	18,889,693
Commercial loans, at fair value - $32,800,000 pledged as collateral	43,216,666	57,520,646
Investments in debt and equity of affiliates	129,378,242	99,696,347
Excess mortgage servicing rights, at fair value	29,281,765	5,083,514
Cash and cash equivalents	31,145,470	15,199,655
Restricted cash	50,980,839	37,615,281
Interest receivable	12,156,133	12,607,386
Receivable under reverse repurchase agreements	-	24,671,320
Derivative assets, at fair value	4,222,706	2,127,070
Other assets	2,582,919	2,491,201
Due from broker	1,563,968	850,514
Total Assets	$3,512,485,224	$3,789,295,378

Liabilities
Repurchase agreements	$2,634,181,881	$3,004,407,018
Securitized debt, at fair value	13,984,245	16,477,801
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	-	24,379,356
Payable on unsettled trades	134,597,154	2,418,710
Interest payable	7,193,331	5,225,940
Derivative liabilities, at fair value	625,990	450,208
Dividend payable	14,100,464	13,391,457
Due to affiliates	4,035,705	4,258,074
Accrued expenses	1,316,664	790,271
Taxes payable	923,448	1,545,448
Due to broker	4,968,236	1,691,888
Total Liabilities	2,815,927,118	3,075,036,171
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070,000 shares issued and outstanding ($51,750,000 aggregate liquidation preference)	49,920,772	49,920,772
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding ($115,000,000 aggregate liquidation preference)	111,293,233	111,293,233
Common stock, par value $0.01 per share; 450,000,000 shares of common stock authorized and 28,200,928 and 28,192,541 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	282,011	281,927
Additional paid-in capital	585,641,670	585,530,292
Retained earnings/(deficit)	(50,579,580)	(32,767,017)
Total Stockholders’ Equity	696,558,106	714,259,207

Total Liabilities & Stockholders’ Equity	$3,512,485,224	$3,789,295,378

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Interest Income
Interest income	$36,011,375	$31,220,535	$75,368,522	$59,180,427
Interest expense	16,270,821	10,201,393	31,596,603	18,362,805
	19,740,554	21,019,142	43,771,919	40,817,622

Other Income/(Loss)
Net realized gain/(loss)	(11,059,686)	(10,121,477)	(22,898,818)	(12,549,564)
Realized gain/(loss) on periodic interest settlements of derivative instruments, net	1,261,684	(1,857,542)	(208,476)	(3,467,519)
Unrealized gain/(loss) on real estate securities and loans, net	(578,375)	25,546,552	(36,733,183)	38,297,116
Unrealized gain/(loss) on derivative and other instruments, net	4,781,276	1,927,169	41,871,242	1,801,297
Other income	20,131	3,845	20,386	31,882
	(5,574,970)	15,498,547	(17,948,849)	24,113,212

Expenses
Management fee to affiliate	2,386,669	2,443,780	4,825,838	4,919,596
Other operating expenses	3,442,611	2,851,353	6,665,155	5,644,587
Servicing fees	22,178	86,001	84,356	162,002
Equity based compensation to affiliate	93,948	87,540	145,410	165,018
Excise tax	375,000	375,000	750,000	750,000
	6,320,406	5,843,674	12,470,759	11,641,203

Income/(loss) before equity in earnings/(loss) from affiliates	7,845,178	30,674,015	13,352,311	53,289,631

Equity in earnings/(loss) from affiliates	322,967	2,497,116	3,063,243	4,999,162
Net Income/(Loss)	8,168,145	33,171,131	16,415,554	58,288,793

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$4,800,791	$29,803,777	$9,680,846	$51,554,085

Earnings/(Loss) Per Share of Common Stock
Basic	$0.17	$1.08	$0.34	$1.86
Diluted	$0.17	$1.07	$0.34	$1.86

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,200,928	27,724,183	28,198,315	27,713,104
Diluted	28,228,070	27,731,325	28,221,904	27,720,309

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			8.25 % Series A	8.00 % Series B
			Cumulative	Cumulative
	Common Stock		Redeemable	Redeemable	Additional	Retained
	Shares	Amount	Preferred Stock	Preferred Stock	Paid-in Capital	Earnings/(Deficit)	Total
Balance at January 1, 2017	27,700,154	$277,002	$49,920,772	$111,293,233	$576,276,322	$(81,890,939)	$655,876,390
Net proceeds from issuance of common stock	99,932	1,000	-	-	1,779,185	-	1,780,185
Grant of restricted stock and amortization of equity based compensation	5,076	51	-	-	284,871	-	284,922
Common dividends declared	-	-	-	-	-	(26,363,887)	(26,363,887)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	58,288,793	58,288,793
Balance at June 30, 2017	27,805,162	$278,053	$49,920,772	$111,293,233	$578,340,378	$(56,700,741)	$683,131,695

Balance at January 1, 2018	28,192,541	$281,927	$49,920,772	$111,293,233	$585,530,292	$(32,767,017)	$714,259,207
Net proceeds from issuance of common stock	-	-	-	-	(225,419)	-	(225,419)
Grant of restricted stock and amortization of equity based compensation	8,387	84	-	-	336,797	-	336,881
Common dividends declared	-	-	-	-	-	(27,493,409)	(27,493,409)
Preferred Series A dividends declared	-	-	-	-	-	(2,134,708)	(2,134,708)
Preferred Series B dividends declared	-	-	-	-	-	(4,600,000)	(4,600,000)
Net Income/(Loss)	-	-	-	-	-	16,415,554	16,415,554
Balance at June 30, 2018	28,200,928	$282,011	$49,920,772	$111,293,233	$585,641,670	$(50,579,580)	$696,558,106

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income/(loss)	$16,415,554	$58,288,793
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	36,693	(3,173,222)
Net realized (gain)/loss	22,898,818	12,549,564
Unrealized (gains)/losses on real estate securities and loans, net	36,733,183	(38,297,116)
Unrealized (gains)/losses on derivative and other instruments, net	(41,871,242)	(1,801,297)
Equity based compensation to affiliate	145,410	165,018
Equity based compensation expense	191,471	119,904
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	2,586,377	(2,048,062)
Change in operating assets/liabilities:
Interest receivable	(20,344)	(1,617,572)
Other assets	(451,383)	555,298
Due from broker	(646,869)	(56,819)
Interest payable	1,443,162	1,764,770
Due to affiliates	(222,369)	333,322
Accrued expenses	600,034	(23,391)
Taxes payable	(622,000)	(916,000)
Net cash provided by (used in) operating activities	37,216,495	25,843,190

Cash Flows from Investing Activities
Purchase of real estate securities	(1,147,269,288)	(841,128,758)
Purchase of residential mortgage loans	(105,450,264)	-
Purchase of commercial loans	-	(10,270,833)
Purchase of U.S. Treasury securities	(249,658,991)	-
Purchase of excess mortgage servicing rights	(25,162,285)	(2,422,805)
Investments in debt and equity of affiliates	(40,781,194)	(14,471,397)
Proceeds from sales of real estate securities	1,314,738,672	260,894,043
Proceeds from sales of residential mortgage loans	30,980,940	13,760,936
Proceeds from sales of U.S. treasury securities	249,227,323	-
Principal repayments/return of basis on real estate securities and excess mortgage servicing rights	246,920,274	219,677,305
Principal repayments on commercial loans	14,521,806	13,478,194
Principal repayments on residential mortgage loans	1,255,512	5,145,108
Distribution received in excess of income from investments in debt and equity of affiliates	20,862,325	4,097,932
Net proceeds from/(payments made) on reverse repurchase agreements	24,695,299	22,680,932
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(24,032,417)	(22,413,242)
Net settlement of interest rate swaps and other instruments	19,330,928	(9,619,621)
Net settlement of TBAs	164,531	1,331,055
Cash flows provided by/(used in) other investing activities	784,668	3,398,529
Net cash provided by/(used in) investing activities	331,127,839	(355,862,622)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	(225,419)	1,830,184
Borrowings under repurchase agreements	26,737,707,545	14,939,399,850
Repayments of repurchase agreements	(27,074,212,237)	(14,577,400,121)
Repayments of loan participation	-	(1,800,000)
Net collateral received from/(paid to) derivative counterparty	31,178,389	(430,940)
Net collateral received from/(paid to) repurchase counterparty	37,871	(321,957)
Dividends paid on common stock	(26,784,402)	(26,315,977)
Dividends paid on preferred stock	(6,734,708)	(6,734,708)
Net cash provided by/(used in) financing activities	(339,032,961)	328,226,331

Net change in cash, cash equivalents and restricted cash	29,311,373	(1,793,101)
Cash, cash equivalents, and restricted cash, Beginning of Period	52,814,936	79,053,418
Cash, cash equivalents, and restricted cash, End of Period	$82,126,309	$77,260,317

Supplemental disclosure of cash flow information:
Cash paid for interest on repurchase agreements	$29,292,276	$16,736,898
Cash paid for income tax	$1,384,449	$1,727,709
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$800,785	$9,879,692
Principal repayments on residential mortgage loans not yet received	$-	$447,676
Common stock dividends declared but not paid	$14,100,464	$13,205,483
Repayments of repurchase agreements not yet paid	$-	$6,537,247
Decrease in securitized debt	$2,481,926	$2,747,475
Transfer from residential mortgage loans to other assets	$654,153	$2,050,070
Transfer from non-agency to investments in debt and equity of affiliates	$44,969,520	$-
Transfer from other assets to investments in debt and equity of affiliates	$242,336	$-
Transfer from repurchase agreements to investments in debt and equity of affiliates	$33,720,445	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$31,145,470	$29,150,477
Restricted cash	50,980,839	48,109,840
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$82,126,309	$77,260,317

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, “GSEs”), or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”) and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS, excess mortgage servicing rights (“Excess MSRs”) and loans (as defined below).

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

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. As of June 30, 2018 and December 31, 2017, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker does not include variation margin received on centrally cleared derivatives. See Note 8 for more detail. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives and repurchase agreements and is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or repurchase agreement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 8 for more detail.

Offering costs

The Company has incurred offering costs in connection with common stock offerings and registration statements. Where applicable, the offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital.

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

June 30, 2018

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

Any remaining unrealized losses on securities at June 30, 2018 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The Company amortizes or accretes any premium or discount over the life of the loans utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal on its loans to determine whether they are impaired. A loan or pool of loans is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan or pool of loans is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30. Mortgage loans that are delinquent 60 or more days are considered non-performing.

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250, “Accounting Changes and Error Corrections” with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, may be recognized as impairment. Increases in interest income may be recognized on a loan on which the Company previously recorded an OTTI charge if the performance of such loan subsequently improves.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, Excess MSRs, and loans, including loans held through Mortgage Acquisition Holding I LLC (“MATH”) as discussed below. These entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of June 30, 2018 and December 31, 2017, these investments had a gross fair market value of $199.8 million and $88.3 million, respectively, net of any non-recourse securitized debt.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. As of June 30, 2018 and December 31, 2017, the Company’s interest in AG Arc had a fair market value of $18.4 million and $17.9 million, respectively. See Note 11 for additional detail.

On August 27, 2017, the Company, alongside private funds under the management of Angelo, Gordon, formed “MATH” to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC (“MATT”) to purchase predominantly “Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which the Company agreed to provide $33.4 million for use in this mortgage investment business. The Company invests in MATT through MATH, and these indirect subsidiaries have chosen to make a fair value election on their respective financial instruments pursuant to ASC 825. As such, the Company will treat this investment consistently with this election. As of June 30, 2018, the Company had funded $5.1 of its total capital commitment and the Company’s outstanding commitment was $28.3 million (net of any return of capital to the Company).

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Accounting for excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to Excess MSRs. The Company has chosen to make a fair value election pursuant to ASC 825 for Excess MSRs. Excess MSRs are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on derivative and other instruments, net.”

The Company amortizes or accretes any premium or discount over the life of the related Excess MSRs utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of interest of its Excess MSRs to determine whether they are impaired. An Excess MSR is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for Excess MSRs. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If there is a significant increase in expected cash flows over what was previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the Excess MSR’s yield over its remaining life. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, may be recognized as impairment. Increases in interest income may be recognized on an Excess MSR on which the Company previously recorded an OTTI charge if the performance of such Excess MSR subsequently improves.

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

June 30, 2018

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

June 30, 2018

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

The Company pledges certain securities or loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed are dependent upon the fair value of the securities or loans pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged assets, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2018 and December 31, 2017, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2018 and December 31, 2017, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 8 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of June 30, 2018, and December 31, 2017, the Company had no positions in U.S. Treasury securities.

Short positions in U.S. Treasury securities through reverse repurchase agreements

The Company may sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the market value of the underlying assets remain sufficient to protect the Company in the event of a default by a counterparty. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of June 30, 2018, and December 31, 2017, the Company had no short positions in U.S. Treasury securities.

Manager compensation

The management agreement provides for payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is calculated and earned. For a more detailed discussion on the fees payable under the management agreement, see Note 11.

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

June 30, 2018

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

The Company evaluates uncertain income tax positions, if any, in accordance with ASC 740, “Income Taxes.” The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 10 for further details.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

In June 2018, the FASB issued ASU 2018–07, “Improvements to Nonemployee Share–Based Payment Accounting” (“ASU 2018-07”). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative–effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2018 and December 31, 2017. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity.

The following table details the Company’s real estate securities portfolio as of June 30, 2018:

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,744,052,949	$52,134,603	$1,796,187,552	$1,100,504	$(25,173,693)	$1,772,114,363	3.87%	3.45%
Fixed Rate CMO	48,555,453	373,443	48,928,896	-	(763,693)	48,165,203	3.00%	2.80%
ARM	112,452,842	249,941	112,702,783	-	(1,922,206)	110,780,577	2.42%	2.85%
Interest Only	657,244,631	(543,347,263)	113,897,368	1,859,804	(2,027,513)	113,729,659	3.75%	7.75%
Total Agency:	2,562,305,875	(490,589,276)	2,071,716,599	2,960,308	(29,887,105)	2,044,789,802	3.76%	3.64%

Credit Investments:
Non-Agency RMBS	963,580,656	(200,563,564)	763,017,092	59,848,020	(3,789,337)	819,075,775	4.63%	6.62%
Non-Agency RMBS Interest Only	335,341,583	(332,089,320)	3,252,263	141,996	(523,105)	2,871,154	0.53%	15.84%
Total Non-Agency:	1,298,922,239	(532,652,884)	766,269,355	59,990,016	(4,312,442)	821,946,929	3.98%	6.65%

ABS	39,817,063	(2,488,221)	37,328,842	445,154	(18,644)	37,755,352	8.84%	9.00%

CMBS	212,840,112	(44,960,274)	167,879,838	1,102,784	(1,829,763)	167,152,859	5.93%	6.50%
CMBS Interest Only	1,941,715,126	(1,901,631,424)	40,083,702	3,130,403	(31,800)	43,182,305	0.37%	6.83%
Total CMBS:	2,154,555,238	(1,946,591,698)	207,963,540	4,233,187	(1,861,563)	210,335,164	0.81%	6.57%

Total	$6,055,600,415	$(2,972,322,079)	$3,083,278,336	$67,628,665	$(36,079,754)	$3,114,827,247	2.76%	4.70%

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item in the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item in the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2) Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on June 30, 2018 and December 31, 2017:

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018	$1,770,772,474	$(32,717,705)	$90,665,044	$(3,362,049)
December 31, 2017	1,116,925,170	(8,011,731)	188,434,092	(4,214,098)

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

For the three months ended June 30, 2018 the Company recognized an OTTI charge of $0.7 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $0.7 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $0.7 million of OTTI recorded, $0.5 million related to securities where OTTI was not recognized in a prior year.

For the six months ended June 30, 2018 the Company recognized an OTTI charge of $1.7 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded $1.7 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $1.7 million of OTTI recorded, $1.1 million related to securities where OTTI was not recognized in a prior year.

For the three months ended June 30, 2017 the Company recognized an OTTI charge of $1.8 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $0.9 million was recognized on one security in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $0.9 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. For the three months ended June 30, 2017, all of the OTTI recorded pertained to securities where OTTI was recognized in a prior year.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

The following table details weighted average life broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Securities as of June 30, 2018:

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$-	$-	-	$-	$-	-	$67,308,265	$67,514,009	0.46%
Greater than one year and less than or equal to five years	158,976,558	161,662,626	2.59%	19,417,060	18,534,551	3.02%	429,040,535	416,209,542	1.82%
Greater than five years and less than or equal to ten years	1,412,577,947	1,435,730,973	3.89%	94,312,599	95,362,817	4.02%	412,502,055	385,059,655	3.13%
Greater than ten years	359,505,638	360,425,632	3.79%	-	-	-	161,186,590	142,778,531	5.59%
Total	$1,931,060,143	$1,957,819,231	3.76%	$113,729,659	$113,897,368	3.75%	$1,070,037,445	$1,011,561,737	1.96%

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

For the three months ended June 30, 2018, the Company sold 48 securities for total proceeds of $586.3 million, recording realized gains of $0.3 million and realized losses of $17.1 million. For the six months ended June 30, 2018, the Company sold 105 securities for total proceeds of $1.3 billion, recording realized gains of $6.2 million and realized losses of $35.5 million.

For the three months ended June 30, 2017, the Company sold 15 securities for total proceeds of $141.8 million, recording realized gains of $0.5 million and realized losses of $1.4 million. For the six months ended June 30, 2017, the Company sold 30 securities for total proceeds of $260.9 million, recording realized gains of $1.0 million and realized losses of $2.1 million.

See Notes 4 and 8 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

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

June 30, 2018

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

The following table details certain information on the Company’s consolidated VIE as of June 30, 2018:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$13,872,792	$13,984,245	3.73%	4.37%	2.70
Retained tranche	8,519,101	6,345,307	3.52%	17.46%	8.87
Total resecuritized asset	$22,391,893	$20,329,552	3.65%	8.46%	5.05

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of June 30, 2018, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as “Non-Agency RMBS”. As of June 30, 2018, the Company has recorded secured financing of $14.0 million on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization.

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

(2) As of December 31, 2017, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as “Non-Agency RMBS”. As of December 31, 2017, the Company has recorded secured financing of $16.5 million on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization.

The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to any VIE.

4. Loans

Residential mortgage loans

In June 2018, the Company purchased a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $86.3 million and $76.3 million, respectively, net of sales.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of June 30, 2018:

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$107,872,692	$(16,328,505)	$91,544,187	$1,706,872	$(121,790)	$93,129,269	4.14%	6.80%	7.85

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

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

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2) Actual maturities of residential mortgage loans are generally shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$48,958,703	$57,015,094	$7,068,795	$9,543,318
Non-Performing	44,170,566	50,857,598	11,820,898	16,132,248
	$93,129,269	$107,872,692	$18,889,693	$25,675,566

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

No OTTI was recorded for the three and six months ended June 30, 2018 on the Company’s residential mortgage loans.

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

As of June 30, 2018 and December 31, 2017 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $11.1 million and $9.1 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of certain concentrations of credit risk within the Company’s mortgage loan portfolio:

Concentration of Credit Risk	June 30, 2018	December 31, 2017
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
California	27%	7%
New York	10%	37%
Florida	8%	1%
Maryland	5%	7%
New Jersey	5%	6%

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and six months ended June 30, 2018 and June 30, 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning Balance	$9,824,687	$18,725,471	$9,318,058	$18,281,517
Additions	36,442,554	-	36,442,554	-
Accretion	(542,322)	(708,857)	(1,032,951)	(1,462,394)
Reclassifications from/(to) non-accretable difference	824,509	1,909,368	1,821,767	3,381,708
Disposals	(1,499,455)	(9,584,506)	(1,499,455)	(9,859,355)
Ending Balance	$45,049,973	$10,341,476	$45,049,973	$10,341,476

As of June 30, 2018, the Company’s residential mortgage loan portfolio was comprised of 641 conventional loans with original loan balances between $10,000 and $1.9 million.

As of December 31, 2017, the Company’s residential mortgage loan portfolio was comprised of 125 conventional loans with original loan balances between $9,000 and $1.1 million.

For the three and six months ended June 30, 2018, the Company sold 150 loans for total proceeds of $31.0 million, recording realized gains of $0.7 million and realized losses of $0.1 million. For the three months ended June 30, 2017, the Company sold 60 loans for total proceeds of $9.3 million, recording realized gains of $2.6 million and realized losses of $0.2 million. For the six months ended June 30, 2017, the Company sold 66 loans for total proceeds of $10.2 million, recording realized gains of $2.6 million and realized losses of $0.3 million. In addition, for the three and six months ended June 30, 2017, the Company received $3.6 million of proceeds from sold loans which were unsettled at December 31, 2016.

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on June 30, 2018.

				Gross Unrealized (1)			Weighted Average
Loan (2) (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (3)	$32,800,000	$-	$32,800,000	$-	$-	$32,800,000	6.76%	7.14%	1.03	July 1, 2016	July 1, 2019	TX
Loan F (4)	10,416,666	(17,354)	10,399,312	17,354	-	10,416,666	13.05%	15.02%	0.20	September 9, 2018	September 9, 2019	MN
	$43,216,666	$(17,354)	$43,199,312	$17,354	$-	$43,216,666	8.28%	9.04%	0.83

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Loan E paid off at par in Q2 2018, with the Company receiving $14.5 million of principal proceeds.

(3) Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of June 30, 2018, Loan B has been extended to the extended maturity date shown above.

(4) Loan F is a mezzanine loan of up to $14.6 million, of which $10.4 million has been advanced.

(5) Each commercial loan investment has a variable coupon rate.

(6) Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(7) The Company has the contractual right to receive a balloon payment.

(8) Represents the maturity date of the last possible extension option.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2017.

				Gross Unrealized (1)			Weighted Average
Loan (7)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (5)	Yield	Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (8)	Location
Loan B (2)	$32,800,000	$-	$32,800,000	$-	$-	$32,800,000	6.14%	6.52%	1.53	July 1, 2016	July 1, 2019	TX
Loan E (3)	14,521,806	(1,027,510)	13,494,296	809,684	-	14,303,980	9.83%	12.70%	3.01	April 9, 2017	April 9, 2021	Various
Loan F (4)	10,416,666	(76,512)	10,340,154	76,512	-	10,416,666	12.43%	13.98%	0.70	September 9, 2018	September 9, 2019	MN
	$57,738,472	$(1,104,022)	$56,634,450	$886,196	$-	$57,520,646	8.20%	9.41%	1.76

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

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

June 30, 2018

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

During the three and six months ended June 30, 2018, the Company recorded $0.1 and $1.1 million of discount accretion, respectively, on its commercial loans. The decrease in discount accretion is a result of the recognition of most of the outstanding discount on a commercial loan which paid off at par in April 2018, in which the Company received $14.5 million of principal proceeds. During the three and six months ended June 30, 2017, the Company recorded $0.1 million and $0.2 million of discount accretion, respectively, on its commercial loans.

5. Excess MSRs

The following table presents detail on the Company’s Excess MSR portfolio on June 30, 2018.

			Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (2)
Agency Excess MSRs	$3,785,622,348	$28,537,117	$1,422,916	$(934,417)	$29,025,616	10.97%	7.0
Credit Excess MSRs	45,265,798	241,862	21,777	(7,490)	256,149	24.07%	4.9
Total Excess MSRs	$3,830,888,146	$28,778,979	$1,444,693	$(941,907)	$29,281,765	11.08%	7.0

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on derivative and other instruments, net” line item.  The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Actual maturities of Excess MSRs may be shorter than stated contractual maturities.  Maturities are affected by prepayments of principal.

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2017.

			Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (2)
Agency Excess MSRs	$768,385,219	$4,478,816	$333,019	$(11,127)	$4,800,708	12.23%	6.3
Credit Excess MSRs	50,307,900	258,460	24,346	-	282,806	21.87%	5.0
Total Excess MSRs	$818,693,119	$4,737,276	$357,365	$(11,127)	$5,083,514	12.76%	6.2

(1) The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on derivative and other instruments, net” line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2) Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an excess MSR is less than its amortized cost at the balance sheet date, the excess MSR is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” There was no OTTI for the three and six months ended June 30, 2018. There was no OTTI for the three and six months ended June 30, 2017.

6. Fair value measurements

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

June 30, 2018

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

Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 for more information.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The following table presents the Company’s financial instruments measured at fair value as of June 30, 2018:

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$1,772,114,363	$-	$1,772,114,363
Fixed Rate CMO	-	48,165,203	-	48,165,203
ARM	-	110,780,577	-	110,780,577
Interest Only	-	113,729,659	-	113,729,659
Credit Investments:
Non-Agency RMBS	-	32,968,019	786,107,756	819,075,775
Non-Agency RMBS Interest Only	-	-	2,871,154	2,871,154
ABS	-	-	37,755,352	37,755,352
CMBS	-	7,321,017	159,831,842	167,152,859
CMBS Interest Only	-	-	43,182,305	43,182,305
Residential mortgage loans	-	-	93,129,269	93,129,269
Commercial loans	-	-	43,216,666	43,216,666
Excess mortgage servicing rights	-	-	29,281,765	29,281,765
Derivative assets	-	4,222,706	-	4,222,706
AG Arc	-	-	18,352,632	18,352,632
Total Assets Carried at Fair Value	$-	$2,089,301,544	$1,213,728,741	$3,303,030,285

Liabilities:
Securitized debt	$-	$-	$(13,984,245)	$(13,984,245)
Derivative liabilities	-	(625,990)	-	(625,990)
Total Liabilities Carried at Fair Value	$-	$(625,990)	$(13,984,245)	$(14,610,235)

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2017:

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$-	$1,929,032,996	$-	$1,929,032,996
Fixed Rate CMO	-	52,950,756	-	52,950,756
ARM	-	176,387,396	-	176,387,396
Interest Only	-	88,789,887	-	88,789,887
Credit Investments:
Non-Agency RMBS	-	156,170,350	845,423,742	1,001,594,092
Non-Agency RMBS Interest Only	-	-	2,661,566	2,661,566
ABS	-	-	40,957,553	40,957,553
CMBS	-	8,216,506	161,250,065	169,466,571
CMBS Interest Only	-	-	50,701,934	50,701,934
Residential mortgage loans	-	-	18,889,693	18,889,693
Commercial loans	-	-	57,520,646	57,520,646
Excess mortgage servicing rights	-	-	5,083,514	5,083,514
Derivative assets	110,063	2,017,007	-	2,127,070
AG Arc	-	-	17,911,091	17,911,091
Total Assets Carried at Fair Value	$110,063	$2,413,564,898	$1,200,399,804	$3,614,074,765

Liabilities:
Securitized debt	$-	$-	$(16,477,801)	$(16,477,801)
Securities borrowed under reverse repurchase agreements	-	(24,379,356)	-	(24,379,356)
Derivative liabilities	-	(450,208)	-	(450,208)
Total Liabilities Carried at Fair Value	$-	$(24,829,564)	$(16,477,801)	$(41,307,365)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2018 and June 30, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended

June 30, 2018

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$730,919,118	$2,912,380	$35,838,056	$182,970,152	$48,624,976	$19,872,126	$57,665,864	$30,746,462	$18,438,220	$(15,496,402)
Transfers (1):
Transfers into level 3	93,950,988	-	-	-	-	-	-	-	-	-
Purchases/Transfers	2,290,922	-	2,628,040	26,056,250	-	105,041,253	-	(209,070)	-	-
Proceeds from sales/redemptions	(6,683,073)	-	-	-	(4,658,476)	(30,831,907)	-	-	-	-
Proceeds from settlement	(31,612,092)	-	(736,946)	(48,240,806)	-	(1,072,865)	(14,521,806)	(178,576)	-	1,487,850
Total net gains/(losses) (2)
Included in net income	(2,758,107)	(41,226)	26,202	(953,754)	(784,195)	120,662	72,608	(1,077,051)	(85,588)	24,307
Ending Balance	$786,107,756	$2,871,154	$37,755,352	$159,831,842	$43,182,305	$93,129,269	$43,216,666	$29,281,765	$18,352,632	$(13,984,245)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2018 (3)	$(2,721,807)	$(41,226)	$26,202	$(1,026,231)	$(550,652)	$(581,143)	$(145,218)	$(1,077,051)	$(85,588)	$24,307

(1) Transfers are assumed to occur at the beginning of the period. During the three months ended June 30, 2018, the Company transferred 7 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(5,771,704)
Unrealized gain/(loss) on derivative and other instruments, net	(427,515)
Net realized gain/(loss)	828,665
Equity in earnings/(loss) from affiliates	(85,588)
Total	$(5,456,142)

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(5,665,304)
Unrealized gain/(loss) on derivative and other instruments, net	(427,515)
Equity in earnings/(loss) from affiliates	(85,588)
Total	$(6,178,407)

Three Months Ended

June 30, 2017

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$762,089,348	$3,557,950	$21,165,442	$122,215,294	$52,921,927	$36,255,911	$58,274,488	$1,056,123	$13,010,453	$(19,948,739)
Transfers (1):
Transfers into level 3	70,603,992	-	-	-	-	-	-	-	-
Transfers out of level 3	(51,307,381)	-	-	-	-	-	-	-	-
Purchases/Transfers	215,073,421	-	39,717,021	15,000,001	-	-	-	1,858,979	-
Capital contributions	-	-	-	-	-	-	-	-	4,459,000
Proceeds from sales/redemptions	(61,084,219)	-	(9,311,530)	-	-	(9,248,143)	-	-	-
Proceeds from settlement	(86,015,924)	-	(3,984,154)	(108,799)	-	(4,631,367)	(1,176,506)	(176,923)	-	1,171,856
Total net gains/(losses) (2)
Included in net income	13,661,665	(344,553)	330,577	551,831	(116,288)	1,078,832	196,124	48,322	243,104	(1,286)
Ending Balance	$863,020,902	$3,213,397	$47,917,356	$137,658,327	$52,805,639	$23,455,233	$57,294,106	$2,786,501	$17,712,557	$(18,778,169)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2017 (3)	$14,997,601	$(344,553)	$(95,002)	$897,090	$(116,288)	$(913,062)	$196,124	$48,322	$243,104	$(1,286)

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Six Months Ended

June 30, 2018

	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,423,742	$2,661,566	$40,957,553	$161,250,065	$50,701,934	$18,889,693	$57,520,646	$5,083,514	$17,911,091	$(16,477,801)
Transfers (1):
Transfers into level 3	101,985,493	-	-	-	-	-	-	-	-	-
Transfers out of level 3	-	-	-	(6,951,115)	-	-	-	-	-	-
Purchases/Transfers	93,876,423	-	5,596,268	56,256,250	-	105,041,253	-	25,162,285	-	-
Proceeds from sales/redemptions	(184,804,178)	-	-	-	(4,658,476)	(30,831,907)	-	-	-	-
Proceeds from settlement	(69,562,698)	-	(8,710,793)	(49,144,767)	-	(1,255,512)	(14,521,806)	(512,212)	-	2,481,926
Total net gains/(losses) (2)
Included in net income	(811,026)	209,588	(87,676)	(1,578,591)	(2,861,153)	1,285,742	217,826	(451,822)	441,541	11,630
Ending Balance	$786,107,756	$2,871,154	$37,755,352	$159,831,842	$43,182,305	$93,129,269	$43,216,666	$29,281,765	$18,352,632	$(13,984,245)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2018 (3)	$(1,697,476)	$229,918	$(69,140)	$(1,651,068)	$(2,627,610)	$583,937	$-	$(451,822)	$441,541	$11,630

(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2018, the Company transferred 8 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 1 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(9,095,280)
Unrealized gain/(loss) on derivative and other instruments, net	(440,192)
Net realized gain/(loss)	5,469,990
Equity in earnings/(loss) from affiliates	441,541
Total	$(3,623,941)

(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(5,231,439)
Unrealized gain/(loss) on derivative and other instruments, net	(440,192)
Equity in earnings/(loss) from affiliates	441,541
Total	$(5,230,090)

Six Months Ended

June 30, 2017

	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,760,534	$3,761,446	$21,231,956	$130,789,615	$52,136,726	$38,195,576	$60,068,800	$412,648	$12,894,819	$(21,491,710)	$(1,800,000)
Transfers (1):
Transfers into level 3	156,247,235	-	-	-	-	-	-	-	-	-	-
Transfers out of level 3	(87,193,669)	-	-	-	-	-	-	-	-	-	-
Purchases/Transfers	257,276,811	-	46,447,667	18,568,750	-	-	10,270,833	2,565,344	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,459,000	-	-
Proceeds from sales/redemptions	(84,759,581)	-	(16,977,157)	(4,533,594)	-	(10,102,590)	-	-	-	-	-
Proceeds from settlement	(115,376,445)	-	(3,984,154)	(8,594,055)	-	(5,297,349)	(13,534,402)	(187,287)	-	2,747,475	1,954,927
Total net gains/(losses) (2)
Included in net income	19,066,017	(548,049)	1,199,044	1,427,611	668,913	659,596	488,875	(4,204)	358,738	(33,934)	(154,927)
Ending Balance	$863,020,902	$3,213,397	$47,917,356	$137,658,327	$52,805,639	$23,455,233	$57,294,106	$2,786,501	$17,712,557	$(18,778,169)	$-

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of June 30, 2017 (3)	$20,392,109	$(548,049)	$743,730	$1,857,762	$668,913	$(1,401,691)	$432,666	$(4,204)	$358,738	$(33,934)	$-

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

June 30, 2018

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.74% - 31.75% (4.66%)
Non-Agency RMBS	$761,543,614	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 30.00% (11.60%)
			Projected Collateral Losses	0.00% - 30.00% (2.69%)
			Projected Collateral Severities	0.00% - 100.00% (31.67%)
	$24,564,142	Consensus Pricing	Offered Quotes	75.25 - 98.56 (83.28)
			Yield	7.00% - 25.00% (22.10%)
Non-Agency RMBS Interest Only	$2,871,154	Discounted Cash Flow	Projected Collateral Prepayments	9.50% - 18.00% (16.75%)
			Projected Collateral Losses	0.75% - 1.50% (1.41%)
			Projected Collateral Severities	10.00% - 65.00% (17.43%)
			Yield	6.19% - 6.19% (6.19%)
ABS	$32,925,013	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 40.00% (23.27%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$4,830,339	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	5.58% - 8.66% (6.93%)
CMBS	$156,869,879	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$2,961,963	Consensus Pricing	Offered Quotes	4.28 - 8.77 (7.64)
			Yield	3.48% - 6.31% (4.74%)
CMBS Interest Only	$43,182,305	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.90%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.50% - 9.00% (7.93%)
Residential Mortgage Loans	$16,822,776	Discounted Cash Flow	Projected Collateral Prepayments	3.65% - 4.82% (4.22%)
			Projected Collateral Losses	3.60% - 6.01% (3.90%)
			Projected Collateral Severities	14.69% - 31.45% (18.29%)
	$76,306,493	Recent Transaction	Cost	N/A
			Yield	7.14% - 7.14% (7.14%)
Commercial Loans	$32,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$10,416,666	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	8.50% - 11.57% (9.19%)
Excess Mortgage Servicing Rights	$29,025,616	Discounted Cash Flow	Projected Collateral Prepayments	6.20% - 10.01% (8.07%)
	$256,149	Consensus Pricing	Offered Quotes	0.03 - 0.53 (0.50)
AG Arc	$18,352,632	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.98% - 3.98% (3.98%)
Securitized debt	$(13,984,245)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.00% - 3.00% (3.00%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)

(1) Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2018.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Asset Class	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.94% - 31.75% (4.49%)
Non-Agency RMBS	$783,880,884	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 35.00% (10.50%)
			Projected Collateral Losses	0.00% - 50.00% (3.25%)
			Projected Collateral Severities	0.00% - 100.00% (34.77%)
	$14,794,010	Consensus Pricing	Offered Quotes	74.75 - 74.75 (74.75)
	$46,748,848	Recent Transaction	Recent Transaction	N/A
			Yield	7.00% - 25.00% (22.34%)
Non-Agency RMBS Interest Only	$2,661,566	Discounted Cash Flow	Projected Collateral Prepayments	10.50% - 18.00% (16.89%)
			Projected Collateral Losses	1.50% - 2.00% (1.57%)
			Projected Collateral Severities	10.00% - 40.00% (14.43%)
			Yield	4.62% - 9.83% (7.56%)
ABS	$40,957,533	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 40.00% (22.62%)
			Projected Collateral Losses	0.00% - 2.00% (1.74%)
			Projected Collateral Severities	0.00% - 50.00% (43.45%)
			Yield	-1.45% - 8.35% (6.24%)
CMBS	$157,684,840	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,565,225	Consensus Pricing	Offered Quotes	6.20 - 7.60 (7.12)
			Yield	2.93% - 5.90% (4.43%)
CMBS Interest Only	$50,701,934	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.25% - 9.00% (7.81%)
Residential Mortgage Loans	$18,889,693	Discounted Cash Flow	Projected Collateral Prepayments	2.98% - 5.05% (3.93%)
			Projected Collateral Losses	3.88% - 6.91% (4.27%)
			Projected Collateral Severities	20.21% - 37.25% (22.00%)
			Yield	6.52% - 6.52% (6.52%)
Commercial Loans	$32,800,000	Discounted Cash Flow	Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$24,720,646	Consensus Pricing	Offered Quotes	98.50 - 100.00 (99.13)
			Yield	9.12% - 11.74% (10.29%)
Excess Mortgage Servicing Rights	$4,800,708	Discounted Cash Flow	Projected Collateral Prepayments	7.59% - 11.85% (9.67%)
	$282,806	Consensus Pricing	Offered Quotes	0.04 - 0.52 (0.48)
AG Arc	$17,911,091	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.23% - 3.23% (3.23%)
Securitized debt	$(16,477,801)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)

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

June 30, 2018

7. Repurchase agreements

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of June 30, 2018:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$110,636,000	2.31%	3.0%	$114,031,956	$115,775,602	$362,555
30 days or less	1,784,082,000	2.45%	9.2%	1,991,350,098	1,962,154,041	7,740,255
31-60 days	420,130,000	2.50%	8.7%	468,641,667	467,140,552	1,740,034
61-90 days	181,449,000	2.48%	9.0%	207,489,411	206,058,822	747,579
Greater than 180 days	49,475,000	3.11%	16.1%	59,213,101	59,632,409	40,138
Total / Weighted Average	$2,545,772,000	2.47%	9.0%	$2,840,726,233	$2,810,761,426	$10,630,561

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

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in residential mortgage loans as of June 30, 2018:

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$66,613,881	4.11%	4.15%	26.1%	$90,133,713	$88,309,563	$60,997

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

(1) As of December 31, 2017, the weighted average rate equaled the weighted average funding cost on the Company’s repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by interests in commercial loans as of June 30, 2018:

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$21,796,000	4.24%	33.5%	$32,800,000	$32,800,000	$276,922

(1) As of June 30, 2018, the weighted average rate equaled the weighted average funding cost on the Company’s repurchase agreements secured by commercial loans as a result of the full recognition of deferred fee amounts.

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

(1) As of December 31, 2017, the weighted average rate equaled the weighted average funding cost on the Company’s repurchase agreements secured by commercial loans as a result of the full recognition of deferred fee amounts.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 8 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on June 30, 2018 and December 31, 2017, broken out by investment type:

	June 30, 2018	December 31, 2017
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$1,811,050,887	$2,118,615,429
Non-Agency RMBS	799,315,479	976,071,673
ABS	24,510,960	30,832,553
CMBS	205,848,907	211,179,945
Residential Mortgage Loans	90,133,713	15,860,583
Commercial Loans	32,800,000	32,800,000
Cash pledged (i.e., restricted cash) under repurchase agreements	11,495,756	12,155,251
Total collateral pledged under Repurchase agreements	$2,975,155,702	$3,397,515,434

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on June 30, 2018 and December 31, 2017, broken out by investment type:

	June 30, 2018	December 31, 2017
Repurchase agreements secured by investments:
Agency RMBS	$1,712,500,000	$2,005,133,000
Non-Agency RMBS	653,525,000	784,896,628
ABS	18,495,000	22,761,000
CMBS	161,252,000	159,490,000
Residential Mortgage Loans	66,613,881	10,330,390
Commercial Loans	21,796,000	21,796,000
Gross Liability for Repurchase agreements	$2,634,181,881	$3,004,407,018

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of June 30, 2018:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase Agreements	$2,634,181,881	$-	$2,634,181,881	$2,634,181,881	$-	$-

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

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of June 30, 2018 and December 31, 2017 the Company had 40 and 39 financing counterparties, respectively, under which it had outstanding debt with 29 and 27 counterparties, respectively.

The following table presents information at June 30, 2018 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$37,141,335	24	5%

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

On August 4, 2015, the Company, AG MIT CREL and AG MIT entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “First Amendment”) with Wells Fargo. The First Amendment amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The First Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The First Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The First Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of June 30, 2018 and December 31, 2017, the Company had $21.8 million of debt outstanding under this facility.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

In June 2018, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Numbers Seven and Eight of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement”) with Wells Fargo to finance the ownership and acquisition of certain pools of residential mortgage loans. The WFB1 Repurchase Agreement provides for a funding period ending June 14, 2019 and a facility termination date of June 15, 2020. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $110.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. In the event the debt outstanding under the WFB1 Repurchase Agreement falls below $7.0 million, a cash trap trigger event will occur in which all income payments received by Wells Fargo will be applied against the outstanding balance until the WFB1 Repurchase Agreement is paid off. As of June 30, 2018 and December 31, 2017, the Company had $66.6 million and $10.3 million of debt outstanding under the WFB1 Repurchase Agreement, respectively.

The Company’s MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

8. Derivatives

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The following table presents the fair value of the Company’s derivative and other instruments and their balance sheet location at June 30, 2018 and December 31, 2017.

Derivatives and Other Instruments	Designation	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Derivative assets, at fair value	$2,853,609	$1,428,240
Interest rate swaps (1)	Non-Hedge	Derivative liabilities, at fair value	(473,647)	(450,208)
Swaptions	Non-Hedge	Derivative assets, at fair value	971,831	362,202
TBAs	Non-Hedge	Derivative assets, at fair value	397,266	226,565
TBAs	Non-Hedge	Derivative liabilities, at fair value	(152,343)	-
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	-	110,063
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (2)	-	(24,379,356)

(1) As of June 30, 2018, the Company applied a reduction in fair value of $62.2 million and $1.9 million to its interest rate swap assets and liabilities, respectively. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2) The Company’s obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the “Unrealized gain/(loss) on derivatives and other instruments, net” line item in the Company’s consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	June 30, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,396,000,000	$2,227,000,000
Notional amount of Swaptions	250,000,000	270,000,000
Net notional amount of TBAs	160,000,000	100,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(20,000,000)	(52,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,668,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

Non-hedge derivatives and		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
other instruments gain/(loss):	Statement of Operations Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$5,610,322	$2,027,635	$41,862,031	$3,258,849
Interest rate swaps, at fair value	Net realized gain/(loss)	5,861,656	(8,082,738)	5,861,656	(8,082,738)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(383,517)	-	(31,746)	-
Swaptions, at fair value	Net realized gain/(loss)	-	-	50,625	-
U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	384,938	1,273,312	(109,419)	1,379,811
U.S. Treasury Futures	Net realized gain/(loss)	66,820	(2,882,643)	739,600	(3,830,579)
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(409,370)	(1,409,304)	18,357	(1,049,539)
TBAs (1)	Net realized gain/(loss)	(208,086)	1,573,086	164,531	1,331,055
U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	-	(94,004)	(1,724,922)
U.S. Treasuries	Net realized gain/(loss)	-	-	131,375	1,730,547

(1) For the three months ended June 30, 2018, gains and losses from purchases and sales of TBAs consisted of $0.6 million of net TBA dollar roll net interest income and net losses of $1.3 million due to price changes. For the six months ended June 30, 2018, gains and losses from purchases and sales of TBAs consisted of $1.1 million of net TBA dollar roll net interest income and net losses of $1.0 million due to price changes. For the three months ended June 30, 2017, gains and losses from purchases and sales of TBAs consisted of $0.7 million of net TBA dollar roll net interest income and net losses of $0.6 million due to price changes. For the six months ended June 30, 2017, gains and losses from purchases and sales of TBAs consisted of $1.1 million of net TBA dollar roll net interest income and net losses of $0.8 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of June 30, 2018:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$4,666,803	$-	$4,666,803	$-	$4,666,803	$-
Interest Rate Swaptions	971,831	-	971,831	-	500,000	471,831
TBAs	397,266	-	397,266	-	-	397,266
Total Derivative Assets	$6,035,900	$-	$6,035,900	$-	$5,166,803	$869,097

Derivative Liabilities (3)
Interest Rate Swaps	$277,398	$-	$277,398	$-	$277,398	$-
TBAs	(152,343)	-	(152,343)	-	(152,343)	-
Total Derivative Liabilities	$125,055	$-	$125,055	$-	$125,055	$-

(1) The Company applied a reduction in fair value of $62.2 million and $1.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2) Included in Derivative Assets on the consolidated balance sheet is $6,035,900 less accrued interest of $(1,813,194) for a total of $4,222,706.

(3) Included in Derivative Liabilities on the consolidated balance sheet is $125,055 million plus accrued interest of $(751,045) for a total of $(625,990).

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

(3) Included in Derivative Liabilities on the consolidated balance sheet is $(5,645) plus accrued interest of $(444,563) for a total of $(450,208).

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of June 30, 2018, the Company pledged real estate securities with a fair value of $7.2 million and cash of $35.9 million as collateral against certain derivatives. The Company’s counterparties posted cash of $4.1 million to it as collateral for certain derivatives. As of December 31, 2017, the Company pledged real estate securities with a fair value of $7.5 million and cash of $25.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.7 million as collateral for certain derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

As of June 30, 2018, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of June 30, 2018:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000,000	1.36%	2.34%	1.38
2020	540,000,000	1.64%	2.34%	1.88
2022	653,000,000	1.90%	2.34%	4.10
2023	149,000,000	2.94%	2.35%	4.90
2024	230,000,000	2.06%	2.33%	6.00
2025	125,000,000	2.87%	2.34%	6.88
2026	75,000,000	2.12%	2.33%	8.39
2027	264,000,000	2.35%	2.34%	9.19
2028	190,000,000	2.94%	2.34%	9.79
Total/Wtd Avg	$2,396,000,000	2.07%	2.34%	4.93

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2018 and June 30, 2017:

For the Three Months Ended June 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$139,000,000	$316,000,000	$(295,000,000)	$160,000,000	$166,600,000	$(166,202,734)	$397,266	$-
TBAs - Short	$-	$551,000,000	$(551,000,000)	$-	$-	$(152,343)	$-	$(152,343)

For the Three Months Ended June 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$90,000,000	$891,000,000	$(681,000,000)	$300,000,000	$309,964,840	$(311,438,243)	$295,629	$(1,769,032)
TBAs - Short	$-	$-	$-	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000,000	$951,000,000	$(891,000,000)	$160,000,000	$166,600,000	$(166,202,734)	$397,266	$-
TBAs - Short	$-	$854,000,000	$(854,000,000)	$-	$-	$(152,343)	$-	$(152,343)

For the Six Months Ended June 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000,000	$1,176,000,000	$(926,000,000)	$300,000,000	$309,964,840	$(311,438,243)	$295,629	$(1,769,032)
TBAs - Short	$(75,000,000)	$75,000,000	$-	$-	$-	$-	$-	$-

9. Earnings per share

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

As of June 30, 2018 and June 30, 2017, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	June 30, 2018	June 30, 2017
Outstanding warrants	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	60,000	20,003

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Each warrant entitled the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and six months ended June 30, 2018 and June 30, 2017, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. The warrants expired on July 6, 2018.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$4,800,791	$29,803,777	$9,680,846	$51,554,085

Denominator:
Basic weighted average common shares outstanding	28,200,928	27,724,183	28,198,315	27,713,104
Dilutive effect of restricted stock units	27,142	7,142	23,589	7,205
Diluted weighted average common shares outstanding	28,228,070	27,731,325	28,221,904	27,720,309

Basic Earnings/(Loss) Per Share of Common Stock:	$0.17	$1.08	$0.34	$1.86
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.17	$1.07	$0.34	$1.86

The following tables detail our common stock dividends for the six months ended June 30, 2018 and June 30, 2017:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475

The following tables detail our preferred stock dividends during the six months ended June 30, 2018 and June 30, 2017:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

10. Income taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states follow U.S. federal income tax treatment of REITs.

For the three months ended June 30, 2018 and June 30, 2017, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company recorded excise tax expense of $0.8 million and $0.8 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2018 or June 30, 2017. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

11. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of June 30, 2018 and December 31, 2017, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo, Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and six months ended June 30, 2018, the Company incurred management fees of approximately $2.4 million and $4.8 million, respectively. For the three and six months ended June 30, 2017, the Company incurred management fees of approximately $2.4 million and $4.9 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2018 and December 31, 2017, no event of termination of the management agreement had occurred.

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

Of the $3.5 million and $6.7 million of Other operating expenses for the three and six months ended June 30, 2018, respectively, the Company has accrued $1.7 million and $3.5 million, respectively, representing a reimbursement of expenses. Of the $2.8 million and $5.6 million of Other operating expenses for the three and six months ended June 30, 2017, respectively, the Company has accrued $1.7 million and $3.4 million, respectively, representing a reimbursement of expenses.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of June 30, 2018, 53,751 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of June 30, 2018, the Company has granted an aggregate of 63,499 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of June 30, 2018, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 60,000 restricted stock units granted to the Company’s Manager have vested. The 60,000 restricted stock units that have not vested as of June 30, 2018 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2018, July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

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

June 30, 2018

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo, Gordon, in such entities and has applied the equity method of accounting for such investments. As of June 30, 2018 and December 31, 2017, the Company’s share of these investments had a fair market value of $199.8 million and $88.3 million, respectively, net of any non-recourse securitized debt.

The Company’s investment in AG Arc is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $18.4 million and $17.9 million on June 30, 2018 and December 31, 2017, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

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

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $5.1 million as of June 30, 2018. As of June 30, 2018, the Company’s remaining commitment was $28.3 million (net of any return of capital to the Company).

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo, Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three and six months ended June 30, 2018, the fees paid by the Company to the Asset Manager totaled $73,790 and $121,431, respectively. For the three and six months ended June 30, 2017, the fees paid by the Company to the Asset Manager totaled $44,824 and $95,290, respectively.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of June 30, 2018, these Excess MSRs had fair value of approximately $30.0 million.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays a sourcing fee to Arc Home. For the three and six months ended June 30, 2018 the sourcing fees paid by the Company to Arc Home totaled $57,747 and $77,682, respectively. For the three and six months ended June 30, 2017 the sourcing fees paid by the Company to Arc Home totaled $3,443.

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

June 30, 2018

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

12. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the “2018 Registration Statement”). As of June 30, 2018, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.5 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised for the three and six months ended June 30, 2018 and June 30, 2017.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2018, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the six months ended June 30, 2018 or June 30, 2017, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which the Company refers to as the “Equity Distribution Agreements,” pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. As of June 30, 2018, the Company sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million.

AG Mortgage Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

13. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo, Gordon, through AG Arc, entered into Arc Home’s LLC Agreement and agreed to fund an initial capital commitment of $30.0 million. On April 25, 2017, the Company, alongside private funds under the management of Angelo, Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million. As of June 30, 2018, the Company’s share of Arc Home’s total capital commitment was $17.8 million. The Company had funded all of its capital commitment to Arc Home as of June 30, 2018.

On February 28, 2017, the Company, alongside a private fund under the management of Angelo, Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. The Company’s share of the commitment is $14.6 million of which the Company had funded $10.4 million as of June 30, 2018. As of June 30, 2018, the Company’s remaining commitment was $4.2 million.

On August 29, 2017, the Company, alongside private funds under the management of Angelo, Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $5.1 million as of June 30, 2018. As of June 30, 2018, the Company’s remaining commitment was $28.3 million (net of any return of capital to the Company).

On March 29, 2018, the Company alongside private funds under the management of Angelo, Gordon, purchased a variable funding note issued pursuant to an indenture. The Company’s share of the total commitment to the variable funding note is $7.1 million, of which the Company has funded $4.8 million as of June 30, 2018. As of June 30, 2018, the Company’s remaining commitment was $2.3 million.

On June 8, 2018, the Company, alongside private funds under the management of Angelo, Gordon and other third parties, entered into a commitment to close on a commercial loan, subject to the satisfaction of certain conditions. The Company’s share of the commitment is $20.0 million. As of June 30, 2018, the conditions had not been met, the loan had not closed and the Company had not funded any of this commitment.

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

Our company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities, financial assets and real estate, which we refer to as our target assets. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo, Gordon, pursuant to a management agreement. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo, Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the ticker symbols MITT-PA and MITT-PB, respectively.

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

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have an explicit guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a “GSE”). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities);

•	Sequential pay fixed rate collateralized mortgage obligations (“CMOs”);

•	Inverse Interest-Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR);

•	Interest-Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS “interest-only strips”);

•	Excess mortgage servicing rights (“Excess MSRs”) whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE; and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as our Non-Agency RMBS. Our Non-Agency RMBS include investment grade and non-investment grade fixed- and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A/Subprime

o	Alt-A (weighted average credit score between 700 and 620); and

o	Subprime (weighted average credit score below 620)

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (defined below)

•	RPL/NPL (described below)

•	Interest-Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE (grouped with Interest-Only securities throughout this Item 2); and

•	Residential Whole Loans (described below).

Credit Risk Transfer securities (“CRTs”) include:

•	Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued either by GSEs or issued by other third-party institutions to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of newly originated single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities generally receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL include:

•	Mortgage-backed securities collateralized by re-performing mortgage loans (“RPL”) and/or non-performing mortgage loans (“NPL”). The RPL/NPL that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL securitizations are structured with significant credit enhancement (typically, approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. “Credit enhancement” refers to the value of the subordinated tranches available to absorb all credit losses prior to those losses being allocated to more senior tranches. For a senior tranche in this type of securitization to experience loss, the value of the collateral underlying the securitization would have to decrease by 50%. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches have been paid off. In addition, the RPL/NPL that we own contain an “interest rate step-up” feature, whereby the interest rate or “coupon” on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a “step up”) if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Residential Whole Loans include:

•	RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate.

•	RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

•	“Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (the “CFPB”) that we hold alongside other private funds under the management of Angelo, Gordon. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC (see the “Contractual obligations” section of this Item 2 for more detail), and are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

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

Market overview

During the quarter, MITT’s book value was down in part due to a modest rise in interest rates, acquisition and securitization expenses related to residential whole loans, spread widening in mortgage derivatives, and underperformance of specified pools versus TBA.

Agency RMBS finished the second quarter flat to marginally tighter versus the swap curve. While the continued reduction of the Federal Reserve’s holdings of Agency RMBS poses a headwind, net origination in 2018 is running at a slower pace than 2017 and slower than most forecasts for 2018, providing some offset. Meanwhile, demand for the sector remained robust, supply was manageable, and interest rate volatility was muted. Banks and overseas investors have been largely absent this year, but money managers have supported the sector through investment of inflows and increased portfolio weightings of Agency RMBS versus other fixed-income product.

Spread performance was somewhat mixed across mortgage and asset-backed sectors during the quarter. Legacy RMBS spreads, which were at or near all-time tights to start the quarter, were relatively flat by quarter-end as market participants continued to reinvest monthly proceeds back into the sector. The credit-risk transfer (CRT) market saw indications of spread-tiering in the mezzanine and subordinate tranches as investors favored seasoned deals with comparatively better underwritten collateral.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 7.1% on a year-over-year basis in May 2018 as compared with May 2017, according to data released by CoreLogic. This marks the 76th consecutive monthly increase year-over-year in national home prices. We expect home price appreciation to persist around current levels due to tight supply conditions across most of the nation, improvement in consumer balance sheets and steady employment gains. Further, relatively low mortgage rates coupled with a stable broader domestic economy have provided support for the housing market recovery.

According to CoreLogic’s Homeowner Equity Report, in the first quarter of 2018, U.S. homeowners with mortgages have seen their equity increase by a total of $1 trillion since the fourth quarter of 2016. In the first quarter of 2018, as compared to the first quarter of 2017, the total number of mortgaged residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased to 2.5 million homes from 3.1 million homes. The negative equity epidemic has eased due to the rise in home prices over the past several years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2018.

At its June meeting, the Fed raised the federal funds interest rate by 0.25% to a target range of 1.75%-2.00%. Progress continues to be made with respect to the Fed’s dual mandate of full employment and price stability, as unemployment remains well below 5%, and inflation has improved to levels close to the Fed’s 2.0% target for core PCE. In the June update of the Fed’s Summary of Economic Projections, the median forecast for real GDP growth increased in 2018 and remained the same for 2019 and 2020, while the median forecast for the unemployment rate decreased in each of those years. The projection of the median Fed Funds rates, based on the individual assessments of the FOMC numbers, was 2.4% in 2018 and 3.1% in 2019.

The market overview and trends outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profile of our business changes.

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act or changes to Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. The impact of such potential reform on our operations is unknown.

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

The table below presents certain information from our consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Statement of Operations Data:
Net Interest Income
Interest income	$36,011,375	$31,220,535	$75,368,522	$59,180,427
Interest expense	16,270,821	10,201,393	31,596,603	18,362,805
	19,740,554	21,019,142	43,771,919	40,817,622

Other Income/(Loss)
Net realized gain/(loss)	(11,059,686)	(10,121,477)	(22,898,818)	(12,549,564)
Realized gain/(loss) on periodic interest settlements of derivative instruments, net	1,261,684	(1,857,542)	(208,476)	(3,467,519)
Unrealized gain/(loss) on real estate securities and loans, net	(578,375)	25,546,552	(36,733,183)	38,297,116
Unrealized gain/(loss) on derivative and other instruments, net	4,781,276	1,927,169	41,871,242	1,801,297
Other income	20,131	3,845	20,386	31,882
	(5,574,970)	15,498,547	(17,948,849)	24,113,212

Expenses
Management fee to affiliate	2,386,669	2,443,780	4,825,838	4,919,596
Other operating expenses	3,442,611	2,851,353	6,665,155	5,644,587
Servicing fees	22,178	86,001	84,356	162,002
Equity based compensation to affiliate	93,948	87,540	145,410	165,018
Excise tax	375,000	375,000	750,000	750,000
	6,320,406	5,843,674	12,470,759	11,641,203

Income/(loss) before equity in earnings/(loss) from affiliates	7,845,178	30,674,015	13,352,311	53,289,631

Equity in earnings/(loss) from affiliates	322,967	2,497,116	3,063,243	4,999,162
Net Income/(Loss)	8,168,145	33,171,131	16,415,554	58,288,793

Dividends on preferred stock	3,367,354	3,367,354	6,734,708	6,734,708

Net Income/(Loss) Available to Common Stockholders	$4,800,791	$29,803,777	$9,680,846	$51,554,085

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.17	$1.08	$0.34	$1.86
Diluted	$0.17	$1.07	$0.34	$1.86

Net Income/(Loss) Available to Common Stockholders

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Net income/(loss) available to common stockholders decreased $25.0 million from $29.8 million for the three months ended June 30, 2017 to $4.8 million for the three months ended June 30, 2018, primarily due to lower prices on our securities, which decreased our “Unrealized gain/(loss) on real estate securities and loans, net,” offset by higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Net income/(loss) available to common stockholders decreased $41.9 million from $51.6 million for the six months ended June 30, 2017 to $9.7 million for the six months ended June 30, 2018, primarily due to lower prices on our securities, which decreased our “Net Realized gain/(loss)” and our “Unrealized gain/(loss) on real estate securities and loans, net,” offset by higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Interest income increased by $4.8 million from $31.2 million at June 30, 2017 to $36.0 million at June 30, 2018 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.4 billion from $2.7 billion at June 30, 2017 to $3.1 billion at June 30, 2018. This was offset by a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.02% from 4.60% at June 30, 2017 to 4.58% at June 30, 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Interest income increased by $16.2 million from $59.2 million at June 30, 2017 to $75.4 million at June 30, 2018 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.8 billion from $2.5 billion at June 30, 2017 to $3.3 billion at June 30, 2018. This was offset by a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.10% from 4.69% at June 30, 2017 to 4.59% at June 30, 2018.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Interest expense increased by $6.1 million from $10.2 million at June 30, 2017 to $16.3 million at June 30, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.59% from 1.88% at June 30, 2017 to 2.47% at June 30, 2018. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.4 billion from $2.2 billion at June 30, 2017 to $2.6 billion at June 30, 2018. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Interest expense increased by $13.2 million from $18.4 million at June 30, 2017 to $31.6 million at June 30, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.44% from 1.84% at June 30, 2017 to 2.28% at June 30, 2018. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.8 billion from $2.0 billion at June 30, 2017 to $2.8 billion at June 30, 2018. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of Residential mortgage loans out of our GAAP investment portfolio, transfers of Residential mortgage loans from our GAAP investment portfolio to Other assets, and sales of Other assets, (iii) sales of derivatives and other instruments, and (iv) other-than-temporary-impairment (“OTTI”) charges recorded during the period. See Note 2, Note 3 and Note 4 of the Notes to Consolidated Financial Statements (unaudited) for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sale of real estate securities	$(16,872,027)	$(839,720)	$(29,367,869)	$(1,090,689)
Sale of loans, and loans transferred to or sold from Other assets	837,592	2,219,631	1,229,603	2,233,160
Settlement of derivatives and other instruments	5,720,390	(9,392,295)	6,947,787	(8,851,715)
OTTI	(745,641)	(2,109,093)	(1,708,339)	(4,840,320)
Total Net realized gain/(loss)	$(11,059,686)	$(10,121,477)	$(22,898,818)	$(12,549,564)

Realized gain/(loss) on periodic interest settlement of derivative instruments, net

Realized gain/(loss) on periodic interest settlement of derivative instruments, net represents the net interest expense paid on our interest rate swaps.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Realized gain/(loss) on periodic interest settlement of derivative instruments, net increased by $3.2 million from $(1.9) million at June 30, 2017 to $1.3 million at June 30, 2018 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which these derivative instruments are based, increased from 1.206 for the three months ended June 30, 2017 to 2.338 for the three months ended June 30, 2018. In addition, the weighted average swap notional increased from $1.1 billion at June 30, 2017 to $2.3 billion at June 30, 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Realized gain/(loss) on periodic interest settlement of derivative instruments, net increased by $3.3 million from $(3.5) million at June 30, 2017 to $(0.2) million at June 30, 2018 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which these derivative instruments are based, increased from 1.137 for the six months ended June 30, 2017 to 2.130 for the six months ended June 30, 2018. In addition, the weighted average swap notional increased from $1.0 billion at June 30, 2017 to $2.3 billion at June 30, 2018.

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

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017, Unrealized gain/(loss) on real estate securities and loans, net was $(0.6) million and $25.5 million, respectively. The $(0.6) million at June 30, 2018 was comprised of unrealized losses on securities and unrealized losses on loans of $0.3 million and $0.3 million, respectively, during the period.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017, Unrealized gain/(loss) on real estate securities and loans, net was $(36.7) million and $38.3 million, respectively. The $(36.7) million at June 30, 2018 was comprised of unrealized losses on securities and unrealized losses on loans of $36.3 million and $0.4 million, respectively, during the period.

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

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017, Unrealized gain/(loss) on derivative and other instruments, net was $4.8 million and $1.9 million, respectively. The $4.8 million at June 30, 2018 was comprised of unrealized gains on certain derivatives and other instruments of $4.4 million, coupled with unrealized gains on TBAs of $0.4 million during the period.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017, Unrealized gain/(loss) on derivative and other instruments, net was $41.9 million and $1.8 million, respectively. The $41.9 million at June 30, 2018 was comprised of unrealized gains on certain derivatives and other instruments of $41.6 million, coupled with unrealized gains on TBAs of $0.3 million during the period.

Other income

Other income pertains to certain fees we receive on our Residential Whole Loans.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017, Other income remained relatively flat.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017, Other income remained relatively flat.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017, our management fees were $2.4 million and $2.4 million, respectively. Management fees decreased slightly due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017, our management fees were $4.8 million and $4.9 million, respectively. Management fees decreased slightly due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of certain expenses within Other operating expenses for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Affiliate reimbursement	$1,660,874	$1,717,960	$3,463,677	$3,415,900
Professional fees	643,809	396,183	1,216,786	779,448
Residential mortgage loan related expenses	421,929	165,582	603,726	359,382
D&O insurance	178,794	181,689	357,588	363,378
Directors’ fees and stock compensation	218,433	139,040	419,047	274,620
Other expenses	318,772	250,899	604,331	451,859
Total	$3,442,611	$2,851,353	$6,665,155	$5,644,587

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential Whole Loans. As of June 30, 2018 and June 30, 2017, we owned Residential mortgage loans with fair market value of $93.1 million and $23.5 million, respectively. The increase in fair market value pertains to the purchase of a pool of primarily RPLs towards the end of the second quarter of 2018.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017 our servicing fees were $22,178 and $86,001, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans throughout 2017 and 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017 our servicing fees were $84,356 and $162,002, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans throughout 2017 and 2018.

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units granted to our Manager remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017, our equity based compensation to affiliate remained relatively flat.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017, our equity based compensation to affiliate remained relatively flat.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Excise tax remained flat period over period for the three months ended June 30, 2018 and June 30, 2017.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Excise tax remained flat period over period for the six months ended June 30, 2018 and June 30, 2017.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018 and June 30, 2017, we recorded Equity in earnings/(loss) from affiliates of $0.3 million and $2.5 million, respectively. The decrease primarily pertains to transaction related expenses and realized losses associated with a securitization executed on certain investments held by our affiliates.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and June 30, 2017, we recorded Equity in earnings/(loss) from affiliates of $3.1 million and $5.0 million, respectively. The decrease primarily pertains to transaction related expenses and realized losses associated with a securitization executed on certain investments held by our affiliates.

Book value per share

As of June 30, 2018, December 31, 2017 and June 30, 2017, our book value per common share was $18.98, $19.62 and $18.77 respectively.

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

Net interest margin, a non-GAAP financial measure, is calculated by subtracting the weighted average cost of funds from the weighted average yield for our investment portfolio, which excludes cash held by us and any net TBA position. The weighted average yield on our investment portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing outstanding at quarter-end and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding repurchase agreements on our investment portfolio, securitized debt, and loan participation payable at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Net interest margin and leverage ratio can be used to calculate the return on equity of our investment portfolio and Management believes that these metrics should be considered together when evaluating the performance of our investment portfolio. See the “Financing activities” section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of June 30, 2018 and June 30, 2017 and for a reconciliation to our GAAP investment portfolio:

June 30, 2018
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.87%	8.46%	5.08%
Cost of Funds	2.30%	4.65%	2.37%
Net Interest Margin	2.57%	3.81%	2.71%
Leverage Ratio	4.0	x	**	4.4	x

June 30, 2017
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio*
Yield	4.57%	8.55%	12.65%	4.75%
Cost of Funds	2.28%	-	3.86%	2.27%
Net Interest Margin	2.29%	8.55%	8.79%	2.48%
Leverage Ratio	3.7	x	N/A	**	4.2	x

*Excludes any net TBA position.

**Refer to the “Financing activities” section below for an aggregate breakout of leverage.

Core Earnings

We define core earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) unrealized and realized gains/(losses) on the sale or termination of securities and the related tax expense/benefit or disposition expense, if any, on such sale or termination, including investments held in affiliated entities and derivatives and, beginning with Q2 2018, (ii) any transaction related expenses. Management considers transaction related expenses to be similar to realized losses incurred at acquisition and do not view them as being part of its core operations. As defined, Core Earnings include the net interest and other income earned on these investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the “Results of Operations” section above for a detailed discussion of our GAAP financial results.

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three and six months ended June 30, 2018 and June 30, 2017 is set forth below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income/(loss) available to common stockholders	$4,800,791	$29,803,777	$9,680,846	$51,554,085
Add (Deduct):
Net realized (gain)/loss	11,059,686	10,121,477	22,898,818	12,549,564
Dollar roll income	656,585	746,159	1,144,443	1,100,847
Equity in (earnings)/loss from affiliates	(322,967)	(2,497,116)	(3,063,243)	(4,999,162)
Net interest income and expenses from equity method investments (a)	2,204,750	2,200,309	5,205,167	4,261,839
Transaction related expenses (b)(c)	1,207,662	-	1,207,662	-
Unrealized (gain)/loss on real estate securities and loans, net	578,375	(25,546,552)	36,733,183	(38,297,116)
Unrealized (gain)/loss on derivative and other instruments, net	(4,781,276)	(1,927,169)	(41,871,242)	(1,801,297)
Core Earnings	$15,403,605	$12,900,885	$31,935,634	$24,368,760

Core Earnings, per Diluted Share	$0.55	$0.47	$1.13	$0.88

(a) For the three months ended June 30, 2018, we recognized $(0.1) million or $(0.00) per diluted share of net income/(loss) attributed to our investment in AG Arc. For the six months ended June 30, 2018, we recognized $0.4 million or $0.02 per diluted share of net income/(loss) attributed to our investment in AG Arc. For the three months ended June 30, 2017, we recognized $0.2 million or $0.01 per diluted share of net income/(loss) attributed to our investment in AG Arc. For the six months ended June 30, 2017, we recognized $0.4 million or $0.01 per diluted share of net income/(loss) attributed to our investment in AG Arc.

(b) For the three months ended March 31, 2018, the amount of transaction related expenses were $0.1 million and did not have a material impact on core earnings for that period. For the three and six months ended June 30, 2017, the amount of transaction related expenses were $0.1 million and did not have a material impact on core earnings for those periods.

(c) Of the $1.2 million of transaction related expenses for the three and six months ended June 30, 2018, $0.3 million and $0.9 million flow through the “Other operating expenses” and “Equity in earnings/(loss) from affiliates” line items, respectively, on our consolidated statements of operations.

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

As of June 30, 2018, we had a $3.3 billion GAAP investment portfolio, which consisted of $2.1 billion, or 63.2%, of assets in our GAAP Agency RMBS portfolio and $1.2 billion, or 36.8%, of assets in our GAAP credit portfolio. As of June 30, 2018, our investment portfolio totaled $3.6 billion, which consisted of $2.2 billion, or 61.5%, of assets in our Agency RMBS portfolio and $1.4 billion, or 38.5%, of assets in our credit portfolio. This compares with a $3.6 billion GAAP investment portfolio as of December 31, 2017, which consisted of $2.3 billion, or 62.7%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 37.3%, of assets in our GAAP credit portfolio. As of December 31, 2017, our investment portfolio totaled $3.8 billion, which consisted of $2.4 billion, or 62.3%, of assets in our Agency RMBS portfolio and $1.4 billion, or 37.7%, of assets in our credit portfolio.

The following table presents a break-down of our investment portfolio as of June 30, 2018 and December 31, 2017:

	Amortized Cost		Fair Value		Weighted Average Yield		Weighted Average Funding Cost (a)		Net Interest Margin (a)		Leverage Ratio (b)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018		December 31, 2017
Agency RMBS	$2,267,394,507	$2,354,789,006	$2,241,355,273	$2,354,915,019	3.74%	3.27%	2.10%	1.56%	1.64%	1.71%	7.1	x	7.5	x
Residential Investments	989,294,758	969,743,254	1,046,735,845	1,034,816,055	6.68%	6.24%	3.45%	2.77%	3.23%	3.47%	3.2	x	3.3	x
Commercial Investments	319,119,328	345,213,992	319,667,275	351,593,659	7.98%	8.26%	3.39%	2.90%	4.59%	5.36%	1.3	x	1.1	x
ABS	37,328,842	40,216,509	37,755,352	40,957,553	9.00%	8.27%	3.64%	2.93%	5.36%	5.34%	1.0	x	1.3	x
Total: Investment Portfolio	$3,613,137,435	$3,709,962,761	$3,645,513,745	$3,782,282,286	5.08%	4.64%	2.37%	2.26%	2.71%	2.38%	4.4	x	4.4	x

Investments in Debt and Equity of Affiliates (d)	$200,133,887	$83,434,417	$198,458,798	$85,292,406	8.46%	12.32%	4.65%	3.80%	3.81%	8.52%	(c)		(c)

Other Assets	$-	$238,133	$-	$242,336	-	10.03%	N/A	N/A	-	10.03%	N/A		N/A

TBAs	$166,202,734	$102,484,375	$166,600,000	$102,710,940	N/A	N/A	N/A	N/A	N/A	N/A	(c)		(c)

Total: GAAP Investment Portfolio	$3,246,800,814	$3,523,805,836	$3,280,454,947	$3,594,036,604	4.87%	4.45%	2.30%	2.26%	2.57%	2.19%	4.0	x	4.2	x

(a)

Funding cost and NIM shown in each investment category line exclude the costs of our interest rate hedges, however these costs are included in the total funding cost and NIM lines. The total funding cost and NIM lines excluding the cost of our interest rate hedges would be 2.6% and 2.5%, respectively.

(b)	The leverage ratio on Agency RMBS includes any net receivables on TBA. The leverage ratio by type of investment is calculated based on allocated equity.
(c)	Refer to the “Financing activities” section below for an aggregate breakout of leverage.
(d)	Net of any non-recourse securitized debt as applicable.

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

The following table presents a summary of the allocated equity of our investment portfolio as of June 30, 2018 and December 31, 2017:

	Allocated Equity		Percent of Equity
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Agency RMBS	$285,498,392	$280,335,793	41.0%	39.2%
Residential Investments	254,879,425	245,934,076	36.6%	34.5%
Commercial Investments	137,189,658	169,953,231	19.7%	23.8%
ABS	18,990,631	18,036,107	2.7%	2.5%
Total	$696,558,106	$714,259,207	100.0%	100.0%

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of June 30, 2018:

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,744,052,949	$1,796,187,552	$(24,073,189)	$1,772,114,363	3.87%	3.45%	9.44
Fixed Rate CMO	48,555,453	48,928,896	(763,693)	48,165,203	3.00%	2.80%	4.17
ARM	112,452,842	112,702,783	(1,922,206)	110,780,577	2.42%	2.85%	4.61
Inverse Interest Only	258,277,594	46,609,347	(1,335,942)	45,273,405	4.07%	8.39%	7.24
Interest Only	398,967,037	67,288,021	1,168,233	68,456,254	3.54%	7.33%	5.31
Excess MSR (4)	3,954,350,148	29,475,174	490,297	29,965,471	N/A	10.98%	6.98
Fixed Rate 30 Year TBA (5)	160,000,000	166,202,734	397,266	166,600,000	4.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	491,387,843	384,811,130	32,380,280	417,191,410	4.55%	6.56%	10.09
Alt-A/Subprime (6)	243,989,458	157,401,607	13,595,572	170,997,179	4.65%	6.44%	6.93
Credit Risk Transfer	114,355,256	114,446,111	8,190,252	122,636,363	5.74%	5.95%	5.34
RPL/NPL	87,451,552	87,441,313	(621,950)	86,819,363	3.46%	3.51%	1.21
Interest Only and Excess MSR (7)	380,607,381	3,494,125	(366,822)	3,127,303	0.53%	16.51%	6.44
Residential Whole Loans	310,257,577	241,700,472	4,263,755	245,964,227	4.81%	8.42%	6.57
Commercial Investments
CMBS	206,387,701	161,415,630	(889,812)	160,525,818	5.84%	6.42%	3.62
Freddie Mac K-Series	189,943,058	64,374,460	(1,388,156)	62,986,304	5.98%	12.21%	9.69
Interest Only (9)	3,411,550,766	50,129,926	2,808,561	52,938,487	0.25%	6.81%	3.50
Commercial Whole Loans	43,216,666	43,199,312	17,354	43,216,666	8.28%	9.04%	0.83
ABS	39,817,063	37,328,842	426,510	37,755,352	8.84%	9.00%	4.52
Total: Investment Portfolio	$12,195,620,344	$3,613,137,435	$32,376,310	$3,645,513,745	2.37%	5.08%	6.26

Investments in Debt and Equity of Affiliates	$1,998,042,425	$200,133,887	$(1,675,089)	$198,458,798	0.45%	8.46%	5.71

TBAs	$160,000,000	$166,202,734	$397,266	$166,600,000	4.50%	N/A	N/A

Total: GAAP Investment Portfolio	$10,037,577,919	$3,246,800,814	$33,654,133	$3,280,454,947	2.82%	4.87%	6.35

(1) Included in Agency RMBS, Residential Investments and Commercial Investments are $0.9 million fair market value, $131.5 million fair market value and $66.1 million fair market value, respectively, net of any non-recourse securitized debt, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet. These items, inclusive of our investment in AG Arc and other items, net to $129.4 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

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

(9) Includes Freddie Mac K-Series interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2017:

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield (3)	Weighted Average Life (Years) (3) (8)
Agency RMBS:
30 Year Fixed Rate	$1,848,172,215	$1,929,305,571	$(272,575)	$1,929,032,996	3.79%	3.13%	8.64
Fixed Rate CMO	52,263,914	52,670,416	280,340	52,950,756	3.00%	2.79%	4.13
ARM	176,560,807	175,726,062	661,334	176,387,396	2.35%	2.83%	4.79
Inverse Interest Only	256,982,587	44,704,018	(775,533)	43,928,485	4.20%	7.37%	5.86
Interest Only	387,256,408	45,181,615	(320,213)	44,861,402	2.66%	6.32%	4.38
Excess MSR (4)	822,599,828	4,716,949	326,095	5,043,044	N/A	12.12%	6.27
Fixed Rate 30 Year TBA (5)	100,000,000	102,484,375	226,565	102,710,940	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (6)	550,558,745	437,068,256	35,802,265	472,870,521	4.43%	6.34%	9.72
Alt-A/Subprime (6)	311,153,450	216,421,718	16,195,889	232,617,607	4.10%	5.91%	6.46
Credit Risk Transfer	149,710,279	149,785,740	10,712,460	160,498,200	5.11%	5.28%	5.87
RPL/NPL	67,998,537	67,968,193	(91,996)	67,876,197	3.50%	3.57%	1.40
Interest Only and Excess MSR (7)	421,605,000	3,578,800	(634,428)	2,944,372	0.30%	11.58%	3.13
Residential Whole Loans	126,300,516	94,920,547	3,088,611	98,009,158	5.17%	9.81%	6.46
Commercial Investments
CMBS	214,051,549	162,225,908	(270,676)	161,955,232	5.48%	6.16%	3.58
Freddie Mac K-Series	210,838,445	68,969,822	2,109,711	71,079,533	5.84%	13.54%	9.68
Interest Only (9)	3,493,578,686	57,383,812	3,654,436	61,038,248	0.27%	6.64%	3.70
Commercial Whole Loans	57,738,472	56,634,450	886,196	57,520,646	8.20%	9.41%	1.76
ABS	40,655,000	40,216,509	741,044	40,957,553	7.61%	8.27%	5.43
Total: Investment Portfolio	$9,288,024,438	$3,709,962,761	$72,319,525	$3,782,282,286	2.20%	4.64%	5.65

Investments in Debt and Equity of Affiliates	$1,690,415,462	$83,434,417	$1,857,989	$85,292,406	0.19%	12.32%	5.77

Other Assets	$54,214,609	$238,133	$4,203	$242,336	N/A	10.03%	5.89

TBAs	$100,000,000	$102,484,375	$226,565	$102,710,940	3.50%	N/A	N/A

Total: GAAP Investment Portfolio	$7,443,394,367	$3,523,805,836	$70,230,768	$3,594,036,604	2.65%	4.45%	5.62

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

(9) Includes Freddie Mac K-Series interest-only bonds.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of June 30, 2018. We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2005	$29,768,395	$28,894,613	$829,784	$29,724,397	4.89%	7.21%	3.83
2005	153,891,951	120,505,751	15,280,945	135,786,696	4.56%	7.09%	9.51
2006	159,900,933	91,280,119	8,788,551	100,068,670	5.11%	6.55%	9.32
2007	138,066,854	103,144,737	9,218,384	112,363,121	4.73%	6.49%	13.45
2008	6,070,883	3,795,386	150,688	3,946,074	7.07%	6.21%	12.26
2010	1,656,898	1,462,270	8,725	1,470,995	2.27%	5.55%	3.06
2011	7,044,844	6,232,319	(49,845)	6,182,474	3.65%	5.62%	5.13
2012	5,766,229	4,827,943	736,980	5,564,923	3.65%	6.79%	3.77
2013	100,136,109	32,310,976	1,146,378	33,457,354	2.31%	5.43%	3.57
2014	1,027,417,391	46,323,021	3,678,813	50,001,834	0.33%	12.71%	1.25
2015	1,230,299,855	163,247,204	5,803,831	169,051,035	0.87%	7.29%	4.88
2016	1,336,116,608	146,200,956	6,437,541	152,638,497	0.93%	7.43%	5.10
2017	905,360,973	277,285,538	4,702,236	281,987,774	1.79%	6.59%	5.99
2018	183,114,233	148,953,166	(602,959)	148,350,207	4.89%	6.37%	2.68
Total: Credit Securities	$5,284,612,156	$1,174,463,999	$56,130,052	$1,230,594,051	1.43%	7.03%	4.81

Investments in Debt and Equity of Affiliates	$1,791,317,616	$162,902,262	$(2,345,656)	$160,556,606	0.32%	9.12%	5.69

Total: GAAP Basis	$3,493,294,540	$1,011,561,737	$58,475,708	$1,070,037,445	1.96%	6.72%	4.36

(1) Net of any non-recourse securitized debt.

(2) Equity residual investments and principal only securities are excluded from this calculation.

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

The following table presents the fair value of our credit securities portfolio by credit rating as of June 30, 2018 and December 31, 2017:

Credit Rating - Credit Securities (1)	June 30, 2018 (2)	December 31, 2017
AAA	$63,209,300	$69,582,019
A	47,989,227	49,000,012
BBB	17,645,647	10,762,666
BB	58,172,310	65,783,281
B	181,264,888	183,943,696
Below B	287,824,385	370,698,941
Not Rated	574,488,294	591,331,276
Total: Credit Securities	$1,230,594,051	$1,341,101,891

Investments in Debt and Equity of Affiliates	$160,556,606	$75,720,175

Total: GAAP Basis	$1,070,037,445	$1,265,381,716

(1) Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

(2) Net of any non-recourse securitized debt.

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	June 30, 2018	June 30, 2017
30 Year Fixed Rate	6%	7%
Fixed Rate CMO	8%	10%
ARM	11%	14%
Interest Only	9%	13%
Weighted Average	6%	9%

(1) Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2) Source: Bloomberg

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

June 30, 2018
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.6%	California	17.5%
New York	7.5%	New Jersey	9.0%
Florida	7.5%	Texas	8.6%
Colorado	4.2%	Florida	8.4%
Georgia	4.0%	New York	7.6%
Other	54.2%	Other	48.9%
Total	100.0%	Total	100.0%

December 31, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.6%	California	12.5%
Florida	7.8%	Texas	9.4%
New York	7.2%	New York	7.7%
Colorado	4.0%	Arizona	7.5%
Texas	3.9%	New Jersey	6.8%
Other	54.5%	Other	56.1%
Total	100.0%	Total	100.0%

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

June 30, 2018
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	8.9%	125.85	14.6%
Alt-A/Subprime	12.7%	152.91	24.7%
Credit Risk Transfer	0.5%	26.22	1.3%
RPL/NPL	69.3%	140.26	39.9%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	2.7%	24.06	15.6%
Freddie Mac K Series	0.5%	34.57	0.8%

December 31, 2017
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.5%	114.48	14.5%
Alt-A/Subprime	16.0%	143.62	28.4%
Credit Risk Transfer	0.3%	19.67	1.1%
RPL/NPL	73.3%	108.91	40.7%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	4.2%	37.14	18.5%
Freddie Mac K Series	0.0%	31.22	0.8%

*Sources: Intex, Trepp

Financing activities

We use leverage to complete the purchase of real estate securities and loans in our investment portfolio. In 2018 and 2017, our leverage has been in the form of repurchase agreements, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our repurchase agreements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the three and six months ended June 30, 2018, but we continue to monitor the regulatory environment, which may influence the timing and amount of our repurchase agreement activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 29 and 27 counterparties at June 30, 2018 and December 31, 2017, respectively.

Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of June 30, 2018 and December 31, 2017, we have met all margin call requirements.

For the six months ended June 30, 2018, we noted changes in the spread of our financing arrangements. The Fed raised the federal funds interest rate by 25 bps in each of March and June of 2018. In addition, various supply-demand technicals within the short-term interest rate markets resulted in an increase in 3-month LIBOR by about 64bps for the six months ended June 30, 2018. Our cost of financing increased by 61bps from 1.98% at December 31, 2017 to 2.59% at June 30, 2018, as bank funding costs are more closely tied to federal funds than LIBOR. This resulted in a net financial benefit on the portion of our outstanding financing hedged with swaps, where our weighted average receive-floating rate increased 84bps from 1.50% to 2.34%.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2018
Non-GAAP Basis	$2,719,375,900	$2,792,123,422	$2,932,185,582
Less: Investments in Debt and Equity of Affiliates	85,194,019	170,006,176	213,488,976
GAAP Basis	$2,634,181,881	$2,622,117,246	$2,718,696,606
March 31, 2018
Non-GAAP Basis	$3,035,398,509	$2,954,404,069	$3,043,392,274
Less: Investments in Debt and Equity of Affiliates	208,819,187	77,309,368	208,819,187
GAAP Basis	$2,826,579,322	$2,877,094,701	$2,834,573,087
December 31, 2017
Non-GAAP Basis	$3,011,590,715	$2,882,547,257	$3,011,590,715
Less: Investments in Debt and Equity of Affiliates	7,183,697	8,848,702	9,806,942
GAAP Basis	$3,004,407,018	$2,873,698,555	$3,001,783,773
September 30, 2017
Non-GAAP Basis	$2,703,068,550	$2,596,533,544	$2,746,150,804
Less: Investments in Debt and Equity of Affiliates	8,516,726	8,697,487	8,868,455
GAAP Basis	$2,694,551,824	$2,587,836,057	$2,737,282,349
June 30, 2017
Non-GAAP Basis	$2,265,226,741	$2,209,990,873	$2,339,132,696
Less: Investments in Debt and Equity of Affiliates	8,484,353	8,805,678	9,115,429
GAAP Basis	$2,256,742,388	$2,201,185,195	$2,330,017,267
March 31, 2017
Non-GAAP Basis	$1,887,766,585	$1,813,668,360	$1,887,766,585
Less: Investments in Debt and Equity of Affiliates	8,424,063	8,787,942	9,172,241
GAAP Basis	$1,879,342,522	$1,804,880,418	$1,878,594,344
December 31, 2016
Non-GAAP Basis	$1,910,508,715	$1,972,784,763	$2,009,130,688
Less: Investments in Debt and Equity of Affiliates	9,998,909	10,525,232	11,019,272
GAAP Basis	$1,900,509,806	$1,962,259,531	$1,998,111,416
September 30, 2016
Non-GAAP Basis	$2,237,848,414	$2,242,396,467	$2,275,367,639
Less: Investments in Debt and Equity of Affiliates	11,484,705	12,147,413	12,842,577
GAAP Basis	$2,226,363,709	$2,230,249,054	$2,262,525,062
June 30, 2016
Non-GAAP Basis	$2,263,590,848	$2,305,132,749	$2,368,334,965
Less: Investments in Debt and Equity of Affiliates	13,594,846	14,627,811	15,534,683
GAAP Basis	$2,249,996,002	$2,290,504,938	$2,352,800,282
March 31, 2016
Non-GAAP Basis	$2,573,321,330	$2,559,321,654	$2,582,943,709
Less: Investments in Debt and Equity of Affiliates	16,405,130	17,168,967	17,982,309
GAAP Basis	$2,556,916,200	$2,542,152,687	$2,564,961,400
December 31, 2015
Non-GAAP Basis	$2,450,495,579	$2,611,418,224	$2,737,440,514
Less: Investments in Debt and Equity of Affiliates	18,638,119	19,119,157	19,643,832
GAAP Basis	$2,431,857,460	$2,592,299,067	$2,717,796,682
September 30, 2015
Non-GAAP Basis	$2,585,828,163	$2,509,992,155	$2,585,828,163
Less: Investments in Debt and Equity of Affiliates	20,212,522	20,566,999	20,876,667
GAAP Basis	$2,565,615,641	$2,489,425,156	$2,564,951,496
June 30, 2015
Non-GAAP Basis	$2,534,309,367	$2,618,201,220	$2,689,179,519
Less: Investments in Debt and Equity of Affiliates	21,091,153	21,209,044	21,267,990
GAAP Basis	$2,513,218,214	$2,596,992,176	$2,667,911,529

As noted, we finance the purchase of our investments primarily with repurchase agreements. Our repurchase agreement balance can reasonably be expected to (i) increase as the size of our investment portfolio increases primarily through equity capital raises and as we increase our investment allocation to Agency RMBS and (ii) decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments. Credit investments, due to their elevated risk profile, have lower allowable leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much repurchase agreement financing to us and lowers our total repurchase agreement balance.

Master repurchase agreements on our investment portfolio

As of June 30, 2018 and December 31, 2017, we have entered into master repurchase agreements on our investment portfolio with 40 and 39 counterparties, respectively, under which we had outstanding debt with 29 and 27 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 7 to the “Notes to Consolidated Financial Statements (unaudited)” for a description of our material master repurchase agreements.

Our MRAs generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents, as of June 30, 2018, certain financial information related to our repurchase agreements secured by our real estate securities. It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$110,636,000	2.31%	2.31%	2	3.0%
30 days or less	1,791,115,000	2.46%	2.46%	13	9.2%
31-60 days	420,130,000	2.50%	2.50%	39	8.7%
61-90 days	195,099,000	2.70%	2.70%	74	10.9%
Greater than 180 days	88,572,000	3.61%	3.65%	445	18.7%
Total: Non-GAAP Basis	$2,605,552,000	2.52%	2.52%	36	9.3%

Investments in Debt and Equity of Affiliates	$59,780,000	4.49%	4.56%	323	25.0%

Total: GAAP Basis	$2,545,772,000	2.47%	2.47%	30	9.0%

The following table presents, as of December 31, 2017, certain financial information related to our repurchase agreements secured by our real estate securities. It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate (1)	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$128,779,000	1.80%	2	3.2%
30 days or less	2,106,404,000	1.94%	10	9.6%
31-60 days	611,763,000	1.76%	43	7.6%
61-90 days	32,445,000	3.04%	76	25.9%
91-180 days	1,189,000	3.22%	151	22.8%
Greater than 180 days	93,059,628	3.00%	644	20.4%
Total: Non-GAAP Basis	$2,973,639,628	1.94%	37	9.4%

Investments in Debt and Equity of Affiliates	$1,359,000	3.31%	24	6.0%

Total: GAAP Basis	$2,972,280,628	1.94%	37	9.4%

(1) As of December 31, 2017 the weighted average rate equaled the weighted average funding cost on our repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

The increase in the balance of our repurchase agreements held in our investments in affiliates from December 31, 2017 to June 30, 2018 is due to financing added on newly purchased residential whole loans we have structured as securities.

The following table presents certain financial information related to our repurchase agreements secured by residential mortgage loans and real estate owned as of June 30, 2018 with a reconciliation of such information back to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days: Non-GAAP Basis	$92,027,900	4.13%	4.35%	592	24.4%

Investments in Debt and Equity of Affiliates	$25,414,019	4.57%	4.87%	267	19.9%

Total: GAAP Basis	$66,613,881	4.11%	4.15%	716	26.1%

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

The primary difference between the balance of our repurchase agreements at December 31, 2017 and June 30, 2018 is due to financing added in MATT and newly purchased residential whole loans.

The following table presents certain financial information related to repurchase agreements secured by commercial loans as of June 30, 2018:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate and Funding Cost (1)	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$21,796,000	4.24%	366	33.5%

(1) As of June 30, 2018 the weighted average rate equaled the weighted average funding cost on our repurchase agreements secured by residential mortgage loans as a result of the full recognition of deferred fee amounts.

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

The following table presents a summary of certain financial information related to repurchase agreements secured by our Investment Portfolio as of June 30, 2018:

	Agency		Credit
Repurchase Agreements Maturing Within: (1)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Overnight	$110,636,000	2.31%	$-	-
30 days or less	1,155,126,000	2.07%	635,989,000	3.17%
31-60 days	314,101,000	2.15%	106,029,000	3.53%
61-90 days	132,637,000	2.05%	62,462,000	4.06%
Greater than 180 days	-	-	202,395,900	4.03%
Total: Non-GAAP Basis	$1,712,500,000	2.10%	$1,006,875,900	3.43%

Investments in Debt and Equity of Affiliates	$-	-	$85,194,019	4.65%

Total: GAAP Basis	$1,712,500,000	2.10%	$921,681,881	3.32%

(1) As of June 30, 2018, our weighted average days to maturity is 58 days and our weighted average original days to maturity is 116 days on a Non-GAAP Basis. As of June 30, 2018, our weighted average days to maturity is 50 days and our weighted average original days to maturity is 107 days on a GAAP Basis.

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

(1) As of December 31, 2017, our weighted average days to maturity is 43 days and our weighted average original days to maturity is 118 days on a Non-GAAP Basis. As of December 31, 2017, our weighted average days to maturity is 42 days and our weighted average original days to maturity is 117 days on a GAAP Basis.

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

The following table details certain information on the Consolidated VIE as of June 30, 2018:

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$13,872,792	$13,984,245	3.73%	4.37%	2.70
Retained tranche	8,519,101	6,345,307	3.52%	17.46%	8.87
Total resecuritized asset	$22,391,893	$20,329,552	3.65%	8.46%	5.05

(1) Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2) As of June 30, 2018, the fair market value of the consolidated tranche is included in our consolidated balance sheets as “Non-Agency RMBS”. As of June 30, 2018, we have recorded secured financing of $14.0 million on our consolidated balance sheets in the “Securitized debt, at fair value” line item.

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

(2) As of December 31, 2017, the fair market value of the consolidated tranche is included in our consolidated balance sheets as “Non-Agency RMBS”. As of December 31, 2017, we have recorded secured financing of $16.5 million on our consolidated balance sheets in the “Securitized debt, at fair value” line item.

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

		Stockholders’
June 30, 2018	Leverage	Equity	Leverage Ratio
GAAP Leverage	$2,782,605,836	$696,558,106	4.0	x
Repurchase agreements through affiliated entities	91,658,983
Net TBA receivable/(payable) adjustment	166,202,734
Non-GAAP “At Risk” Leverage	$3,040,467,553	$696,558,106	4.4	x

		Stockholders’
December 31, 2017	Leverage	Equity	Leverage Ratio
GAAP Leverage	$3,023,293,361	$714,259,207	4.2	x
Repurchase agreements through affiliated entities	7,183,697
Net TBA receivable/(payable) adjustment	102,484,375
Non-GAAP “At Risk” Leverage	$3,132,961,433	$714,259,207	4.4	x

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

Our centrally cleared trades require that we post an “initial margin” to our counterparties of an amount determined by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash “variation margin” with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CME. Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 in the Notes to Consolidated Financial Statements for more information.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at June 30, 2018 and December 31, 2017.

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Derivative assets, at fair value	$2,853,609	$1,428,240
Interest rate swaps (1)	Non-Hedge	Derivative liabilities, at fair value	(473,647)	(450,208)
Swaptions	Non-Hedge	Derivative assets, at fair value	971,831	362,202
Short positions on U.S. Treasury Futures	Non-Hedge	Derivative assets, at fair value	-	110,063
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (2)	-	(24,379,356)

(1) As of June 30, 2018, the Company applied a reduction in fair value of $62.2 million and $1.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2) The Company’s obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the “Unrealized gain/(loss) on derivatives and other instruments, net” line item in the Company’s consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments:

Non-hedge derivatives and other instruments held long/(short):	June 30, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,396,000,000	$2,227,000,000
Net notional amount of Swaptions	250,000,000	270,000,000
Notional amount of short positions on U.S. Treasury Futures (1)	(20,000,000)	(52,500,000)
Notional amount of short positions on U.S. Treasuries	-	(24,668,000)

(1) Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments:

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$5,610,322	$2,027,635	$41,862,031	$3,258,849
Interest rate swaps, at fair value	Net realized gain/(loss)	5,861,656	(8,082,738)	5,861,656	(8,082,738)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(383,517)	-	(31,746)	-
Swaptions, at fair value	Net realized gain/(loss)	-	-	50,625	-
U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	384,938	1,273,312	(109,419)	1,379,811
U.S. Treasury Futures	Net realized gain/(loss)	66,820	(2,882,643)	739,600	(3,830,579)
U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	-	-	(94,004)	(1,724,922)
U.S. Treasuries	Net realized gain	-	-	131,375	1,730,547

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	June 30, 2018	December 31, 2017
Interest rate swaps	4.93	4.56
Swaptions	0.54	0.59
Short positions on U.S. Treasury Futures	0.22	0.22
Short positions on U.S. Treasuries	-	6.86

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

As of June 30, 2018, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of June 30, 2018:

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000,000	1.36%	2.34%	1.38
2020	540,000,000	1.64%	2.34%	1.88
2022	653,000,000	1.90%	2.34%	4.10
2023	149,000,000	2.94%	2.35%	4.90
2024	230,000,000	2.06%	2.33%	6.00
2025	125,000,000	2.87%	2.34%	6.88
2026	75,000,000	2.12%	2.33%	8.39
2027	264,000,000	2.35%	2.34%	9.19
2028	190,000,000	2.94%	2.34%	9.79
Total/Wtd Avg	$2,396,000,000	2.07%	2.34%	4.93

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives and (v) taxes. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of June 30, 2018 the Company had estimated undistributed taxable income of approximately $1.57 per share.

The following table details our common stock dividends during the six months ended June 30, 2018 and June 30, 2017:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475

The following tables detail our preferred stock dividends during the six months ended June 30, 2018 and June 30, 2017:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of June 30, 2018 consisted of borrowings under repurchase agreements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At June 30, 2018, we had $123.3 million available to support our liquidity needs, comprised of $31.1 million of cash and $92.2 million of Agency fixed rate securities and CMOs that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

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

As of June 30, 2018, we had MRAs with 40 counterparties, allowing us to utilize leverage in our operations. As of June 30, 2018, we had debt outstanding of $2.7 billion from 29 counterparties, inclusive of repurchase agreements through affiliated entities. The borrowings under repurchase agreements have maturities between July 2, 2018 and June 15, 2020. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our repurchase agreements at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Overnight	$110,636,000	$128,779,000
30 days or less	1,791,115,000	2,106,404,000
31-60 days	420,130,000	611,763,000
61-90 days	195,099,000	32,445,000
91-180 days	-	1,189,000
Greater than 180 days	202,395,900	131,010,715
Total: Non-GAAP Basis	$2,719,375,900	$3,011,590,715

Less: Investments in Debt and Equity of Affiliates	$85,194,019	$7,183,697

Total: GAAP Basis	$2,634,181,881	$3,004,407,018

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

The following table presents information at June 30, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk with a reconciliation back to GAAP.

Counterparty	Amount at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$49,819,584	237	7%
Non-GAAP Adjustments	(36,875,621)	(151)	-5%
Credit Suisse Securities, LLC - GAAP	$12,943,963	86	2%

RBC (Barbados) Trading Bank Corporation - Non-GAAP	$37,141,335	24	5%
Non-GAAP Adjustments	-	-	-
RBC (Barbados) Trading Bank Corporation - GAAP	$37,141,335	24	5%

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

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which we refer to as the “Equity Distribution Agreements,” pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the “2018 Registration Statement”). As of June 30, 2018, we have sold 460,932 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and six months ended June 30, 2018, we incurred management fees of approximately $2.4 million and $4.8 million, respectively. For the three and six months ended June 30, 2017, we incurred management fees of approximately $2.4 million and $4.9 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any contractual dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors and discussions with our Manager. Of the $3.5 million and $6.7 million of Other operating expenses for the three and six months ended June 30, 2018, respectively, we have accrued $1.7 million and $3.5 million, respectively, representing a reimbursement of expenses. Of the $2.8 million and $5.6 million of Other operating expenses for the three and six months ended June 30, 2017, respectively, we have accrued $1.7 million and $3.4 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of June 30, 2018, 53,751 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of June 30, 2018, we have granted an aggregate of 63,499 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of June 30, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 60,000 restricted stock units granted to our Manager have vested. The 60,000 restricted stock units that have not vested as of June 30, 2018 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2018, July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Commercial mortgage loans

On February 28, 2017, we, alongside a private fund under the management of Angelo, Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. Our share of the commitment is $14.6 million of which we had funded $10.4 million as of June 30, 2018. As of June 30, 2018, our remaining commitment was $4.2 million.

On June 8, 2018, we, alongside private funds under the management of Angelo, Gordon and other third parties, entered into a commitment to close on a commercial loan, subject to the satisfaction of certain conditions. Our share of the commitment is $20.0 million. As of June 30, 2018, the conditions had not been met, the loan had not closed and we had not funded any of this commitment.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo, Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QMs, which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which we agreed to provide $33.4 million for use in this mortgage investment business. As of June 30, 2018, we had funded $5.1 million of our total capital commitment and our outstanding commitment was $28.3 million (net of any return of capital to us).

Variable funding note

On March 29, 2018, the Company alongside private funds under the management of Angelo, Gordon, purchased a variable funding note issued pursuant to an indenture. Our share of the total commitment to the variable funding note is $7.1 million, of which we have funded $4.8 million as of June 30, 2018. As of June 30, 2018, our remaining commitment was $2.3 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at June 30, 2018 in the “Liquidity and capital resources” section for this Item 2. As of June 30, 2018 and December 31, 2017, we are obligated to pay accrued interest on our repurchase agreements in the amount of $7.2 million and $5.1 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our repurchase agreements resulted primarily from the increase in one month LIBOR from 1.564 at December 31, 2017 to 2.090 at June 30, 2018. As most of our financing arrangements have maturities of one month or less, the change in one-month LIBOR contributed to the increase in our accrued interest.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of June 30, 2018, we had a net long TBA position with a net payable amount of $166.4 million and fair market value of $166.6 million. We recorded $0.4 million and $0.2 million, in the “Derivative assets, at fair value” and “Derivative liabilities, at fair value” line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, excess MSRs, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of June 30, 2018, our real estate securities and loans, excess MSRs and interest in AG Arc had a fair market value of $218.1 million, net of any non-recourse securitized debt. As of June 30, 2018, these investments, inclusive of associated repurchase agreements and interest receivable/payable had a fair market value of $129.4 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

We have committed to fund a $14.6 million mezzanine loan. As of June 30, 2018 we have funded $10.4 million, and our remaining commitment was $4.2 million.

We have committed to invest up to $33.4 million in MATT through our ownership of MATH. As of June 30, 2018, we had funded $5.1 million of our total capital commitment and our outstanding commitment was $28.3 million (net of any return of capital to us).

We have committed to invest up to $7.1 million in the variable funding note. As of June 30, 2018, we had funded $4.8 million of our total commitment and our outstanding commitment was $2.3 million.

We have entered into a commitment to close on a $20.0 million commercial loan, subject to the satisfaction of certain conditions. As of June 30, 2018, the conditions had not been met, the loan had not closed and we had not funded any of this commitment.

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

Grants of restricted common stock

As of June 30, 2018, we have granted an aggregate of 63,499 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 shares of restricted stock units to our Manager under our equity incentive plans. As of June 30, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 60,000 restricted stock units granted to our Manager have vested.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and a direct subsidiary of Angelo, Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the three and six months ended June 30, 2018, the fees paid by us to the Asset Manager totaled $73,790 and $121,431, respectively. For the three and six months ended June 30, 2017, the fees paid by us to the Asset Manager totaled $44,824 and $95,290, respectively.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo, Gordon, through AG Arc, formed Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $18.4 million and $17.9 million on June 30, 2018 and December 31, 2017, respectively

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of June 30, 2018, these Excess MSRs had fair value of approximately $30.0 million.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay a sourcing fee to Arc Home. For the three and six months ended June 30, 2018 the sourcing fees paid by us to Arc Home totaled $57,747 and $77,682, respectively. For the three and six months ended June 30, 2017 the sourcing fees paid by us to Arc Home totaled $3,443.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo, Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. Our share of MATH’s total capital commitment to MATT is $33.4 million, of which we had funded $5.1 million as of June 30, 2018. As of June 30, 2018, our remaining commitment was $28.3 million (net of any return of capital to us).

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

Other transactions with affiliates

Our board of directors has adopted a policy regarding the approval of any “affiliated transaction,” which is any transaction or series of transactions in which Angelo, Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo, Gordon’s management, on the other hand (an “Affiliated Transaction”). In order for the Company to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by the Chief Risk Officer of the Company and the Chief Compliance Officer of Angelo, Gordon. The price at which the security or investment is traded is the market price or market bid for such security or investment. Independent third-party valuations are used when market prices or bids are not available or prove to be impracticable to acquire. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 6 to the “Notes to Consolidated Financial Statements (unaudited).” For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the “Notes to Consolidated Financial Statements (unaudited).”

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our repurchase agreements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using hedging instruments to adjust interest rate sensitivity of our target assets and borrowings.

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

The following chart details information about our duration gap as of June 30, 2018:

Duration*	Years
Agency RMBS	2.93
Hedges	(2.95)
Agency RMBS Gap Subtotal	(0.02)

Credit Investments	1.10
Duration Gap	1.08

*Duration related to repurchase agreements is netted within its respective Agency RMBS and Credit Investments line items

The following table quantifies the estimated changes in net interest income, GAAP equity, and the market value of our assets should interest rates go up or down by 25, 50 and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of June 30, 2018. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2018, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+75	-5.3%	-1.0%	-1.6%
+50	-3.4%	-0.7%	-1.0%
+25	-1.6%	-0.3%	-0.5%
-25	1.3%	0.3%	0.5%
-50	2.1%	0.4%	0.8%
-75	2.3%	0.5%	1.0%

(1) Includes investments held through affiliated entities that are reported as “Investments in debt and equity of affiliates” on our consolidated balance sheet, but excludes AG Arc.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Interest income includes trades settled as of June 30, 2018.

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

As further discussed in Note 2 of the “Notes to Consolidated Financial Statements (unaudited),” differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
*3.1	Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 (“Pre-Effective Amendment No. 2”).

*3.2	Articles of Amendment to Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on May 5, 2017.

*3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Pre-Effective Amendment No. 2.

*3.4	Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*3.5	Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*4.1	Specimen Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of Pre-Effective Amendment No. 2.

*4.2	Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

*4.3	Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

*10.1	Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 (“Pre-Effective Amendment No. 7”).

*10.2	Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Manager Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.8	Amended and Restated Master Repurchase and Securities Contract dated as of April 12, 2013 between AG MIT, LLC, AG Mortgage Investment Trust, Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on April 15, 2013.

*10.9	Guarantee Agreement dated as of April 9, 2012 by AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on April 10, 2012.

*10.10	Amended and Restated Master Repurchase and Securities Contract dated as of February 11, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.11	Guarantee Agreement dated as of February 11, 2014 by AG MIT, LLC and AG Mortgage Invest Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on February 21, 2014.

*10.12	Master Repurchase and Securities Contract dated as of September 17, 2014, as amended by Omnibus Amendment No.1, dated as of August 4, 2015, between AG MIT CREL LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.13	Guarantee Agreement dated as of September 17, 2014 as amended by Omnibus Amendment No.1, dated as of August 4, 2015, by AG MIT, LLC and AG Mortgage Investment Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014.

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

*10.15	Omnibus Amendment No.1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter dated as of August 4, 2015 between AG MIT CREL, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.15 of Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2015.

*10.16	Form of Restricted Stock Unit Award Agreement, dated July 1, 2017, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2017.**

*10.17	Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company and JPM Securities LLC, incorporated by reference to Exhibit 1.1 of Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

*10.18	Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 1.2 of Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

*10.19	Amendment Number 7 to the Master Repurchase and Securities Contract dated as of and effective as of February 18, 2014 between AG MIT WFB1 2014 LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on June 25, 2018.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 7, 2018	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 7, 2018	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

