Form 10-Q
period 2018-09-30
AG Mortgage Investment Trust, Inc.
filed 2018-11-09
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number 001-35151
_____________________________________________________________________

AG MORTGAGE INVESTMENT TRUST, INC.
_____________________________________________________________________

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(212) 692-2000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes   ☐     No   ☒

As of October 23, 2018, there were 28,743,527 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Real estate securities, at fair value:
Agency - $1,728,405 and $2,126,135 pledged as collateral, respectively	$2,031,715	$2,247,161
Non-Agency - $693,696 and $976,072 pledged as collateral, respectively	714,855	1,004,256
ABS - $24,383 and $30,833 pledged as collateral, respectively	37,544	40,958
CMBS - $272,907 and $211,180 pledged as collateral, respectively	286,049	220,169
Residential mortgage loans, at fair value	87,600	18,890
Commercial loans, at fair value	94,618	57,521
Single-family rental properties, net	140,059	—
Investments in debt and equity of affiliates	79,698	99,696
Excess mortgage servicing rights, at fair value	28,625	5,084
Cash and cash equivalents	30,341	15,200
Restricted cash	45,921	37,615
Interest receivable	12,823	12,607
Receivable on unsettled trades - $274,677 and $0 pledged as collateral, respectively	285,041	—
Receivable under reverse repurchase agreements	5,750	24,671
Derivative assets, at fair value	4,887	2,127
Other assets	4,737	2,490
Due from broker	4,526	850
Total Assets	$3,894,789	$3,789,295

Liabilities
Financing arrangements, net	$2,913,381	$3,004,407
Securitized debt, at fair value	11,481	16,478
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	5,730	24,379
Payable on unsettled trades	212,839	2,419
Interest payable	5,294	5,226
Derivative liabilities, at fair value	1,030	450
Dividend payable	14,369	13,392
Due to affiliates	4,073	4,258
Accrued expenses	5,457	790
Taxes payable	1,299	1,545
Due to broker	7,964	1,692
Total Liabilities	3,182,917	3,075,036
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 28,738 and 28,193 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	287	282
Additional paid-in capital	595,310	585,530
Retained earnings/(deficit)	(44,939)	(32,767)
Total Stockholders’ Equity	711,872	714,259

Total Liabilities & Stockholders’ Equity	$3,894,789	$3,789,295

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Interest Income
Interest income	$39,703	$33,592	$115,072	$92,773
Interest expense	18,692	11,959	50,289	30,322
Total Net Interest Income	21,011	21,633	64,783	62,451

Other Income/(Loss)
Net realized gain/(loss)	(14,204)	22	(37,103)	(12,527)
Net interest component of interest rate swaps	1,816	(2,147)	1,607	(5,615)
Unrealized gain/(loss) on real estate securities and loans, net	700	14,893	(36,032)	53,190
Unrealized gain/(loss) on derivative and other instruments, net	6,589	2,423	48,460	4,224
Rental income	794	—	794	—
Other income	1	2	21	34
Total Other Income/(Loss)	(4,304)	15,193	(22,253)	39,306

Expenses
Management fee to affiliate	2,384	2,454	7,210	7,374
Other operating expenses	3,503	2,603	10,168	8,247
Equity based compensation to affiliate	66	61	211	226
Excise tax	375	375	1,125	1,125
Servicing fees	148	23	232	185
Property depreciation and amortization	494	—	494	—
Property operating and maintenance expenses	232	—	232	—
Property management fee	88	—	88	—
Total Expenses	7,290	5,516	19,760	17,157

Income/(loss) before equity in earnings/(loss) from affiliates	9,417	31,310	22,770	84,600

Equity in earnings/(loss) from affiliates	13,960	4,701	17,023	9,700
Net Income/(Loss)	23,377	36,011	39,793	94,300

Dividends on preferred stock	3,367	3,367	10,102	10,102

Net Income/(Loss) Available to Common Stockholders	$20,010	$32,644	$29,691	$84,198

Earnings/(Loss) Per Share of Common Stock
Basic	$0.70	$1.17	$1.05	$3.03
Diluted	$0.70	$1.17	$1.05	$3.03

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,422	27,841	28,274	27,756
Diluted	28,438	27,857	28,282	27,770

 The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2017	27,700	$277	$49,921	$111,293	$576,276	$(81,891)	$655,876
Net proceeds from issuance of common stock	461	5	—	—	8,714	—	8,719
Grant of restricted stock and amortization of equity based compensation	28	—	—	—	406	—	406
Common dividends declared	—	—	—	—	—	(42,573)	(42,573)
Preferred Series A dividends declared	—	—	—	—	—	(3,202)	(3,202)
Preferred Series B dividends declared	—	—	—	—	—	(6,900)	(6,900)
Net Income/(Loss)	—	—	—	—	—	94,300	94,300
Balance at September 30, 2017	28,189	$282	$49,921	$111,293	$585,396	$(40,266)	$706,626

Balance at January 1, 2018	28,193	$282	$49,921	$111,293	$585,530	$(32,767)	$714,259
Net proceeds from issuance of common stock	512	5	—	—	9,277	—	9,282
Grant of restricted stock and amortization of equity based compensation	33	—	—	—	503	—	503
Common dividends declared	—	—	—	—	—	(41,863)	(41,863)
Preferred Series A dividends declared	—	—	—	—	—	(3,202)	(3,202)
Preferred Series B dividends declared	—	—	—	—	—	(6,900)	(6,900)
Net Income/(Loss)	—	—	—	—	—	39,793	39,793
Balance at September 30, 2018	28,738	$287	$49,921	$111,293	$595,310	$(44,939)	$711,872

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows from Operating Activities
Net income/(loss)	$39,793	$94,300
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	(1,644)	(3,528)
Net realized (gain)/loss	37,103	12,527
Unrealized (gains)/losses on real estate securities and loans, net	36,032	(53,190)
Unrealized (gains)/losses on derivative and other instruments, net	(48,460)	(4,224)
Property depreciation and amortization	494	—
Equity based compensation to affiliate	211	226
Equity based compensation expense	292	180
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	(10,542)	(6,781)
Change in operating assets/liabilities:
Interest receivable	(597)	(3,230)
Other assets	(147)	70
Due from broker	(3,963)	(6)
Interest payable	4,350	7,730
Due to affiliates	(185)	410
Accrued expenses	4,642	(257)
Taxes payable	(247)	(541)
Net cash provided by (used in) operating activities	57,132	43,686

Cash Flows from Investing Activities
Purchase of real estate securities	(1,568,919)	(1,572,650)
Purchase of residential mortgage loans	(105,450)	—
Purchase of commercial loans	(51,401)	(10,271)
Purchase of U.S. Treasury securities	(249,659)	—
Purchase of single-family rental properties	(140,553)	—
Purchase of excess mortgage servicing rights	(25,162)	(2,436)
Investments in debt and equity of affiliates	(54,718)	(14,861)
Proceeds from sales of real estate securities	1,516,411	467,286
Proceeds from sales of residential mortgage loans	33,527	13,761
Proceeds from sales of U.S. treasury securities	249,227	—
Principal repayments/return of basis on real estate securities and excess mortgage servicing rights	361,767	328,931
Principal repayments on commercial loans	14,522	13,478
Principal repayments on residential mortgage loans	3,030	5,872
Distribution received in excess of income from investments in debt and equity of affiliates	22,577	4,845
Net proceeds from/(payments made) on reverse repurchase agreements	18,952	22,681
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(18,266)	(22,413)
Net settlement of interest rate swaps and other instruments	24,273	(10,746)
Net settlement of TBAs	40	3,003
Cash flows provided by/(used in) other investing activities	559	3,375
Net cash provided by/(used in) investing activities	30,757	(770,145)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	9,282	8,730
Deferred financing costs paid	(1,013)	—
Borrowings under financing arrangements	40,760,112	26,155,914
Repayments of financing arrangements	(40,816,403)	(25,362,642)
Repayments of loan participation	—	(1,800)
Net collateral received from/(paid to) derivative counterparty	34,252	(281)
Net collateral received from/(paid to) repurchase counterparty	315	(322)
Dividends paid on common stock	(40,885)	(39,521)

Dividends paid on preferred stock	(10,102)	(10,102)
Net cash provided by/(used in) financing activities	(64,442)	749,976

Net change in cash, cash equivalents and restricted cash	23,447	23,517
Cash, cash equivalents, and restricted cash, Beginning of Period	52,815	79,053
Cash, cash equivalents, and restricted cash, End of Period	$76,262	$102,570

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$48,894	$26,763
Cash paid for excise and income taxes	$1,389	$1,733
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$447	$480
Common stock dividends declared but not paid	$14,369	$16,209
Decrease in securitized debt	$4,952	$4,311
Transfer from residential mortgage loans to other assets	$1,170	$2,306
Transfer from non-agency to investments in debt and equity of affiliates	$44,970	$—
Transfer from other assets to investments in debt and equity of affiliates	$242	$—
Transfer from investments in debt and equity of affiliates to CMBS	$65,425	$—
Transfer from financing arrangements to investments in debt and equity of affiliates	$33,720	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$30,341	$61,716
Restricted cash	45,921	40,854
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$76,262	$102,570

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

1. Organization

AG Mortgage Investment Trust, Inc. (the “Company”) was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a U.S. government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, “GSEs”), or any agency of the U.S. Government such as Ginnie Mae (collectively, “Agency RMBS”) and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS, excess mortgage servicing rights (“Excess MSRs”), loans, and single-family rental properties, each as described below.

Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities or organizations other than a GSE or agency of the U.S. government, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities.

Asset Backed Securities (“ABS”) are securitized investments for which the underlying assets are diverse, not only representing real estate related assets.

Commercial Mortgage Backed Securities (“CMBS”) represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below), secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

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

Single-family rental properties represent equity interests in residential properties held for the purpose of owning, leasing, and operating as single-family rental properties.

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the “Manager”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”), a privately-held, SEC-registered investment adviser, pursuant to a management agreement. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of September 30, 2018, the Company held $14.7 million of cash equivalents. As of December 31, 2017, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of “Cash and cash equivalents” on the consolidated balance sheets. Any cash held by the Company as collateral is included in the “Due to broker” line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker does not include variation margin received on centrally cleared derivatives. See Note 9 for more detail. Any cash due to the Company in the form of principal payments is included in the “Due from broker” line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, financing arrangements and security deposits. Restricted cash is not available to the Company for general corporate purposes. As of September 30, 2018, the Company held $1.2 million of restricted cash related to security deposits. As of December 31, 2017, the Company held no restricted cash related to security deposits. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 9 for more detail.

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
September 30, 2018

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

When the Company purchases securities with evidence of credit deterioration since origination, it will analyze the securities to determine if the guidance found in ASC 310-30 is applicable.

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

Any remaining unrealized losses on securities at September 30, 2018 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

Accounting for residential and commercial mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10, “Receivables.” At purchase, the Company may aggregate its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of “Unrealized gain/(loss) on real estate securities and loans, net.”

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
September 30, 2018

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, Excess MSRs, and loans, including loans held through Mortgage Acquisition Holding I LLC (“MATH”) as discussed below. These types of investments are also held directly by the Company. These entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election. As of September 30, 2018 and December 31, 2017, these investments had a gross fair market value of $164.9 million and $88.3 million, respectively, net of any non-recourse securitized debt. During Q3 2018, the Company transfered certain of its CMBS from certain of its non-wholly owned subsidiaries to a consolidated entity. The Company executed this transfer in order to obtain financing on these real estate securities. As a result, there was a reclassification of these assets from the “Investments in debt and equity affiliates” line item to the “CMBS” line item on the Company's consolidated balance sheets. In addition, the Company has also shown this reclassification as a non-cash transfer from the “Investments in debt and equity affiliates” line item to the “CMBS” line item on its consolidated statements of cash flows.

On December 9, 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. As of September 30, 2018 and December 31, 2017, the Company’s interest in AG Arc had a fair market value of $23.1 million and $17.9 million, respectively. See Note 12 for additional detail.

On August 27, 2017, the Company, alongside private funds under the management of Angelo Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC (“MATT”) to purchase predominantly “Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which the Company agreed to provide $33.4 million for use in this mortgage investment business (net of any return of capital to the Company). The Company invests in MATT through MATH, and these indirect subsidiaries have chosen to make a fair value election on their respective financial instruments pursuant to ASC 825. As such, the Company will treat this investment consistently with this election. As of September 30, 2018, the Company had funded $14.5 million of its total capital commitment and the Company’s outstanding commitment was $18.9 million (net of any return of capital to the Company).

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
September 30, 2018

to be collected arising from changes in estimate after acquisition, may be recognized as impairment. Increases in interest income may be recognized on an Excess MSR on which the Company previously recorded an OTTI charge if the performance of such Excess MSR subsequently improves.

Accounting for single-family rental properties

Purchases of single-family rental properties are treated as asset acquisitions under ASU 2017-01, “Clarifying the Definition of a Business” and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820 and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price, the Company utilizes its own market knowledge and published market data and generally engages a third-party valuation specialist to assist management in the determination of fair value for purposes of allocating price of properties acquired as part of portfolio level transactions. For purposes of this allocation, the purchase price is inclusive of acquisition costs, which include legal costs, as well as other closing costs.

The Company incurs costs to acquire, stabilize and prepare our single-family rental properties to be rented. These costs include renovation and other costs associated with these activities. The Company capitalizes these costs as a component of the Company's investment in each single-family rental property, using specific identification and relative allocation methodologies. The capitalization period associated with the Company's stabilization activities begins at such time that activities commence and concludes at the time that a single-family rental property is available to be leased. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs are expensed to operations as incurred. The Company capitalizes expenditures that improve or extend the life of a home and for certain furniture and fixtures additions.

The Company records single-family rental properties at purchase price less accumulated depreciation. Costs capitalized in connection with property acquisitions and improvements are depreciated over their estimated useful lives on a straight line basis. For costs capitalized in connection with property acquisitions and improvements, the weighted average useful lives range from 5 years to 30 years. In-place lease intangibles are recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the remaining life of the leases and are recorded in “Single-family rental properties, net” on the Company's consolidated balance sheets. The weighted average remaining life of the leases is 7.4 months.

The Company assesses impairment in its single-family rental properties at least on a quarterly basis, or whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such trigger events occur, the Company determines whether there has been impairment by comparing the asset’s carrying value with its estimated fair value. Should impairment exist, the asset is written down to its estimated fair value. This analysis is performed at the property level using estimated cash flows, which are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property, expected ownership periods and value of the property. If the carrying amount of a property exceeds the sum of its undiscounted future operating and disposition cash flows, an impairment loss is recorded for excess of the carrying amount over the estimated fair value.

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in rental income. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental income recognized during the period. Straight-line rental income commences when the customer takes control of the leased premises.

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
September 30, 2018

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

The Company entered into a resecuritization transaction in 2014 which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. In determining the accounting treatment to be applied to this resecuritization transaction, the Company evaluated whether the entity used to facilitate this transaction was a VIE and, if so, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated. If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP. See Note 3 below for more detail.

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed entity so the Company could obtain financing on these real estate securities. The Company evaluated whether this newly formed entity was a VIE and, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated. If the Company had determined that consolidation was not required, it would have accounted for its investment in this entity as an equity method investment. See Note 3 below as well as the “Investments in debt and equity of affiliates” section above for more detail.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2, “Imputation of Interest,” using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs,” ASC 320-10 or ASC 325-40, as applicable. Total interest income is recorded in the “Interest income” line item on the consolidated statement of operations.

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS, exclusive of interest-only securities), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes premiums on its securities. If actual and anticipated cash flows differ from previous estimates, the Company records an adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, ABS, CMBS, interest-only securities and Excess MSRs). In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Financing arrangements

The Company finances the acquisition of certain assets within its portfolio through the use of financing arrangements. Financing arrangements include repurchase agreements and financing facilities. The Company's financing facilities include both term loans and revolving facilities. Repurchase agreements and financing facilities are treated as collateralized financing transactions and carried at primarily their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and revolving facilities approximates fair value.

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2018 and December 31, 2017, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2018 and December 31, 2017, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 9 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the “Net realized gain/(loss)” line item in the consolidated statement of operations.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in “Interest income” and “Interest expense”, respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in “Net realized gain/(loss)” and “Unrealized gain/(loss) on derivative and other instruments, net,” respectively, on the consolidated statement of operations. As of September 30, 2018, and December 31, 2017, the Company had no positions in U.S. Treasury securities.

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

Manager compensation

The management agreement provides for payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is earned. For a more detailed discussion on the fees payable under the management agreement, see Note 12.

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
September 30, 2018

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

The Company evaluates uncertain income tax positions, if any, in accordance with ASC 740, “Income Taxes.” The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 11 for further details.

Deal related performance fees

The Company accrues deal related performance fees, payable to Arc Home and third party operators, on certain of its CMBS, Excess MSRs and its single-family rental properties. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are earned.

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

Recent accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. The adoption of this standard reclassified certain items on the Company’s consolidated statement of cash flows between the “Cash flows from Operating Activities” and the “Cash Flows from Investing Activities” line items as it pertains to the settlement of certain instruments. The Company adopted ASU 2016-15 in the first quarter of 2018 and applied the guidance retrospectively to its prior period consolidated statement of cash flows.

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
September 30, 2018

Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to its prior period consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”). ASU 2016-13 introduces a new model related to the accounting for credit losses on instruments, specifically, financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, requiring an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity’s assumptions and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-8, “Premium Amortization of Purchased Callable Debt Securities” (“ASU 2017-8”). The amendments in this update require purchase premiums for investments in debt securities that are noncontingently callable by the issuer (at a fixed price and preset date) to be amortized to the earliest call date. Previously, purchase premiums for such investments were permitted to be amortized to the instrument’s maturity date. ASU 2017-8 is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018–7, “Improvements to Nonemployee Share–Based Payment Accounting” (“ASU 2018-7”). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative–effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 “Fair Value Measurement" by adding, eliminating, and modifying certain disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and requires application of the prospective method of transition. The Company is currently assessing the impact the guidance will have on its consolidated consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2018 and December 31, 2017. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations (“CMOs”) representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table details the Company’s real estate securities portfolio as of September 30, 2018 (in thousands):

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,740,991	$44,102	$1,785,093	$523	$(23,147)	$1,762,469	3.99%	3.61%
Fixed Rate CMO	46,042	350	46,392	—	(1,069)	45,323	3.00%	2.79%
ARM	108,008	506	108,514	—	(2,693)	105,821	2.41%	2.87%
Interest Only	700,861	(581,230)	119,631	1,927	(3,456)	118,102	3.74%	7.73%
Total Agency:	2,595,902	(536,272)	2,059,630	2,450	(30,365)	2,031,715	3.84%	3.79%

Credit Investments:
Non-Agency RMBS	851,628	(197,511)	654,117	58,650	(1,772)	710,995	4.81%	6.62%
Non-Agency RMBS Interest Only	315,347	(312,148)	3,199	1,329	(668)	3,860	0.56%	26.75%
Total Non-Agency:	1,166,975	(509,659)	657,316	59,979	(2,440)	714,855	4.09%	6.73%

ABS	37,453	(176)	37,277	311	(44)	37,544	8.79%	9.36%

CMBS	389,160	(166,154)	223,006	14,022	(1,676)	235,352	5.93%	8.32%
CMBS Interest Only	3,410,010	(3,361,455)	48,555	2,562	(420)	50,697	0.25%	6.81%
Total CMBS:	3,799,170	(3,527,609)	271,561	16,584	(2,096)	286,049	0.53%	8.05%

Total	$7,599,500	$(4,573,716)	$3,025,784	$79,324	$(34,945)	$3,070,163	2.24%	4.94%

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item on the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table details the Company’s real estate securities portfolio as of December 31, 2017 (in thousands):

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,848,172	$81,134	$1,929,306	$5,125	$(5,398)	$1,929,033	3.79%	3.13%
Fixed Rate CMO	52,264	406	52,670	281	—	52,951	3.00%	2.79%
ARM	176,561	(835)	175,726	683	(22)	176,387	2.35%	2.83%
Interest Only	644,239	(554,353)	89,886	1,608	(2,704)	88,790	3.27%	6.84%
Total Agency:	2,721,236	(473,648)	2,247,588	7,697	(8,124)	2,247,161	3.56%	3.25%

Credit Investments:
Non-Agency RMBS	1,165,534	(228,543)	936,991	66,813	(2,210)	1,001,594	4.45%	6.10%
Non-Agency RMBS Interest Only	371,297	(367,977)	3,320	130	(788)	2,662	0.30%	10.49%
Total Non-Agency:	1,536,831	(596,520)	940,311	66,943	(2,998)	1,004,256	3.38%	6.12%

ABS	40,655	(438)	40,217	741	—	40,958	7.61%	8.27%

CMBS	221,305	(51,818)	169,487	1,060	(1,080)	169,467	5.58%	6.23%
CMBS Interest Only	2,021,261	(1,974,313)	46,948	3,778	(24)	50,702	0.40%	6.63%
Total CMBS:	2,242,566	(2,026,131)	216,435	4,838	(1,104)	220,169	0.80%	6.32%

Total	$6,541,288	$(3,096,737)	$3,444,551	$80,219	$(12,226)	$3,512,544	2.60%	4.32%

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item on the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018	$1,803,448	$(31,967)	$63,062	$(2,978)
December 31, 2017	1,116,925	(8,012)	188,434	(4,214)

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

For the three months ended September 30, 2018 the Company recognized an OTTI charge of $5.0 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $2.9 million was recognized on eight securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $2.1 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $5.0 million of OTTI recorded, $3.4 million related to securities where OTTI was not recognized in a prior year.

For the nine months ended September 30, 2018 the Company recognized an OTTI charge of $6.7 million on its securities, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. Of this amount, $2.9 million was recognized on eight securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

represents a write-down of cost to fair value as of the reporting date. The Company recorded $3.8 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $6.7 million of OTTI recorded, $4.5 million related to securities where OTTI was not recognized in a prior year.

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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS, Agency Interest-Only (“IO”) and Credit Investments as of September 30, 2018 (in thousands):

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$—	$—	—	$—	$—	—	$110,603	$111,154	0.74%
Greater than one year and less than or equal to five years	151,172	154,934	2.59%	18,379	17,559	3.02%	327,349	312,781	0.99%
Greater than five years and less than or equal to ten years	1,407,700	1,426,849	4.01%	99,723	102,072	3.97%	436,396	398,028	1.53%
Greater than ten years	354,741	358,216	3.90%	—	—	—	164,100	144,191	5.69%
Total	$1,913,613	$1,939,999	3.87%	$118,102	$119,631	3.74%	$1,038,448	$966,154	1.33%

(1)	For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2)	For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table details the weighted average life of our real estate securities broken out by Agency RMBS, Agency IO and Credit Investments as of December 31, 2017 (in thousands):

	Agency RMBS (1)			Agency IO			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$—	$—	—	$—	$—	—	$117,532	$117,805	2.15%
Greater than one year and less than or equal to five years	229,338	228,397	2.50%	28,837	29,520	2.36%	477,066	460,334	1.07%
Greater than five years and less than or equal to ten years	1,865,474	1,865,706	3.79%	59,953	60,366	4.36%	482,184	452,403	2.87%
Greater than ten years	63,559	63,599	3.50%	—	—	—	188,601	166,421	5.31%
Total	$2,158,371	$2,157,702	3.64%	$88,790	$89,886	3.27%	$1,265,383	$1,196,963	1.89%

(1)	For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs and Fixed Rate CMOs.

(2)	For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3)
Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended September 30, 2018, the Company sold 14 securities for total proceeds of $201.7 million, with an additional $283.9 million proceeds on 24 unsettled security sales, recording realized gains of $0.3 million and realized losses of $18.4 million. For the nine months ended September 30, 2018, the Company sold 119 securities for total proceeds of $1.5 billion, with an additional $283.9 million proceeds on 24 unsettled security sales, recording realized gains of $6.5 million and realized losses of $53.9 million.

For the three months ended September 30, 2017, the Company sold 22 securities for total proceeds of $206.4 million, recording realized gains of $2.5 million and realized losses of $0.1 million. For the nine months ended September 30, 2017, the Company sold 52 securities for total proceeds of $467.3 million, recording realized gains of $3.5 million and realized losses of $2.2 million.

See Notes 4 and 9 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

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

The Company previously entered into a resecuritization transaction in 2014 that resulted in the Company consolidating the VIE created for the transaction with the SPE, which was used to facilitate the transaction (“VIE A”). The Company concluded that the SPE created to facilitate this transaction was a VIE. The Company also determined that the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on the Company’s involvement in the VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table details certain information on VIE A as of September 30, 2018 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$11,403	$11,481	3.85%	4.46%	2.46
Retained tranche	8,486	6,548	4.92%	18.65%	8.52
Total resecuritized asset	$19,889	$18,029	4.31%	9.61%	5.04

(1)
Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of September 30, 2018, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as “Non-Agency RMBS.” As of September 30, 2018, the Company has recorded secured financing of $11.5 million on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization.

The following table details certain information on VIE A as of December 31, 2017 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$16,355	$16,478	3.11%	3.92%	2.95
Retained tranche	8,618	6,100	4.28%	15.48%	9.04
Total resecuritized asset	$24,973	$22,578	3.51%	7.04%	5.05

(1)
Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2017, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as “Non-Agency RMBS.” As of December 31, 2017, the Company has recorded secured financing of $16.5 million on the consolidated balance sheets in the “Securitized debt, at fair value” line item. The Company recorded the proceeds from the issuance of the secured financing in the “Cash Flows from Financing Activities” section of the consolidated statement of cash flows at the time of securitization.

The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to VIE A.

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed entity so it could obtain financing on these real estate securities (“VIE B”). The Company concluded that the entity created to facilitate this transfer was a VIE. The Company also determined that VIE B should be consolidated by the Company based on the Company’s 100% equity ownership in VIE B (despite a profit participation interest held by an unaffiliated third party in VIE B), the Company's involvement in VIE B, including the design and purpose of the entity, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of VIE B.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table details certain information on VIE B as of September 30, 2018 (in thousands):

September 30, 2018
Assets
CMBS	$81,146
Cash and cash equivalents	492
Restricted cash	351
Interest receivable	152
Total assets	$82,141

Liabilities
Financing arrangements, net	$56,891
Interest payable	205
Accrued expenses	2,399
Total liabilities	$59,495

The Company did not have an interest in VIE B as of December 31, 2017.

Except for restricted cash, assets held by VIE B are not restricted and can be used to settle any obligations of the Company. The liabilities of VIE B are recourse to the Company and can be satisfied with assets of the Company.

4. Loans

Residential mortgage loans

In June 2018, the Company purchased a residential mortgage loan portfolio with an aggregate unpaid principal balance and acquisition fair value of $86.3 million and $76.3 million, respectively, net of sales.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of September 30, 2018 (in thousands):

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$101,259	$(13,982)	$87,277	$975	$(652)	$87,600	3.57%	6.84%	7.56

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2017 (in thousands):

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$25,676	$(7,792)	$17,884	$1,006	$—	$18,890	3.10%	12.24%	5.67

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

The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$45,143	$51,776	$7,069	$9,544
Non-Performing	42,457	49,483	11,821	16,132
	$87,600	$101,259	$18,890	$25,676

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

No OTTI was recorded for the three and nine months ended September 30, 2018 on the Company’s residential mortgage loans.

No OTTI was recorded for the three months ended September 30, 2017. For the nine months ended September 30, 2017 the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the “Net realized gain/(loss)” line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI due to an adverse change in cash flows where the fair values of the securities were less than their carrying amounts. The $0.4 million related to non-performing loan pools with an unpaid principal balance of $9.4 million and an average fair market value of $6.6 million and $8.2 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018 and December 31, 2017 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $11.9 million and $9.1 million , respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio:

Geographic Concentration of Credit Risk	September 30, 2018	December 31, 2017
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
California	27%	7%
New York	9%	37%
Florida	8%	1%
New Jersey	5%	6%
Maryland	4%	7%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The Company records interest income on a level-yield basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and nine months ended September 30, 2018 and September 30, 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning Balance	$45,050	$10,342	$9,318	$18,281
Additions	—	—	36,443	—
Accretion	(1,492)	(506)	(2,525)	(1,968)
Reclassifications from/(to) non-accretable difference	(606)	1,476	1,215	4,858
Disposals	(2,231)	—	(3,730)	(9,859)
Ending Balance	$40,721	$11,312	$40,721	$11,312

As of September 30, 2018, the Company’s residential mortgage loan portfolio was comprised of 601 conventional loans with original loan balances between $10,000 and $1.9 million.

As of December 31, 2017, the Company’s residential mortgage loan portfolio was comprised of 125 conventional loans with original loan balances between $9,000 and $1.1 million.

For the three months ended September 30, 2018, the Company sold 13 loans for total proceeds of $2.5 million, with an additional $1.1 million on 7 unsettled loan sales as of quarter end, recording realized gains of $0.8 million and realized losses of $(34.2) thousand. For the nine months ended September 30, 2018, the Company sold 163 loans for total proceeds of $33.5 million, with an additional $1.1 million on 7 unsettled loan sales as of quarter end, recording realized gains of $1.5 million and realized losses of $(0.1) million. There were no sales for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company sold 66 loans for total proceeds of $10.2 million, recording realized gains of $2.6 million and realized losses of $0.3 million. In addition, for the three and nine months ended September 30, 2017, the Company received $3.6 million of proceeds from sold loans which were unsettled at December 31, 2016.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on September 30, 2018 (in thousands).

				Gross Unrealized (1)			Weighted Average
Loan (2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	6.87%	7.25%	0.78	July 1, 2016	July 1, 2019	TX
Loan F (7)	10,417	(7)	10,410	7	—	10,417	13.13%	14.05%	0.19	September 9, 2018	September 9, 2019	MN
Loan G (8)	15,401	—	15,401	—	—	15,401	6.88%	6.88%	1.80	July 9, 2020	July 9, 2022	CA
Loan H (9)	36,000	—	36,000	—	—	36,000	5.91%	5.91%	1.46	March 9, 2019	March 9, 2020	AZ
	$94,618	$(7)	$94,611	$7	$—	$94,618	7.20%	7.59%	1.14

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	The Company has the contractual right to receive a balloon payment for each loan.

(3)	Each commercial loan investment has a variable coupon rate.

(4)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)
Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of September 30, 2018, Loan B has been extended to the extended maturity date shown above.

(7)	Loan F is a mezzanine loan of up to $14.6 million, of which $10.4 million has been advanced. As of the stated maturity date above, Loan F has been extended to December 2018.

(8)	Loan G is a first mortgage of up to $75.0 million, of which $15.4 million has been advanced.

(9)	Loan H is a first mortgage of up to $36.0 million, all of which has been advanced.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2017 (in thousands).

				Gross Unrealized (1)			Weighted Average
Loan (2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	6.14%	6.52%	1.53	July 1, 2016	July 1, 2019	TX
Loan E (7)	14,521	(1,028)	13,493	810	—	14,303	9.83%	12.70%	3.01	April 9, 2017	April 9, 2021	Various
Loan F (8)	10,417	(76)	10,341	77	—	10,418	12.43%	13.98%	0.70	September 9, 2018	September 9, 2019	MN
	$57,738	$(1,104)	$56,634	$887	$—	$57,521	8.20%	9.41%	1.76

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on real estate securities and loans, net” line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	The Company has the contractual right to receive a balloon payment for each loan.

(3)	Each commercial loan investment has a variable coupon rate.

(4)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)
Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million , respectively. As of December 31, 2017, Loan B has been extended to the extended maturity date shown above.

(7)	Loan E is a mezzanine loan. As of December 31, 2017, Loan E has been extended to April 9, 2018. Loan E paid off at par in Q2 2018, with the Company receiving $14.5 million of principal proceeds.

(8)	Loan F is a mezzanine loan of up to $14.6 million, of which $10.4 million has been advanced.

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

During the three and nine months ended September 30, 2018, the Company recorded $10,665 and $1.1 million of discount accretion, respectively, on its commercial loans. The decrease in discount accretion is a result of the recognition of most of the outstanding discount on Loan E ,which paid off at par in April 2018 and for which the Company received $14.5 million of principal proceeds. During the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $0.3 million of discount accretion, respectively, on its commercial loans.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

5. Excess MSRs

The following table presents detail on the Company’s Excess MSR portfolio on September 30, 2018 (in thousands).

			Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (2)
Agency Excess MSRs	$3,665,174	$27,449	$1,486	$(544)	$28,391	11.30%	7.03
Credit Excess MSRs	43,025	228	12	(6)	234	23.85%	4.96
Total Excess MSRs	$3,708,199	$27,677	$1,498	$(550)	$28,625	11.47%	7.01

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the “Unrealized gain/(loss) on derivative and other instruments, net” line item.  The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2017 (in thousands).

			Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (2)
Agency Excess MSRs	$768,385	$4,479	$333	$(11)	$4,801	12.23%	6.30
Credit Excess MSRs	50,308	259	24	—	283	21.87%	5.00
Total Excess MSRs	$818,693	$4,738	$357	$(11)	$5,084	12.76%	6.20

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

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR is less than its amortized cost at the balance sheet date, the Excess MSR is considered impaired, and the impairment is designated as either “temporary” or “other-than-temporary.” No OTTI was recorded for the three and nine months ended September 30, 2018 or the three and nine months ended September 30, 2017.

6. Single-family rental properties

In September 2018, the Company purchased 1,225 single-family rental properties for $140.1 million. The Company also financed the portfolio with $103 million of 5-year, fixed rate debt.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents the net carrying amount associated with the Company's properties by component (in thousands).

September 30, 2018
Land	$29,182
Building	109,271
In-place lease intangibles	2,100
Single-family rental properties	140,553
Less: Accumulated depreciation and amortization	(494)
Single-family rental properties, net	$140,059

As of September 30, 2018, the carrying amount of the properties included $1.0 million of capitalized acquisition costs.

During the three and nine months ended September 30, 2018, the Company recognized $0.2 million of deprecation expense related to components of the properties. We also recognized $0.3 million of amortization related to in-place lease intangible assets. As the weighted average life of the in-place lease intangibles is 7.4 months, the Company expects to fully amortize these assets over that time period. These amounts are included in the “Property depreciation and amortization” line item in the consolidated statement of operations. Additionally, there was no impairment recognized during the three and nine months ended September 30, 2018.

The following table presents a schedule of non-cancellable, contractual, future minimum rent under leases at September 30, 2018 (in thousands). These rental payments are based on income recognition.

Period Ending December 31,	Amount
2018 (last 3 months)	$2,660
2019	3,642
2020	37
2021	—
2022	—
Thereafter	—
Total	$6,339

7. Fair value measurements

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
September 30, 2018

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

Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 9 for more information.

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

Cash equivalents include investments in money market funds that invest primarily in short-term U.S. Treasury and Agency securities. These cash equivalent instruments are valued at their market quoted prices, which generally approximate cost plus accrued interest and are generally categorized as Level 1.

The Company entered into a resecuritization transaction that resulted in the Company consolidating a VIE created with the SPE which was used to facilitate the transaction. The Company categorizes the fair value measurement of the consolidated tranche as Level 3.

In December 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of residential mortgages. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. As a result of this acquisition, the Company transferred its investment in AG Arc from Level 1 into Level 3.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents the Company’s financial instruments measured at fair value as of September 30, 2018 (in thousands):

	Fair Value at September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$1,762,469	$—	$1,762,469
Fixed Rate CMO	—	45,323	—	45,323
ARM	—	105,821	—	105,821
Interest Only	—	118,102	—	118,102
Credit Investments:
Non-Agency RMBS	—	117,350	593,645	710,995
Non-Agency RMBS Interest Only	—	—	3,860	3,860
ABS	—	—	37,544	37,544
CMBS	—	—	235,352	235,352
CMBS Interest Only	—	—	50,697	50,697
Residential mortgage loans	—	—	87,600	87,600
Commercial loans	—	—	94,618	94,618
Excess mortgage servicing rights	—	—	28,625	28,625
Cash equivalents	14,697	—	—	14,697
Derivative assets	—	4,887	—	4,887
AG Arc	—	—	23,068	23,068
Total Assets Measured at Fair Value	$14,697	$2,153,952	$1,155,009	$3,323,658

Liabilities:
Securitized debt	$—	$—	$(11,481)	$(11,481)
Securities borrowed under reverse repurchase agreements	—	(5,730)	—	(5,730)
Derivative liabilities	—	(1,030)	—	(1,030)
Total Liabilities Measured at Fair Value	$—	$(6,760)	$(11,481)	$(18,241)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents the Company’s financial instruments measured at fair value as of December 31, 2017 (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$1,929,033	$—	$1,929,033
Fixed Rate CMO	—	52,951	—	52,951
ARM	—	176,387	—	176,387
Interest Only	—	88,790	—	88,790
Credit Investments:
Non-Agency RMBS	—	156,170	845,424	1,001,594
Non-Agency RMBS Interest Only	—	—	2,662	2,662
ABS	—	—	40,958	40,958
CMBS	—	8,217	161,250	169,467
CMBS Interest Only	—	—	50,702	50,702
Residential mortgage loans	—	—	18,890	18,890
Commercial loans	—	—	57,521	57,521
Excess mortgage servicing rights	—	—	5,084	5,084
Derivative assets	110	2,017	—	2,127
AG Arc	—	—	17,911	17,911
Total Assets Measured at Fair Value	$110	$2,413,565	$1,200,402	$3,614,077

Liabilities:
Securitized debt	$—	$—	$(16,478)	$(16,478)
Securities borrowed under reverse repurchase agreements	—	(24,379)	—	(24,379)
Derivative liabilities	—	(450)	—	(450)
Total Liabilities Measured at Fair Value	$—	$(24,829)	$(16,478)	$(41,307)

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2018 and September 30, 2017.

Refer to the tables below for details on transfers between the Level 3 and Level 2 categories under ASC 820. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
September 30, 2018
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$786,108	$2,871	$37,755	$159,832	$43,182	$93,129	$43,217	$29,282	$18,353	$(13,984)
Transfers (1):
Transfers into level 3	—	—	—	8,217	—	—	—	—	—	—
Transfers out of level 3	(97,349)	—	—	—	—	—	—	—	—	—
Purchases/Transfers	3,807	—	303	57,427	10,437	149	51,401	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	4,459	—
Proceeds from sales/redemptions	(53,018)	—	—	—	(742)	(3,821)	—	—	—	—
Proceeds from settlement	(45,361)	—	(386)	(4,500)	—	(1,774)	—	(12)	—	2,470
Total net gains/(losses) (2)
Included in net income	(542)	989	(128)	14,376	(2,180)	(83)	—	(645)	256	33
Ending Balance	$593,645	$3,860	$37,544	$235,352	$50,697	$87,600	$94,618	$28,625	$23,068	$(11,481)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2018 (3)	$2,876	$1,011	$(128)	$14,376	$(2,083)	$(195)	$—	$(646)	$256	$34
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2018, the Company transferred 2 CMBS securities into the Level 3 category from the Level 2 category and 14 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$14,368
Unrealized gain/(loss) on derivative and other instruments, net	(612)
Net realized gain/(loss)	(1,936)
Equity in earnings/(loss) from affiliates	256
Total	$12,076
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$15,857
Unrealized gain/(loss) on derivative and other instruments, net	(612)
Equity in earnings/(loss) from affiliates	256
Total	$15,501

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Three Months Ended
September 30, 2017
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$863,021	$3,213	$47,917	$137,658	$52,806	$23,455	$57,294	$2,787	$17,713	$(18,778)
Transfers (1):
Transfers into level 3	83,490	—	—	8,460	—	—	—	—	—	—
Purchases/Transfers	137,744	—	5,601	20,191	—	—	—	13	—	—
Capital contributions	—	—	—	—	—	—	—	—	—	—
Proceeds from sales/redemptions	(297,784)	—	—	—	—	—	—	—	—	—
Proceeds from settlement	(26,789)	—	(211)	(20,512)	—	(272)	—	(127)	—	1,563
Total net gains/(losses) (2)
Included in net income	14,549	(351)	(83)	70	(834)	685	104	8	111	(6)
Ending Balance	$774,231	$2,862	$53,224	$145,867	$51,972	$23,868	$57,398	$2,681	$17,824	$(17,221)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2017 (3)	$12,110	$(84)	$(83)	$(153)	$(834)	$826	$104	$8	$112	$(6)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2017, the Company transferred 9 Non-Agency RMBS securities and 1 CMBS security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$13,630
Unrealized gain/(loss) on derivative and other instruments, net	(6)
Net realized gain/(loss)	517
Equity in earnings/(loss) from affiliates	112
Total	$14,253
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$11,894
Unrealized gain/(loss) on derivative and other instruments, net	(6)
Equity in earnings/(loss) from affiliates	112
Total	$12,000

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Nine Months Ended
September 30, 2018
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,424	$2,662	$40,958	$161,250	$50,702	$18,890	$57,521	$5,084	$17,911	$(16,478)
Transfers (1):
Transfers into level 3	69,260	—	—	8,217	—	—	—	—	—	—
Transfers out of level 3	(64,623)	—	—	(6,951)	—	—	—	—	—	—
Purchases/Transfers	97,683	—	5,899	113,683	10,436	105,190	51,401	25,162	—	—
Capital contributions	—	—	—	—	—	—	—	—	4,459	—
Proceeds from sales/redemptions	(237,822)	—	—	—	(5,400)	(34,653)	—	—	—	—
Proceeds from settlement	(114,924)	—	(9,097)	(53,645)	—	(3,030)	(14,522)	(524)	—	4,952
Total net gains/(losses) (2)
Included in net income	(1,353)	1,198	(216)	12,798	(5,041)	1,203	218	(1,097)	698	45
Ending Balance	$593,645	$3,860	$37,544	$235,352	$50,697	$87,600	$94,618	$28,625	$23,068	$(11,481)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2018 (3)	$1,179	$1,241	$(197)	$12,725	$(4,711)	$389	$—	$(1,097)	$698	$45
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2018, the Company transferred 5 Non-Agency RMBS securities and 2 CMBS securities into the Level 3 category from the Level 2 category and 14 Non-Agency RMBS securities and 1 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$5,273
Unrealized gain/(loss) on derivative and other instruments, net	(1,052)
Net realized gain/(loss)	3,534
Equity in earnings/(loss) from affiliates	698
Total	$8,453
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$10,626
Unrealized gain/(loss) on derivative and other instruments, net	(1,052)
Equity in earnings/(loss) from affiliates	698
Total	$10,272

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Nine Months Ended
September 30, 2017
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,761	$3,761	$21,232	$130,790	$52,137	$38,196	$60,069	$413	$12,895	$(21,492)	$(1,800)
Transfers (1):
Transfers into level 3	203,851	—	—	8,460	—	—	—	—	—	—	—
Transfers out of level 3	(51,307)	—	—	—	—	—	—	—	—	—	—
Purchases/Transfers	395,021	—	52,049	38,760	—	—	10,271	2,578	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	4,459	—	—
Proceeds from sales/redemptions	(382,544)	—	(16,977)	(4,534)	—	(10,103)	—	—	—	—	—
Proceeds from settlement	(142,166)	—	(4,196)	(29,106)	—	(5,570)	(13,534)	(314)	—	4,311	1,955
Total net gains/(losses) (2)
Included in net income	33,615	(899)	1,116	1,497	(165)	1,345	592	4	470	(40)	(155)
Ending Balance	$774,231	$2,862	$53,224	$145,867	$51,972	$23,868	$57,398	$2,681	$17,824	$(17,221)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of September 30, 2017 (3)	$32,503	$(632)	$660	$1,705	$(165)	$(576)	$537	$4	$470	$(40)	$—
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2017, the Company transferred 18 Non-Agency RMBS securities and 1 CMBS security into the Level 3 category from the Level 2 category and 5 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$37,250
Unrealized gain/(loss) on derivative and other instruments, net	(195)
Net realized gain/(loss)	(144)
Equity in earnings/(loss) from affiliates	470
Total	$37,381
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$34,036
Unrealized gain/(loss) on derivative and other instruments, net	(40)
Equity in earnings/(loss) from affiliates	470
Total	$34,466

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at September 30, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.79% - 11.01% (4.67%)
Non-Agency RMBS	$579,852	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.00% (11.72%)
			Projected Collateral Losses	0.00% - 30.00% (2.39%)
			Projected Collateral Severities	-0.61% - 100.00% (29.99%)
	$13,793	Consensus Pricing	Offered Quotes	92.50 - 93.06 (92.72)
			Yield	7.00% - 35.00% (28.15%)
Non-Agency RMBS Interest Only	$3,860	Discounted Cash Flow	Projected Collateral Prepayments	9.50% - 18.00% (15.51%)
			Projected Collateral Losses	0.75% - 2.00% (1.48%)
			Projected Collateral Severities	10.00% - 65.00% (18.52%)
			Yield	6.38% - 6.38% (6.38%)
ABS	$32,411	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 40.00% (23.71%)
			Projected Collateral Losses	0.00% - 2.00% (1.67%)
			Projected Collateral Severities	0.00% - 50.00% (41.80%)
	$5,133	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	5.49% - 64.88% (8.82%)
CMBS	$232,461	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.50% (0.02%)
			Projected Collateral Severities	0.00% - 25.00% (0.96%)
	$2,891	Consensus Pricing	Offered Quotes	4.86 - 8.88 (7.87)
			Yield	3.71% - 10.61% (5.20%)
CMBS Interest Only	$50,697	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	7.00% - 9.00% (8.80%)
Residential Mortgage Loans	$13,058	Discounted Cash Flow	Projected Collateral Prepayments	4.78% - 5.04% (4.85%)
			Projected Collateral Losses	3.31% - 5.81% (4.43%)
			Projected Collateral Severities	6.89% - 26.78% (16.23%)
	$74,542	Recent Transaction	Cost	N/A
			Yield	7.25% - 7.25% (7.25%)
Commercial Loans	$32,800	Discounted Cash Flow	Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$61,818	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.55% (9.18%)
	$28,391		Projected Collateral Prepayments	6.15% - 9.82% (7.83%)
	$234	Consensus Pricing	Offered Quotes	0.03 - 0.52 (0.49)
AG Arc	$23,068	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at September 30, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	4.16% - 4.16% (4.16%)
Securitized debt	$(11,481)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)
 (1) Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2018.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Asset Class	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.94% - 31.75% (4.49%)
Non-Agency RMBS	$783,881	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 35.00% (10.50%)
			Projected Collateral Losses	0.00% - 50.00% (3.25%)
			Projected Collateral Severities	0.00% - 100.00% (34.77%)
	$14,794	Consensus Pricing	Offered Quotes	74.75 - 74.75 (74.75)
	$46,749	Recent Transaction	Recent Transaction	N/A
			Yield	7.00% - 25.00% (22.34%)
Non-Agency RMBS Interest Only	$2,662	Discounted Cash Flow	Projected Collateral Prepayments	10.50% - 18.00% (16.89%)
			Projected Collateral Losses	1.50% - 2.00% (1.57%)
			Projected Collateral Severities	10.00% - 40.00% (14.43%)
			Yield	4.62% - 9.83% (7.56%)
ABS	$40,958	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 40.00% (22.62%)
			Projected Collateral Losses	0.00% - 2.00% (1.74%)
			Projected Collateral Severities	0.00% - 50.00% (43.45%)
			Yield	-1.45% - 8.35% (6.24%)
CMBS	$157,685	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,565	Consensus Pricing	Offered Quotes	6.20 - 7.60 (7.12)
			Yield	2.93% - 5.90% (4.43%)
CMBS Interest Only	$50,702	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.25% - 9.00% (7.81%)
Residential Mortgage Loans	$18,890	Discounted Cash Flow	Projected Collateral Prepayments	2.98% - 5.05% (3.93%)
			Projected Collateral Losses	3.88% - 6.91% (4.27%)
			Projected Collateral Severities	20.21% - 37.25% (22.00%)
			Yield	6.52% - 6.52% (6.52%)
Commercial Loans	$32,800	Discounted Cash Flow	Credit Spread	4.75 bps - 4.75 bps (4.75 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$24,721	Consensus Pricing	Offered Quotes	98.50 - 100.00 (99.13)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	9.12% - 11.74% (10.29%)
	$4,801		Projected Collateral Prepayments	7.59% - 11.85% (9.67%)
	$283	Consensus Pricing	Offered Quotes	0.04 - 0.52 (0.48)
AG Arc	$17,911	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.23% - 3.23% (3.23%)
Securitized debt	$(16,478)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)
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
September 30, 2018

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

8. Financing arrangements

Repurchase agreements

A vast majority of the Company's financing arrangements are through repurchase agreements. The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The Company calculates haircuts disclosed in the tables below by dividing allocated capital on each borrowing by the current fair market value of each investment. Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of September 30, 2018 (in thousands):

	Financing Arrangements			Financial Instruments Pledged
Financing Arrangements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$126,397	2.36%	3.0%	$130,265	$131,579	$420
30 days or less	2,330,949	2.51%	8.1%	2,568,069	2,266,719	9,040
31-60 days	136,189	3.62%	20.3%	171,807	155,000	544
61-90 days	47,725	3.52%	22.1%	61,370	58,631	291
91-180 days	4,346	3.62%	22.5%	5,613	5,622	13
Greater than 180 days	42,154	3.13%	11.3%	49,849	49,636	25
Total / Weighted Average	$2,687,760	2.59%	8.8%	$2,986,973	$2,667,187	$10,333

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents certain financial information regarding the Company’s repurchase agreements secured by real estate securities as of December 31, 2017 (in thousands):

	Financing Arrangements			Financial Instruments Pledged
Financing Arrangements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$128,779	1.80%	3.2%	$133,012	$133,030	$376
30 days or less	2,105,103	1.94%	9.6%	2,361,574	2,302,744	8,407
31-60 days	611,763	1.76%	7.6%	677,310	670,307	2,131
61-90 days	32,445	3.04%	25.9%	43,851	42,712	301
91-180 days	1,131	3.21%	22.7%	1,463	1,479	1
Greater than 180 days	93,060	3.00%	20.4%	119,490	118,698	47
Total / Weighted Average	$2,972,281	1.94%	9.4%	$3,336,700	$3,268,970	$11,263

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 9 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on September 30, 2018 and December 31, 2017, broken out by investment type (in thousands):

	September 30, 2018	December 31, 2017
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$1,721,310	$2,118,615
Non-Agency RMBS	693,696	976,072
ABS	24,383	30,833
CMBS	272,907	211,180
Cash pledged (i.e., restricted cash) under repurchase agreements	10,053	12,155
Fair Value of unsettled trades pledged as collateral under repurchase agreements	274,677	—
Total collateral pledged under repurchase agreements	$2,997,026	$3,348,855

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on September 30, 2018 and December 31, 2017, broken out by investment type (in thousands):

	September 30, 2018	December 31, 2017
Repurchase agreements secured by investments:
Agency RMBS	$1,888,026	$2,005,133
Non-Agency RMBS	566,269	784,897
ABS	18,585	22,761
CMBS	214,880	159,490
Gross Liability for repurchase agreements	$2,687,760	$2,972,281

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of September 30, 2018 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$2,687,760	$—	$2,687,760	$2,687,760	$—	$—

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of December 31, 2017 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$2,972,281	$—	$2,972,281	$2,972,281	$—	$—

Term loan and revolving facilities

The following table presents information regarding the Company's term loan and revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of September 30, 2018 and December 31, 2017 (in thousands).

		September 30, 2018				December 31, 2017
Facility (1)	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Term loan, net (2)	October 10, 2023	4.63%	4.80%	$101,987	$140,059	—%	—%	$—	$—

Revolving facility A	July 1, 2019	4.37%	4.37%	$21,796	$32,800	3.70%	3.70%	$21,796	$32,800
Revolving facility B	June 15, 2020	4.25%	4.28%	64,827	86,659	4.07%	4.07%	10,330	15,861
Revolving facility C	August 10, 2023	4.27%	4.48%	37,011	51,401	—%	—%	—	—
Total revolving facilities				$123,634	$170,860			$32,126	$48,661

Total term loan and revolving facilities				$225,621	$310,919			$32,126	$48,661

(1)	The term loan and all revolving facilities listed above are interest only until maturity.

(2)	The total borrowings under the term loan is $103 million, which is shown net of deferred financing costs of $1.0 million.

On September 17, 2014, AG MIT CREL, LLC (“AG MIT CREL”), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the “CREL Repurchase Agreement”or “Revolving facility A”) with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement provided for a funding period ending September 17, 2016 and an initial facility termination date of September 17, 2016 (the “Initial Termination Date”), subject to the satisfaction of certain terms of the extensions described below. AG MIT CREL had three (3) one-year options to extend the term of the CREL Repurchase Agreement.

On August 4, 2015, the Company, AG MIT CREL and AG MIT, LLC ("AG MIT") entered into an Omnibus Amendment No. 1 to Master Repurchase and Securities Contract, Guarantee Agreement and Fee and Pricing Letter (the “First Amendment”) with Wells Fargo, which amended certain terms in the CREL Repurchase Agreement, the Guarantee, dated as of September 17, 2014, delivered

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

by the Company and AG MIT to Wells Fargo and the Fee and Pricing Letter, dated as of September 17, 2014, between AG MIT CREL and Wells Fargo. The First Amendment lowered the maximum aggregate borrowing capacity available under the CREL Repurchase Agreement from $150 million to approximately $42.8 million. The First Amendment also provided that the CREL Repurchase Agreement become full recourse to the Company and AG MIT, LLC. By amending the recourse of the CREL Repurchase Agreement to the Company and AG MIT, the Company was able to remove certain financial covenants on AG MIT CREL that limited the amount that AG MIT CREL could borrow under the CREL Repurchase Agreement. The First Amendment also eliminated the fee for the portion of the repurchase facility that was unused. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of September 30, 2018 and December 31, 2017, the Company had $21.8 million of debt outstanding under this facility.

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

In June 2018, AG MIT WFB1 2014 LLC (“AG MIT WFB1”), a subsidiary of the Company, entered into Amendment Numbers Seven and Eight of the Master Repurchase Agreement and Securities Contract (as amended, the “WFB1 Repurchase Agreement” or “Revolving facility B”) with Wells Fargo to finance the ownership and acquisition of certain pools of residential mortgage loans. The WFB1 Repurchase Agreement provides for a funding period ending June 14, 2019 and a facility termination date of June 15, 2020. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $110.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. In the event the debt outstanding under the WFB1 Repurchase Agreement falls below $7.0 million, a cash trap trigger event will occur in which all income payments received by Wells Fargo will be applied against the outstanding balance until the WFB1 Repurchase Agreement is paid off. As of September 30, 2018 and December 31, 2017, the Company had $64.8 million and $10.3 million of debt outstanding under the WFB1 Repurchase Agreement, respectively.

In August 2018, AG MIT CREL II, LLC, a subsidiary of the Company, entered into a Master Repurchase Agreement with JP Morgan (the “JPM Repurchase Agreement” or “Revolving facility C”). The agreement provides a maximum aggregate borrowing capacity of $100.0 million. The JPM Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of September 30, 2018, the Company had $37.0 million of debt outstanding under the JPM Repurchase Agreement.

In September 2018, SFR MT LLC, a subsidiary of the Company, entered into an agreement with an insurance company to finance the ownership and acquisition of Single-family rental properties (the “term loan”). The financing has a fixed rate of 4.625% and has a termination date of October 10, 2023. The agreement provides a maximum aggregate borrowing capacity of $103.0 million. This financing arrangement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of September 30, 2018, the Company has $103.0 million of debt outstanding under the agreement.

Financing arrangements

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements (“MRAs”) or loan agreements with such financing counterparties. As of September 30, 2018 and December 31, 2017 the Company had 41 and 39 financing counterparties, respectively, under which it had outstanding debt with 31 and 27 counterparties, respectively.

At September 30, 2018, there were no counterparties that provided the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents information at December 31, 2017 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities.

Counterparty	Stockholders’ Equity at Risk (in thousands)	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$45,239	26	6%
Barclays Capital Inc	39,358	13	6%

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

9. Derivatives

The Company’s derivatives may include interest rate swaps (“swaps”), TBAs, swaption contracts and Eurodollar Futures and U.S. Treasury Futures, (the latter two, collectively, “Futures”). Derivatives have not been designated as hedging instruments. The Company may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities.

The Company may exchange cash “variation margin” with the counterparties to its derivative instruments on a daily basis based upon changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those derivatives are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts.

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

Beginning in the first quarter of 2017, as a result of an amendment to the CME's rule book, which governs their central clearing activities, the daily exchange of variation margin associated with a a CME instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents the fair value of the Company’s derivatives and other instruments and their balance sheet location at September 30, 2018 and December 31, 2017 (in thousands).

Derivatives and Other Instruments	Designation	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Derivative assets, at fair value	$3,583	$1,428
Interest rate swaps (1)	Non-Hedge	Derivative liabilities, at fair value	(511)	(450)
Swaptions	Non-Hedge	Derivative assets, at fair value	523	362
TBAs	Non-Hedge	Derivative assets, at fair value	781	227
TBAs	Non-Hedge	Derivative liabilities, at fair value	(519)	—
Short positions on U.S. Treasury Futures (2)	Non-Hedge	Derivative assets, at fair value	—	110
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (3)	(5,730)	(24,379)

(1)
As of September 30, 2018, the Company applied a reduction in fair value of $61.1 million and $0.4 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2)
As of September 30, 2018, the Company applied a reduction in fair value of $0.6 million its U.S. Treasury Futures assets, related to variation margin. As of December 31, 2017, the Company did not apply a fair value reduction to its U.S. Treasury Futures assets and liabilities related to variation margin.

(3)
The Company’s obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded on the “Unrealized gain/(loss) on derivatives and other instruments, net” line item in the Company’s consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments (in thousands):

Non-hedge derivatives and other instruments held long/(short):	September 30, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	2,143,000	2,227,000
Notional amount of Swaptions	250,000	270,000
Net notional amount of TBAs	75,000	100,000
Notional amount of short positions on U.S. Treasury Futures (1)	(50,000)	(52,500)
Notional amount of short positions on U.S. Treasuries	(5,750)	(24,668)

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

		Three Months Ended		Nine Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$5,921	$2,955	$47,783	$6,214
Interest rate swaps, at fair value	Net realized gain/(loss)	7,925	(1,813)	13,787	(9,896)
Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	—	75	—	75
Eurodollar Futures	Net realized gain/(loss)	—	323	—	323
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(449)	—	(481)	—
Swaptions, at fair value	Net realized gain/(loss)	—	—	51	—
U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	573	(722)	464	658
U.S. Treasury Futures	Net realized gain/(loss)	(5)	(224)	735	(4,055)
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	18	54	36	(996)
TBAs (1)	Net realized gain/(loss)	(124)	1,672	40	3,003
U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	28	—	(66)	(1,725)
U.S. Treasuries	Net realized gain/(loss)	—	—	131	1,731

(1)
For the three months ended September 30, 2018, gains and losses from purchases and sales of TBAs consisted of $0.5 million of net TBA dollar roll net interest income and net losses of $(0.5) million due to price changes. For the nine months ended September 30, 2018, gains and losses from purchases and sales of TBAs consisted of $1.6 million of net TBA dollar roll net interest income and net losses of $(1.5) million due to price changes. For the three months ended September 30, 2017, gains and losses from purchases and sales of TBAs consisted of $1.5 million of net TBA dollar roll net interest income and net gains of $0.2 million due to price changes. For the nine months ended September 30, 2017, gains and losses from purchases and sales of TBAs consisted of $2.6 million of net TBA dollar roll net interest income and net losses of $(0.6) million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of September 30, 2018 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$5,750	$—	$5,750	$5,730	$—	$20

Derivative Assets (2)
Interest Rate Swaps	$9,054	$—	$9,054	$—	$9,054	$—
Interest Rate Swaptions	523	—	523	—	(100)	623
TBAs	781	—	781	—	—	781
Total Derivative Assets	$10,358	$—	$10,358	$—	$8,954	$1,404

Derivative Liabilities (3)
Interest Rate Swaps	$1,480	$—	$1,480	$—	$1,480	$—
TBAs	(519)	—	(519)	—	(519)	—
Total Derivative Liabilities	$961	$—	$961	$—	$961	$—

(1)	The Company applied a reduction in fair value of $61.1 million and $0.4 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2)	Included in Derivative Assets on the consolidated balance sheet is $10.4 million less accrued interest of $(5.5) million for a total of $4.9 million.

(3)	Included in Derivative Liabilities on the consolidated balance sheet is $1.0 million plus accrued interest of $(2.0) million for a total of $(1.0) million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents both gross information and net information about derivative instruments eligible for offset in the consolidated balance sheets as of December 31, 2017 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$24,671	$—	$24,671	$24,379	$—	$292

Derivative Assets (2)
Interest Rate Swaps	$4,544	$—	$4,544	$—	$1,666	$2,878
Interest Rate Swaptions	362	—	362	—	—	362
TBAs	227	—	227	—	—	227
U.S. Treasury Futures - Short	110	—	110	—	—	110
Total Derivative Assets	$5,243	$—	$5,243	$—	$1,666	$3,577

Derivative Liabilities (3)
Interest Rate Swaps	$(6)	$—	$(6)	$—	$(6)	$—
Total Derivative Liabilities	$(6)	$—	$(6)	$—	$(6)	$—

(1)	The Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2)	Included in Derivative Assets on the consolidated balance sheet is $5.2 million less accrued interest of $(3.1) million for a total of $2.1 million.

(3)	Included in Derivative Liabilities on the consolidated balance sheet is $(6) thousand plus accrued interest of $(444) thousand for a total of $(450) thousand.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of September 30, 2018, the Company pledged real estate securities with a fair value of $7.1 million and cash of $31.8 million as collateral against certain derivatives. The Company’s counterparties posted cash of $3.5 million to it as collateral for certain derivatives. As of December 31, 2017, the Company pledged real estate securities with a fair value of $7.5 million and cash of $25.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.7 million as collateral for certain derivatives.

Interest rate swaps

To help mitigate exposure to increases in interest rates, the Company uses currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement hedges our exposure to higher interest rates because the variable-rate payments received on the swap agreements largely offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

As of September 30, 2018, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2018 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$50,000	1.29%	2.34%	1.08
2020	250,000	1.63%	2.34%	1.52
2021	27,000	2.86%	2.31%	2.89
2022	653,000	1.90%	2.34%	3.84
2023	219,000	2.97%	2.35%	4.75
2024	230,000	2.06%	2.34%	5.75
2025	125,000	2.87%	2.36%	6.63
2026	75,000	2.12%	2.32%	8.14
2027	264,000	2.35%	2.34%	8.94
2028	250,000	2.97%	2.34%	9.66
Total/Wtd Avg	$2,143,000	2.24%	2.34%	5.41

As of December 31, 2017, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2017 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000	1.36%	1.43%	1.88
2020	835,000	1.77%	1.52%	2.54
2022	653,000	1.90%	1.51%	4.59
2024	230,000	2.06%	1.47%	6.50
2026	75,000	2.12%	1.44%	8.89
2027	264,000	2.35%	1.50%	9.69
Total/Wtd Avg	$2,227,000	1.89%	1.50%	4.56

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

For the Three Months Ended September 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$160,000	$487,000	$(572,000)	$75,000	$75,727	$(75,224)	$633	$(130)
TBAs - Short	$—	$177,000	$(177,000)	$—	$—	$(241)	$148	$(389)

For the Three Months Ended September 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$300,000	$738,000	$(922,000)	$116,000	$121,125	$(122,545)	$118	$(1,537)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

For the Nine Months Ended September 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000	$1,438,000	$(1,463,000)	$75,000	$75,727	$(75,224)	$633	$(130)
TBAs - Short	$—	$1,031,000	$(1,031,000)	$—	$—	$(241)	$148	$(389)

For the Nine Months Ended September 30, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000	$1,914,000	$(1,848,000)	$116,000	$121,125	$(122,545)	$118	$(1,537)
TBAs - Short	$(75,000)	$75,000	$—	$—	$—	$—	$—	$—

10. Earnings per share

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

As of September 30, 2018 and September 30, 2017, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	September 30, 2018	September 30, 2017
Outstanding warrants (1)	—	1,007,500
Unvested restricted stock units previously granted to the Manager	40,007	60,000
(1) The warrants expired on July 6, 2018.

Each warrant entitled the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and nine months ended September 30, 2017, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. The warrants expired on July 6, 2018.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands, except per share data):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$20,010	$32,644	$29,691	$84,198

Denominator:
Basic weighted average common shares outstanding	28,422	27,841	28,274	27,756
Dilutive effect of restricted stock units	16	16	8	14
Diluted weighted average common shares outstanding	28,438	27,857	28,282	27,770

Basic Earnings/(Loss) Per Share of Common Stock:	$0.70	$1.17	$1.05	$3.03
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.70	$1.17	$1.05	$3.03

The following tables detail our common stock dividends for the nine months ended September 30, 2018 and September 30, 2017:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500
9/14/2018	9/28/2018	10/31/2018	0.500

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

The following tables detail our preferred stock dividends during the nine months ended September 30, 2018 and September 30, 2017:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50

11. Income taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. Most states follow U.S. federal income tax treatment of REITs.

For the three months ended September 30, 2018 and September 30, 2017, the Company recorded excise tax expense of $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company recorded excise tax expense of $1.1 million and $1.1 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

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

Based on the Company’s analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2018 or September 30, 2017. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

12. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of September 30, 2018 and December 31, 2017, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the “IPO”)), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and nine months ended September 30, 2018, the Company incurred management fees of approximately $2.4 million and $7.2 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred management fees of approximately $2.5 million and $7.4 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2018 and December 31, 2017, no event of termination of the management agreement had occurred.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Of the $3.5 million and $10.2 million of Other operating expenses for the three and nine months ended September 30, 2018, respectively, the Company has accrued $2.0 million and $5.5 million, respectively, representing a reimbursement of expenses. Of the $2.6 million and $8.2 million of Other operating expenses for the three and nine months ended September 30, 2017, respectively, the Company has accrued $1.4 million and $4.8 million, respectively, representing a reimbursement of expenses.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of September 30, 2018, 48,461 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2018, the Company has granted an aggregate of 68,789 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of September 30, 2018, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 79,993 restricted stock units granted to the Company’s Manager have vested. The 40,007 restricted stock units that have not vested as of September 30, 2018 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Director compensation

Beginning in 2018, the Company began paying a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. As of September 30, 2018 and December 31, 2017, the Company’s share of these investments had a gross fair market value of $164.9 million and $88.3 million, respectively, net of any non-recourse securitized debt. During Q3 2018, the Company transfered certain of its CMBS from certain of its non-wholly owned subsidiaries to a fully consolidated entity. The Company executed this transfer in order to obtain financing on these real estate securities. As a result, there was a reclassification of these assets from the “Investments in debt and equity affiliates” line item to the “CMBS” line item on the Company's consolidated balance sheets. In addition, the Company has also shown this reclassification as a non-cash transfer on its consolidated statements of cash flows.

The Company’s investment in AG Arc, the entity through which the Company invests in Arc Home, is reflected on the “Investments in debt and equity of affiliates” line item on its consolidated balance sheets at a fair value of $23.1 million and $17.9 million on September 30, 2018 and December 31, 2017, respectively. On March 8, 2016, an affiliate of the Manager (“the Affiliate”) became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

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

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $14.5 million as of September 30, 2018. As of September 30, 2018, the Company’s remaining commitment was $18.9 million (net of any return of capital to the Company).

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager (“Securitized Whole Loans”), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC (“Asset Manager”), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential loans and Securitized Whole Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership and control of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for (i) non-performing loans and (ii) reperforming loans. For the three and nine months ended September 30, 2018, the fees paid by the Company to the Asset Manager totaled $123,050 and $244,481, respectively. For the three and nine months ended September 30, 2017, the fees paid by the Company to the Asset Manager totaled $41,732 and $137,022, respectively.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs and as of September 30, 2018, these Excess MSRs had fair value of approximately $29.3 million.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three and nine months ended September 30, 2018 the administrative fees paid by the Company to Arc Home totaled $87,264 and $164,946, respectively. For the three and nine months ended September 30, 2017 the administrative fees paid by the Company to Arc Home totaled $2,921 and $6,364, respectively.

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
September 30, 2018

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

13. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the “2018 Registration Statement”). As of September 30, 2018, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of one share of common stock (“private placement share”) and a warrant (“private placement warrant”) to purchase 0.50 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised for the three and nine months ended September 30, 2017, or in 2018 through the expiration date on July 6, 2018.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2018, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the nine months ended September 30, 2018 or September 30, 2017, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which the Company refers to as the “Equity Distribution Agreements,” pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. As of September 30,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

2018, the Company sold 972.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $18.1 million.

14. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On December 9, 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc, entered into Arc Home’s LLC Agreement and agreed to fund an initial capital commitment of $30.0 million. On each of April 25, 2017 and September 28, 2018, the Company, alongside private funds under the management of Angelo Gordon, agreed to fund an additional capital commitment to Arc Home in the amount of $10.0 million. As of September 30, 2018, the Company’s share of Arc Home’s total capital commitment was $22.3 million. The Company had funded all of its capital commitment to Arc Home as of September 30, 2018.

On February 28, 2017, the Company, alongside a private fund under the management of Angelo Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. The Company’s share of the commitment is $14.6 million of which the Company had funded $10.4 million as of September 30, 2018. As of September 30, 2018, the Company’s remaining commitment was $4.2 million.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million (net of any return of capital to the Company), of which the Company had funded $14.5 million as of September 30, 2018. As of September 30, 2018, the Company’s remaining commitment was $18.9 million (net of any return of capital to the Company).

On March 29, 2018, the Company alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture. The Company’s share of the total commitment to the variable funding note is $7.1 million, of which the Company has funded $5.1 million as of September 30, 2018. As of September 30, 2018, the Company’s remaining commitment was $2.0 million.

On June 8, 2018, the Company, alongside private funds under the management of Angelo Gordon and other third parties, entered into a commitment to close on a commercial loan, subject to the satisfaction of certain conditions. The Company’s share of the commitment is $20.0 million. As of September 30, 2018, the conditions had not been met, the loan had not closed and the Company had not funded any of this commitment.

On July 26, 2018, the Company entered into a commitment on a commercial loan. The Company's share of the commitment is $75.0 million. As of September 30, 2018, the Company has funded $15.4 million and has a remaining commitment of $59.6 million.

On September 21, 2018, the Company entered into a commitment on a commercial loan. The Company's share of the commitment is $36.0 million. As of September 30, 2018, the Company had funded all of its capital commitment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “report,” we refer to AG Mortgage Investment Trust, Inc. as “we,” “us,” the “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our “Manager,” and we refer to the direct parent company of our Manager, Angelo, Gordon & Co., L.P., as “Angelo Gordon.”

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability and terms of financing, changes in the market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities and loans, our ability to integrate newly acquired rental assets into our investment portfolio, difficulties in identifying single-family properties to acquire, our ability to acquire single-family rental properties generating attractive returns, our ability to predict and control costs, and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequent filings, including this one. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Our company

We are a Maryland corporation focused on investing in, acquiring and managing a diversified portfolio of residential mortgage assets, other real estate-related securities, financial assets and real estate, which we refer to as our target assets. We are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the ticker symbols MITT-PA and MITT-PB, respectively.

Our investment portfolio

Our investment portfolio is comprised of Agency RMBS, Residential Investments, Commercial Investments, ABS, and Single-family rental properties, each of which is described below.

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

•
Inverse Interest Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities (“MBS”) whose coupon has an inverse relationship to its benchmark rate, such as LIBOR);

•	Interest Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS “interest-only strips”);

•	Excess mortgage servicing rights (“Excess MSRs”) whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE; and

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date (“TBAs”).

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as our Non-Agency RMBS. Our Non-Agency RMBS include investment grade and non-investment grade fixed- and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A/Subprime

◦	Alt-A (weighted average credit score between 700 and 620); and

◦	Subprime (weighted average credit score below 620).

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (defined below)

•	RPL/NPL Securities (described below)

•	Interest Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE (grouped with Interest-Only securities throughout this Item 2)

•	Re/Non-Performing Loans (described below); and

•	New Origination Loans (described below).

Credit Risk Transfer securities (“CRTs”) include:

•
Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued either by GSEs or issued by other third-party institutions to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of newly originated single-family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities generally receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

RPL/NPL Securities include:

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

Re/Non-Performing Loans include:

•
RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager. The securitizations typically take the form of various classes of notes and a trust certificate. These investments are primarily included in the “RMBS” and “Investments in debt and equity of affiliates” line items on our consolidated balance sheets.

•
RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are primarily included in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

New Origination Loans include:

•
“Non-QMs,” which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (the “CFPB”) that we hold alongside other private funds under the management of Angelo Gordon. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC (see the “Contractual obligations” section of this Item 2 for more detail), and are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include:

•	Commercial mortgage-backed securities, or CMBS;

•	Freddie Mac K-Series (described below);

•	Interest Only securities (CMBS backed by interest-only strips); and

•	Commercial loans.

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

Single-Family Rental Properties

We also invest in Single-Family Rental Properties ("SFR portfolio" or "SFR"). We acquired a stabilized portfolio of single-family rental homes in September 2018 from funds affiliated with Connorex-Lucinda, LLC (“Conrex”). The portfolio includes 1,225 homes located predominately in the Southeast United States. At closing, we entered into a property management services agreement with Conrex whereby Conrex will continue to provide property management services with respect to the properties.

Investment classification

Throughout this Item 2, (1) we use the terms “credit portfolio” and “credit investments” to refer to our Residential Investments, Commercial Investments, ABS and SFR, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager), new origination loans, and commercial loans, collectively, as our “loans”; (3) we use the term “credit securities” to refer to our credit portfolio, excluding Excess MSRs, loans and SFR; and (4) we use the term “real estate securities” or “securities” to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our “investment portfolio” refers to our combined Agency RMBS portfolio, credit portfolio, and SFR portfolio and encompasses all of the investments described above.

We also use the term “GAAP investment portfolio” which consists of (i) our Agency RMBS, exclusive of (x) TBAs, and (y) any investments classified as “Other assets” on our consolidated balance sheets (our “GAAP Agency RMBS portfolio”), (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities, and (y) any investments classified as “Other assets” on our consolidated balance sheets (our “GAAP credit portfolio”) and (iii) our SFR portfolio. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our investments held within affiliated entities.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

We, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of our indirect subsidiaries (“AG Arc”), formed Arc Home LLC (“Arc Home”). Arc Home, through its wholly-owned subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers.

Market overview

During the quarter, MITT’s book value increased primarily due to spread tightening on the credit portfolio, which was partially offset by spread widening in Agency RMBS. Mortgage sectors performed well during the third quarter, as legacy RMBS spreads remained tight due to the favorable supply demand dynamic. The CRT market saw broad-based spread tightening along with the broader markets as well. In a continuation from the second quarter, investors generally favored seasoned CRT deals with comparatively better underwritten collateral versus new issue deals. Agency RMBS widened modestly during the quarter, as benchmark rates rose in response to a more robust consensus outlook for the economy. The uptick in rate volatility was accompanied by a marginal increase in origination and a further reduction of the Federal Reserve’s support of the sector, all of which weighed on market technicals. Money managers continued to provide the primary source of support for Agency RMBS during the quarter.

Housing, economic and interest rate trends

Inclusive of distressed sales, home prices nationwide increased by 5.5% on a year-over-year basis in August 2018 as compared with August 2017, according to data released by CoreLogic. This marks the 79th consecutive monthly increase year-over-year in national home prices. According to CoreLogic’s Homeowner Equity Report, in the second quarter of 2018, U.S. homeowners with mortgages have seen their equity increase by a total of nearly $981 billion since the second quarter of 2017. In the second quarter of 2018, as compared to the second quarter of 2017, the total number of mortgaged residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased to 2.2 million homes from 2.8 million homes.
Home prices have benefitted from the persistently tight supply of homes across the nation, and the negative equity epidemic has eased due to the rise in home prices over the past several years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2018 as borrowers strengthen household balance sheets and see steady employment gains.
At its September meeting, the Fed raised the federal funds interest rate by 0.25% to a target range of 2.00%-2.25%. Unemployment remains well below 5%, and inflation has improved to levels close to the Fed’s 2.0% target for core PCE. In the September update of the Fed’s Summary of Economic Projections, the median forecast for real GDP growth increased in 2018 and 2019 and remained the same for 2020, while the median forecast for the unemployment rate increased in 2018 and remained the same for 2019 and

2020. The projection of the median Fed Funds rates, based on the individual assessments of the FOMC numbers, was 2.4% in 2018, 3.1% in 2019 and 3.4% in 2020.
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

The table below presents certain information from our consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands, except for share and per share data):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Statement of Operations Data:
Net Interest Income
Interest income	$39,703	$33,592	$115,072	$92,773
Interest expense	18,692	11,959	50,289	30,322
Total Net Interest Income	21,011	21,633	64,783	62,451

Other Income/(Loss)
Net realized gain/(loss)	(14,204)	22	(37,103)	(12,527)
Net interest component of interest rate swaps	1,816	(2,147)	1,607	(5,615)
Unrealized gain/(loss) on real estate securities and loans, net	700	14,893	(36,032)	53,190
Unrealized gain/(loss) on derivative and other instruments, net	6,589	2,423	48,460	4,224
Rental income	794	—	794	—
Other income	1	2	21	34
Total Other Income/(Loss)	(4,304)	15,193	(22,253)	39,306

Expenses
Management fee to affiliate	2,384	2,454	7,210	7,374
Other operating expenses	3,503	2,603	10,168	8,247
Equity based compensation to affiliate	66	61	211	226
Excise tax	375	375	1,125	1,125
Servicing fees	148	23	232	185
Property depreciation and amortization	494	—	494	—
Property operating and maintenance expenses	232	—	232	—
Property management fee	88	—	88	—
Total Expenses	7,290	5,516	19,760	17,157

Income/(loss) before equity in earnings/(loss) from affiliates	9,417	31,310	22,770	84,600

Equity in earnings/(loss) from affiliates	13,960	4,701	17,023	9,700
Net Income/(Loss)	23,377	36,011	39,793	94,300

Dividends on preferred stock	3,367	3,367	10,102	10,102

Net Income/(Loss) Available to Common Stockholders	$20,010	$32,644	$29,691	$84,198

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$0.70	$1.17	$1.05	$3.03
Diluted	$0.70	$1.17	$1.05	$3.03

Net Income/(Loss) Available to Common Stockholders

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Net income/(loss) available to common stockholders decreased $12.6 million from $32.6 million for the three months ended September 30, 2017 to $20.0 million for the three months ended September 30, 2018, primarily due to lower prices on our securities, which decreased our “Net Realized gain/(loss),” offset by higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Net income/(loss) available to common stockholders decreased $54.5 million from $84.2 million for the nine months ended September 30, 2017 to $29.7 million for the nine months ended September 30, 2018, primarily due to lower prices on our securities, which decreased our “Net Realized gain/(loss)” and our “Unrealized gain/(loss) on real estate securities and loans, net,” offset by higher derivative prices, which increased our “Unrealized gain/(loss) on derivatives and other instruments, net.”

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio excluding SFR and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Interest income increased by $6.1 million from $33.6 million at September 30, 2017 to $39.7 million at September 30, 2018 primarily due an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.65% from 4.25% at September 30, 2017 to 4.90% at September 30, 2018. The weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period remained relatively unchanged.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Interest income increased by $22.3 million from $92.8 million at September 30, 2017 to $115.1 million at September 30, 2018 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities period over period by $0.6 billion from $2.7 billion at September 30, 2017 to $3.3 billion at September 30, 2018. This was coupled with an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period of 0.18% from 4.52% at September 30, 2017 to 4.70% at September 30, 2018.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Interest expense increased by $6.7 million from $12.0 million at September 30, 2017 to $18.7 million at September 30, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.82% from 1.89% at September 30, 2017 to 2.71% at September 30, 2018. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.3 billion from $2.5 billion at September 30, 2017 to $2.8 billion at September 30, 2018. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Interest expense increased by $20.0 million from $30.3 million at September 30, 2017 to $50.3 million at September 30, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if applicable, during the period, by 0.56% from 1.86% at September 30, 2017 to 2.42% at September 30, 2018. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities during the period of $0.6 billion from $2.2 billion at September 30, 2017 to $2.8 at September 30, 2018. Refer to the “Financing activities” section below for a discussion of our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of Residential mortgage loans out of our GAAP investment portfolio, transfers of Residential mortgage loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) sales of single-family rental properties out of our GAAP investment portfolio, (iv) sales of derivatives and other instruments, and (v) other-than-temporary-impairment (“OTTI”) charges recorded during the period. See Note 2, Note 3 and Note 4 of the Notes to Consolidated Financial Statements (unaudited) for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sale of real estate securities	$(18,053)	$2,365	$(47,421)	$1,274
Sale of loans, and loans transferred to or sold from Other assets	1,043	(331)	2,272	1,903
Settlement of derivatives and other instruments	7,796	(42)	14,744	(8,894)
OTTI	(4,990)	(1,970)	(6,698)	(6,810)
Total Net realized gain/(loss)	$(14,204)	$22	$(37,103)	$(12,527)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Net interest component of interest rate swaps increased by $3.9 million from $(2.1) million at September 30, 2017 to $1.8 million at September 30, 2018 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which these derivative instruments are based, increased from 1.315 for the three months ended September 30, 2017 to 2.337 for the three months ended September 30, 2018. In addition, the weighted average swap notional increased from $1.8 billion at September 30, 2017 to $2.4 billion at September 30, 2018.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Net interest component of interest rate swaps increased by $7.2 million from $(5.6) million at September 30, 2017 to $1.6 million at September 30, 2018 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which these derivative instruments are based, increased from 1.197 for the nine months ended September 30, 2017 to 2.200 for the nine months ended September 30, 2018. In addition, the weighted average swap notional increased from $1.2 billion at September 30, 2017 to $2.4 billion at September 30, 2018.

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

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017, Unrealized gain/(loss) on real estate securities and loans, net was $0.7 million and $14.9 million, respectively. The $0.7 million at September 30, 2018 was comprised of unrealized gains on securities and unrealized losses on loans of $1.9 million and $1.2 million, respectively, during the period.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017, Unrealized gain/(loss) on real estate securities and loans, net was $(36.0) million and $53.2 million, respectively. The $(36.0) million at September 30, 2018 was comprised of unrealized losses on securities and unrealized losses on loans of $34.4 million and $1.6 million, respectively, during the period.

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

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017, Unrealized gain/(loss) on derivative and other instruments, net was $6.6 million and $2.4 million, respectively. The $6.6 million at September 30, 2018 was comprised of unrealized gains on certain derivatives and other instruments of $6.6 million.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017, Unrealized gain/(loss) on derivative and other instruments, net was $48.5 million and $4.2 million, respectively. The $48.5 million at September 30, 2018 was comprised of unrealized gains on certain derivatives and other instruments of $48.4 million, coupled with unrealized gains on TBAs of $0.1 million during the period.

Rental income

Rental income is accrued monthly on a straight-line basis over the terms of the leases on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, Rental income was $0.8 million. There was no rental income for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, Rental income was $0.8 million. There was no rental income for the nine months ended September 30, 2017.

Other income

Other income pertains to certain fees we receive on our Residential Whole Loans.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017, Other income remained relatively flat.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017, Other income remained relatively flat.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the “Contractual obligations” section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017, our management fees were $2.4 million and $2.5 million, respectively. Management fees decreased slightly due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017, our management fees were $7.2 million and $7.4 million, respectively. Management fees decreased slightly due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ (“D&O”) insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of certain expenses within Other operating expenses for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Affiliate reimbursement
Operating expenses	$1,628	$1,393	$4,889	$4,728
Deal related expenses	382	34	584	115
Professional fees	572	409	1,789	1,142
Residential mortgage loan related expenses	17	201	848	561
D&O insurance	176	180	533	543
Directors’ fees and stock compensation	226	137	645	412
Other expenses	502	249	878	746
Total Other operating expenses	$3,503	$2,603	$10,168	$8,247

Equity based compensation to affiliate

Equity based compensation to affiliates represents the amortization of the fair value of our restricted stock units granted to our Manager remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017, our equity based compensation to affiliate remained relatively flat.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017, our equity based compensation to affiliate remained relatively flat.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Excise tax remained flat period over period for the three months ended September 30, 2018 and September 30, 2017.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Excise tax remained flat period over period for the nine months ended September 30, 2018 and September 30, 2017.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of September 30, 2018 and September 30, 2017, we owned Residential mortgage loans with fair market value of $87.6 million and $23.9 million, respectively. The increase in fair market value pertains to the purchase of a pool of primarily RPLs towards the end of the second quarter of 2018.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017 our servicing fees were $148,000 and $23,000, respectively. The increase in fees primarily pertains to purchases of residential mortgage loans in 2018.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017 our servicing fees were $232,000 and $185,000, respectively. The increase in fees primarily pertains to purchases of residential mortgage loans in 2018.

Property depreciation and amortization

We recognize straight line depreciation and amortization on our buildings, in-place lease intangibles and any capitalized acquisition, renovation, or other expense that improves or extends the useful life of our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, Depreciation and amortization on properties expense was $0.5 million. There was no depreciation and amortization on properties expense for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, Depreciation and amortization on properties expense was $0.5 million. There was no depreciation and amortization on properties expense for the nine months ended September 30, 2017.

Property operating and maintenance expenses

Property operating and maintenance expenses may include property taxes, insurance, HOA fees, market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, and marketing expenses on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, Property operating and maintenance expenses were $0.2 million. There were no property operating and maintenance expenses for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, Property operating and maintenance expenses were $0.2 million. There were no property operating and maintenance expenses for the nine months ended September 30, 2017.

Property management fee

Property management fees represent costs associated with the oversight and management of our SFR portfolio. Our SFR portfolio is managed by Conrex. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, our Property management fee was $0.1 million. There was no property management fee for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, our Property management fee was $0.1 million. There was no property management fee for the nine months ended September 30, 2017.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018 and September 30, 2017, we recorded Equity in earnings/(loss) from affiliates of $14.0 million and $4.7 million, respectively. The increase primarily pertains to our share of the unrealized gains on investments held within affiliated entities.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and September 30, 2017, we recorded Equity in earnings/(loss) from affiliates of $17.0 million and $9.7 million, respectively. The increase primarily pertains to our share of the unrealized gains on investments held within affiliated entities.

Book value per share

As of September 30, 2018, December 31, 2017 and September 30, 2017, our book value per common share was $19.16, $19.62 and $19.35 respectively.

Presentation of investment, financing and hedging activities

In the “Investment activities,” “Financing activities,” “Hedging activities” and “Liquidity and capital resources” sections of this Item 2, where we disclose our investment portfolio and the related financing arrangements that finance it, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related financing arrangements that finance it are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the “Notes to Consolidated Financial Statements (unaudited)” for a discussion of investments in debt and equity of affiliates and TBAs.

Net interest margin and leverage ratio

Our GAAP net interest margin is calculated by subtracting the weighted average cost of funds on our GAAP investment portfolio from the weighted average yield for our GAAP investment portfolio, which excludes cash held by us and any net TBA position. Both elements of cost of funds on our GAAP investment portfolio are weighted by the outstanding financing arrangements on our GAAP investment portfolio, securitized debt, and loan participation payable at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Net interest margin, a non-GAAP financial measure, is calculated by subtracting the weighted average cost of funds from the weighted average yield for our investment portfolio, which excludes cash held by us and any net TBA position. The weighted average yield on our real estate securities, loans, and Excess MSRs represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The weighted average yield on our SFR portfolio represents annualized net operating income for the quarter. The weighted average cost of funds is the sum of the weighted average funding costs on total financing outstanding at quarter-end and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding financing arrangements on our investment portfolio, securitized debt, and loan participation payable at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Net interest margin and leverage ratio can be used to calculate the return on equity of our investment portfolio and Management believes that these metrics should be considered together when evaluating the performance of our investment portfolio. See the “Financing activities” section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of September 30, 2018 and September 30, 2017 and for a reconciliation to our GAAP investment portfolio:

September 30, 2018
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield*	5.14%	—%	6.66%	5.24%
Cost of Funds	2.67%	—%	4.70%	2.75%
Net Interest Margin	2.47%	—%	1.96%	2.49%
Leverage Ratio	4.0x	N/A	***	4.3x
September 30, 2017
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield	4.49%	7.58%	13.74%	4.69%
Cost of Funds	2.12%	—	3.51%	2.12%
Net Interest Margin	2.37%	7.58%	10.23%	2.57%
Leverage Ratio	4.0x	N/A	***	4.2x
*Yield of 6.09% on SFR portfolio is based on net operating income.
**Excludes any net TBA position.
***Refer to the “Financing activities” section below for an aggregate breakout of leverage.

Core Earnings

We define core earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) unrealized and realized gains/(losses) on the sale or termination of securities, loans, derivatives and other instruments, (ii) beginning with Q2 2018, any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) beginning with Q3 2018, any depreciation or amortization expense related to our SFR portfolio, and (iv) beginning with Q3 2018, accrued deal related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from core earnings, such as unrealized and realized gains/(losses). Items (i) through (iv) above include any amounts related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at acquisition or disposition and does not view them as being part of its core operations. As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financials, provides supplemental information useful for investors in evaluating our results of operations. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the “Results of Operations” section above for a detailed discussion of our GAAP financial results.

A reconciliation of “Net Income/(loss) available to common stockholders” to Core Earnings for the three and nine months ended September 30, 2018 and September 30, 2017 is set forth below (in thousands, except for share and per share data):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income/(loss) available to common stockholders	$20,010	$32,644	$29,691	$84,198
Add (Deduct):
Net realized (gain)/loss	14,204	(22)	37,103	12,527
Dollar roll income	453	1,525	1,598	2,626
Equity in (earnings)/loss from affiliates	(13,960)	(4,701)	(17,023)	(9,700)
Net interest income and expenses from equity method investments (a)	2,586	2,196	8,685	6,458
Transaction related expenses and deal related performance fees (b)(c)	216	—	530	—
Property depreciation and amortization	494	—	494	—
Unrealized (gain)/loss on real estate securities and loans, net	(700)	(14,893)	36,032	(53,190)
Unrealized (gain)/loss on derivative and other instruments, net	(6,589)	(2,423)	(48,460)	(4,224)
Core Earnings	$16,714	$14,326	$48,650	$38,695

Core Earnings, per Diluted Share	$0.59	$0.51	$1.72	$1.39

(a)
For the three months ended September 30, 2018, we recognized $0.3 million or $0.01 per diluted share of net income/(loss) attributed to our investment in AG Arc. For the nine months ended September 30, 2018, we recognized $0.7 million or $0.02 per diluted share of net income/(loss) attributed to our investment in AG Arc. For the three months ended September 30, 2017, we recognized $0.1 million or $0.00 per diluted share of net income/(loss) attributed to our investment in AG Arc. For the nine months ended September 30, 2017, we recognized $0.5 million or $0.02 per diluted share of net income/(loss) attributed to our investment in AG Arc.

(b)
For the three months ended September 30, 2017, transaction related expenses were excluded from the above chart as they did not have a material impact on core earnings for the period. For the nine months ended September 30, 2017, transaction related expenses of $0.1 million were excluded from the above chart and did not have a material impact on core earnings for those periods. For the three months ended March 31, 2018, transaction related expenses of $0.1 million were excluded from the above chart and did not have a material impact on core earnings for that period.

(c)
For the three and nine months ended September 30, 2017, deal related performance fees were excluded from the above chart as they did not have a material impact on core earnings for those periods. For the six months ended June 30, 2018, deal related performance fees were excluded from the above chart as they did not have a material impact on core earnings for that period.

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

Our SFR portfolio is comprised of 1,225 homes located predominantly in the Southeast United States. The values of these homes are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions, local real estate conditions, construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

The risk-reward profile of our investment opportunities changes continuously with the market, including with labor, housing and economic fundamentals and U.S. monetary policy. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time.

As of September 30, 2018, we had a $3.4 billion GAAP investment portfolio, which consisted of $2.1 billion, or 60.2%, of assets in our GAAP Agency RMBS portfolio, $1.2 billion, or 35.7%, of assets in our GAAP credit portfolio and $0.1 billion, or 4.1%, of assets in our SFR portfolio . As of September 30, 2018, our investment portfolio totaled $3.7 billion, which consisted of $2.1 billion, or 58.4%, of assets in our Agency RMBS portfolio, $1.5 billion, or 37.8%, of assets in our credit portfolio and $0.1, or 3.8%, in our SFR portfolio. This compares with a $3.6 billion GAAP investment portfolio as of December 31, 2017, which consisted of $2.3 billion, or 62.7%, of assets in our GAAP Agency RMBS portfolio and $1.3 billion, or 37.3%, of assets in our GAAP credit portfolio. As of December 31, 2017, our investment portfolio totaled $3.8 billion, which consisted of $2.4 billion, or 62.3%, of assets in our Agency RMBS portfolio and $1.4 billion, or 37.7%, of assets in our credit portfolio.

The following table presents a break-down of our investment portfolio as of September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost		Carrying Value (a)		Weighted Average Yield (b)		Weighted Average Funding Cost (c)		Net Interest Margin (c)		Leverage Ratio (d)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Agency RMBS	$2,163,578	$2,354,789	$2,136,779	$2,354,915	3.90%	3.27%	2.28%	1.56%	1.62%	1.71%	6.7x	7.5x
Residential Investments	904,260	969,743	962,249	1,034,816	6.74%	6.24%	3.57%	2.77%	3.17%	3.47%	3.0x	3.3x
Commercial Investments	368,870	345,214	383,762	351,594	7.93%	8.26%	3.68%	2.90%	4.25%	5.36%	2.3x	1.1x
ABS	37,277	40,217	37,544	40,958	9.36%	8.27%	3.61%	2.93%	5.75%	5.34%	1.0x	1.3x
Single-Family Rental Properties	140,059	—	140,059	—	6.09%	—%	4.80%	—%	1.29%	—%	2.7x	—
Total: Investment Portfolio	$3,614,044	$3,709,963	$3,660,393	$3,782,283	5.24%	4.64%	2.75%	2.26%	2.49%	2.38%	4.3x	4.4x
Investments in Debt and Equity of Affiliates (e)	$163,038	$83,434	$163,601	$85,291	6.66%	12.32%	4.70%	3.80%	1.96%	8.52%	(e)	(e)
Other Assets	$—	$238	$—	$242	—	10.03%	N/A	N/A	—	10.03%	N/A	N/A
TBAs	$75,598	$102,484	$75,727	$102,711	N/A	N/A	N/A	N/A	N/A	N/A	(e)	(e)
Total: GAAP Investment Portfolio	$3,375,408	$3,523,807	$3,421,065	$3,594,039	5.14%	4.45%	2.67%	2.26%	2.47%	2.19%	4.0x	4.2x

(a)	Carrying value represents fair value, except in the case of Single-family rental properties, which represents cost less accumulated depreciation and amortization.

(b)	Yield of 6.09% on SFR portfolio is based on net operating income.

(c)
Funding cost and NIM shown in each investment category line exclude the costs of our interest rate hedges, however these costs are included in the total funding cost and NIM lines. As of September 30, 2018, the total funding cost and NIM lines excluding the cost of our interest rate hedges would be 2.82% and 2.42%, respectively. As of December 31, 2017, the total funding cost and NIM lines excluding the cost of our interest rate hedges would be 1.98% and 2.66%, respectively.

(d)	The leverage ratio on Agency RMBS includes any net receivables on TBA. The leverage ratio by type of investment is calculated based on allocated equity.

(e)
Refer to the “Financing activities” section below for an aggregate breakout of leverage. During Q3 2018, the Company transferred certain of its CMBS from its non-wholly owned subsidiaries to a consolidated entity, resulting in those investments being reflected in the "Commercial Investments" line item of this chart and not in the "Investments in Debt and Equity of Affiliates" line item.

(f)	Net of any non-recourse securitized debt as applicable.

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

The following table presents a summary of the allocated equity of our investment portfolio as of September 30, 2018 and December 31, 2017 (in thousands):

	Allocated Equity		Percent of Equity
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Agency RMBS	$285,447	$280,336	40.1%	39.2%
Residential Investments	251,290	245,934	35.3%	34.5%
Commercial Investments	117,200	169,953	16.5%	23.8%
ABS	19,399	18,036	2.7%	2.5%
Single-Family Rental Properties	38,536	—	5.4%	—%
Total	$711,872	$714,259	100.0%	100.0%

The following table presents a reconciliation of our investment portfolio, exclusive of SFR, to our GAAP investment portfolio, exclusive of SFR, as of September 30, 2018 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$1,740,991	$1,785,093	$(22,624)	$1,762,469	3.99%	3.61%	9.48
Fixed Rate CMO	46,042	46,392	(1,069)	45,323	3.00%	2.79%	4.10
ARM	108,008	108,514	(2,693)	105,821	2.41%	2.87%	4.55
Inverse Interest Only	316,940	54,667	(2,186)	52,481	3.98%	8.30%	7.26
Interest Only	383,921	64,964	657	65,621	3.54%	7.27%	5.32
Excess MSR (5)	3,828,737	28,350	987	29,337	N/A	11.33%	7.02
Fixed Rate 30 Year TBA (6)	75,000	75,598	129	75,727	4.00%	N/A	N/A
Credit Investments:
Residential Investments
Prime (7)	402,184	298,105	32,831	330,936	4.77%	7.11%	11.16
Alt-A/Subprime (7)	230,811	144,392	13,504	157,896	4.82%	6.23%	6.81
Credit Risk Transfer	120,275	120,427	8,767	129,194	5.78%	5.98%	5.12
RPL/NPL Securities	75,278	75,278	(752)	74,526	3.38%	3.38%	1.31
Interest Only and Excess MSR (8)	358,372	3,427	667	4,094	0.56%	26.59%	5.66
Re/Non-Performing Loans	263,488	200,724	2,648	203,372	4.25%	8.36%	5.18
New Origination Loans	60,202	61,907	324	62,231	6.27%	5.05%	3.28
Commercial Investments
CMBS	199,541	157,625	(274)	157,351	5.93%	6.39%	3.44
Freddie Mac K-Series	196,968	67,654	13,034	80,688	5.91%	12.23%	9.65
Interest Only (9)	3,470,363	48,980	2,125	51,105	0.25%	6.81%	3.48
Commercial Loans	94,618	94,611	7	94,618	7.20%	7.43%	1.14
ABS	37,453	37,277	267	37,544	8.79%	9.36%	4.54
Total: Investment Portfolio excluding SFR	$12,009,192	$3,473,985	$46,349	$3,520,334	2.38%	5.20%	6.18
Investments in Debt and Equity of Affiliates	$430,616	$163,038	$563	$163,601	3.87%	6.66%	5.22
TBAs	$75,000	$75,598	$129	$75,727	4.00%	N/A	N/A
Total: GAAP Investment Portfolio, excluding SFR	$11,503,576	$3,235,349	$45,657	$3,281,006	2.32%	5.10%	6.21

(1)
Included in Agency RMBS, Residential Investments and Commercial Investments are $0.9 million fair market value, $159.6 million fair market value and $3.1 million fair market value, respectively, net of any non-recourse securitized debt, that are included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

These items, inclusive of our investment in AG Arc and other items, net to $79.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheet.

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

(5)	Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(6)	Represents long positions in Fixed Rate 30 Year TBA.

(7)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 666, respectively.

(8)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(9)	Includes Freddie Mac K-Series interest-only bonds.

The following table presents a reconciliation of our investment portfolio to our GAAP investment portfolio as of December 31, 2017 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$1,848,172	$1,929,306	$(273)	$1,929,033	3.79%	3.13%	8.64
Fixed Rate CMO	52,264	52,670	281	52,951	3.00%	2.79%	4.13
ARM	176,561	175,726	661	176,387	2.35%	2.83%	4.79
Inverse Interest Only	256,983	44,704	(775)	43,929	4.20%	7.37%	5.86
Interest Only	387,256	45,182	(321)	44,861	2.66%	6.32%	4.38
Excess MSR (5)	822,600	4,717	326	5,043	N/A	12.12%	6.27
Fixed Rate 30 Year TBA (6)	100,000	102,484	227	102,711	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (7)	550,559	437,068	35,802	472,870	4.43%	6.34%	9.72
Alt-A/Subprime (7)	311,153	216,422	16,196	232,618	4.10%	5.91%	6.46
Credit Risk Transfer	149,710	149,786	10,712	160,498	5.11%	5.28%	5.87
RPL/NPL Securities	67,999	67,968	(92)	67,876	3.50%	3.57%	1.40
Interest Only and Excess MSR (8)	421,605	3,579	(634)	2,945	0.30%	11.58%	3.13
Re/Non-Performing Loans	122,478	90,995	3,089	94,084	5.16%	9.59%	6.57
New Origination Loans	3,822	3,925	—	3,925	5.50%	5.50%	3.20
Commercial Investments
CMBS	214,052	162,226	(271)	161,955	5.48%	6.16%	3.58
Freddie Mac K-Series	210,838	68,970	2,110	71,080	5.84%	13.54%	9.68
Interest Only (9)	3,493,579	57,384	3,654	61,038	0.27%	6.64%	3.70
Commercial Loans	57,738	56,634	887	57,521	8.20%	9.41%	1.76
ABS	40,655	40,217	741	40,958	7.61%	8.27%	5.43
Total: Investment Portfolio	$9,288,024	$3,709,963	$72,320	$3,782,283	2.20%	4.64%	5.65
Investments in Debt and Equity of Affiliates	$1,690,414	$83,434	$1,857	$85,291	0.19%	12.32%	5.77
Other Assets	$54,215	$238	$4	$242	N/A	10.03%	5.89
TBAs	$100,000	$102,484	$227	$102,711	3.50%	N/A	N/A
Total: GAAP Investment Portfolio	$7,443,395	$3,523,807	$70,232	$3,594,039	2.65%	4.45%	5.64

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

(5)	Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(6)	Represents long positions in Fixed Rate 30 Year TBA.

(7)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 726 and 656, respectively.

(8)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(9)	Includes Freddie Mac K-Series interest-only bonds.

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented:

	Three Months Ended (1) (2)
Agency RMBS	September 30, 2018	September 30, 2017
30 Year Fixed Rate	6%	6%
Fixed Rate CMO	9%	12%
ARM	10%	13%
Interest Only	6%	14%
Weighted Average	6%	7%

(1)	Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2)	Source: Bloomberg

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of September 30, 2018 (in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	455,936	320,005	33,621	353,626	4.92%	6.62%	10.41
2010	1,532	1,354	15	1,369	2.26%	5.66%	2.97
2011	6,358	5,575	25	5,600	4.28%	6.12%	5.04
2012	5,346	4,450	594	5,044	4.24%	6.40%	3.62
2013	72,589	14,405	1,460	15,865	2.10%	7.52%	3.00
2014	1,003,081	40,434	3,773	44,207	0.32%	10.03%	1.14
2015	1,163,176	116,654	14,737	131,391	0.75%	9.28%	4.52
2016	1,320,329	134,306	11,553	145,859	0.90%	7.67%	5.01
2017	895,608	271,205	7,114	278,319	1.77%	6.81%	5.32
2018	281,548	154,818	(605)	154,213	2.81%	6.57%	4.24
Total: Credit Securities	$5,205,503	$1,063,206	$72,287	$1,135,493	1.37%	7.24%	4.61
Investments in Debt and Equity of Affiliates	$201,905	$97,052	$(7)	$97,045	2.62%	7.79%	4.46
Total: GAAP Basis	$5,003,598	$966,154	$72,294	$1,038,448	1.33%	7.19%	4.62

(1)	Net of any non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2017 (in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value	Weighted Average Coupon (1)	Weighted Average Yield	Weighted Average Life (Years) (2)
Pre 2009	570,127	415,152	38,219	453,371	4.62%	6.55%	9.69
2010	1,855	1,648	(1)	1,647	1.69%	5.70%	3.35
2011	6,953	6,059	(112)	5,947	3.50%	4.48%	5.72
2012	72,881	10,355	768	11,123	1.97%	6.31%	2.45
2013	109,464	41,716	1,874	43,590	2.48%	5.56%	3.80
2014	1,065,779	61,073	6,949	68,022	0.34%	11.08%	1.55
2015	1,341,477	234,963	8,266	243,229	1.01%	6.57%	3.85
2016	1,359,009	160,539	8,006	168,545	0.81%	6.95%	5.33
2017	970,500	339,345	6,284	345,629	1.84%	5.84%	5.92
Total: Credit Portfolio	$5,498,045	$1,270,850	$70,253	$1,341,103	1.38%	6.61%	4.72
Investments in Debt and Equity of Affiliates	$1,677,993	$73,887	$1,833	$75,720	0.13%	13.05%	5.77
Total: GAAP Basis	$3,820,052	$1,196,963	$68,420	$1,265,383	1.89%	6.22%	4.26

(1)	Equity residual investments and principal only securities are excluded from this calculation.

(2)
Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of September 30, 2018 and December 31, 2017 (in thousands):

Credit Rating - Credit Securities (1)	September 30, 2018 (2)	December 31, 2017
AAA	$7,001	$69,582
A	46,758	49,000
BBB	16,902	10,763
BB	65,053	65,784
B	178,797	183,944
Below B	265,026	370,699
Not Rated	555,956	591,331
Total: Credit Securities	$1,135,493	$1,341,103
Investments in Debt and Equity of Affiliates	$97,045	$75,720
Total: GAAP Basis	$1,038,448	$1,265,383

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

(2)	Net of any non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

September 30, 2018
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.7%	California	12.1%
New York	7.5%	Texas	10.3%
Florida	7.0%	Florida	9.1%
Colorado	4.0%	New Jersey	7.5%
Georgia	3.6%	New York	7.1%
Other	55.2%	Other	53.9%
Total	100.0%	Total	100.0%

December 31, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.6%	California	12.5%
Florida	7.8%	Texas	9.4%
New York	7.2%	New York	7.7%
Colorado	4.0%	Arizona	7.5%
Texas	3.9%	New Jersey	6.8%
Other	54.5%	Other	56.1%
Total	100.0%	Total	100.0%

See Note 4 to the Consolidated Financial Statements (unaudited) for a breakout of geographic concentration of credit risk within loans we include in the “Residential mortgage loans, at fair value” line item on our consolidated balance sheets.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios:

September 30, 2018
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.2%	131.7	12.9%
Alt-A/Subprime	15.0%	155.3	22.7%
Credit Risk Transfer	0.4%	27.8	1.3%
RPL/NPL Securities	65.7%	143.6	41.3%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	1.8%	26.6	15.3%
Freddie Mac K Series	0.4%	37.2	0.6%

December 31, 2017
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.5%	114.5	14.5%
Alt-A/Subprime	16.0%	143.6	28.4%
Credit Risk Transfer	0.3%	19.7	1.1%
RPL/NPL Securities	73.3%	108.9	40.7%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	4.2%	37.1	18.5%
Freddie Mac K Series	0.0%	31.2	0.8%

*Sources: Intex, Trepp

The following table presents certain information on our SFR portfolio as of September 30, 2018.

State	Number of Homes	Average Occupancy	Average Monthly Rent	% of Rental Income
South Carolina	436	88.1%	$1,069	37.8%
Alabama	296	91.2%	983	23.6%
Georgia	210	91.9%	909	15.4%
North Carolina	121	85.1%	954	9.4%
Ohio	70	92.9%	1,068	6.1%
Indiana	49	91.8%	1,057	4.2%
Tennessee	43	79.1%	1,016	3.5%
Total	1,225	89.3%	$1,007	100.0%

Financing activities

We use leverage to complete the purchase of real estate, real estate securities, and loans in our investment portfolio. In 2018 and 2017, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a “haircut.” The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the three and nine months ended September 30, 2018, but we continue to monitor the regulatory environment, which may influence the timing and amount of our financing activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 31 and 27 counterparties at September 30, 2018 and December 31, 2017, respectively.

A vast majority of our financing arrangements are repurchase agreements. Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of September 30, 2018 and December 31, 2017, we have met all margin call requirements.

For the nine months ended September 30, 2018, we noted changes in the spread of our financing arrangements. The Fed raised the federal funds interest rate by 25 bps in each of March, June and September of 2018. As a result, our cost of financing increased by 83bps from 1.98% at December 31, 2017 to 2.81% at September 30, 2018.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for the Company’s (i) financing arrangements on its investment portfolio, U.S Treasury securities, and FHLBC Advances, and (ii) financing arrangements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP. Refer to the “Hedging Activities” section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2018
Non-GAAP Basis	$3,015,530	$2,896,931	$3,015,530
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,913,381	$2,804,098	$2,913,381
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594
December 31, 2016
Non-GAAP Basis	$1,910,509	$1,972,785	$2,009,130
Less: Investments in Debt and Equity of Affiliates	9,999	10,525	11,019

GAAP Basis	$1,900,510	$1,962,260	$1,998,111
September 30, 2016
Non-GAAP Basis	$2,237,849	$2,242,396	$2,275,368
Less: Investments in Debt and Equity of Affiliates	11,485	12,147	12,843
GAAP Basis	$2,226,364	$2,230,249	$2,262,525
June 30, 2016
Non-GAAP Basis	$2,263,591	$2,305,133	$2,368,335
Less: Investments in Debt and Equity of Affiliates	13,595	14,628	15,535
GAAP Basis	$2,249,996	$2,290,505	$2,352,800
March 31, 2016
Non-GAAP Basis	$2,573,321	$2,559,322	$2,582,944
Less: Investments in Debt and Equity of Affiliates	16,405	17,169	17,983
GAAP Basis	$2,556,916	$2,542,153	$2,564,961
December 31, 2015
Non-GAAP Basis	$2,450,495	$2,611,418	$2,737,441
Less: Investments in Debt and Equity of Affiliates	18,638	19,119	19,644
GAAP Basis	$2,431,857	$2,592,299	$2,717,797
September 30, 2015
Non-GAAP Basis	$2,585,828	$2,509,992	$2,585,828
Less: Investments in Debt and Equity of Affiliates	20,212	20,567	20,877
GAAP Basis	$2,565,616	$2,489,425	$2,564,951

The balance on our financing arrangements can reasonably be expected to (i) increase as the size of our investment portfolio increases primarily through equity capital raises and as we increase our investment allocation to Agency RMBS and (ii) decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments. Credit investments and investments in SFR, due to their risk profile, have lower leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much financing to us and lowers the balance of our total financing.

Financing arrangements on our investment portfolio

As of September 30, 2018 and December 31, 2017, we have entered into financing arrangements on our investment portfolio with 41 and 39 counterparties, respectively, under which we had outstanding debt with 31 and 27 counterparties, respectively, inclusive of repurchase agreements in affiliated entities. See Note 8 to the “Notes to Consolidated Financial Statements (unaudited)” for a description of our material financing arrangements.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of certain financial information related to financing arrangements secured by our Investment Portfolio as of September 30, 2018 (in thousands):

	Agency		Credit		SFR
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$126,397	2.36%	$—	—	$—	—
30 days or less	1,758,867	2.27%	594,502	3.28%	—	—%
31-60 days	2,762	2.81%	133,427	3.64%	—	—%
61-90 days	—	—%	47,725	3.52%	—	—%
91-180 days	—	—%	44,429	4.65%	—	—%
Greater than 180 days	—	—%	205,434	4.25%	101,987	4.80%
Total: Non-GAAP Basis	$1,888,026	2.28%	$1,025,517	3.59%	101,987	4.80%
Investments in Debt and Equity of Affiliates	$—	—	$102,149	4.70%	—	—%
Total: GAAP Basis	$1,888,026	2.28%	$923,368	3.47%	101,987	4.80%

(1)
As of September 30, 2018, our weighted average days to maturity is 122 days and our weighted average original days to maturity is 162 days on a Non-GAAP Basis. As of September 30, 2018, our weighted average days to maturity is 117 days and our weighted average original days to maturity is 153 days on a GAAP Basis.

The following table presents a summary of certain financial information related to financing arrangements secured by our Investment Portfolio as of December 31, 2017 (in thousands):

	Agency		Credit
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$128,779	1.80%	$—	—
30 days or less	1,398,411	1.57%	707,993	2.68%
31-60 days	477,943	1.49%	133,820	2.75%
61-90 days	—	—	32,445	3.04%
91-180 days	—	—	1,189	3.22%
Greater than 180 days	—	—	131,011	3.24%
Total: Non-GAAP Basis	$2,005,133	1.56%	$1,006,458	2.77%
Investments in Debt and Equity of Affiliates	$—	—	$7,184	3.80%
Total: GAAP Basis	$2,005,133	1.56%	$999,274	2.77%

(1)
As of December 31, 2017, our weighted average days to maturity is 43 days and our weighted average original days to maturity is 118 days on a Non-GAAP Basis. As of December 31, 2017, our weighted average days to maturity is 42 days and our weighted average original days to maturity is 117 days on a GAAP Basis.

Repurchase agreements

The following table presents, as of September 30, 2018, certain financial information related to our repurchase agreements secured by our real estate securities (in thousands). It also reconciles these items to GAAP:

Financing Arrangements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$126,397	2.36%	2.36%	1	3.0%
30 days or less	2,353,370	2.53%	2.53%	12	8.2%
31-60 days	136,189	3.62%	3.62%	48	20.3%
61-90 days	47,725	3.52%	3.52%	74	22.1%
91-180 days	4,346	3.62%	3.62%	121	22.5%
Greater than 180 days	78,301	3.96%	3.99%	307	18.3%
Total: Non-GAAP Basis	$2,746,328	2.63%	2.63%	23	9.1%
Investments in Debt and Equity of Affiliates	$58,568	4.62%	4.66%	175	25.4%
Total: GAAP Basis	$2,687,760	2.59%	2.59%	20	8.8%

The following table presents, as of December 31, 2017, certain financial information related to our repurchase agreements secured by our real estate securities (in thousands). It also reconciles these items to GAAP:

Financing Arrangements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$128,779	1.80%	1.80%	2	3.2%
30 days or less	2,106,404	1.94%	1.94%	10	9.6%
31-60 days	611,763	1.76%	1.76%	43	7.6%
61-90 days	32,445	3.04%	3.04%	76	25.9%
91-180 days	1,189	3.22%	3.22%	151	22.8%
Greater than 180 days	93,060	3.00%	3.00%	644	20.4%
Total: Non-GAAP Basis	$2,973,640	1.94%	1.94%	37	9.4%
Investments in Debt and Equity of Affiliates	$1,359	3.31%	3.31%	24	6.0%
Total: GAAP Basis	$2,972,281	1.94%	1.94%	37	9.4%

The increase in the balance of our repurchase agreements held in our investments in affiliates from December 31, 2017 to September 30, 2018 is due to financing added on newly purchased Re/Non-Performing Loans we have structured as securities.

Financing facilities

The following table presents information regarding the Company's term loan and revolving facilities as of September 30, 2018 and December 31, 2017 (in thousands). It also reconciles these items to GAAP.

		September 30, 2018			December 31, 2017
Facility	Maturity Date	Rate	Funding Cost	Balance	Rate	Funding Cost	Balance
Term loan facility, net (1)	October 10, 2023	4.63%	4.80%	$101,987	—%	—%	$—

Revolving facility A	July 1, 2019	4.37%	4.37%	$21,796	3.70%	3.70%	$21,796
Revolving facility B	July 15, 2020	4.25%	4.28%	64,827	4.07%	4.07%	10,330
Revolving facility C	August 10, 2023	4.27%	4.48%	37,011	—%	—%	—
Revolving facility D	February 19, 2019	4.76%	4.76%	40,083	—%	—%	—
Revolving facility E	August 25, 2019	4.59%	4.59%	3,499	3.91%	3.91%	5,825
Total revolving facilities				$167,216			$32,126

Total: Non-GAAP Basis				$269,203			$32,126
Investments in Debt and Equity of Affiliates				$43,582			$5,825
Total: GAAP Basis				$225,621			$26,301

(1)	The total borrowings under the term loan is $103 million, which is shown net of deferred financing costs of $1.0 million.

The increase in the term loan facility balance from December 31, 2017 to September 30, 2018 is due to the financing incurred to acquire our SFR portfolio in September 2018. The increase in our Revolving facility B balance from December 31, 2017 to September 30, 2018 is due primarily to the financing incurred to purchase certain Re/Non-Performing Loans during the year. The increase in our Revolving facility C balance from December 31, 2017 to September 30, 2018 is due primarily to the financing incurred to purchase certain commercial loans during the quarter. The increase in our Revolving facility D balance from December 31, 2017 to September 30, 2018 is due primarily to the financing incurred by Mortgage Acquisition Trust I LLC (“MATT”) since December 31, 2017 in order to acquire new origination loans.

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

The following table details certain information on the Consolidated VIE as of September 30, 2018 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$11,403	$11,481	3.85%	4.46%	2.46
Retained tranche	8,486	6,548	4.92%	18.65%	8.52
Total resecuritized asset	$19,889	$18,029	4.31%	9.61%	5.04

(1)
Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of September 30, 2018, the fair market value of the consolidated tranche is included on our consolidated balance sheets as “Non-Agency RMBS.” As of September 30, 2018, we have recorded secured financing of $11.5 million on our consolidated balance sheets in the “Securitized debt, at fair value” line item.

The following table details certain information on the Consolidated VIE as of December 31, 2017 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$16,355	$16,478	3.11%	3.92%	2.95
Retained tranche	8,618	6,100	4.28%	15.48%	9.04
Total resecuritized asset	$24,973	$22,578	3.51%	7.04%	5.05

(1)
Actual maturities of investments and loans are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2017, the fair market value of the consolidated tranche is included on our consolidated balance sheets as “Non-Agency RMBS.” As of December 31, 2017, we have recorded secured financing of $16.5 million on our consolidated balance sheets in the “Securitized debt, at fair value” line item.

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

Leverage

We define non-GAAP “at-risk” leverage as the sum of: (i) our GAAP financing arrangements, (ii) financing arrangements held through affiliated entities but exclusive of any financing utilized through AG Arc (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, (v) the Participation Interest and (vi) our net TBA position (at cost). Our calculations of each type of leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP “at-risk” leverage ratio back to GAAP (in thousands).

September 30, 2018	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$2,872,793	$711,872	4.0x
Financing arrangements through affiliated entities	113,692
Net TBA receivable/(payable) adjustment	75,223
Non-GAAP “At Risk” Leverage	$3,061,708	$711,872	4.3x

December 31, 2017	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,023,293	$714,259	4.2x
Financing arrangements through affiliated entities	7,184
Net TBA receivable/(payable) adjustment	102,484
Non-GAAP “At Risk” Leverage	$3,132,961	$714,259	4.4x

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize hedging instruments, including interest rate swaps, swaption agreements, futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Refer to the tables below for a summary of our hedging instruments.

Our centrally cleared trades require that we post an “initial margin” to our counterparties of an amount determined by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash “variation margin” with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CME. Beginning in the first quarter of 2017, as a result of an amendment to the CME's rule book, which governs their central clearing activities, the daily exchange of variation margin associated with a CME instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 9 in the Notes to Consolidated Financial Statements for more information.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at September 30, 2018 and December 31, 2017 (in thousands).

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Derivative assets, at fair value	$3,583	$1,428
Interest rate swaps (1)	Non-Hedge	Derivative liabilities, at fair value	(511)	(450)
Swaptions	Non-Hedge	Derivative assets, at fair value	523	362
Short positions on U.S. Treasury Futures (2)	Non-Hedge	Derivative assets, at fair value	—	110
Short positions on U.S. Treasuries	Non-Hedge	Obligation to return securities borrowed under reverse repurchase agreements, at fair value (3)	(5,730)	(24,379)

(1)
As of September 30, 2018, the Company applied a reduction in fair value of $61.1 million and $0.4 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2)
As of September 30, 2018, the Company applied a reduction in fair value of $0.6 million to its U.S. Treasury Futures assets related to variation margin. As of December 31, 2017, the Company did not apply a fair value reduction to its U.S. Treasury Futures assets and liabilities.

(3)
The Company’s obligation to return securities borrowed under reverse repurchase agreements relates to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the “Unrealized gain/(loss) on derivatives and other instruments, net” line item on the Company’s consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments (in thousands):

Non-hedge derivatives and other instruments held long/(short):	September 30, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$2,143,000	$2,227,000
Net notional amount of Swaptions	250,000	270,000
Notional amount of short positions on U.S. Treasury Futures (1)	(50,000)	(52,500)
Notional amount of short positions on U.S. Treasuries	(5,750)	(24,668)

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

		Three Months Ended		Nine Months Ended
Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$5,921	$2,955	$47,783	$6,214
Interest rate swaps, at fair value	Net realized gain/(loss)	7,925	(1,813)	13,787	(9,896)
Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	—	75	—	75
Eurodollar Futures	Net realized gain/(loss)	—	323	—	323
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(449)	—	(481)	—
Swaptions, at fair value	Net realized gain/(loss)	—	—	51	—
U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	573	(722)	464	658
U.S. Treasury Futures	Net realized gain/(loss)	(5)	(224)	735	(4,055)
U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	28	—	(66)	(1,725)
U.S. Treasuries	Net realized gain	—	—	131	1,731

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	September 30, 2018	December 31, 2017
Interest rate swaps	5.41	4.56
Swaptions	0.29	0.59
Short positions on U.S. Treasury Futures	0.22	0.22
Short positions on U.S. Treasuries	2.88	6.86

Interest rate swaps

To help mitigate exposure to increases in interest rates, we use currently-paying and may use forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement helps hedge our exposure to higher interest rates because the variable-rate payments received on the swap agreements help to offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

As of September 30, 2018, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of September 30, 2018 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$50,000	1.29%	2.34%	1.08
2020	250,000	1.63%	2.34%	1.52
2021	27,000	2.86%	2.31%	2.89
2022	653,000	1.90%	2.34%	3.84
2023	219,000	2.97%	2.35%	4.75
2024	230,000	2.06%	2.34%	5.75
2025	125,000	2.87%	2.36%	6.63
2026	75,000	2.12%	2.32%	8.14
2027	264,000	2.35%	2.34%	8.94
2028	250,000	2.97%	2.34%	9.66
Total/Wtd Avg	$2,143,000	2.24%	2.34%	5.41

As of December 31, 2017, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2017 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2019	$170,000	1.36%	1.43%	1.88
2020	835,000	1.77%	1.52%	2.54
2022	653,000	1.90%	1.51%	4.59
2024	230,000	2.06%	1.47%	6.50
2026	75,000	2.12%	1.44%	8.89
2027	264,000	2.35%	1.50%	9.69
Total/Wtd Avg	$2,227,000	1.89%	1.50%	4.56

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock if and to the extent authorized by our board of directors. Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our financing arrangements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes we may fund our quarterly distributions out of such net proceeds.

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of September 30, 2018 the Company had estimated undistributed taxable income of approximately $1.58 per share.

The following table details our common stock dividends during the nine months ended September 30, 2018 and September 30, 2017:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	0.475
6/18/2018	6/29/2018	7/31/2018	0.500
9/14/2018	9/28/2018	10/31/2018	0.500

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

The following tables detail our preferred stock dividends during the nine months ended September 30, 2018 and September 30, 2017:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of September 30, 2018 consisted of borrowings under financing arrangements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At September 30, 2018, we had $121.1 million available to support our liquidity needs, comprised of $30.3 million of cash and $90.8 million of Agency fixed rate securities and CMOs that have not been pledged as collateral under any of our financing agreements. Refer to the “Contractual obligations” section of this Item 2 for additional obligations that could impact our liquidity.

Leverage

The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our financing agreements. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and the cost of any hedging activities. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

As of September 30, 2018, we had financing arrangements with 41 counterparties, allowing us to utilize leverage in our operations. As of September 30, 2018, we had debt outstanding of $3.0 billion from 31 counterparties, inclusive of financing arrangements through affiliated entities. The borrowings under financing arrangements have maturities between October 1, 2018 and October 10, 2023. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

Under our financing arrangements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Certain securities that are pledged as collateral under our financing arrangements are in unrealized loss positions.

The following table presents contractual maturity information for our financing arrangements at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Overnight	$126,397	$128,779
30 days or less	2,353,370	2,106,404
31-60 days	136,189	611,763
61-90 days	47,725	32,445
91-180 days	44,428	1,189
Greater than 180 days	307,421	131,011
Total: Non-GAAP Basis	$3,015,530	$3,011,591
Less: Investments in Debt and Equity of Affiliates	$102,149	$7,184
Total: GAAP Basis	$2,913,381	$3,004,407

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

The following table presents information at September 30, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk with a reconciliation back to GAAP (in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$56,721	131	8%
Non-GAAP Adjustments	(44,021)	(109)	(6)%
Credit Suisse Securities, LLC - GAAP	$12,700	22	2%

The following table presents information at December 31, 2017 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk (in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
RBC (Barbados) Trading Bank Corporation	$45,239	26	6%
Barclays Capital Inc	39,358	13	6%

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a “margin call,” which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our “liquidity.” The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls. Refer to the “Liquidity risk – derivatives” section of Item 3 below for a further discussion on margin.

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

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the “Sales Agents”), which we refer to as the “Equity Distribution Agreements,” pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the “2018 Registration Statement”). As of September 30, 2018, we have sold 972,738 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $18.1 million.

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

For purposes of calculating the management fee, “Stockholders’ Equity” means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and nine months ended September 30, 2018, we incurred management fees of approximately $2.4 million and $7.2 million, respectively. For the three and nine months ended September 30, 2017, we incurred management fees of approximately $2.5 million and $7.4 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any contractual dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our board of directors and discussions with our Manager. Of the $3.5 million and $10.2 million of Other operating expenses for the three and nine months ended September 30, 2018, respectively, we have accrued $2.0 million and $5.5 million, respectively, representing a reimbursement of expenses. Of the $2.6 million and $8.2 million of Other operating expenses for the three and nine months ended September 30, 2017, respectively, we have accrued $1.4 million and $4.7 million, respectively, representing a reimbursement of expenses.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of September 30, 2018, 48,461 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2018, we have granted an aggregate of 68,789 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of September 30, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 79,993 restricted stock units granted to our Manager have vested. The 40,007 restricted stock units that have not vested as of September 30, 2018 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019 and July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments - commercial loans

On February 28, 2017, we, alongside a private fund under the management of Angelo Gordon, purchased a mezzanine loan and agreed to fund a commitment of $21.9 million. Our share of the commitment is $14.6 million of which we had funded $10.4 million as of September 30, 2018. As of September 30, 2018, our remaining commitment was $4.2 million.

On June 8, 2018, we, alongside private funds under the management of Angelo Gordon and other third parties, entered into a commitment to close on a commercial loan, subject to the satisfaction of certain conditions. Our share of the commitment is $20.0 million. As of September 30, 2018, the conditions had not been met, the loan had not closed and we had not funded any of this commitment.

On July 26, 2018, we purchased a commercial loan and agreed to fund a commitment of $75.0 million. We had funded $15.4 million as of September 30, 2018. As of September 30, 2018, our remaining commitment was $59.6 million.

On September 21, 2018, we purchased a commercial loan and agreed to fund a commitment of $36.0 million. We had funded $36.0 as of September 30, 2018. As of September 30, 2018, there was no remaining commitment.

Unfunded commitments - Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QMs, which are residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which we agreed to provide $33.4 million for use in this mortgage investment business (net of any return of capital to us). As of September 30, 2018, we had funded $14.5 million of our total capital commitment and our outstanding commitment was $18.9 million (net of any return of capital to us).

Unfunded commitments - variable funding note

On March 29, 2018, the Company, alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture. Our share of the total commitment to the variable funding note is $7.1 million, of which we have funded $5.1 million as of September 30, 2018. As of September 30, 2018, our remaining commitment was $2.0 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at September 30, 2018 in the “Liquidity and capital resources” section for this Item 2. As of September 30, 2018 and December 31, 2017, we are obligated to pay accrued interest on our financing arrangements in the amount of $5.4 million and $5.1 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements resulted primarily from the increase in one month LIBOR from 1.564 at December 31, 2017 to 2.261 at September 30, 2018. As most of our financing arrangements have maturities of one month or less, the change in one-month LIBOR contributed to the increase in our accrued interest.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of September 30, 2018, we had a net long TBA position with a net payable amount of $75.5 million and fair market value of $75.7 million. We recorded $0.8 million and $0.5 million, in the “Derivative assets, at fair value” and “Derivative liabilities, at fair value” line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of September 30, 2018, our real estate securities and loans, excess MSRs and interest in AG Arc had a fair market value of $187.9 million, net of any non-recourse securitized debt. As of September 30, 2018, these investments, inclusive of associated financing arrangements and interest receivable/payable had a fair market value of $79.7 million which is included in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets.

We have committed to fund a $14.6 million mezzanine loan. As of September 30, 2018 we have funded $10.4 million, and our remaining commitment was $4.2 million.

We have committed to invest up to $33.4 million in MATT through our ownership of MATH. As of September 30, 2018, we had funded $14.5 million of our total capital commitment and our outstanding commitment was $18.9 million (net of any return of capital to us).

We have committed to invest up to $7.1 million in the variable funding note. As of September 30, 2018, we had funded $5.1 million of our total commitment and our outstanding commitment was $2.0 million.

We have entered into a commitment to close on a $20.0 million commercial loan, subject to the satisfaction of certain conditions. As of September 30, 2018, the conditions had not been met, the loan had not closed and we had not funded any of this commitment.

We have committed to invest up to $75.0 million in a commercial loan. As of September 30, 2018, we have funded $15.4 million of our total capital commitment and our outstanding commitment was $59.6 million.

We have committed to invest up to $36.0 million in a commercial loan. As of September 30, 2018, we have funded $36.0 million of our total capital commitment and have no outstanding commitment.

Management views our TBA position and our investments in debt and equity of affiliates as part of our investment portfolio. Exclusive of our TBAs and our investments in debt and equity of affiliates described above, we do not expect these off-balance sheet arrangements, taken as a whole, to be significant to, or have a material impact on, our overall liquidity or capital resources or our operations, given our ability to finance such arrangements.

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

Grants of restricted common stock

As of September 30, 2018, we have granted an aggregate of 68,789 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 shares of restricted stock units to our Manager under our equity incentive plans. As of September 30, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 79,993 restricted stock units granted to our Manager have vested.

Red Creek

In connection with our investments in residential loans and Securitized Whole Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC (“Asset Manager”), an affiliate of the Manager and a direct subsidiary of Angelo Gordon, as the asset manager for certain of our residential loans and Securitized Whole Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the three and nine months ended September 30, 2018, the fees paid by us to the Asset Manager totaled $123,050 and $244,481, respectively. For the three and nine months ended September 30, 2017, the fees paid by us to the Asset Manager totaled $41,732 and $137,022, respectively.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets and had a fair value of $23.1 million and $17.9 million on September 30, 2018 and December 31, 2017, respectively

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of September 30, 2018, these Excess MSRs had fair value of approximately $29.3 million.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay an administrative fee to Arc Home. For the three and nine months ended September 30, 2018 the administrative fees paid by us to Arc Home totaled $87,264 and $164,946, respectively. For the three and nine months ended September 30, 2017 the administrative fees paid by us to Arc Home totaled $2,921 and $6,364, respectively.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. Our share of MATH’s total capital commitment to MATT is $33.4 million, of which we had funded $14.5 million as of September 30, 2018. As of September 30, 2018, our remaining commitment was $18.9 million (net of any return of capital to us).

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under our management agreement. For further detail on the Management Agreement, see the “Contractual obligations–Management agreement” section of this Item 2.

Other transactions with affiliates

Our board of directors has adopted a policy regarding the approval of any “affiliated transaction,” which is any transaction or series of transactions in which Angelo Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo Gordon’s management, on the other hand (an “Affiliated Transaction”). In order for the Company to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by the Chief Risk Officer of the Company and the Chief Compliance Officer of Angelo Gordon. The price at which the security or investment is traded is the market price or market bid for such security or investment. Independent third-party valuations are used when market prices or bids are not available or prove to be impracticable to acquire. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 7 to the “Notes to Consolidated Financial Statements (unaudited).” For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the “Notes to Consolidated Financial Statements (unaudited).”

Accounting for single-family rental properties

Purchases of single-family rental properties are treated as asset acquisitions under ASU 2017-01, “Clarifying the Definition of a Business” and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820 and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price, we utilize our own market knowledge and published market data and generally engage a third-party valuation specialist to assist us in the determination of fair value for purposes of allocating price of properties acquired as part of portfolio level transactions. For purposes of this allocation, the purchase price is inclusive of acquisition costs, which include legal costs, as well as other closing costs.

We incur costs to acquire, stabilize and prepare our single-family rental properties to be rented. These costs include renovation and other costs associated with these activities. We capitalize these costs as a component of our investment in each single-family rental property, using specific identification and relative allocation methodologies. The capitalization period associated with our stabilization activities begins at such time that activities commence and concludes at the time that a single-family rental property is available to be leased. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs are expensed to operations as incurred. We capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions.

The Company records single-family rental properties at purchase price less accumulated depreciation. Costs capitalized in connection with property acquisitions and improvements are depreciated over their estimated useful lives on a straight line basis. For costs capitalized in connection with property acquisitions and improvements, the weighted average useful lives range from 5 years to 30 years. In-place lease intangibles are recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the remaining life of the leases and are recorded in “Single-family rental properties, net” on the Company's consolidated balance sheets. The weighted average remaining life of the leases is 7.4 months.

We assess impairment in our single-family rental properties at least on a quarterly basis, or whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such trigger events occur, we determine whether there has been impairment by comparing the asset’s carrying value with its estimated fair value. Should impairment exist, the asset is written down to its estimated fair value. This analysis is performed at the property level using estimated cash flows, which are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property, expected ownership periods and value of the property. If the carrying amount of a property exceeds the sum of its undiscounted future operating and disposition cash flows, an impairment loss is recorded for excess of the carrying amount over the estimated fair value.

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in rental income. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental income recognized during the period. Straight-line rental income commences when the customer takes control of the leased premises.

Deal related performance fees

The Company accrues deal related performance fees, payable to Arc Home and third party operators, on certain of its CMBS, Excess MSRs and its single-family rental properties. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are calculated and earned.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing agreements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using hedging instruments to adjust interest rate sensitivity of our target assets and borrowings.

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our financing arrangements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising interest rates as we renew, or “roll”, maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

In an attempt to offset the increase in funding costs related to rising interest rates, our Manager enters into hedging transactions structured to provide us with positive cash flow in the event interest rates rise. Our Manager accomplishes this through the use of interest rate derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

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

The following chart details information about our duration gap as of September 30, 2018:

Duration (1)(2)	Years
Agency RMBS	3.11
Hedges	(3.03)
Agency RMBS Gap Subtotal	0.08

Credit Investments	1.04
Duration Gap	1.12
(1) Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items
(2) The calculation of duration does not include our SFR portfolio.

The following table quantifies the estimated changes in net interest income, GAAP equity, and the market value of our assets should interest rates go up or down by 25, 50 and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in income and equity are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of September 30, 2018. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2018, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Market Value as a Percentage of GAAP Equity	Change in Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(4.6)%	(0.8)%	(3.2)%
50	(2.9)%	(0.5)%	(2.1)%
25	(1.4)%	(0.3)%	(1.1)%
(25)	1.3%	0.2%	1.0%
(50)	2.1%	0.4%	2.0%
(75)	2.4%	0.4%	2.9%

(1) Includes investments held through affiliated entities that are reported as “Investments in debt and equity of affiliates” on our consolidated balance sheet, but excludes AG Arc.
(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3) Interest income includes trades settled as of September 30, 2018.

The information set forth in the interest rate sensitivity table above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term borrowing primarily in the form of financing arrangements.

Liquidity risk – financing arrangements

We pledge real estate securities or mortgage loans and cash as collateral to secure our repurchase transactions. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our repurchase transactions at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007 and 2009, our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums on our assets, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield or interest income earned on such assets. Generally, if prepayments on our Non-

Agency RMBS or mortgage loans are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts, and impairments could result.

As further discussed in Note 2 of the “Notes to Consolidated Financial Statements (unaudited),” differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a “catch up” adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS, Excess MSR and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by high rates of unemployment, high interest rates, lack of available financing, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses.

Seasonality

Our SFR portfolio and related operating results may be impacted by seasonal factors throughout the year. In particular, we may experience higher levels of resident move-outs during the summer months, which may impact both our rental revenues and related turnover costs. Further, our property operating costs can be be seasonally impacted in certain markets by increases in expenses such as HVAC repairs, costs to re-resident, and landscaping expenses during the summer season.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, which excludes the impact of the acquisition of the SFR portfolio described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as set forth below.

On September 10, 2018, we completed the acquisition of a portfolio of Single-Family Rental Properties ("SFR"). We currently exclude, and are in the process of working to incorporate, the SFR portfolio in our evaluation of internal controls over financial reporting and the related evaluation of the effectiveness of our disclosure controls and procedures, pursuant to SEC guidance that a recently acquired business may be omitted from the scope of such assessment for up to one year from the date of acquisition. For the three and nine months ended September 30, 2018, SFR revenues represented approximately 4.0% and 2.7% of Net Income/(Loss) Available to Common Stockholders, respectively. At September 30, 2018, SFR represented 3.6% of our total assets.

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

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Our investment strategy involves purchasing, renovating, maintaining and managing a portfolio of residential properties and leasing them to suitable tenants. Large, well-capitalized investors have only recently entered this business and, as a result, there are not peer companies with an established long-term track record to assist us in predicting whether our investment strategy can be implemented and sustained successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems implementing our investment strategy, which may adversely affect our results of operations and ability to make distributions to our shareholders and cause our share price to decline significantly. We believe the acquisition, operation and management of multi-family residential real estate is the most comparable established model for our business, but in contrast to multi-family operations, the geographic dispersion of single-family properties (even within a local clustering) creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. In addition, since each home has unique features, appliances and building materials, renovations, maintenance, marketing and operational tasks will be far more varied and demanding than in a typical multi-family setting. We may be unable to operate a portfolio of single-family rental properties in a cost-effective and profitable manner and our business plan may not succeed.

We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of single-family properties, apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for tenants. Competing properties may be newer, better located and more attractive to tenants. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources than we do, which may result in competitive properties offered at lower rental rates than we might offer. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by the development of competing properties or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates.

Improving economic conditions, along with the availability of historically low residential mortgage interest rates and government sponsored programs to promote home ownership, have made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential tenants available to us. No assurance can be given that we will be able to attract and retain qualified tenants. Our operating results and ability to make distributions to the Company's shareholders would be adversely affected if we are not able to lease our properties on favorable terms or at all.

Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, financial condition, results of operations and, consequently, amounts available for distribution to shareholders.

Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability and/or other sanctions.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Nearly all of our properties require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover.

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our shareholders may be adversely affected.

We face significant competition for acquisitions of our single-family rental properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities in our target markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. We also compete with individual private home buyers and small scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our target markets. This activity may adversely impact our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

We may become a target of legal demands, litigation (including class actions) and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek.

Additionally, such organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

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

*10.17
Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company  and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

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

10.20
Purchase and Sale Agreement, dated August 31, 2018, by and among Conrex Residential Property Group 2012-2, LLC, Conrex Residential Property Group 2012-2 Operating Company, LLC, Conrex Residential Property Group 2012-2 (B2R-1) Operating Company, LLC, Conrex Residential Property Group 2012-2 (B2R-2) Operating Company, LLC, Ovation Properties, LLC, and SFR MT LLC.

10.21	Loan Agreement, dated as of September 10, 2018, by and between SFR MT LLC and Metropolitan Life Insurance Company.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 9, 2018	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 9, 2018	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)