Form 10-K
period 2018-12-31
AG Mortgage Investment Trust, Inc.
filed 2019-02-27
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
None
 _____________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2018 was $514,858,326.

As of February 15, 2019, there were 32,199,742 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

AG MORTGAGE INVESTMENT TRUST, INC.

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yield, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us, and our views on certain macroeconomic trends. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, changes in default rates, the availability and terms of financing, changes in the market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities, Excess MSRs and loans, our ability to integrate newly acquired rental assets into our investment portfolio, our ability to predict and control costs, conditions in the real estate market and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

Our company

AG Mortgage Investment Trust, Inc. ("we," "us," "the Company" or "our") was incorporated in Maryland on March 1, 2011 and commenced operations in July 2011 after the successful completion of our initial public offering. We are a hybrid mortgage REIT that opportunistically invests in a diversified risk-adjusted portfolio of Agency RMBS, Credit Investments and Single-Family Rental Properties. Our Credit Investments include our Residential Investments, Commercial Investments, and ABS Investments. We conduct our business through the following segments: (i) Securities and Loans and (ii) Single-Family Rental Properties.

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

We are externally managed and advised by AG REIT Management, LLC (our "Manager"), a subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"). Pursuant to the terms of our management agreement with AG REIT Management, LLC, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of Angelo Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Our investment portfolio

Our investment portfolio is comprised of (i) our Securities and Loans Segment, comprised of Agency RMBS, Residential Investments, Commercial Investments, and ABS, and (ii) our Single-family Rental Properties Segment, each of which is described in more detail below. See Note 15 to the Notes to Consolidated Financial Statements for additional financial information regarding our segments.

Securities and Loans Segment

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities, or RMBS. Certain of the assets in our RMBS portfolio have a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

•	Fixed rate securities (held as mortgage pass-through securities);

•	Sequential pay fixed rate collateralized mortgage obligations ("CMOs");

◦
CMOs are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles.

•
Inverse Interest Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities ("MBS") whose coupon has an inverse relationship to its benchmark rate, such as LIBOR);

•	Interest Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS "interest-only strips");

•	Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date ("TBAs"); and

•	Excess mortgage servicing rights ("Excess MSRs") whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

◦
Excess MSRs are interests in an MSR, representing a portion of the interest payment collected from a pool of mortgage loans, net of a basic servicing fee paid to the mortgage servicer. An MSR provides a mortgage servicer with the right to service a mortgage loan or a pool of mortgages in exchange for a portion of the interest payments made on the mortgage or the underlying mortgages. An MSR is made up of two components: a basic servicing fee and an Excess MSR. The basic servicing fee is the compensation received by the mortgage servicer for the performance of its servicing duties.

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, which we refer to as our Non-Agency RMBS. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities. Our Non-Agency RMBS include investment grade and non-investment grade fixed and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A/Subprime

◦	Alt-A (weighted average credit score between 700 and 620); and

◦	Subprime (weighted average credit score below 620)

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (defined below)

•	RPL/NPL Securities (described below)

•	Interest Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE;

◦
Excess MSRs are grouped within "Interest Only and Excess MSR" throughout Part II, Item 7 of this Annual Report on Form 10-K and are grouped within Excess mortgage servicing rights or Excess MSRs in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K;

•	Re/Non-Performing Loans (described below); and

•	New Origination Loans (described below).

Credit Risk Transfer securities ("CRTs") include:

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

RPL/NPL Securities include:

•
Mortgage-backed securities collateralized by re-performing mortgage loans ("RPL") and/or non-performing mortgage loans ("NPL"). The RPL/NPL Securities that we own represent the senior and mezzanine tranches of such securitizations. These RPL/NPL securitizations are structured with significant credit enhancement (typically, approximately 50% to the senior tranche and 40% to the mezzanine tranche), which mitigates our exposure to credit risk on these securities. "Credit enhancement" refers to the value of the subordinated tranches available to absorb all credit losses prior to those losses being allocated to more senior tranches. Subordinate tranches typically receive no cash flow (interest or principal) until the senior and mezzanine tranches have been paid off. In addition, the RPL/NPL Securities that we own contain an "interest rate step-up" feature, whereby the interest rate or "coupon" on the senior tranche increases by typically 300 basis points or typically 400 basis points in the case of mezzanine tranches (a "step up") if the security that we hold has not been redeemed or repurchased by the issuer within 36 months of issuance. We expect that the combination of the priority cash flow of the senior and mezzanine tranches and the 36-month step-up feature will result in these RPL/NPL Securities exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

Re/Non-Performing Loans include:

•
RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager that we hold alongside other private funds under the management of Angelo Gordon. The securitizations typically take the form of various classes of notes and a trust certificate. These investments are included in the "RMBS" and "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.

•
RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are secured by residential real propertey, including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

New Origination Loans include:

•
"Non-QMs," which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau (the "CFPB") that we hold alongside other private funds under the management of Angelo Gordon. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC (refer to Part II, Item 7 of this Annual Report on Form 10-K below for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include:

•	Commercial mortgage-backed securities ("CMBS");

•	Interest-Only securities (CMBS backed by interest-only strips);

•
Commercial real estate loans secured by commercial real property, including first mortgages, mezzanine loans, preferred equity, first or second lien loans, subordinate interests in first mortgages, bridge loans to be used in the acquisition, construction or redevelopment of a property and mezzanine financing secured by interests in commercial real estate; and

•	Freddie Mac K-Series (described below).

CMBS include:

•
Fixed and floating-rate CMBS, including investment grade and non-investment grade classes. CMBS are secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Freddie Mac K-Series ("K-Series") include:

•
CMBS, Interest-Only securities and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans. These K-Series feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds. Our K-Series portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 7 of this Annual Report on Form 10-K, we categorize our Freddie Mac K-Series interest-only bonds as part of our Interest-Only securities.

ABS

We also invest in asset backed securities, or ABS. Our ABS portfolio may include investment grade and non-investment grade debt and equity tranches of securitizations collateralized by various asset classes, including, but not limited to, small balance commercial mortgages, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans.

Single-Family Rental Properties Segment

Our investment portfolio also includes a stabilized portfolio of single-family rental properties (our "SFR portfolio" or "SFR"). We acquired our SFR Portfolio in September 2018 from funds affiliated with Connorex-Lucinda LLC ("Conrex"). The portfolio includes 1,225 properties located predominately in the Southeast United States. At closing, we entered into a property management services agreement with Conrex whereby Conrex will continue to provide property management services with respect to the properties.

Investment classification

Throughout this report, (1) we use the terms "credit portfolio" and "credit investments" to refer to our Residential Investments, Commercial Investments, and ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager), new origination loans and commercial real estate loans, collectively, as our "loans"; (3) we use the term "credit securities" to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term "real estate securities" or "securities" to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our "investment portfolio" refers to our combined Agency RMBS portfolio, credit portfolio, and SFR portfolio and encompasses all of the investments described above.

We also use the term "GAAP investment portfolio" which consists of (i) our Agency RMBS, exclusive of (x) TBAs and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP Agency RMBS portfolio"), (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP credit portfolio"), and (iii) our SFR portfolio. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our investments held within affiliated entities.

Our Securities and Loans Segment refers to our Agency RMBS portfolio and our credit portfolio. Our "GAAP Securities and Loans Segment" refers to our Securities and Loans Segment, exclusive of (i) all investments held within affiliated entities, (ii) TBAs, and (iii) any investments classified as "Other assets" on our consolidated balance sheets. Our Single-Family Rental Properties Segment refers to our single-family rental properties.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

We, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of our indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). Arc Home, through its wholly-owned subsidiary, originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers. We consider Arc Home as part of our Securities and Loans Segment.

Our strategies

Our investment strategy

We invest in a diversified pool of residential and commercial mortgage assets, financial assets, and real estate to generate attractive risk-adjusted returns for our investors over the long-term through a combination of dividends and capital appreciation. We rely on the experience of our Manager’s personnel to direct the Company’s investments. Our Manager’s investment philosophy is based on a rigorous and disciplined approach to credit analysis and is focused on fundamental in-depth research, taking a conservative valuation approach. Our Manager makes investment decisions based on a variety of factors, including expected risk-adjusted returns, yield, relative value, credit fundamentals, vintage of collateral, prepayment speeds, supply and demand trends, general economic and market sector trends, the shape of the yield curve, liquidity, availability of adequate financing, borrowing costs, macroeconomic conditions, and maintaining our REIT qualification and our exemption from registration under the Investment Company Act. We continue to optimize our capital allocation across our target assets, using leverage to increase potential returns for our stockholders.

Our financing and hedging strategy

We generate income principally from the yields earned on our investment portfolio and, to the extent that leverage is deployed, on the difference between (i) the yields earned on our investments and (ii) the sum of our borrowing and hedging costs. We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets.

As of December 31, 2018, our GAAP and our non-GAAP "at-risk" debt-to-equity leverage ratios were 4.3 to 1 and 4.6 to 1, respectively. As of December 31, 2017, our GAAP and our non-GAAP "at-risk" debt-to-equity leverage ratios were 4.2 to 1 and 4.4 to 1, respectively. To calculate our leverage ratios, we divide our GAAP leverage and our non-GAAP "at-risk" leverage by our GAAP stockholders’ equity. We define non-GAAP "at-risk" leverage as the sum of: (i) our GAAP financing arrangements, (ii) financing arrangements held through affiliated entities but exclusive of any financing utilized through AG Arc, (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE (refer to Part II, Item 7 of this Annual Report on Form 10-K for a definition of "Consolidated VIE"), (v) the Participation Interest (refer to Part II, Item 7 of this Annual Report on Form 10-K for a definition of "Participation Interest"), and (vi) our net TBA position (at cost). Our calculations of each type of leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. For a tabular representation of our leverage, refer to the "Financing activities" section of Part II, Item 7 of this Annual Report on Form 10-K.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments. We currently finance the acquisition of certain assets within our portfolio with repurchase agreements and financing facilities. Prior to March 31, 2016, we also financed our Agency RMBS portfolio with advances from the Federal Home Loan Bank of Cincinnati (the "FHLBC"). As of December 31, 2018, we, either directly or through our equity method investments in affiliates, had master repurchase agreements, ("MRAs") or loan agreements with 44 counterparties, under which we had borrowed an aggregate $2.8 billion on a GAAP basis and $3.0 billion on a non-GAAP basis from 31 counterparties. As of December 31, 2018, the borrowings under our repurchase agreements had maturities between January 2, 2019 and October 10, 2023.

We also effectively finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. The TBA contract purchased for the forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The difference (or discount) is referred to as the "price drop" and is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost), which is commonly referred to as "dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value (fair value less the purchase price to be paid or received under the TBA contract). Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance sheet and off-balance sheet financing. Refer to Part II, Item 7 of this Annual Report on Form 10-K for a summary of our off balance sheet financings.

In July 2015, our captive insurance subsidiary, MITT Insurance Company LLC ("MITT Insurance"), was granted membership in the FHLBC and commenced obtaining advances from the FHLBC. However, in January 2016, the Federal Housing Finance Agency, the FHFA, issued RIN 2590-AA39, Members of Federal Home Loan Banks (the "Final Rule"), which expressly excluded captive insurance companies, such as MITT Insurance ("Excluded Captives"), from being eligible for membership in the FHLBC and prevented Excluded Captives from taking new advances or renewing existing advances following the effective date of the Final Rule. As of December 31, 2018, we had no outstanding advances with the FHLBC.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative instruments, including interest rate swaps, Eurodollar futures and U.S. Treasury futures (collectively, "Futures"), and other financial instruments such as short positions in U.S. Treasury securities (collectively, our "Hedges") in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. As of December 31, 2018, we had entered into $2.0 billion notional amount of interest rate swaps that have variable maturities between January 31, 2020 and September 20, 2028, $260.0 million notional amount of swaption agreements that have variable maturities between March 20, 2019 and November 15, 2019, $11.3 million notional amount of short positions in U.S. Treasury securities that have a maturity of November 15, 2021, $30.0 million notional amount of long positions in U.S. Treasury Futures that have a maturity of March 20, 2019, and $500.0 million notional amount of short positions in Eurodollar Futures that have a maturity of December 14, 2020.

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

•
Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage and real estate markets. Our management team evaluates investment opportunities in residential and commercial mortgage loans and securities and real estate. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage and real estate markets, we believe our investment portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified investment portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns that are more resistant to changes in the interest rate and in the consumer credit environment.

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

Investment policies

We comply with investment policies and procedures and investment guidelines (our "Investment Policies") that are approved by our Board of Directors and implemented by our Manager. Our Manager reports on our investment portfolio at each regularly scheduled meeting of our Board of Directors. Our independent directors do not review or approve individual investment, leverage or hedging decisions made by our Manager made in accordance with our Investment Policies.

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

Our target assets

Our target asset classes and the principal investments in which we invest include a diversified portfolio of residential and commercial mortgage assets, financial assets and real estate. Our Board of Directors has adopted a set of investment guidelines that outline our target assets and other criteria which are used by our Manager to evaluate specific investment opportunities as well as our overall portfolio composition. Our Manager makes day-to-day determinations as to the timing and percentage of our assets that will be invested in each of the approved asset classes. These decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any one of our approved asset classes at any given time. We may change our strategy and policies without a vote of our stockholders. We believe that the diversification of our portfolio of assets and the flexibility of our strategy combined with our Manager’s and its affiliates’ experience will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.

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

To qualify as a REIT, we generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. For the year ended December 31, 2018, we elected to satisfy the REIT distribution requirements in part with a dividend paid in 2019. In conjunction with this, we accrued an excise tax of $1.7 million in 2018, which is included in the "Other liabilities" line item on the consolidated balance sheets in Part II, Item 8 of this Annual Report on Form 10-K.

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

Investment Company Act exemption

We conduct our operations so that we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, (the "40% test"). "Investment securities" do not include, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

The operations of many of our wholly-owned or majority-owned subsidiaries’ are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute "investment securities" for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to ensure compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

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

Restrictions on ownership and transfer of shares

Our charter, subject to certain exceptions, prohibits any person from directly or indirectly owning (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock, or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock. We refer to those limitations in this report collectively as the "share ownership limits." Our charter also prohibits any person from directly or indirectly owning shares of any class of our stock if such ownership would result in our being "closely held" under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.

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

Staffing

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo Gordon or its affiliates. We have no employees. Angelo Gordon has over 490 employees.

Available information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com. We make available free of charge, through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the

SEC’s website at www.sec.gov and can also be found on our website at www.agmit.com. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

Our investment portfolio contains a significant allocation to RMBS, as well as other assets such as ABS, CMBS and mortgage loans. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." In a normal yield curve environment, an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets.

Because our investments will generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net interest margin, net income, and book value. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income.

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the financing arrangements we enter into to finance the purchase of our investments.

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

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risk factors not originally contemplated.

We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in our due diligence. These new ventures are inherently risky and may not be successful.

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

The failure of servicers to effectively service the mortgage loans underlying the RMBS and the Excess MSRs in our portfolio and the MSRs in Arc Home's portfolio or any mortgage loans or Excess MSRs we own and MSRs Arc Home owns may materially and adversely affect us.

Most residential mortgage loans, securitizations of residential mortgage loans, MSRs and Excess MSRs require a third-party servicer to manage collections on each of the underlying mortgage loans. We do not service the mortgage loans underlying the RMBS in our portfolio or any mortgage loans or Excess MSRs we own or any MSRs Arc Home owns, and we rely exclusively on these third-party servicers to provide for the primary and special servicing of these securities, mortgage loans, MSRs and Excess MSRs. In that capacity, these servicers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan, including, as applicable, the foreclosure and sale of real estate owned ("REO") properties. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, losses may be higher than originally anticipated. Higher losses may also be caused by less competent dispositions of REO properties. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio, any mortgage loans or any Excess MSRs we own or any MSRs Are Home owns could negatively impact the value of our investments and our performance.

Servicer quality is of prime importance in the performance of residential mortgage loans, RMBS, Excess MSRs and MSRs. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to its servicing activities. The servicer also has a contractual obligation to obey all laws and regulations (including federal, state, and local laws and regulations) and to act in accordance with applicable servicing standards; however, as we do not control these servicers, we cannot be sure that they are acting in accordance with their contractual obligations, which could expose us to regulatory scrutiny if the ownership of the loans is tied to the servicing of those loans. Our risk management operations may not be successful in limiting future delinquencies, defaults or losses. If a third-party servicer fails to perform its duties under the securitization documents or its duties to us, this may result in a material increase in delinquencies or losses on the MBS, mortgage loans, or Excess MSRs we own or the MSRs Arc Home owns or in a fine or adverse finding from a regulatory authority. As a result, the value of such MBS, mortgage loans, Excess MSRs or MSRs may be impacted, and we may incur losses on our investment. If a third-party servicer fails to perform its contractual duties to us, this may result in fines or adverse action from a regulatory authority if the ownership of loans is tied to the servicing of those loans.

Many servicers have gone out of business over the last several years, requiring a transfer of servicing to another servicer. This transfer takes time, and loans may become delinquent because of confusion or lack of attention, which could cause us to incur losses that may materially and adversely affect us. In addition, when servicing is transferred, servicing fees may increase, which may have an adverse effect on the RMBS or Excess MSRs held by us or the MSRs held by Arc Home.

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Our investment strategy related to the single-family rental business involves purchasing, renovating, maintaining and managing a portfolio of residential properties and leasing them to suitable tenants. Large, well-capitalized investors have only recently entered this business and, as a result, there are not peer companies with an established long-term track record to assist us in predicting whether our investment strategy can be implemented and sustained successfully over time. It will be difficult for our stockholders to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems implementing our investment strategy, which may adversely affect our results of operations and ability to make distributions to our shareholders and can cause our share price to decline significantly. We believe the acquisition, operation and management of multi-family residential real estate is the most comparable established model for our business, but in contrast to multi-family operations, the geographic dispersion of single-family properties (even within a local clustering) creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. In addition, since each home has unique features, appliances and building materials, renovations, maintenance, marketing and operational tasks will be far more varied and demanding than in a typical multi-family setting. We may be unable to operate a portfolio of single-family rental properties in a cost-effective and profitable manner and our business plan may not succeed.

We may become a target of legal demands, litigation (including class actions) and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets. We may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek.

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

We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family properties on favorable terms or at all.

We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units. Additionally, the continuing development of single-family properties, apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for tenants. Competing properties may be newer, better located and more attractive to tenants. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources than we do, which may result in competitive properties offered at lower rental rates than we might offer. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by the development of competing properties or high vacancy rates of properties in our markets, which could result in an excess supply of properties and reduce occupancy and rental rates.

Improving economic conditions, along with the availability of historically low residential mortgage interest rates and government sponsored programs to promote home ownership, have made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential tenants available to us. No assurance can be given that we will be able to attract and retain qualified tenants. Our operating results and ability to make distributions to our shareholders would be adversely affected if we are not able to lease our properties on favorable terms or at all.

We face significant competition for acquisitions of our single-family rental properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities of single-family rental properties in our target markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. We also compete with individual private home buyers and small scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family properties and may have investment objectives that overlap and compete with ours, including in our target markets. This activity may adversely impact our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

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

We are highly dependent on information systems of our Manager and systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

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

System breaches in particular are evolving. Computer malware, viruses, computer hacking, phishing attacks, ransomware, and other electronic security breaches have become more frequent and more sophisticated. These breaches could result in disruptions of our communications and information systems, unauthorized release of confidential or proprietary information and damage or corruption of data. These events could lead to regulatory fines, higher operating costs from remedial actions, loss of business and potential liability.

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

We are highly dependent on information systems when sharing information with third party service providers and systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

When we acquire residential mortgage loans, we come into possession of non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including those interested in acquiring such loans from us or with other third parties, as required or permitted by law. We may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems on which we or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to its information systems, including those provided by the Manager and third-party service providers. Angelo Gordon’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Financial institutions, in their capacity as trustee, may withhold funds to cover legal costs that would otherwise be due to owners of certain residential mortgage-backed securities.

A trustee could withhold funds that are supposed to be paid to the bondholders of securities in securitizations due to a variety of reasons, including legal costs related to potential claims that could be brought by investors in securitizations to recover losses suffered during the financial criss. If we hold securities in securitizations where funds are withheld by the trustees in such securitizations, we could incur losses that may materially and adversely affect our financial condition and results of operations.

Risks related to our investments

The residential mortgage loans that we acquire, the mortgages underlying the RMBS that we acquire, the commercial real estate loans we originate and acquire, the commercial mortgage loans underlying the CMBS that we acquire and the assets underlying the ABS that we acquire are all subject to defaults, foreclosure timeline extension, fraud, price depreciation and unfavorable modification of loan principal amount, interest rate and premium, any of which could result in losses to us.

In the event of any default under a loan held directly by us or through a Non-Agency securitization structure we invest in, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed loan. The Tax Cuts and Jobs Act (“TCJA”) temporarily reduced the mortgage interest deduction threshold, eliminated the deduction for interest with respect to home equity indebtedness with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in markets to which we have exposure.

Our investments in residential mortgage loans and Non-Agency RMBS are subject to the risks of default, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

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

The CMBS that we invest in are secured by a single commercial mortgage loan or a pool of commercial mortgage loans and are subject to all of the risks of the respective underlying commercial mortgage loans. Our commercial real estate loans are secured by multifamily or commercial properties and are subject to risks of delinquency foreclosure and loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property, such as a multifamily or commercial property, typically is dependent primarily upon the successful business operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired and duration may be extended. Net operating income of an income-producing property can be affected by a number of factors that include:

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

There are increased risks involved with our construction lending activities.

Our construction lending activities, which include our investment in loans that fund the construction or development of real estate-related assets, may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by an income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan. Additionally, if another lender in the lending syndicate fails to fund, there could be adverse consequences associated with the loan and we may be required to loan additional amounts, especially if the borrower is unable to raise funds to complete the project from other sources.

If we do not have an adequate completion guarantee, risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion of a mortgaged property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Job growth, increased home ownership, and natural disasters could have an adverse impact on the operations of our Single-family rental property portfolio.

Recent strengthening of the United States economy and job growth. coupled with the availability of low residential mortgage interest rates and government sponsored programs to promote home ownership, have made home ownership more accessible for potential renters who have strong credit. These factors encourage potential renters to purchase residences as opposed to lease them and can cause a decline in the number and quality of potential residents available to us. These factors may contribute to a decrease in revenue and profitability on our single-family rental property portfolio.

In addition, natural disasters and severe weather, such as hurricanes, tornadoes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in rental income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single destructive weather event affecting a region may have a significant negative effect on our results of operations on our single-family rental properties. Though we have insurance coverage for such events, the insurance proceeds that we receive may not be enough to cover the damage done to our properties. As a result, our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

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

The above described changes in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Our hedging strategies are generally not designed to mitigate spread risk.

When the market spread widens between the yield on our assets and benchmark interest rates, our net book value could decline if the value of our assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this scenario as an example of "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independently of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps, Eurodollar futures, U.S. Treasury note futures, put options and interest rate swap futures and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.

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

The values of some of our investments may not be readily determinable. We measure the fair value of these investments in accordance with guidance set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 820-10, "Fair Value Measurements and Disclosures." Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our Board of Directors. Further, fair value is only an estimate based on our Manager's good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the fair value that we ascribe to that asset.

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

Our Manager utilizes analytical models and data in connection with the evaluation of our investments, and any incorrect, misleading or incomplete information used in connection therewith will subject us to potential risks. Such models may incorrectly predict future values.

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

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported or subject to interpretation ( e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

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

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if the input of market data is correct, "model prices" often differ substantially from market prices, especially for securities that are illiquid and have complex characteristics, such as derivative securities.

Our investments in unsecuritized residential mortgage loans and commercial real estate loans are difficult to value and are dependent upon the ability to finance, refinance and securitize such investments. The inability to do so could materially and adversely affect our liquidity and earnings and limit the cash available for distribution to our stockholders.

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

Arc Home is highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae, including the ability to sell mortgage loans. Changes in the servicing or origination guidelines required by the Agencies, or changes in these entities or their current roles, could have a material adverse effect on Arc Home’s business, financial position, results of operations or cash flows.

Arc Home sold a majority of its mortgage loans to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac remain in conservatorship and a path forward to emerge from conservatorship is unclear. Their roles could be reduced, modified or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements.

The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could significantly and adversely affect Arc Home’s business, financial condition and results of operations. Furthermore, any discontinuation of, or significant reduction in, the operation of these agencies, any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets could materially and adversely affect Arc Home’s business, financial condition and results of operations.

An economic slowdown or a deterioration of the housing market could increase both interest expense on servicing advances and operating expenses and could cause a reduction in income from, and the value of, Arc Home’s servicing portfolio.

During any period in which a borrower is not making payments, under most of its servicing agreements Arc Home is required to advance its own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. Arc Home also advances funds to maintain, repair and market real estate properties on behalf of investors. Most of its advances have the highest standing and are "top of the waterfall" so that Arc Home is entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. Consequently, the primary impact of an increase in advances is through increased interest expense as Arc Home finances a large portion of servicing advance obligations.

Higher delinquencies also increase Arc Home’s cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because Arc Home recognizes servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also generally leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in our GSE servicing portfolio will result in lower revenue because Arc Home collects servicing fees from GSEs only on performing loans.

Foreclosures are involuntary prepayments resulting in a reduction in Unpaid Principal Balance ("UPB"). This may result in higher amortization expense as well as charges to recognize impairment and declines in the value of Arc Home’s MSRs.

Adverse economic conditions could also negatively impact our lending businesses. For example, during the economic crisis that began in 2007, total U.S. residential mortgage originations volume decreased substantially. Moreover, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.

Any of the foregoing could adversely affect Arc Home’s business, financial condition and results of operations.

Our acquisition of Excess MSRs exposes us to significant risks.

We purchase Excess MSRs from third-party sellers and Arc Home. The Excess MSRs we acquire are recorded at fair value on our consolidated balance sheets. The determination of the fair value of Excess MSRs requires our Manager to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with Excess MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of Excess MSRs may be materially different than the fair values of such Excess MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Accordingly, there may be material uncertainty about the fair value of any Excess MSRs we acquire.

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

Residential mortgage loans, including RPLs, NPLs and Non-QMs, are subject to increased risks as compared to other structured products.

We acquire and manage residential mortgage loans. Residential mortgage loans, including RPLs, NPLs and Non-QMs, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Residential mortgage loans are also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these liabilities may lead to losses in excess of the purchase price of the related mortgage or property.

We may acquire and sell from time to time Non-QMs, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.

The ownership of Non-QMs will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the "ability-to-repay" rules ("ATR Rules") under the Truth-in-Lending Act and "qualified mortgage" regulations. The ATR Rules specify the characteristics of a "qualified mortgage" and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The "safe harbor" under the ATR Rules applies to a covered transaction that meets the definition of "qualified mortgage" and is not a "higher-priced covered transaction." For any covered transaction that meets the definition of a "qualified mortgage" and is not a "higher-priced covered transaction," the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds. Non-QMs, such as residential mortgage loans with a debt-to-income ratio exceeding 43%, are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of Non-QMs. Borrowers under Non-QMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

We may engage in securitization transactions relating to residential mortgage loans which may expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to accumulate loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, and we may have to hold them on our consolidated balance sheet. We make assumptions about the cash flows that will be generated from those loans and the market value of those loans. If these assumptions are wrong, or if market values change or other conditions change, it could result in a transaction that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

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

We use leverage to finance our assets through borrowings from financing arrangements, including repurchase agreements and other secured and unsecured forms of borrowing. The amount of leverage we deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets. Subject to market conditions and availability, we may further increase our debt in the future. In addition, we may leverage individual assets at substantially higher levels than others. Incurring debt could subject us to many risks that, if realized, could materially and adversely affect us, including the risk that:

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

We depend, and may in the future depend, on multiple sources of financing to acquire target assets, and our inability to access this funding could have a material adverse effect on our results of operations, financial condition and business.

We use leverage as a strategy to increase the return on our assets. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

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

When we fund our purchases of target assets, we aim to secure sufficient financing on terms that are acceptable to us. The terms of the financings we receive are influenced by the demand for similar funding by our competitors, including other REITs, specialty finance companies and other financial entities. Many of our competitors are significantly larger than us, have greater financial resources and significantly larger balance sheets than we do. Any sizable interest rate shocks or disruptions in secondary mortgage markets resulting in the failure of one or more of our largest competitors may have a materially adverse effect on our ability to access or maintain short-term financing for our target assets.

We provide no assurance that we will be successful in establishing sufficient sources of warehouse, repurchase facilities or other debt financing when needed. Our inability to access warehouse and repurchase facilities, credit facilities, or other forms of debt financing on acceptable terms may inhibit our ability to acquire our target assets, which could have a material adverse effect on our financial results, financial condition, and business.

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

As of December 31, 2018, we, either directly or through our equity method investments in affiliates, have outstanding MRAs or loan agreements with 44 counterparties under which we had borrowed an aggregate $2.8 billion and $3.0 billion on a GAAP basis and a non-GAAP basis, respectively. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.

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

When we engage in financing arrangements, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell or return the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2018, we had greater than 5% stockholders' equity at risk on a GAAP basis with 1 repurchase agreement counterparty: Barclays Capital Inc. On December 31, 2018, we had greater than 5% stockholders’ equity at risk on a non-GAAP basis with each of 2 repurchase agreement counterparties: Barclays Capital Inc and Credit Suisse Securities, LLC.

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

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the pledged collateral without delay, impacting our legal title and the right to proceeds. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as that of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreements or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

Pursuant to the terms of borrowings under our financing arrangements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under our financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. Our fixed-rate collateral are generally more susceptible to margin calls as periods of increased interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.

Hedging against interest rate exposure may materially and adversely affect our results of operations, cash flows and book value.

Subject to maintaining our qualification as a REIT and our exemption under the Investment Company Act, we pursue hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level of interest rates, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay; and

•	we hedge incorrectly.

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner which may negatively affect our earnings and book value. The degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. It may be impractical to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to increased risk of loss.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open hedging positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and our access to capital at the time. Contingent liabilities, such as previously described, and the need to fund these obligations could adversely impact our financial condition.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of uncertainty or adverse developments in financial markets.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. Generally, independent margin goes up in times of interest rate volatility. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, financial condition and results of operations.

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the particular Agency RMBS to be delivered are not identified until shortly before the TBA settlement date.  Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll."  The Agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the "price drop."  The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income."  Consequently, dollar roll transactions and such forward purchases of Agency RMBS represent a form of off-balance sheet financing and increase our "at-risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency RMBS for settlement in the current month.  Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.  In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts.  Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and could adversely affect our financial condition and results of operations.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as its based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Risks associated with our management and our relationship with our Manager and its affiliates

We are dependent upon our Manager, its affiliates and their key personnel and may not find a suitable replacement if the management agreement with our Manager is terminated or such key personnel are no longer available to us, which would materially and adversely affect us.

In accordance with our management agreement, we are externally managed and advised by our Manager, and all of our officers are employees of Angelo Gordon or its affiliates. We have no separate facilities, and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager and its affiliates, now or in the future, including other Angelo Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies. Furthermore, our Manager has the sole discretion to hire and fire employees, and our Board of Directors and stockholders have no authority over the individual employees of our Manager or Angelo Gordon, although our Board of Directors does have direct authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. In addition, the management agreement does not require our Manager to dedicate specific personnel to us or to require personnel servicing our business to allocate a specific amount of time to us. The failure of any of our Manager’s key personnel to service our business with the requisite time and dedication, or the departure of such personnel from our Manager, or the failure of our Manager to attract and retain key personnel, would materially and adversely affect our ability to execute our business plan. Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of Angelo Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager and its affiliates did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third parties.

All of our officers and our non-independent directors are employees of Angelo Gordon or its affiliates. The management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party and the terms, including the fees payable to our Manager, may not be as favorable to us. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

We expect that our Manager will source all of our investments, and existing or future entities or accounts managed by our Manager and its affiliates may compete with us for, or may participate in, some of those investments, which could result in conflicts of interest.

Although we are subject to Angelo Gordon’s investment allocation policy, which specifically addresses some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise, or address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Our Manager may be precluded from transacting in particular investments in certain situations, including, but not limited to, situations where Angelo Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo Gordon or any of its affiliates possess material, non-public information. Consistent with Angelo Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to apply regulatory requirements, client guidelines or contractual obligations. Angelo Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo Gordon change and develop over time, additional issues and considerations may affect Angelo Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities.

Our Manager and Angelo Gordon and their respective employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, Angelo Gordon, either for its own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees of our Manager and its affiliates may also invest in other entities managed by other Angelo Gordon entities which are eligible to purchase target assets. Angelo Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). Angelo Gordon and its affiliates may at certain times simultaneously seek to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another Angelo Gordon client or affiliate is already invested or has co-invested. Such transactions may differ across Angelo Gordon clients or affiliates. These instances may result in conflicts of interest which may adversely affect our operations.

We may enter into transactions to purchase or sell investments with entities or accounts managed by our Manager or its affiliates.

Our Manager may make, or may be required to make, investment decisions on our behalf where our trading counterparty is an entity affiliated with or an account managed by our Manager or its affiliates. Although we have adopted an Affiliated Transactions Policy, which specifically addresses the requirements of these types of trades, there is no assurance that this policy will ensure the most favorable outcome for us or will ensure that this policy will be adequate to address all of the conflicts that may arise. There is no assurance that the terms of such transactions would be as favorable to us as transacting in the open market with unaffiliated third parties. As the investment programs of the various entities and accounts managed by our Manager and its affiliates change over time, additional issues and considerations may affect our Affiliated Transactions Policy and our Manager’s expectations with respect to such transactions, which could adversely affect our operations.

Our Board of Directors has approved very broad investment policies for our Manager and does not review or approve each investment or financing decision made by our Manager.

Our Manager is authorized to follow very broad investment policies and, therefore, has great latitude in determining the types of assets that are proper investments for us, the financing related to such assets, the allocations among asset classes and individual investment decisions. In the future, our Manager may make investments with lower rates of return than those anticipated under current market conditions or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors periodically reviews our investment policies and our investment portfolio but does not review or approve each proposed investment by our Manager or the financing related thereto. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors.

The management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio because it is based on our stockholders’ equity, adjusted for certain non-cash and other items, and not on our performance.

Our Manager is entitled to receive a management fee at the end of each quarter that is based on our Stockholders’ Equity as further discussed in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager’s entitlement to such significant non-performance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to make distributions to our stockholders and the market price of our common stock. The compensation payable to our Manager will increase as a result of any future issuances of our equity securities, even if the issuances are dilutive to existing stockholders.

The ownership by our executive officers and directors of equity interests or limited partnership interests in entities managed by affiliates of our Manager may create, or may create the appearance of, conflicts of interest.

Some of our officers may hold executive or management positions with other entities managed by affiliates of our Manager and some of our officers and directors may own equity interests or limited partnership interests in such entities. Such ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for such entities than they do for us.

Certain members of our management team may have or may be granted a stake in our Manager or its affiliates.  The owners of the Manager or its affiliates may be entitled to receive profit from the management fee we pay to our Manager either in the form of distributions by our Manager or increased value of their ownership interests (whether direct or indirect) in the Manager.  This may cause our management to have interests that conflict with our interests and those of our stockholders.

Our governance and operational structure could result in conflicts of interest.

Our Manager is managed by Angelo Gordon, whose interests may not always be aligned with ours or our Manager’s. The employees of Angelo Gordon that devote time to managing our business may have conflicting interests between us and Angelo Gordon when managing our business. Angelo Gordon may decide to sell or transfer an equity interest in the Manager, which could increase the potential conflicts.

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

We have broad investment guidelines, and we have co-invested and may co-invest with Angelo Gordon funds in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager or its affiliates. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

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

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2018, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

We have engaged Red Creek Asset Management LLC, an affiliate of our Manager (the "Asset Manager") to manage certain of our residential mortgage loans. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third parties.

In connection with our investments in residential mortgage loans and Re/Non-Performing Loans, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our residential mortgage loans and Re/Non-Performing Loans. We pay separate arm’s-length asset management fees as assessed and confirmed by a third-party valuation firm for (i) non-performing loans and (ii) re-performing loans, in each case, to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations as we normally would with unaffiliated third parties. As such, the terms may not be as favorable to us as they otherwise might have been.

Risks related to U.S. government programs

The Federal Reserve’s recent increases of the federal funds rate could impact the market for and the value of our target assets in which we invest as well as our net asset value, net interest margin, net income and book value.

In 2018, the Federal Reserve raised the target range of the federal funds rate four times; on March 21, 2018, by 25 basis points, to a range of 1.50% - 1.75%, on June 13, 2018, by 25 basis points, to a range of 1.75% - 2.00%, on September 26, 2018, by 25 basis points, to a range of 2.00% - 2.25% and on December 19, 2018, by 25 basis points, to a range of 2.25% - 2.50%. Additionally, the Federal Reserve has indicated that it may raise rates further in 2019. A large portion of our portfolio is comprised of Agency RMBS, whose value decreases when interest rates rise, and as a result, our net asset value, net interest margin, net income and book value could be negatively affected by additional increases in the federal funds rate.

We cannot predict the impact, if any, of the FHFA's proposed revisions to Fannie Mae's and Freddie Mac's existing infrastructures. The implementation of the Single Security Initiative may adversely affect our results and financial condition.

On May 13, 2014, the FHFA released its updated 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, which should refine and improve servicing initiatives for distressed borrowers, (ii) reduce taxpayer risk by expanding the credit risk transfer transactions which would increase the participation of private capital in assuming credit risk associated with the secondary mortgage market, and (iii) build a new single-family securitization infrastructure for use by the GSEs and adaptable for use by other participants in the secondary market.

The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac implemented to satisfy the third goal described in the paragraph above. The Single Security would finance the same types of fixed-rate mortgages that currently back agency MBS eligible for delivery into the TBA market. The GSEs expect to complete the Single Security initiative and issue the first Single Security in the second quarter of 2019 with the impact on forward trading in the TBA market to commence in the first quarter of 2019.

We may be adversely impacted by the Single Security Initiative. The Single Security Initiative may introduce uncertainty and/or negative impacts to the Agency mortgage-backed market which reduce our liquidity, affect asset values or increase our financing costs. Additionally, opting to convert legacy Freddie Mac positions to the Uniform Mortgage-Backed Securities (UMBS) will increase the number of delay days between factor changes and payment which could negatively impact liquidity.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. In 2008 Congress and the U.S. Treasury undertook a series of actions to stabilize financial markets, generally, and Fannie Mae and Freddie Mac, in particular. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, or the FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs. In addition, the U.S. Treasury took steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by them.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact our liquidity, financing rates, net income, and book value.

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

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the continued backing of Fannie Mae and Freddie Mac by the U.S. Treasury and any additional credit support it may provide in the future to the GSEs could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS portfolio and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

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

We conduct our operations so that we maintain an exemption from the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions).

We are not engaged, except to a minor extent, in actively investing, reinvesting or trading in securities. Rather, we are primarily engaged in the business of owning or holding the securities of our wholly-owned or majority-owned subsidiaries that are in real estate-related businesses. Therefore, we believe that we are not an investment company as defined in Section 3(a)(1)(A).

We also believe we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. The operations of many of our wholly-owned or majority-owned subsidiaries’ are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute "investment securities" for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to determine compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

As discussed, we generally conduct our wholly-owned or majority-owned subsidiaries’ operations so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets).

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets or that the SEC or its staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the 1940 Act status of companies primarily owning real estate-related assets, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

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

Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or the CFTC, was given jurisdiction over the regulation of swaps. Under rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITs, may be deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the CFTC’s Division of Swap Dealer and Intermediary Oversight, may be required to register with the CFTC as a CPO. As a result of numerous requests for no-action relief from CPO registration, in December 2012 the CFTC issued no-action relief entitled "No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts," which permits a CPO to receive relief from registration requirements by filing a claim stating that the CPO meets the criteria specified in the no-action letter. We submitted a claim for relief within the required time period and believe we meet the criteria for such relief. There can be no assurance, however, that the CFTC will not modify or withdraw the no-action letter in the future or that we will be able to continue to satisfy the criteria specified in the no-action letter in order to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure that we can continue to satisfy the requirements of the no-action relief, it could materially and adversely affect our financial condition, our results of operations and our ability to operate our business.

Certain provisions of Maryland law could inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has, by resolution, exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

The "control share" provisions of the MGCL provide that "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a "control share acquisition" (defined as the acquisition of "control shares," subject to certain exceptions) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our directors who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The "unsolicited takeover" provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions (since we have a class of equity securities registered under the Exchange Act and at least three directors who are not officers or employees of the corporation and are not affiliated with any acquiring person). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

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

Our charter and bylaws provide that, subject to the rights of any series of preferred shares, a director may be removed only for "cause" (as defined in our charter), and then only by the affirmative vote of our stockholders of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies generally may be filled only by a majority of the remaining directors in office, even if less than a quorum, for the full term of the director who vacated. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in our control that is in the best interests of our stockholders.

Risks related to taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Maintaining our qualification as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will maintain our qualification as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

We also own an interest in an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a “Subsidiary REIT.” The Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us. If the Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a “protective” TRS election under Section 856(l) of the Code. We cannot assure you that such “protective” TRS election would be effective to avoid adverse consequences to us. Moreover, even if the “protective” election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal income tax laws, we could not re-elect to qualify as a REIT for four taxable years following the year in which we failed to qualify.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to "offset" certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements may constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us and could result in greater risks associated with interest rate fluctuations or other changes than we would otherwise be able to mitigate.

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat our TBAs under which we contract to purchase a to-be-announced Agency RMBS ( “long TBAs”) as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our charter, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Under our charter, no person may own, directly or indirectly, (i) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock or (ii) more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding capital stock. However, our Board of Directors may, in its sole discretion, grant an exemption to the share ownership limits (prospectively or retrospectively), subject to certain conditions and the receipt by our board of certain representations and undertakings. In addition, our Board of Directors may change the share ownership limits as described under "Restrictions on ownership and transfer of our shares" in Part I, Item 1 of this Annual Report on Form 10-K. The share ownership limit is based upon direct or indirect ownership by "persons," which is defined to include entities and certain groups of stockholders. Our share ownership limits might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The constructive ownership rules contained in our charter are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Any attempt to own or transfer our common stock or preferred shares (if and when issued) in excess of the share ownership limits without the consent of our Board of Directors or in a manner that would cause us to be "closely held" under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being deemed to be transferred to a director for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be void ab initio. Further, any transfer of our shares that would result in our shares being held by fewer than 100 persons will be void ab initio.

Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, the ability of our TRSs to deduct net business interest expenses generally may be limited. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts that entity would have available to distribute to us and pay its creditors.

There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRS and certain other foreign entities we may form or acquire in the future will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that those entities would have available to distribute to us and to pay to their creditors.

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

The TCJA made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The TCJA also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides summary information with respect to our SFR portfolio as of December 31, 2018:

State	Number of Single-Family Rental Properties	Average Occupancy	Average Monthly Rent (a)	Average Monthly Rent PSF (a)	Percent of Rental Income (b)
South Carolina	436	85.8%	$1,081	$0.77	36.8%
Alabama	296	90.9%	1,005	0.67	24.6%
Georgia	210	89.0%	917	0.63	15.6%
North Carolina	121	84.3%	964	0.72	9.0%
Ohio	70	91.4%	1,072	0.80	6.2%
Indiana	49	93.9%	1,067	0.70	4.5%
Tennessee	43	81.4%	1,033	0.68	3.3%
Total	1,225	87.9%	$1,020	$0.71	100.0%

(a)	Represents average monthly rent, based on contractual amounts for occupied residences as of December 31, 2018.

(b)	Represents the percentage of total contractual rents for occupied residences in each state as of December 31, 2018.

We lease office space for our principal executive offices, which are located at 245 Park Avenue, 26th Floor, New York, New York 10167.

Item 3. Legal Proceedings

We are at times subject to various legal proceedings and claims arising in the ordinary course of our business. In addition, in the ordinary course of business, we can be and are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings. As of the date of this report, we are not party to any litigation or legal proceedings, or to our knowledge, any threatened litigation or legal proceedings, which we believe, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine safety disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and dividend information

Our common stock is traded on the NYSE under the symbol "MITT." As of February 15, 2019, there were 32,199,742 shares of common stock outstanding and approximately 37 registered holders of our common stock. The 37 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2018	High	Low
First Quarter	$19.01	$16.31
Second Quarter	19.69	17.00
Third Quarter	19.60	17.93
Fourth Quarter	18.36	15.52

2017	High	Low
First Quarter	$18.14	$17.18
Second Quarter	19.30	17.97
Third Quarter	19.61	18.22
Fourth Quarter	19.66	18.58

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.50
9/14/2018	9/28/2018	10/31/2018	0.50
12/14/2018	12/31/2018	1/31/2019	0.50

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575
12/15/2017	12/29/2017	1/31/2018	0.475

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to maintain our qualification as a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors," among others. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status, Maryland law and such other factors as our Board of Directors may deem relevant from time to time.

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

The following table presents certain information about our equity incentive plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	—	$—	42,951
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	42,951

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2013 to the NYSE closing price per share on December 31, 2018 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the "S&P 500") and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends. Historical prices are not necessarily indicative of future price performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
AG Mortgage Investment Trust, Inc.	100	150	119	180	222	208
S&P 500	100	168	170	191	232	222
FTSE NAREIT Mortgage REITs	100	131	118	145	174	169
Source: Bloomberg.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s audited consolidated financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our historical financial statements, including the related notes, included elsewhere in this report.

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$1,988,280	$2,247,161	$1,057,664	$1,201,442	$1,808,315
Non-Agency	625,350	1,004,256	1,043,017	1,229,811	1,140,078
ABS	21,160	40,958	21,232	54,762	66,693
CMBS	261,385	220,169	211,653	148,949	100,521
Residential mortgage loans, at fair value	186,096	18,890	38,196	57,080	85,090
Commercial loans, at fair value	98,574	57,521	60,069	72,800	72,800
U.S. Treasury securities, at fair value	—	—	—	223,435	—
Single-family rental properties, net	138,678	—	—	—	—
Investments in debt and equity of affiliates	84,892	99,696	72,216	43,040	20,345
Excess mortgage servicing rights, at fair value	26,650	5,084	413	425	628
Cash and cash equivalents	31,579	15,200	52,470	46,253	64,364
Total assets	3,548,926	3,789,295	2,628,645	3,164,076	3,458,405
Financing arrangements	2,822,505	3,004,407	1,900,510	2,034,963	2,644,956
FHLBC Advances	—	—	—	396,894	—
Securitized debt	10,858	16,478	21,492	30,047	39,778
Dividend payable	14,372	13,392	13,158	13,496	17,032
Stockholders' equity	656,011	714,259	655,876	666,945	732,675

(in thousands, except per share data)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Statement of Operations Data:

Net Interest Income
Interest income	$156,475	$128,845	$123,006	$141,273	$141,573
Interest expense	72,058	43,722	33,785	31,230	26,497
Total Net Interest Income	84,417	85,123	89,221	110,043	115,076

Other Income/(Loss)
Rental income	4,091	—	—	—	—
Net realized gain/(loss)	(39,501)	(13,986)	(10,391)	(17,148)	3,638
Net interest component of interest rate swaps	2,230	(7,763)	(6,010)	(13,205)	(22,261)
Unrealized gain/(loss) on real estate securities and loans, net	(20,940)	45,529	2,673	(32,492)	72,480
Unrealized gain/(loss) on derivative and other instruments, net	(13,538)	19,813	8,613	(12,181)	(51,255)

Expenses
Management fee to affiliate	9,544	9,835	9,809	9,971	10,089
Other operating expenses	14,923	10,965	10,291	12,357	11,904
Excise tax	1,500	1,500	1,513	1,500	1,784
Property depreciation and amortization	2,336	—	—	—	—
Property operating and maintenance expenses	1,862	—	—	—	—

Equity in earnings/(loss) from affiliates	15,593	12,622	1,519	3,398	3,685

Dividends on preferred stock	13,469	13,469	13,469	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$(11,901)	$105,089	$50,214	$349	$83,423

Share Data:
Earnings/(Loss) Per Share of Common Stock
Basic	$(0.42)	$3.77	$1.80	$0.01	$3.38
Diluted	$(0.42)	$3.77	$1.80	$0.01	$3.37

Dividends Declared Per Share of Common Stock	$1.975	$2.00	$1.90	$2.275	$2.40

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk-adjusted portfolio of Agency RMBS, Credit Investments and Single-Family Rental Properties. Our Credit Investments include our Residential Investments, Commercial Investments, and ABS Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT-PA and MITT-PB, respectively.

Market conditions

Including distressed sales, home prices nationwide increased by 5.1% on a year-over-year basis in November 2018 as compared with November 2017, according to data released by CoreLogic. This marks the 82nd consecutive monthly increase year-over-year in national home prices. According to CoreLogic’s Homeowner Equity Report, in the third quarter of 2018, U.S. homeowners with mortgages have seen their equity increase by a total of nearly $775 billion since the third quarter of 2017. In the third quarter of 2018, as compared to the third quarter of 2017, the total number of mortgaged residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased to 2.2 million homes from 2.6 million homes.

Home prices have benefited from a tight supply of homes across the nation, and the negative equity epidemic has eased due to the rise in home prices over the past several years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving in 2018, as mortgage delinquency rates reported by the Federal Reserve declined from 3.6% to 2.8% from the fourth quarter of 2017 to the fourth quarter of 2018. This improvement has been driven by the strengthening of borrower’s household balance sheets and unemployment remaining low.

During the year, the Federal Reserve raised the federal funds interest rate four times, with the most recent raise during the December meeting where the Fed raised the federal funds interest rate by 0.25% to a target range of 2.25%-2.50%. The labor market continued its expansion in 2018, as the rate of unemployment remained well below 5% during the year and inflation has improved to levels close to the Fed’s 2.0% target for core PCE. In the December update of the Fed’s Summary of Economic Projections, the median forecast for real GDP growth decreased in 2018 and 2019 and remained the same for 2020, while the median forecast for the unemployment rate remained the same for 2018 and 2019 and increased in 2020. The projection of the median Fed Funds rates, based on the individual assessments of the FOMC members, was 2.4% in 2018, 2.9% in 2019 and 3.1% in 2020.

The interest rate environment experienced volatility in 2018, as rates moved higher in concert with expectations for federal funds rate increases and then reversed course during the fourth quarter, falling sharply partially due to uncertainty related to the path of the economy in 2019. Agency mortgages underperformed for 2018, with nearly all the underperformance occurring in the fourth quarter. Agency RMBS spreads widened as interest rates declined, which primarily drove the decrease in MITT’s book value for the year. During the fourth quarter, legacy RMBS spreads were wider but exhibited strong technical demand and favorable underlying fundamentals. The CRT market widened in sympathy with broader risk markets during the fourth quarter, with the widening most pronounced in the lower part of the capital structure. Despite this backdrop, there was little forced selling from CRT investors during the quarter.

The market conditions and trends outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profile of our business changes.

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act or changes to Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. There is a lack of clarity around the impact of such potential reform on our operations.

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Our net interest income varies primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs.

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Statement of Operations Data:
Net Interest Income
Interest income	$156,475	$128,845	$123,006
Interest expense	72,058	43,722	33,785
Total Net Interest Income	84,417	85,123	89,221

Other Income/(Loss)
Rental income	4,091	—	—
Net realized gain/(loss)	(39,501)	(13,986)	(10,391)
Net interest component of interest rate swaps	2,230	(7,763)	(6,010)
Unrealized gain/(loss) on real estate securities and loans, net	(20,940)	45,529	2,673
Unrealized gain/(loss) on derivative and other instruments, net	(13,538)	19,813	8,613
Other income	372	55	374
Total Other Income/(Loss)	(67,286)	43,648	(4,741)

Expenses
Management fee to affiliate	9,544	9,835	9,809
Other operating expenses	14,923	10,965	10,291
Equity based compensation to affiliate	239	301	299
Excise tax	1,500	1,500	1,513
Servicing fees	433	234	404
Property depreciation and amortization	2,336	—	—
Property operating and maintenance expenses	1,862	—	—
Property management fee	319	—	—
Total Expenses	31,156	22,835	22,316

Income/(loss) before equity in earnings/(loss) from affiliates	(14,025)	105,936	62,164

Equity in earnings/(loss) from affiliates	15,593	12,622	1,519
Net Income/(Loss)	1,568	118,558	63,683

Dividends on preferred stock	13,469	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$(11,901)	$105,089	$50,214

Net Income/(Loss) Available to Common Stockholders

Net income/(loss) available to common stockholders decreased $117.0 million from $105.1 million for the year ended December 31, 2017 to $(11.9) million for the year ended December 31, 2018 primarily due to lower prices on our securities and derivatives and other investments, which decreased our "Unrealized gain/(loss) on real estate securities and loans, net," our "Unrealized gain/(loss) on derivative and other instruments, net", and our "Net realized gain/(loss)." Net income/(loss) available to common stockholders increased $54.9 million from $50.2 million for the year ended December 31, 2016 to $105.1 million for the year ended December 31, 2017 primarily due to higher prices on our securities, which increased our "Unrealized gain/(loss) on real estate securities and loans, net," coupled with higher derivative prices, which increased our "Unrealized gain/(loss) on derivative and other instruments, net."

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio excluding SFR and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

Interest income increased by $27.7 million from $128.8 million for the year ended December 31, 2017 to $156.5 million for the year ended December 31, 2018 primarily due to an increase in the weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, period over period by $0.4 billion from $2.9 billion for the year ended December 31, 2017 to $3.3 billion for the year ended December 31, 2018. This was coupled with an increase in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.35% from 4.45% for the year ended December 31, 2017 to 4.80% for the year ended December 31, 2018.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Interest income increased by $5.8 million from $123.0 million for the year ended December 31, 2016 to $128.8 million for the year ended December 31, 2017 primarily due to an increase in the weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, period over period by $0.1 billion from $2.8 billion for the year ended December 31, 2016 to $2.9 billion for the year ended December 31, 2017. This was coupled with an increase in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.08% from 4.37% for the year ended December 31, 2016 to 4.45% for the year ended December 31, 2017.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

Interest expense increased by $28.4 million from $43.7 million for the year ended December 31, 2017 to $72.1 million for the year ended December 31, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.72% from 1.86% for the year ended December 31, 2017 to 2.58% for the year ended December 31, 2018. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, of $0.5 billion from $2.3 billion for the year ended December 31, 2017 to $2.8 billion for the year ended December 31, 2018. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Interest expense increased by $9.9 million from $33.8 million for the year ended December 31, 2016 to $43.7 million for the year ended December 31, 2017 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.39% from 1.47% for the year ended December 31, 2016 to 1.86% for the year ended December 31, 2017. The weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, was $2.3 billion for the years ended December 31, 2016 and December 31, 2017.

Rental income

Rental income is accrued monthly on a straight-line basis over the terms of the leases on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, Rental income was $4.1 million. There was no rental income for the year ended December 31, 2017.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

There was no Rental income for the years ended December 31, 2017 and December 31, 2016.
Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) sales of single-family rental properties out of our GAAP investment portfolio, if any, (iv) sales of derivatives and other instruments, and (v) other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3 and Note 4 of the Notes to Consolidated Financial Statements for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Sale of real estate securities	$(55,038)	$196	$6,895
Sale of loans and loans transferred to or sold from Other assets	2,352	2,972	4,111
Settlement of derivatives and other instruments	21,099	(9,228)	(2,029)
OTTI	(7,914)	(7,926)	(19,368)
Total Net realized gain/(loss)	$(39,501)	$(13,986)	$(10,391)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

Net interest component of interest rate swaps increased by $10.0 million from $(7.8) million at December 31, 2017 to $2.2 million at December 31, 2018 due to an increase in three-month LIBOR, coupled with an increase in swap notional amount for the period. Three-month LIBOR increased from 1.694% at December 31, 2017 to 2.808% at December 31, 2018. In addition, the weighted average swap notional increased from $1.4 billion for the year ended December 31, 2017 to $2.3 billion for the year ended December 31, 2018.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Net interest component of interest rate swaps decreased by $1.8 million from $(6.0) million at December 31, 2016 to $(7.8) million at December 31, 2017 due to an increase in swap notional amount for the period, offset by an increase in three-month LIBOR. The weighted average swap notional increased from $599.8 million at December 31, 2016 to $1.4 billion at December 31, 2017. In addition, three-month LIBOR increased from 0.998% at December 31, 2016 to 1.694% at December 31, 2017.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the "Market overview" section of this Part II, Item 7 for a discussion of the changes in market pricing which contributed to our "Unrealized gain/(loss) on real estate securities and loans, net" line item. Realized gains and losses on sales of real estate securities and loans can also impact our "Unrealized gain/(loss) on real estate securities and loans, net" as those sales convert unrealized gains and losses into realized gains and losses.

Year Ended December 31, 2018

For the year ended December 31, 2018, Unrealized gain/(loss) on real estate securities and loans, net was $(20.9) million. The $(20.9) million was comprised of unrealized losses on securities of $20.0 million, coupled with unrealized losses on loans of $0.9 million during the year.

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

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the "Market overview" section of this Part II, Item 7 for a discussion of the changes in market pricing which contributed to our "Unrealized gain/(loss) on derivative and other instruments, net" line item. Realized gains and losses on sales of derivatives and other instruments also impact our "Unrealized gain/(loss) on derivative and other instruments, net" as those sales convert unrealized gains and losses into realized gains and losses.

Year Ended December 31, 2018

For the year ended December 31, 2018, Unrealized gain/(loss) on derivative and other instruments, net was $(13.5) million. The $(13.5) million was comprised of unrealized losses on certain derivatives of $13.4 million, coupled with unrealized losses on TBAs of $0.1 million during the year.

Year Ended December 31, 2017

For the year ended December 31, 2017, Unrealized gain/(loss) on derivative and other instruments, net was $19.8 million. The $19.8 million was comprised of unrealized gains on certain derivatives of $19.2 million, coupled with unrealized gains on TBAs of $0.6 million during the year.

Year Ended December 31, 2016

For the year ended December 31, 2016, Unrealized gain/(loss) on derivative and other instruments, net was $8.6 million. The $8.6 million was comprised of unrealized gains on certain derivatives of $8.9 million, offset by unrealized losses on TBAs of $0.3 million during the year.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans, ancillary rental income we receive on our SFR portfolio, insurance proceeds we receive on our SFR portfolio and a premium received on a credit default swap which was entered into and expired in Q4 2018.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and December 31, 2017, Other income was $0.4 million and $55,000 respectively. The increase in Other income pertains to insurance proceeds on our SFR portfolio and a premium received on a credit default swap.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, Other income was $55,000 and $0.4 million, respectively. The decrease in Other income pertains to decreased fees we received on one of our residential mortgage loan pools.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and December 31, 2017, our management fees were $9.5 million and $9.8 million, respectively. Management fees decreased primarily due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016 our management fees were $9.8 million and $9.8 million, respectively. Management fees increased slightly primarily due to the increase in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of certain expenses within Other operating expenses for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Affiliate reimbursement
Operating expenses	$6,517	$6,120	$5,820
Deal related	674	170	193
Professional fees	2,296	1,617	1,397
Residential mortgage loan related expenses	1,896	781	902
D&O insurance	708	722	770
Directors' fees and stock compensation	854	549	429
Other expenses	1,978	1,006	780
Total Other operating expenses	$14,923	$10,965	$10,291

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager remeasured quarterly, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and December 31, 2017, our equity based compensation to affiliate was $239,000 and $301,000, respectively. The decrease is a result of a decreased stock price for the year.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, our equity based compensation to affiliate remained relatively unchanged.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and December 31, 2017 our excise tax remained relatively unchanged.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016 our excise tax remained relatively unchanged.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of December 31, 2018, December 31, 2017, and December 31, 2016, we owned residential mortgage loans with fair market value of $186.1 million, $18.9 million, and $38.2 million, respectively.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and December 31, 2017 our servicing fees were $433,000 and $234,000, respectively. The increase in fees primarily pertains to net purchases of residential mortgage loans during the period.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016 our servicing fees were $234,000 and $404,000, respectively. The decrease in fees primarily pertains to sales of residential mortgage loans during the period.

Property depreciation and amortization

We recognize straight line depreciation and amortization on our buildings, in-place lease intangibles and any capitalized acquisition, renovation, or other expense that improves or extends the useful life of our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, property depreciation and amortization was $2.3 million. There was no property depreciation and amortization for the year ended December 31, 2017.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

There was no property depreciation and amortization for the years ended December 31, 2017 and December 31, 2016.

Property operating and maintenance expenses

Property operating and maintenance expenses may include property taxes, insurance, homeowner association fees, market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, and marketing expenses on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, property operating and maintenance expenses were $1.9 million. There was no property operating and maintenance expenses for the year ended December 31, 2017.

Years Ended December 31, 2017 compared to the Year Ended December 31, 2016

There was no property operating and maintenance expenses for the years ended December 31, 2017 and December 31, 2016.

Property management fee

Property management fees represent costs associated with the oversight and management of our SFR portfolio. Our SFR portfolio is managed by Conrex. We acquired a stabilized portfolio of SFR in September 2018.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, our property management fee on our SFR portfolio was $0.3 million. There was no property management fee for the year ended December 31, 2017.

Years Ended December 31, 2017 compared to the Year Ended December 31, 2016

There was no property management fee for the years ended December 31, 2017 and December 31, 2016.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and December 31, 2017, we recorded Equity in earnings/(loss) from affiliates of $15.6 million and $12.6 million, respectively. The increase primarily pertains to increased security prices causing an increase in unrealized gains on securities and loans.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, we recorded Equity in earnings/(loss) from affiliates of $12.6 million and $1.5 million, respectively. The increase primarily pertains to an increased allocation of our capital to investments held within affiliated entities, increased security prices, and realized gains recognized on certain investments held by our affiliates.

Book value per share

As of December 31, 2018, December 31, 2017, and December 31, 2016, our book value per common share was $17.21, $19.62, and $17.86 respectively.

Undepreciated book value per share is a non-GAAP book value metric which adds accumulated depreciation and amortization back to book value to present an adjusted book value that incorporates the Company's single-family rental property portfolio at its undepreciated basis. This metric allows management to consider the investment portfolio exclusive of non-cash adjustments and facilitates the comparison of our financial performance to peer REITs. A reconciliation of book value per share to undepreciated book value per share as of December 31, 2018, December 31, 2017 and December 31, 2016 is presented below.

	December 31, 2018	December 31, 2017	December 31, 2016
Book value per share	$17.21	$19.62	$17.86
Add back: Accumulated depreciation and amortization per share	0.09	—	—
Undepreciated book value per share	$17.30	$19.62	$17.86

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all shares granted to AG REIT Management, LLC, our external manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of the Company’s 8.25% Series A and 8.00% Series B Cumulative Redeemable Preferred Stock as the numerator.

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities" and "Liquidity and capital resources" sections of this Part II, Item 7, where we disclose our investment portfolio and the related financing arrangements, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments in debt and equity of affiliates and TBAs.

Net interest margin and leverage ratio

Our GAAP net interest margin is calculated by subtracting the weighted average cost of funds on our GAAP investment portfolio from the weighted average yield for our GAAP investment portfolio, which excludes cash held by us and any net TBA position. Both elements of cost of funds on our GAAP investment portfolio are weighted by the outstanding financing arrangements on our GAAP investment portfolio, securitized debt, and loan participation payable at quarter end, exclusive of repurchase agreements associated with U.S. Treasury securities, if any.

Net interest margin, a non-GAAP financial measure, is calculated by subtracting the weighted average cost of funds from the weighted average yield for our investment portfolio, which excludes cash held by us and any net TBA position. The weighted average yield on our Agency RMBS portfolio and our credit portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of year-end. The weighted average yield on our SFR portfolio represents annualized fourth quarter net operating income divided by the carrying value of our SFR portfolio gross of accumulated depreciation and amortization. Net operating income on our SFR portfolio is comprised of rental income and other SFR related income less property operating and maintenance expenses and property management fees. The calculation of weighted average yield is weighted on net carrying value. The weighted average cost of funds is the sum of the weighted average funding costs on total financing outstanding at year-end and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding financing arrangements on our investment portfolio, securitized debt, and loan participation payable at year-end, exclusive of repurchase agreements associated with U.S. Treasury securities.

Net interest margin and leverage ratio can be used to calculate the return on equity of our investment portfolio and Management believes that these metrics should be considered together when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of December 31, 2018, December 31, 2017 and December 31, 2016, and a reconciliation to our GAAP investment portfolio:

December 31, 2018
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield*	5.24%	—%	6.49%	5.32%
Cost of Funds	2.88%	—%	5.79%	3.02%
Net Interest Margin	2.36%	—%	0.70%	2.30%
Leverage Ratio	4.3x	N/A	***	4.6x

December 31, 2017
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield	4.45%	10.03%	12.32%	4.64%
Cost of Funds	2.26%	—%	3.80%	2.26%
Net Interest Margin	2.19%	10.03%	8.52%	2.38%
Leverage Ratio	4.2x	N/A	***	4.4x

December 31, 2016
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield	4.94%	—%	14.54%	5.18%
Cost of Funds	2.01%	—%	3.51%	2.02%
Net Interest Margin	2.93%	—%	11.03%	3.16%
Leverage Ratio	2.9x	N/A	***	2.9x

*Yield of 4.11% on SFR portfolio is based on its annualized fourth quarter net operating income divided by its carrying value, gross of accumulated depreciation and amortization.
**Excludes any net TBA position.
***Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

During the three months ended December 31, 2018, we determined that we should modify our definition and calculation of “Core Earnings,” a non-GAAP financial measure, to exclude realized and unrealized changes in the fair value of Arc Home’s net mortgage servicing rights as well as realized and unrealized changes in the fair value of derivatives that are intended to offset changes in the fair value of those net mortgage servicing rights held at Arc Home, our subsidiary licensed mortgage originator. The modification to our definition and calculation of Core Earnings is consistent with our treatment of excluding realized and unrealized changes in the fair value of Excess MSRs held directly by us.

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) unrealized gains/(losses) on securities, loans, derivatives and other investments and realized gains/(losses) on the sale or termination of such instruments, (ii) beginning with Q2 2018, as a policy change, any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) beginning with Q3 2018, concurrent with a change in our business, any depreciation or amortization expense related to our SFR portfolio, (iv) beginning with Q3 2018, as a policy change, accrued deal related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), and (v) beginning with Q4 2018 and applied retrospectively, as a policy change, realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights as well as realized and unrealized changes in the fair value of derivatives that are intended to offset changes in the fair value of those net mortgage servicing rights. Items (i) through (v) above include any amounts related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at acquisition or disposition and does not view them as being part of its core operations. Management views the exclusion described in (v) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with its GAAP financials, provides supplemental information useful for investors as it enables them to evaluate our current core performance using the same measure that management uses to operate the business. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of Net Income/(loss) available to common stockholders to Core Earnings for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 is set forth below (in thousands, except per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Income/(loss) available to common stockholders	$(11,901)	$105,089	$50,214
Add (Deduct):
Net realized (gain)/loss	39,501	13,986	10,391
Dollar roll income	1,598	3,099	270
Equity in (earnings)/loss from affiliates	(15,593)	(12,622)	(1,519)
Net interest income and expenses from equity method investments (a)	6,701	7,573	4,597
Transaction related expenses and deal related performance fees (b)(c)	2,166	—	—
Property depreciation and amortization	2,336	—	—
Other income	(122)	—	—
Unrealized (gain)/loss on real estate securities and loans, net	20,940	(45,529)	(2,673)
Unrealized (gain)/loss on derivative and other instruments, net	13,538	(19,813)	(8,613)
Core Earnings	$59,164	$51,783	$52,667

Core Earnings, per Diluted Share	$2.08	$1.86	$1.88

(a)
For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, $0.5 million or $0.02 per share, $1.1 million or $0.04 per share, and $0.4 million or $0.02 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings per diluted share as a result of our modification to the definition and calculation of Core Earnings in Q4 2018. The $0.5 million or $0.02 per share for the year ended December 31, 2018 was comprised of $1.3 million or $0.05 per share, $0.8 million or $0.03 per share, $1.0 million or $0.03 per share, and $(2.6) million or $(0.09) per share for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, respectively.

(b)
For the years ended December 31, 2017 and December 31, 2016, the above chart was not adjusted for transaction related expenses of $0.3 million and $0.4 million, respectively, as they did not have a material impact on Core Earnings for the periods. For the three months ended March 31, 2018, the above chart was not adjusted for transaction related expenses of $0.1 million as they did not have a material impact on Core Earnings for that period. Our policy with respect to transaction related expenses was modified in Q2 2018.

(c)
For the years ended December 31, 2017 and December 31, 2016, the above chart was not adjusted for deal related performance fees of $0.1 million and $0.1 million, respectively, as they did not have a material impact on Core Earnings for the periods. For the six months ended June 30, 2018, the above chart was not adjusted for deal related performance fees as they did not have a material impact on Core Earnings for that period. Our policy with respect to deal related performance fees was modified in Q3 2018.

Investment activities

We opportunistically invest in a diversified risk-adjusted portfolio of Agency RMBS, Credit Investments, and Single-Family Rental Properties. Our Credit Investments include our Residential Investments, Commercial Investments, and ABS Investments.

The risk-reward profile of our investment opportunities changes continuously with the market, with labor, housing and economic fundamentals, and with U.S. monetary policy, among others. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time as we opportunistically deploy capital.

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

Our SFR portfolio is comprised of 1,225 properties located predominantly in the Southeast United States. The values of these properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions, local real estate conditions, construction quality, age, and design; demographic factors; and retroactive changes to building or similar codes.

The following table presents a detailed break-down of our investment portfolio as of December 31, 2018 and December 31, 2017 and a reconciliation to our GAAP Investment Portfolio (in thousands):

	Amortized Cost		Carrying Value (a)		Percent of Investment Portfolio Carrying Value		Leverage Ratio (b)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Securities and Loans Segment
Agency RMBS	$2,019,617	$2,354,789	$2,015,586	$2,354,915	56.6%	62.3%	7.0x	7.5x
Residential Investments	969,484	969,743	1,019,116	1,034,816	28.6%	27.3%	3.4x	3.3x
Commercial Investments	348,720	345,214	365,052	351,594	10.3%	9.3%	2.4x	1.1x
ABS	21,946	40,217	21,160	40,958	0.6%	1.1%	1.0x	1.3x
Total Securities and Loans Segment	$3,359,767	$3,709,963	$3,420,914	$3,782,283	96.1%	100.0%	4.7x	4.4x

Single-Family Rental Properties Segment
Single-Family Rental Properties	$138,678	$—	$138,678	$—	3.9%	—%	2.7x	—
Total: Investment Portfolio	$3,498,445	$3,709,963	$3,559,592	$3,782,283	100.0%	100.0%	4.6x	4.4x
Investments in Debt and Equity of Affiliates (c)	$212,349	$83,434	$213,419	$85,291	N/A	N/A	(d)	(d)
Other Assets	$—	$238	$—	$242	N/A	N/A	N/A	N/A
TBAs	$—	$102,484	$—	$102,711	N/A	N/A	(d)	(d)
Total: GAAP Investment Portfolio	$3,286,096	$3,523,807	$3,346,173	$3,594,039	N/A	N/A	4.3x	4.2x

(a)	Carrying value represents fair value, except in the case of Single-family rental properties, which represents cost less accumulated depreciation and amortization.

(b)
The leverage ratio on Agency RMBS includes any net receivables on TBA. The leverage ratio by type of investment is calculated by dividing the investment type's total financing by its allocated equity (described in the chart below).

(c)	Net of any non-recourse securitized debt, as applicable.

(d)
Refer to the "Financing activities" section below for an aggregate breakout of leverage. During Q3 2018, the Company transferred certain of its CMBS from a non-wholly owned subsidiaries to a consolidated entity, resulting in those investments being reflected in the "Commercial Investments" line item of this chart and not in the "Investments in Debt and Equity of Affiliates" line item.

The following table presents a summary of the allocated equity of our investment portfolio as of December 31, 2018 and December 31, 2017 (in thousands):

	Allocated Equity		Percent of Equity
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Securities and Loans Segment
Agency RMBS	$257,454	$280,336	39.2%	39.2%
Residential Investments	241,284	245,934	36.8%	34.5%
Commercial Investments	109,159	169,953	16.6%	23.8%
ABS	10,293	18,036	1.6%	2.5%
Total Securities and Loans Segment	$618,190	$714,259	94.2%	100.0%

Single-Family Rental Properties Segment
SFR	$37,821	$—	5.8%	—%
Total	$656,011	$714,259	100.0%	100.0%

We allocate our equity by investment using the fair market value of our investment portfolio, less any associated leverage, inclusive of any long TBA position (at cost). We allocate all non-investment portfolio related items based on their respective characteristics in order to sum to stockholders’ equity per the consolidated balance sheets. Our equity allocation method is a non-GAAP methodology and may not be comparable to the similarly titled measure or concepts of other companies, who may use different calculations and allocation methodologies.

Securities and Loans Segment

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loans Segment as of December 31, 2018 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$1,832,745	$(2,630)	$1,830,115	4.08%	3.66%	8.82
Fixed Rate CMO	44,418	44,745	(388)	44,357	3.00%	2.79%	3.95
Inverse Interest Only	310,065	52,952	(594)	52,358	3.68%	9.84%	6.83
Interest Only	370,679	62,132	(682)	61,450	3.55%	6.67%	5.20
Excess MSR (4)	3,723,025	27,043	263	27,306	N/A	10.45%	6.76
Credit Investments:
Residential Investments
Prime (5)	388,021	287,754	28,637	316,391	4.83%	7.19%	10.95
Alt-A/Subprime (5)	209,577	125,896	11,789	137,685	4.76%	6.81%	7.30
Credit Risk Transfer	144,215	144,409	5,259	149,668	6.13%	6.26%	5.97
RPL/NPL Securities	310	310	—	310	6.97%	6.97%	0.25
Interest Only and Excess MSR (6)	337,908	3,373	(65)	3,308	0.63%	22.02%	5.51
Re/Non-Performing Loans	369,803	294,803	3,624	298,427	4.86%	7.71%	5.73
New Origination Loans	109,960	112,939	388	113,327	6.14%	5.06%	2.89
Commercial Investments
CMBS	172,095	131,159	(1,330)	129,829	6.14%	6.74%	3.64
Freddie Mac K-Series	202,176	70,590	14,694	85,284	5.89%	12.24%	9.56
Interest Only (7)	3,534,050	48,398	2,967	51,365	0.23%	6.87%	3.43
Commercial Real Estate Loans	98,574	98,573	1	98,574	7.45%	7.65%	0.92
ABS	22,125	21,946	(786)	21,160	9.49%	10.22%	5.38
Total: Securities and Loans Segment	$11,818,996	$3,359,767	$61,147	$3,420,914	2.41%	5.37%	6.00
Investments in Debt and Equity of Affiliates	$544,914	$212,349	$1,070	$213,419	3.29%	6.49%	5.10
Total: GAAP Securities and Loans Segment	$11,274,082	$3,147,418	$60,077	$3,207,495	2.38%	5.29%	6.04

(1)
Included in Agency RMBS, Residential Investments and Commercial Investments are $0.9 million fair market value, $207.4 million fair market value and $5.1 million fair market value, respectively, net of any non-recourse securitized debt, that are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheet. These items, inclusive of our investment in AG Arc and other items, net to $84.9 million which is included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheet. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments in debt and equity of affiliates.

(2)	Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4)	Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.

(5)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 665, respectively.

(6)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(7)	Includes Freddie Mac K-Series interest-only bonds.

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loans Segment as of December 31, 2017 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield (3)	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$1,848,172	$1,929,306	$(273)	$1,929,033	3.79%	3.13%	8.64
Fixed Rate CMO	52,264	52,670	281	52,951	3.00%	2.79%	4.13
ARM	176,561	175,726	661	176,387	2.35%	2.83%	4.79
Inverse Interest Only	256,983	44,704	(775)	43,929	4.20%	7.37%	5.86
Interest Only	387,256	45,182	(321)	44,861	2.66%	6.32%	4.38
Excess MSR (5)	822,600	4,717	326	5,043	N/A	12.12%	6.27
Fixed Rate 30 Year TBA (6)	100,000	102,484	227	102,711	3.50%	N/A	N/A
Credit Investments:
Residential Investments
Prime (7)	550,559	437,068	35,802	472,870	4.43%	6.34%	9.72
Alt-A/Subprime (7)	311,153	216,422	16,196	232,618	4.10%	5.91%	6.46
Credit Risk Transfer	149,710	149,786	10,712	160,498	5.11%	5.28%	5.87
RPL/NPL Securities	67,999	67,968	(92)	67,876	3.50%	3.57%	1.40
Interest Only and Excess MSR (8)	421,605	3,579	(634)	2,945	0.30%	11.58%	3.13
Re/Non-Performing Loans	122,478	90,995	3,089	94,084	5.16%	9.59%	6.57
New Origination Loans	3,822	3,925	—	3,925	5.50%	5.50%	3.20
Commercial Investments
CMBS	214,052	162,226	(271)	161,955	5.48%	6.16%	3.58
Freddie Mac K-Series	210,838	68,970	2,110	71,080	5.84%	13.54%	9.68
Interest Only (9)	3,493,579	57,384	3,654	61,038	0.27%	6.64%	3.70
Commercial Real Estate Loans	57,738	56,634	887	57,521	8.20%	9.41%	1.76
ABS	40,655	40,217	741	40,958	7.61%	8.27%	5.43
Total: Securities and Loans Segment	$9,288,024	$3,709,963	$72,320	$3,782,283	2.20%	4.64%	5.65
Investments in Debt and Equity of Affiliates	$1,690,414	$83,434	$1,857	$85,291	0.19%	12.32%	5.77
Other Assets	$54,215	$238	$4	$242	N/A	10.03%	5.89
TBAs	$100,000	$102,484	$227	$102,711	3.50%	N/A	N/A
Total: GAAP Securities and Loans Segment	$7,443,395	$3,523,807	$70,232	$3,594,039	2.65%	4.45%	5.64

(1)
Included in Residential Investments and Commercial Investments are $11.4 million fair market value and $73.9 million fair market value, respectively, that are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheet. These items, inclusive of our investment in AG Arc and other items, net to $99.7 million which is included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheet. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments in debt and equity of affiliates.

(2)	Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3)	Fixed Rate 30 Year TBA are excluded from this calculation.

(4)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

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

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio on an annualized basis, for the quarterly periods presented in 2018.

	Three Months Ended (1) (2)
Agency RMBS	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
30 Year Fixed Rate	4.0%	6.1%	5.9%	5.9%
Fixed Rate CMO	5.2%	9.1%	8.3%	3.5%
ARM	11.4%	10.1%	11.4%	11.2%
Interest Only	7.8%	6.0%	8.8%	7.4%
Weighted Average	4.4%	6.4%	6.4%	6.3%

(1)	Represents the weighted average monthly CPRs published during the quarter for our in-place portfolio during the same period.

(2)	Source: Bloomberg

The following table presents the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, for the quarterly periods presented in 2017.

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

As noted in the charts above, quarterly CPR decreased from 2017 to 2018. This was due to an increase in interest rates for 2018 as the average 10 year U.S. treasury rate was 2.327% for 2017 and 2.751% for 2018. This increase in rates resulted in slower prepayments of mortgages, a decreased CPR and higher yields on our Agency RMBS portfolio.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2018 (in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$409,237	$279,978	$26,811	$306,789	4.98%	7.01%	10.79
2010	1,415	1,237	18	1,255	2.51%	6.14%	2.94
2011	6,144	5,405	5	5,410	4.31%	6.03%	5.00
2012	4,966	4,147	545	4,692	4.22%	6.30%	3.59
2013	71,948	13,662	1,569	15,231	2.04%	7.57%	2.89
2014	991,192	33,899	3,956	37,855	0.28%	10.42%	1.01
2015	1,140,335	112,805	16,128	128,933	0.74%	9.19%	4.36
2016	1,292,975	111,709	12,800	124,509	0.78%	8.11%	4.96
2017	833,086	211,172	3,817	214,989	1.64%	7.58%	5.46
2018	366,221	166,254	(2,082)	164,172	2.49%	7.35%	5.51
Total: Non-GAAP Basis	$5,117,519	$940,268	$63,567	$1,003,835	1.28%	7.73%	4.62
Less: Investments in Debt and Equity of Affiliates	$271,780	$95,474	$465	$95,940	1.60%	8.26%	5.19
Total: GAAP Basis	$4,845,739	$844,794	$63,102	$907,895	1.26%	7.67%	4.59

(1)	Net of any non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2017 (in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$570,127	$415,152	$38,219	$453,371	4.62%	6.55%	9.69
2010	1,855	1,648	(1)	1,647	1.69%	5.70%	3.35
2011	6,953	6,059	(112)	5,947	3.50%	4.48%	5.72
2012	72,881	10,355	768	11,123	1.97%	6.31%	2.45
2013	109,464	41,716	1,874	43,590	2.48%	5.56%	3.80
2014	1,065,779	61,073	6,949	68,022	0.34%	11.08%	1.55
2015	1,341,477	234,963	8,266	243,229	1.01%	6.57%	3.85
2016	1,359,009	160,539	8,006	168,545	0.81%	6.95%	5.33
2017	970,500	339,345	6,284	345,629	1.84%	5.84%	5.92
Total: Non-GAAP Basis	$5,498,045	$1,270,850	$70,253	$1,341,103	1.38%	6.61%	4.72
Less: Investments in Debt and Equity of Affiliates	$1,677,993	$73,887	$1,833	$75,720	0.13%	13.05%	5.77
Total: GAAP Basis	$3,820,052	$1,196,963	$68,420	$1,265,383	1.89%	6.22%	4.26

(1)	Net of any non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2018 and December 31, 2017 (in thousands):

Credit Rating - Credit Securities (1)	December 31, 2018	December 31, 2017
AAA	$15,240	$69,582
A	24,824	49,000
BBB	27,510	10,763
BB	71,678	65,784
B	146,753	183,944
Below B	144,962	370,699
Not Rated	572,868	591,331
Total: Non-GAAP Basis	$1,003,835	$1,341,103
Less: Investments in Debt and Equity of Affiliates	$95,940	$75,720
Total: GAAP Basis	$907,895	$1,265,383

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios:

December 31, 2018
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	23.4%	Texas	10.9%
Florida	6.6%	California	9.8%
New York	6.4%	Florida	8.7%
Colorado	4.4%	New York	8.0%
Georgia	4.2%	New Jersey	7.8%
Other	55.0%	Other	54.8%
Total	100.0%	Total	100.0%

December 31, 2017
Non-Agency RMBS		CMBS
State	Percentage	State	Percentage
California	22.6%	California	12.5%
Florida	7.8%	Texas	9.4%
New York	7.2%	New York	7.7%
Colorado	4.0%	Arizona	7.5%
Texas	3.9%	New Jersey	6.8%
Other	54.5%	Other	56.1%
Total	100.0%	Total	100.0%

See Note 4 to the Consolidated Financial Statements for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

The following tables present certain information regarding the credit quality of all categories within our Non-Agency RMBS and CMBS portfolios:

December 31, 2018
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	10.4%	133.2	11.9%
Alt-A/Subprime	14.5%	152.3	16.3%
Credit Risk Transfer	0.3%	24.0	1.2%
RPL/NPL Securities	66.7%	62.0	89.3%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	1.1%	29.6	13.6%
Freddie Mac K Series	0.7%	39.7	0.6%

December 31, 2017
Non-Agency RMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	9.5%	114.5	14.5%
Alt-A/Subprime	16.0%	143.6	28.4%
Credit Risk Transfer	0.3%	19.7	1.1%
RPL/NPL Securities	73.3%	108.9	40.7%

CMBS*
Category	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	4.2%	37.1	18.5%
Freddie Mac K Series	—%	31.2	0.8%

*Sources: Intex, Trepp

Single-Family Rental Properties Segment

The following table presents certain information on our SFR portfolio as of December 31, 2018.

State	Number of Properties	Average Occupancy	Average Monthly Rent (a)	Average Monthly Rent PSF (a)	Percent of Rental Income (b)
South Carolina	436	85.8%	$1,081	$0.77	36.8%
Alabama	296	90.9%	1,005	0.67	24.6%
Georgia	210	89.0%	917	0.63	15.6%
North Carolina	121	84.3%	964	0.72	9.0%
Ohio	70	91.4%	1,072	0.80	6.2%
Indiana	49	93.9%	1,067	0.70	4.5%
Tennessee	43	81.4%	1,033	0.68	3.3%
Total	1,225	87.9%	$1,020	$0.71	100.0%

(a)	Represents average monthly rent, based on contractual amounts for occupied residences as of December 31, 2018.

(b)	Represents the percentage of total contractual rents for occupied residences in each state as of December 31, 2018.

Financing activities

We use leverage to purchase real estate, real estate securities, and loans in our investment portfolio. In 2018 and 2017, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the year ended December 31, 2018, but we continue to monitor the regulatory environment, which may influence the timing and amount of our financing activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 31 and 27 counterparties at December 31, 2018 and December 31, 2017, respectively.

The vast majority of our financing arrangements are repurchase agreements. Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of December 31, 2018 and December 31, 2017, we have met all margin call requirements.

For the year ended December 31, 2018, we noted changes in the spread of our financing arrangements. The Fed raised the federal funds interest rate by 25 bps in each of March 2018, June 2018, September 2018 and December 2018. In addition, our financing arrangement composition changed throughout 2018 as a result of the shift in the composition of our Investment Portfolio. Throughout 2018, we purchased more Re/Non-Performing and New Origination Loans, whose financing carries a higher financing cost than other credit assets in our Investment Portfolio. In addition, we purchased our SFR portfolio in 2018 and obtained financing, which also carries a higher financing cost than other assets in our Investment Portfolio. As a result, our cost of financing increased by 121 bps from 1.98% at December 31, 2017 to 3.19% at December 31, 2018.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for our (i) financing arrangements on our investment portfolio, U.S Treasury securities, and FHLBC Advances, and (ii) financing arrangements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP. Refer to the "Hedging Activities" section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
December 31, 2018
Non-GAAP Basis	$2,962,244	$2,953,741	$2,968,859
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,822,505	$2,827,890	$2,829,120
September 30, 2018
Non-GAAP Basis	$3,015,530	$2,896,931	$3,015,530
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,913,381	$2,804,098	$2,913,381
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594
December 31, 2016
Non-GAAP Basis	$1,910,509	$1,972,785	$2,009,130
Less: Investments in Debt and Equity of Affiliates	9,999	10,525	11,019
GAAP Basis	$1,900,510	$1,962,260	$1,998,111
September 30, 2016
Non-GAAP Basis	$2,237,849	$2,242,396	$2,275,368
Less: Investments in Debt and Equity of Affiliates	11,485	12,147	12,843
GAAP Basis	$2,226,364	$2,230,249	$2,262,525
June 30, 2016
Non-GAAP Basis	$2,263,591	$2,305,133	$2,368,335
Less: Investments in Debt and Equity of Affiliates	13,595	14,628	15,535
GAAP Basis	$2,249,996	$2,290,505	$2,352,800
March 31, 2016
Non-GAAP Basis	$2,573,321	$2,559,322	$2,582,944
Less: Investments in Debt and Equity of Affiliates	16,405	17,169	17,983
GAAP Basis	$2,556,916	$2,542,153	$2,564,961

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

Financing arrangements on our investment portfolio

As of December 31, 2018 and December 31, 2017, we have entered into financing arrangements on our investment portfolio with 44 and 39 counterparties, respectively, under which we had outstanding debt with 31 and 27 counterparties, respectively, inclusive of financing arrangements in affiliated entities. See Note 8 to the Notes to Consolidated Financial Statements for a description of our material financing arrangements.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of financial information related to financing arrangements related to our Investment Portfolio as of December 31, 2018 (in thousands):

	Securities and Loans Segment				Single-Family Rental Properties Segment
	Agency		Credit		SFR
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$52,385	3.92%	$—	—	$—	—
30 days or less	1,093,948	2.51%	482,281	3.52%	—	—
31-60 days	658,721	2.57%	274,968	4.55%	—	—
61-90 days	—	—	46,594	3.89%	—	—
91-180 days	—	—	13,699	6.01%	—	—
Greater than 180 days	—	—	237,631	4.56%	102,017	4.80%
Total: Non-GAAP Basis	$1,805,054	2.57%	$1,055,173	4.07%	$102,017	4.80%
Investments in Debt and Equity of Affiliates	$—	—	$139,739	5.79%	$—	—
Total: GAAP Basis	$1,805,054	2.57%	$915,434	3.81%	$102,017	4.80%

(1)
As of December 31, 2018, our weighted average days to maturity was 143 days and our weighted average original days to maturity was 218 days on a GAAP Basis. As of December 31, 2018, our weighted average days to maturity was 142 days and our weighted average original days to maturity was 226 days on a Non-GAAP Basis.

The following table presents a summary of financial information related to financing arrangements related to our Investment Portfolio as of December 31, 2017 (in thousands):

	Securities and Loans Segment
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

(1)
As of December 31, 2017, our weighted average days to maturity was 42 days and our weighted average original days to maturity was 117 days on a GAAP Basis. As of December 31, 2017, our weighted average days to maturity was 43 days and our weighted average original days to maturity was 118 days on a Non-GAAP Basis.

Repurchase agreements

The following table presents, as of December 31, 2018, a summary of financial information related to our repurchase agreements and corresponding real estate securities pledged as collateral (in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$52,385	3.92%	3.92%	2	3.0%
30 days or less	1,576,229	2.82%	2.82%	9	9.9%
31-60 days	852,017	2.85%	2.85%	46	8.1%
61-90 days	46,594	3.89%	3.89%	72	21.4%
91-180 days	13,699	6.01%	6.01%	178	38.1%
Greater than 180 days	26,212	4.71%	4.77%	556	21.9%
Total: Non-GAAP Basis	$2,567,136	2.91%	2.91%	29	9.7%
Investments in Debt and Equity of Affiliates	$55,025	4.94%	4.97%	258	27.1%
Total: GAAP Basis	$2,512,111	2.86%	2.86%	24	9.3%

The following table presents, as of December 31, 2017, a summary of financial information related to our repurchase agreements and corresponding real estate securities pledged as collateral (in thousands). It also reconciles these items to GAAP:

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

The decrease in the balance of our repurchase agreements from December 31, 2017 to December 31, 2018 was due to decreased financing as a result of a decrease in the size of our securities portfolio.

The following table presents, as of December 31, 2018, a summary of financial information related to our repurchase agreements and corresponding Re/Non-performing loans pledged as collateral (in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$83,762	4.27%	4.37%	728	15.6%

There were no repurchase agreements and corresponding Re/Non-performing loans pledged as collateral as of December 31, 2017.

Financing facilities

The following table presents information regarding the Company's term loan and revolving facilities as of December 31, 2018 and December 31, 2017 (in thousands). It also reconciles these items to GAAP.

		December 31, 2018			December 31, 2017
Facility	Maturity Date	Rate	Funding Cost (2)	Balance	Rate	Funding Cost (2)	Balance
Term loan facility, net (1)	October 10, 2023	4.63%	4.80%	$102,017	—	—	$—

Revolving facility A	July 1, 2019	4.66%	4.66%	$21,796	3.70%	3.70%	$21,796
Revolving facility B	June 15, 2020	4.53%	4.54%	63,328	4.07%	4.07%	10,330
Revolving facility C	August 10, 2023	4.53%	4.80%	39,491	—	—	—
Revolving facility D	February 19, 2019	5.00%	6.37%	81,671	—	—	—
Revolving facility E	August 25, 2019	4.88%	4.88%	3,043	3.91%	3.91%	5,825
Total revolving facilities				$209,329			$37,951

Total: Non-GAAP Basis				$311,346			$37,951
Investments in Debt and Equity of Affiliates				$84,714			$5,825
Total: GAAP Basis				$226,632			$32,126

(1)	The total borrowings under the term loan is $103.0 million, which is shown net of deferred financing costs of $1.0 million.

(2)	Funding costs represent the stated rate inclusive of any deferred financing costs.

The increase in the term loan facility balance from December 31, 2017 to December 31, 2018 is due to the financing obtained to acquire our SFR portfolio in September 2018. The increase in our Revolving facility B balance from December 31, 2017 to December 31, 2018 is due primarily to the financing obtained to purchase certain Re/Non-Performing Loans during the year. The increase in our Revolving facility C balance from December 31, 2017 to December 31, 2018 is due primarily to the financing obtained to purchase certain commercial real estate loans during the year. The increase in our Revolving facility D balance from December 31, 2017 to December 31, 2018 is due primarily to the financing obtained by Mortgage Acquisition Trust I LLC ("MATT") during the year in order to acquire New Origination Loans.

 Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity ("SPE") to facilitate the transaction (the "Resecuritization"). We determined that the SPE was a variable interest entity ("VIE") and that the VIE should be consolidated by us under ASC 810-10 and treated as a secured borrowing (the "Consolidated VIE"). See Note 2 to the Notes to Consolidated Financial Statements for more detail on the Consolidated VIE.

The following table details certain information on the Consolidated VIE as of December 31, 2018 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,821	$10,858	4.10%	4.47%	2.39
Retained tranche	8,401	6,550	4.61%	18.50%	8.37
Total resecuritized asset	$19,222	$17,408	4.32%	9.75%	5.00

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2018, the fair market value of the consolidated tranche is included in our consolidated balance sheets as "Non-Agency RMBS." As of December 31, 2018, we have recorded secured financing of $10.9 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

The following table details certain information on the Consolidated VIE as of December 31, 2017 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$16,355	$16,478	3.11%	3.92%	2.95
Retained tranche	8,618	6,101	4.28%	15.48%	9.04
Total resecuritized asset	$24,973	$22,578	3.51%	7.04%	5.05

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2017, the fair market value of the consolidated tranche is included in our consolidated balance sheets as "Non-Agency RMBS". As of December 31, 2017, we have recorded secured financing of $16.5 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

In February 2016, we originated a $12.0 million commercial loan and, at closing, transferred a 15.0% or $1.8 million participation interest in the loan (the "Participation Interest") to an unaffiliated third party. The Participation Interest bore interest at a rate of LIBOR+ 10.00% with a LIBOR floor of 0.25%. We determined that the Participation Interest should be consolidated under ASC 860 due to the fact that the sale of the Participation Interest did not meet the sales criteria established under ASC 860. The commercial loan was paid off in full in February 2017. The principal and interest due on the Participation Interest was paid from these proceeds.

Leverage

We define non-GAAP "at-risk" leverage as the sum of: (i) our GAAP financing arrangements, (ii) financing arrangements held through affiliated entities but exclusive of any financing utilized through AG Arc (iii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, (iv) the consolidated tranche issued by the Consolidated VIE, (v) the Participation Interest and (vi) our net TBA position (at cost). Our calculations of each type of leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP "at-risk" leverage ratio back to GAAP (in thousands).

December 31, 2018	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$2,833,363	$656,011	4.3x
Financing arrangements through affiliated entities	155,888
Non-GAAP "At Risk" Leverage	$2,989,251	$656,011	4.6x

December 31, 2017	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$3,023,293	$714,259	4.2x
Financing arrangements through affiliated entities	7,184
Net TBA receivable/(payable) adjustment	102,484
Non-GAAP "At Risk" Leverage	$3,132,961	$714,259	4.4x

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative instruments, including interest rate swaps, swaption agreements, futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our Securities and Loans Segment. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in interest rates. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. We do not hedge the financing on our Single-Family Rental Properties Segment. Refer to the tables below for a summary of our derivative instruments.

Our centrally cleared trades require that we post an "initial margin" to our counterparties of an amount determined by the Chicago Mercantile Exchange ("CME") and the London Clearing House ("LCH"), the central clearinghouses ("CCPs") through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CCPs from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash "variation margin" with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CCPs. Beginning in the first quarter of 2017, as a result of an amendment to the CCPs' rule book, which governs their central clearing activities, the daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 9 in the Notes to Consolidated Financial Statements for more information.

The following table presents the fair value of our derivative and other instruments and their balance sheet location at December 31, 2018 and December 31, 2017 (in thousands).

Derivatives and Other Instruments	GAAP Designation	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Other assets	$1,406	$1,428
Interest rate swaps (1)	Non-Hedge	Other liabilities	(317)	(450)
Swaptions	Non-Hedge	Other assets	323	362
Short positions on U.S. Treasury Futures (2)	Non-Hedge	Other assets	—	110
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	(11,378)	(24,379)

(1)
As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2)
As of December 31, 2018, the Company applied a reduction in fair value of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Futures liabilities, respectively, related to variation margin. As of December 31, 2017, the Company did not apply a fair value reduction to its U.S. Treasury Futures and Eurodollar Futures assets and liabilities.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in our consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments (in thousands):

Non-hedge derivatives and other instruments held long/(short):	December 31, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,963,500	$2,227,000
Net notional amount of Swaptions	260,000	270,000
Notional amount of short positions on U.S. Treasury Futures (1)	—	(52,500)
Notional amount of long positions on U.S. Treasury Futures (1)	30,000	—
Notional amount of short positions on Eurodollar Futures (2)	(500,000)	—
Notional amount of short positions on U.S. Treasuries	(11,250)	(24,668)

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest rate swaps, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	$(11,171)	$20,547	$5,009
Interest rate swaps, at fair value	Net realized gain/(loss)	21,338	(9,959)	(10,939)
Swaptions	Unrealized gain/(loss) on derivative and other instruments, net	(1,083)	(596)	—
Swaptions	Net realized gain/(loss)	(790)	—	—
Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	(1,001)	—	—
Eurodollar Futures	Net realized gain/(loss)	—	1,372	1,059
U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	36	748	(639)
U.S. Treasury Futures	Net realized gain/(loss)	607	(4,050)	1,558
U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(176)	(1,631)	4,314
U.S. Treasuries	Net realized gain	177	1,742	3,522

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	December 31, 2018	December 31, 2017
Interest rate swaps	5.57	4.56
Swaptions	0.60	0.59
Short positions on Eurodollar Futures	1.95	—
Short positions on U.S. Treasury Futures	—	0.22
Long positions on U.S. Treasury Futures	0.22	—
Short positions on U.S. Treasuries	2.88	6.86

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

As of December 31, 2018, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2018 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.56%	1.20
2021	58,500	3.00%	2.63%	2.76
2022	478,000	1.87%	2.72%	3.58
2023	403,000	3.05%	2.64%	4.65
2024	230,000	2.06%	2.63%	5.50
2025	125,000	2.87%	2.70%	6.38
2026	75,000	2.12%	2.66%	7.89
2027	264,000	2.35%	2.66%	8.68
2028	225,000	2.96%	2.69%	9.37
Total/Wtd Avg	$1,963,500	2.41%	2.67%	5.57

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of December 31, 2018, the Company had estimated undistributed taxable income of approximately $1.58 per share.

The following tables detail our common stock dividends during the years ended December 31, 2018, 2017 and 2016:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.50
9/14/2018	9/28/2018	10/31/2018	0.50
12/14/2018	12/31/2018	1/31/2019	0.50

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575
12/15/2017	12/29/2017	1/31/2018	0.475

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475

The following tables detail our preferred stock dividends during the years ended December 31, 2018, 2017 and 2016:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563
8.25% Series A	11/15/2018	11/30/2018	12/17/2018	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50
8.00% Series B	11/15/2018	11/30/2018	12/17/2018	0.50

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563
8.25% Series A	11/16/2017	11/30/2017	12/18/2017	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50
8.00% Series B	11/16/2017	11/30/2017	12/18/2017	0.50

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563
8.25% Series A	11/16/2016	11/30/2016	12/19/2016	0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50
8.00% Series B	11/16/2016	11/30/2016	12/19/2016	0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of December 31, 2018 consisted of borrowings under financing arrangements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At December 31, 2018, we had $88.0 million available to support our liquidity needs, comprised of $31.6 million of cash, $55.3 million of Agency fixed rate securities and CMOs that have not been pledged as collateral under any of our financing arrangements and $1.1 million of U.S. Treasury securities that have not been pledged as collateral under any of our financing arrangements. Refer to the "Contractual obligations" section of this Part II, Item 7 for additional obligations that could impact our liquidity.

Leverage

The amount of leverage we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our financing arrangements. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and the cost of any hedging activities. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

As of December 31, 2018, we had financing arrangements with 44 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2018, we had debt outstanding of $3.0 billion from 31 counterparties, inclusive of financing arrangements through affiliated entities. The borrowings under financing arrangements have maturities between January 2, 2019 and October 10, 2023. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing arrangements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

The following table presents contractual maturity information for our financing arrangements at December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Overnight	$52,385	$128,779
30 days or less	1,576,229	2,106,404
31 to 60 days	933,688	611,763
61 to 90 days	46,594	32,445
91-180 days	13,699	1,189
Greater than 180 days	339,649	131,011
Total: Non-GAAP Basis	$2,962,244	$3,011,591
Less: Investments in Debt and Equity of Affiliates	$139,739	$7,184
Total: GAAP Basis	$2,822,505	$3,004,407

As described above in the "Financing activities" section of this Part II, Item 7, we entered into the Resecuritization in 2014 that resulted in the consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 3 to the Notes to Consolidated Financial Statements for more detail.

As described above in the "Financing activities" section of this Part II, Item 7, we originated a $12.0 million commercial loan and transferred the Participation Interest to an unaffiliated third party. We recorded proceeds from the transfer in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. The commercial loan was paid off in full in February 2017. The principal and interest due on the loan participation was paid from these proceeds.

The following table presents information at December 31, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk (in thousands).

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$60,783	135	9%
Non-GAAP Adjustments (a)	(50,360)	12	(7)%
Credit Suisse Securities, LLC - GAAP	$10,423	147	2%

Barclays Capital Inc	$40,882	356	6%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

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

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls. Refer to the "Liquidity risk – derivatives" section of Part II, Item 7A of this Annual Report on Form 10-K for a further discussion on margin.

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

During Q4 2018, Agency RMBS spreads widened and benchmark rates fell sharply. Consequently, we were required to post margin to our derivative counterparties. These margin calls contributed to the decrease in our liquidity from $121.1 million at September 30, 2018 to $88.0 million at December 31, 2018.

Cash Flows

As of December 31, 2018, our cash and cash equivalents totaled $31.6 million representing a net increase from $15.2 million at December 31, 2017. Cash provided by operations of $78.0 million was attributable to net interest income less operating expenses. Cash provided by investing activities of $161.0 million was attributable to sales and principal repayments of investments less purchases of investments. Cash used in financing activities of $207.5 million was primarily attributable to repayments of financing arrangements offset by borrowings under financing arrangements and dividend payments.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of December 31, 2018, we sold 972,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $18.1 million.

Common offering

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.3 million, after deducting estimated offering expenses.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we incurred management fees of approximately $9.5 million, $9.8 million and $9.8 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $14.9 million, $11.0 million and $10.3 million of Other operating expenses for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, we have incurred $7.2 million, $6.3 million and $6.0 million, respectively, representing a reimbursement of expenses. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018. The Manager did not waive any expense reimbursements for the years ended December 31, 2017 and December 31, 2016.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of December 31, 2018, 42,951 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2018, we have granted an aggregate of 74,299 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of December 31, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 79,993 restricted stock units granted to our Manager have vested. The 40,007 restricted stock units that have not vested as of December 31, 2018 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019 and July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments - commercial real estate loans

On July 26, 2018, we purchased a commercial loan related to a construction project and agreed to fund a commitment of $75.0 million. We had funded $19.4 million as of December 31, 2018. As of December 31, 2018, our remaining commitment was $55.6 million.

Subsequent to December 31, 2018, on January 23, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $20.0 million. The Company funded $6.5 million and has a remaining commitment of $13.5 million.

Subsequent to December 31, 2018, on February 11, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $30.0 million. The Company funded $2.5 million and has a remaining commitment of $27.5 million.

Subsequent to December 31, 2018, on February 22, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $20.0 million. The Company funded $5.1 million and has a remaining commitment of $14.9 million.

Unfunded commitments - Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QMs, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds have agreed to provide up to $75.0 million of capital to MATH, of which we agreed to provide $33.4 million for use in this mortgage investment business (net of any return of capital to us). As of December 31, 2018, we had funded $19.4 million of our total capital commitment and our outstanding commitment was $14.0 million (net of any return of capital to us). As of February 5, 2019, we have fully funded our commitment.

Unfunded commitments - variable funding note

On March 29, 2018, the Company, alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture. Our share of the total commitment to the variable funding note is $12.4 million, of which we have funded $7.8 million as of December 31, 2018. As of December 31, 2018, our remaining commitment was $4.6 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at December 31, 2018 in the "Liquidity and capital resources" section for Part II, Item 7. As of December 31, 2018 and December 31, 2017, we are obligated to pay accrued interest on our financing arrangements in the amount of $12.3 million and $5.1 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to the increase in one-month LIBOR from 1.564% at December 31, 2017 to 2.503% at December 31, 2018. As most of our financing arrangements have maturities of one month or less, the change in one-month LIBOR contributed significantly to the increase in our accrued interest.

Our contractual obligations as of December 31, 2018 consisted of the following (in thousands):

	Total (1)	2019	2020-2021	2022-2023	Thereafter
Repurchase agreements	$2,595,873	$2,507,195	$88,678	$—	$—
Revolving facilities	124,615	21,796	63,328	39,491	—
Term loan (2)	103,000	—	—	103,000	—
Securitized debt (3)	10,858	2,591	4,463	3,665	139
	$2,834,346	$2,531,582	$156,469	$146,156	$139

(1)	Our contractual obligations through investments in debt and equity of affiliates is $139.7 million.

(2)	The term loan is shown gross of deferred financing costs of $1.0 million.

(3)	Securitized debt is contractually scheduled to mature by February 29, 2024. However, the weighted average life of the securitized debt is estimated to be 2.39 years.

The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements, or unfunded commitments on our commercial real estate loans as those contracts do not have fixed or determinable payments.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. As of December 31, 2018, our real estate securities, loans, Excess MSRs and interest in AG Arc had a fair market value of $234.9 million, net of any non-recourse debt. As of December 31, 2018, these investments, inclusive of associated financing arrangements and interest receivable/payable had a fair market value of $84.9 million which is included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of investments in debt and equity of affiliates.

We have committed to invest up to $33.4 million in MATT through our ownership of MATH. As of December 31, 2018, we have funded $19.4 million of our total capital commitment and our outstanding commitment was $14.0 million (net of any return of capital to us). As of February 5, 2019, we have fully funded our commitment.

We have committed to invest up to $12.4 million in the variable funding note. As of December 31, 2018, we had funded $7.8 million of our total commitment and our outstanding commitment was $4.6 million.

We have committed to invest up to $75.0 million in a commercial loan. As of December 31, 2018, we have funded $19.4 million of our total capital commitment and our outstanding commitment was $55.6 million.

Management views our TBA position and our investments in debt and equity of affiliates as part of our investment portfolio. Exclusive of our TBAs and our investments in debt and equity of affiliates described above, we do not expect these off-balance sheet arrangements, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations, given our ability to finance such arrangements.

Certain related person transactions

Our Board of Directors has adopted a policy regarding the approval of any "related person transaction," which is any transaction or series of transactions in which (i) we or any of our subsidiaries is or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a "related person" (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary any related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary, in consultation with outside counsel, to the extent appropriate, would then assess and promptly communicate that information to the audit committee of our Board of Directors. Based on its consideration of all of the relevant facts and circumstances, the audit committee will review, approve or ratify such transactions as appropriate. The audit committee will not approve or ratify a related person transaction unless it shall have determined that such transaction is in, or is not inconsistent with, our best interests and does not create a conflict of interest. If we become aware of an existing related person transaction that has not been approved under this policy, the transaction will be referred to the audit committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Grants of restricted common stock

As of December 31, 2018, we have granted an aggregate of 74,299 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 shares of restricted stock units to our Manager under our equity incentive plans. As of December 31, 2018, all the shares of restricted common stock granted to our Manager and independent directors have vested and 79,993 restricted stock units granted to our Manager have vested.

Red Creek

In connection with our investments in Re/Non-Performing Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and a direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the fees paid by us to the Asset Manager, totaled $376,055, $175,780, and $259,116, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets and had a fair value of $20.4 million and $17.9 million on December 31, 2018 and December 31, 2017, respectively.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiary, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs, and as of December 31, 2018, these Excess MSRs had fair value of approximately $27.3 million.

In connection with our investments in Excess MSRs purchased through Arc Home, we paid an administrative fee to Arc Home. For the year ended December 31, 2018 and December 31, 2017, the administrative fees paid by us to Arc Home totaled $249,845 and $10,762, respectively. We paid no administrative fees to Arc Home for the year ended December 31, 2016.

Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. Our share of MATH’s total capital commitment to MATT is $33.4 million, of which we had funded $19.4 million as of December 31, 2018. As of December 31, 2018, our remaining commitment was $14.0 million (net of any return of capital to us). As of February 5, 2019, we have fully funded our commitment.

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under our management agreement. For further detail on the Management Agreement, see the "Contractual obligations–Management agreement" section of this Part II, Item 7.

Other transactions with affiliates

Our Board of Directors has adopted a policy regarding the approval of any "affiliated transaction," which is any transaction or series of transactions in which Angelo Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo Gordon’s management, on the other hand (an "Affiliated Transaction"). In order for the Company to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by the Chief Risk Officer of the Company and the Chief Compliance Officer of Angelo Gordon. The price at which the security or investment is traded is the market price or market bid for such security or investment. Independent third-party valuations are used when market prices or bids are not available or prove to be impracticable to acquire. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

In June 2016, in accordance with our Affiliated Transactions Policy, we executed two trades whereby we acquired real estate securities from two separate affiliates of the Manager (the "June Selling Affiliates"). As of the date of the trades, the securities acquired from the June Selling Affiliates had a total fair value of $6.9 million. In each case, the June Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the June Selling Affiliates, we submitted our bid for the real estate securities to the June Selling Affiliates. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In February 2017, in accordance with our Affiliated Transactions Policy, we executed one trade whereby we acquired a real estate security from an affiliate of the Manager (the "February Selling Affiliate"). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, we submitted our bid for the real estate security to the February Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In July 2017, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the "July Selling Affiliate"). As of the date of the trade, the securities acquired from the July Selling Affiliate had a total fair value of $0.2 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by an independent third-party pricing vendor. The third-party pricing vendor allowed us to confirm third-party market pricing and best execution.

In October 2017, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities and loans from two separate affiliates of the Manager (the "October Selling Affiliates"). As of the date of the trade, the real estate securities and loans acquired from the October Selling Affiliates had a total fair value of $8.4 million. As procuring market bids for the real estate securities and loans was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

In October 2018, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities and loans from an affiliate of the Manager (the "October 2018 Selling Affiliate"). As of the date of the trade, the real estate securities and loans acquired from the October 2018 Selling Affiliate had a total fair value of $544,000. As procuring market bids for the real estate securities and loans was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 7 to the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the Notes to Consolidated Financial Statements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Compliance with Investment Company Act and REIT tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2018, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2018. We also calculate that our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2018. Overall, we believe that we met the REIT income and asset tests. We also believe that we met all other REIT requirements, including the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2018, we believe that we qualified as a REIT under the Code.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and using hedging instruments to adjust interest rate sensitivity of our target assets and borrowings.

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our financing arrangements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising interest rates as we renew, or "roll," maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

The following chart details information about our duration gap as of December 31, 2018:

Duration (1)(2)	Years
Agency RMBS	2.40
Residential Loans (3)	0.40
Hedges	(2.84)
Subtotal	(0.04)

Credit Investments, excluding Residential Loans (3)	0.78
Duration Gap	0.74

(1)	Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items.

(2)	The calculation of duration does not include our SFR portfolio.

(3)	Residential Loans include Re/Non Performing Loans and New Origination Loans.

The following table quantifies the estimated percent changes in GAAP equity, the market value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of December 31, 2018. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from our projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2018, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Market Value as a Percentage of GAAP Equity	Change in Fair Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+75	-4.7%	-0.9%	-3.7%
+50	-2.8%	-0.5%	-2.4%
+25	-1.2%	-0.2%	-1.2%
-25	0.7%	0.1%	1.0%
-50	0.8%	0.2%	1.9%
-75	0.3%	0.1%	2.6%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)	Interest income includes trades settled as of December 31, 2018.

The information set forth in the interest rate sensitivity table above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table. See below for additional risks which may impact the fair market value of our assets, GAAP equity and net income.

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

Liquidity risk – financing arrangements

We pledge real estate securities or mortgage loans and cash as collateral to secure our financing arrangements. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our financing arrangements at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007 - 2009, our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

Liquidity risk – derivatives

The terms of our interest rate swaps and futures require us to post collateral in the form of cash or Agency RMBS to our counterparties to satisfy two types of margin requirements: variation margin and initial margin.

We and our swap and futures counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swaps or futures. Hence, as our swaps or futures lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps or futures gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swaps or futures counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our repurchase transactions during periods of rising interest rates.

Initial margin works differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swaps or futures and our counterparties were forced to unwind the swap or futures. For trades executed on a bilateral basis, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the trade. This means that once we post initial margin at the outset of a bilateral trade, we will have no further posting obligations as it pertains to initial margin. However, the initial margin on our centrally cleared trades varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared trades will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our swaps and futures discussed above.

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

As further discussed in Note 2 of the Notes to Consolidated Financial Statements section below, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS, Excess MSR, and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Real estate value risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing or commercial real estate); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the real estate we invest in or the collateral underlying our RMBS and CMBS portfolios as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

Credit risk

Although we expect to encounter only de minimis credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency assets in our portfolio, including residential and commercial mortgage loans as well as Non-Agency RMBS, ABS, CMBS, Excess MSRs and Interest Only investments related to Non-Agency and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

Seasonality

Our SFR portfolio and related operating results may be impacted by seasonal factors throughout the year. In particular, we may experience higher levels of resident move-outs during the summer months, which may impact both our rental revenues and related turnover costs. Further, our property operating costs can be seasonally impacted in certain markets by increases in expenses such as HVAC repairs, costs to re-resident, and landscaping expenses during the summer season.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of AG Mortgage Investment Trust, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the portfolio of Single-Family Rental Properties (“SFR”) from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded SFR from our audit of internal control over financial reporting. SFR is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3.9% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 27, 2019

We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Real estate securities, at fair value:
Agency - $1,934,562 and $2,126,135 pledged as collateral, respectively	$1,988,280	$2,247,161
Non-Agency - $605,243 and $976,072 pledged as collateral, respectively (1)	625,350	1,004,256
ABS - $13,346 and $30,833 pledged as collateral, respectively	21,160	40,958
CMBS - $248,355 and $211,180 pledged as collateral, respectively	261,385	220,169
Residential mortgage loans, at fair value - $99,283 and $- pledged as collateral, respectively	186,096	18,890
Commercial loans, at fair value	98,574	57,521
Single-family rental properties, net	138,678	—
Investments in debt and equity of affiliates	84,892	99,696
Excess mortgage servicing rights, at fair value	26,650	5,084
Cash and cash equivalents	31,579	15,200
Restricted cash	52,779	37,615
Other assets	33,503	42,745
Total Assets	$3,548,926	$3,789,295

Liabilities
Financing arrangements, net	$2,822,505	$3,004,407
Securitized debt, at fair value	10,858	16,478
Dividend payable	14,372	13,392
Other liabilities	45,180	40,759
Total Liabilities	2,892,915	3,075,036
Commitments and Contingencies (Note 14)
Stockholders' Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 28,744 and 28,193 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	287	282
Additional paid-in capital	595,412	585,530
Retained earnings/(deficit)	(100,902)	(32,767)
Total Stockholders' Equity	656,011	714,259

Total Liabilities & Stockholders' Equity	$3,548,926	$3,789,295
 The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 3 for details of balances associated with variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Interest Income
Interest income	$156,475	$128,845	$123,006
Interest expense	72,058	43,722	33,785
Total Net Interest Income	84,417	85,123	89,221

Other Income/(Loss)
Rental income	4,091	—	—
Net realized gain/(loss)	(39,501)	(13,986)	(10,391)
Net interest component of interest rate swaps	2,230	(7,763)	(6,010)
Unrealized gain/(loss) on real estate securities and loans, net	(20,940)	45,529	2,673
Unrealized gain/(loss) on derivative and other instruments, net	(13,538)	19,813	8,613
Other income	372	55	374
Total Other Income/(Loss)	(67,286)	43,648	(4,741)

Expenses
Management fee to affiliate	9,544	9,835	9,809
Other operating expenses	14,923	10,965	10,291
Equity based compensation to affiliate	239	301	299
Excise tax	1,500	1,500	1,513
Servicing fees	433	234	404
Property depreciation and amortization	2,336	—	—
Property operating and maintenance expenses	1,862	—	—
Property management fee	319	—	—
Total Expenses	31,156	22,835	22,316

Income/(loss) before equity in earnings/(loss) from affiliates	(14,025)	105,936	62,164

Equity in earnings/(loss) from affiliates	15,593	12,622	1,519
Net Income/(Loss)	1,568	118,558	63,683

Dividends on preferred stock	13,469	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$(11,901)	$105,089	$50,214

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.42)	$3.77	$1.80
Diluted	$(0.42)	$3.77	$1.80

Weighted Average Number of Shares of Common Stock Outstanding
Basic	28,392	27,866	27,952
Diluted	28,392	27,883	27,953

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2016	28,286	$283	$49,921	$111,293	$584,582	$(79,135)	$666,944
Repurchase of common stock	(615)	(6)	—	—	(8,724)	—	(8,730)
Grant of restricted stock and amortization of equity based compensation	29	—	—	—	418	—	418
Common dividends declared	—	—	—	—	—	(52,970)	(52,970)
Preferred Series A dividends declared	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	(9,200)	(9,200)
Net Income/(Loss)	—	—	—	—	—	63,683	63,683
Balance at December 31, 2016	27,700	$277	$49,921	$111,293	$576,276	$(81,891)	$655,876

Balance at January 1, 2017	27,700	$277	$49,921	$111,293	$576,276	$(81,891)	$655,876
Net proceeds from issuance of common stock	461	5	—	—	8,714	—	8,719
Grant of restricted stock and amortization of equity based compensation	32	—	—	—	540	—	540
Common dividends declared	—	—	—	—	—	(55,965)	(55,965)
Preferred Series A dividends declared	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	(9,200)	(9,200)
Net Income/(Loss)	—	—	—	—	—	118,558	118,558
Balance at December 31, 2017	28,193	$282	$49,921	$111,293	$585,530	$(32,767)	$714,259

Balance at January 1, 2018	28,193	$282	$49,921	$111,293	$585,530	$(32,767)	$714,259
Net proceeds from issuance of common stock	512	5	—	—	9,251	—	9,256
Grant of restricted stock and amortization of equity based compensation	39	—	—	—	631	—	631
Common dividends declared	—	—	—	—	—	(56,234)	(56,234)
Preferred Series A dividends declared	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	(9,200)	(9,200)
Net Income/(Loss)	—	—	—	—	—	1,568	1,568
Balance at December 31, 2018	28,744	$287	$49,921	$111,293	$595,412	$(100,902)	$656,011

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash Flows from Operating Activities
Net income/(loss)	$1,568	$118,558	$63,683
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	(4,031)	(4,596)	(9,569)
Net realized (gain)/loss	39,501	13,986	10,391
Unrealized (gain)/loss on real estate securities and loans, net	20,940	(45,529)	(2,673)
Unrealized (gain)/loss on derivative and other instruments, net	13,538	(19,813)	(8,613)
Property depreciation and amortization	2,336	—	—
Equity based compensation to affiliate	239	301	299
Equity based compensation expense	392	239	119
Income from investments in debt and equity of affiliates in excess of distributions received	(9,418)	(5,639)	(922)
Change in operating assets/liabilities:
Other assets	(857)	(3,752)	3,479
Other liabilities	13,824	5,099	(3,415)
Net cash provided by (used in) operating activities	78,032	58,854	52,779

Cash Flows from Investing Activities
Purchase of real estate securities	(2,138,411)	(2,225,724)	(563,568)
Purchase of residential mortgage loans	(205,043)	—	—
Purchase of commercial loans	(55,453)	(10,271)	(14,636)
Origination of commercial loans	—	—	(10,428)
Purchase of U.S. treasury securities	(249,659)	—	(358,418)
Purchase of single-family rental properties	(140,854)	—	—
Investments in debt and equity of affiliates	(62,479)	(28,168)	(33,127)
Purchase of excess mortgage servicing rights	(25,162)	(3,399)	—
Proceeds from sale of real estate securities	2,214,729	566,047	364,354
Proceeds from sale of residential mortgage loans	34,408	18,536	35,606
Proceeds from sales of U.S. treasury securities	249,227	—	588,220
Distributions received in excess of income from investments in debt and equity of affiliates	22,962	6,396	1,697
Principal repayments on real estate securities	487,519	518,047	495,645
Principal repayments on residential mortgage loans	4,704	6,597	3,250
Principal repayments on commercial loans	14,522	13,478	40,000
Net proceeds from (payment made on) reverse repurchase agreements	13,299	(1,980)	(22,634)
Net proceeds from (payment made on) sales of securities borrowed under reverse repurchase agreements	(12,732)	2,086	24,356
Net settlement of interest rate swaps and other instruments	10,435	6,224	(8,572)
Net settlement of TBAs	(233)	1,669	2,771
Proceeds from redemption of FHLBC Stock	—	—	8,014
Cash flows provided by (used in) other investing activities	(737)	4,058	1,378
Net cash provided by (used in) investing activities	161,042	(1,126,404)	553,908

Cash Flows from Financing Activities
Repurchase of common stock	—	—	(9,929)
Net proceeds from issuance of common stock	9,282	8,718	—
Deferred financing costs paid	(1,013)	—	—
Borrowings under financing arrangements	51,642,506	41,215,511	73,758,906
Borrowings under FHLBC advances	—	—	147,216
Repayments of financing arrangements	(51,789,674)	(40,112,384)	(73,892,590)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Repayments of FHLBC advances	—	—	(544,110)
Proceeds from transfer of loan participation	—	—	1,564
Repayments of loan participation	—	(1,800)	—
Net collateral received from (paid to) derivative counterparty	(201)	787	(940)
Net collateral received from (paid to) repurchase counterparty	292	(321)	322
Net collateral received from (paid to) FHLBC	—	—	250
Dividends paid on common stock	(55,254)	(55,730)	(53,309)
Dividends paid on preferred stock	(13,469)	(13,469)	(13,469)
Net cash provided by (used in) financing activities	(207,531)	1,041,312	(606,089)

Net change in cash and cash equivalents	31,543	(26,238)	598
Cash and cash equivalents, and restricted cash, Beginning of Year	52,815	79,053	78,455
Cash and cash equivalents, and restricted cash, End of Year	$84,358	$52,815	$79,053

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and FHLBC advances	$63,180	$40,106	$32,477
Cash paid for income tax	$1,394	$1,738	$1,587
Supplemental disclosure of non-cash financing and investing activities:
Principal repayments on real estate securities not yet received	$—	$734	$1,124
Proceeds from mortgage loan sales not yet received	$—	$—	$3,633
Common stock dividends declared but not paid	$14,372	$13,391	$13,158
Repayments of financing arrangements not yet paid	$—	$—	$770
Decrease of securitized debt	$5,533	$5,241	$8,824
Transfer from residential mortgage loans to other assets	$1,825	$2,486	$1,897
Transfer from investments in debt and equity of affiliates to CMBS	$65,425	$—	$3,103
Transfer from financing arrangements to investments in debt and equity of affiliates	$33,720	$—	$—
Transfer from non-agency to investments in debt and equity of affiliates	$44,970	$—	$—
Transfer from other assets to investments in debt and equity of affiliates	$242	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash and cash equivalents	$31,579	$15,200	$52,470
Restricted cash	52,779	37,615	26,583
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$84,358	$52,815	$79,053

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is focused on investing in, acquiring and managing a diversified portfolio of residential mortgage-backed securities, or RMBS, issued or guaranteed by a U.S. government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, "GSEs") or any agency of the U.S. Government such as Ginnie Mae (collectively, "Agency RMBS") and other real estate-related securities and financial assets, including Non-Agency RMBS, ABS, CMBS, excess mortgage servicing rights ("Excess MSRs"), loans and single-family rental properties, each as described below.

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

Asset Backed Securities ("ABS") are securitized investments for which the underlying assets are diverse, not only representing real estate related assets.

Commercial Mortgage Backed Securities ("CMBS") represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below) secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS, and CMBS asset types as "real estate securities" or "securities."

Commercial loans are secured by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates. Residential mortgage loans refer to performing, re-performing and non-performing loans secured by a first lien mortgage on residential mortgaged property located in any of the 50 states of the United States or in the District of Columbia. The Company refers to its residential and commercial mortgage loans as "mortgage loans" or "loans."

Single-family rental properties represent equity interests in residential properties held for the purpose of owning, leasing, and operating as single-family rental properties.

The Company conducts its business through the following segments: (i) Securities and Loans and (ii) Single-Family Rental Properties.

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a privately-held, SEC-registered investment adviser, pursuant to a management agreement. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of December 31, 2018, the Company held $0.6 million of cash equivalents. As of December 31, 2017, the Company held no cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker does not include variation margin received on centrally cleared derivatives. See Note 9 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, financing arrangements and security deposits. Restricted cash also includes cash deposited into accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums, interest expenses, property management fees and capital expenditures. Restricted cash is not available to the Company for general corporate purposes. As of December 31, 2018, the Company held $1.3 million of restricted cash related to security deposits. As of December 31, 2017, the Company held no restricted cash related to security deposits. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 9 for more detail.

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

Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification ("ASC") 260, "Earnings per Share," the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value will be determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities," ASC 325-40, "Beneficial Interests in Securitized Financial Assets," or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheets and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." Real estate securities acquired through securitizations are shown in the line item "Purchase of real estate securities" on the consolidated statement of cash flows.

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

The Company accounts for its securities under ASC 310 and ASC 325 and evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary."

When a real estate security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally for securities accounted for under ASC 325-40 an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and include observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the "Net realized gain/(loss)" line item on the consolidated statement of operations.

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

Any remaining unrealized losses on securities at December 31, 2018 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

Realized gains or losses on sales of securities, loans and derivatives are included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out, or FIFO, basis. Realized gains and losses are recorded in earnings at the time of disposition.

Accounting for residential and commercial mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10, "Receivables." At purchase, the Company may aggregate its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net."

The Company amortizes or accretes any premium or discount over the life of the loans utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal on its loans, to determine whether they are impaired. A loan or pool of loans is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan or pool of loans is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30. Mortgage loans that are delinquent 60 or more days are considered non-performing.

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250, "Accounting Changes and Error Corrections" with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, may be recognized as impairment. Increases in interest income may be recognized on a loan on which the Company previously recorded an OTTI charge if the performance of such loan subsequently improves.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, Excess MSRs, and loans. These types of investments may also be held directly by the Company. These entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On December 9, 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly "Non-QMs," which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year.

During Q3 2018, the Company transfered certain of its CMBS from certain of its non-wholly owned subsidiaries to a consolidated entity. The Company executed this transfer in order to obtain financing on these real estate securities. As a result, there was a reclassification of these assets from the "Investments in debt and equity of affiliates" line item to the "CMBS" line item on the Company's consolidated balance sheets. In addition, the Company has also shown this reclassification as a non-cash transfer from the "Investments in debt and equity of affiliates" line item to the "CMBS" line item on its consolidated statements of cash flows.

The below table reconciles the fair market value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheet (in thousands).

	December 31, 2018	December 31, 2017
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$214,564	$88,349
AG Arc, at fair value	20,360	17,911
Financing arrangements	(139,739)	(7,184)
Other assets/(liabilities)	(10,293)	620
Investment in debt and equity of affiliates	$84,892	$99,696

(1)	Net of any non-recourse securitized debt.

(2)	Within Real Estate Securities, Excess MSRs and Loans is $113.3 million and $3.9 million of fair market value of Non-QMs held in MATT at December 31, 2018 and December 31, 2017, respectively.

The Company’s investments in debt and equity of affiliates are recorded at fair market value on the consolidated balance sheets in the "Investments in debt and equity of affiliates" line item and periodic changes in fair market value are recorded in current period earnings on the consolidated statement of operations as a component of "Equity in earnings/(loss) from affiliates." Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

Accounting for excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to Excess MSRs. The Company has chosen to make a fair value election pursuant to ASC 825 for Excess MSRs. Excess MSRs are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on derivative and other instruments, net."

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

may be recognized on an Excess MSR on which the Company previously recorded an OTTI charge if the performance of such Excess MSR subsequently improves.

Accounting for single-family rental properties

Purchases of single-family rental properties are treated as asset acquisitions under ASU 2017-01, "Clarifying the Definition of a Business" and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820 and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price, the Company utilizes its own market knowledge and published market data and generally engages a third-party valuation specialist to assist management in the determination of fair value for purposes of allocating price of properties acquired as part of portfolio level transactions. For purposes of this allocation, the purchase price is inclusive of acquisition costs, which include legal costs, as well as other closing costs.

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

The Company records single-family rental properties at purchase price plus any capitalized expenses less accumulated depreciation and amortization and any impairment to the "Single-family rental properties" line item on the consolidated balance sheets. Costs capitalized in connection with property acquisitions and improvements are depreciated over their estimated useful lives on a straight line basis. Buildings are depreciated over 30 years and improvements are depreciated over a range of 5 years to 30 years. In-place lease intangibles are recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the remaining life of the leases and are recorded in "Single-family rental properties, net" on the Company's consolidated balance sheets. The weighted average remaining life of the leases is 5.7 months.

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

Investment consolidation and transfers of financial assets

For each investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company refers to guidance in ASC 810-10, "Consolidation." In situations where the Company is the transferor of financial assets, the Company refers to the guidance in ASC 860-10 "Transfers and Servicing."

In variable interest entities ("VIEs"), an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. See Note 3 for more detail.

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

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed wholly owned entity so the Company could obtain financing on these real estate securities. The Company evaluated whether this newly formed entity was a VIE and, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated. If the Company had determined that consolidation was not required, it would have accounted for its investment in this entity as an equity method investment. See Note 3 below as well as the “Investments in debt and equity of affiliates” section above for more detail.

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

On February 12, 2016, the Company originated a $12.0 million commercial loan and at closing, transferred a 15% or $1.8 million interest in the loan (the "Participation Interest") to an unaffiliated third party. The Company, as transferor, evaluated the transfer under ASC 860-10, and concluded the transferred participation interest should be accounted for as a secured borrowing. The Company has recorded the $12.0 million commercial loan on its consolidated balance sheets as an asset in the "Commercial loans, at fair value" line item. The Company has recorded a $1.8 million liability in the "Loan participation payable, at fair value" line item representing the transfer of the participation interest. The Company has chosen to make a fair value election on the consolidated interest pursuant to ASC 825. The holder of the participation interest has no recourse to the general credit of the Company. The commercial loan was paid off in full in February 2017. The principal and interest due on the Participation Interest was paid from these proceeds. See Note 4 for more detail.

From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a "sale" and the loans will be removed from the consolidated balance sheets or as a "financing" and will be classified as "real estate securities" on the consolidated balance sheets, depending upon the structure of the securitization transaction. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs," ASC 320-10 or ASC 325-40 as applicable. Total interest income is recorded in the “Interest income” line item on the consolidated statement of operations.

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

Financing arrangements

The Company finances the acquisition of certain assets within its portfolio through the use of financing arrangements. Financing arrangements include repurchase agreements and financing facilities. The Company's financing facilities include both term loans and revolving facilities. Repurchase agreements and financing facilities are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and revolving facilities approximates fair value.

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2018 and December 31, 2017, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2018 and December 31, 2017, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 7 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

To-be-announced securities

A to-be-announced security ("TBA") is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. Dollar roll income is recognized in the consolidated statement of operations in the line item "Unrealized gain/(loss) on derivative and other instruments, net."

The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable, respectively, until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if they do not qualify for the “regular way” security trade scope exception found in ASC 815-10. To be eligible for this scope exception, the contract must meet the following conditions: (1)there is no other way to purchase or sell that security, (2) delivery of that security and settlement will occur within the shortest period possible for that type of security, and (3) it is probable at inception and throughout the term of the individual contract that the contract will not settle net and will result in physical delivery of a security when it is issued. Unrealized gains and losses associated with TBA contracts not meeting the regular-way exception and not designated as hedging instruments are recognized in the consolidated statement of operations in the line item "Unrealized gain/(loss) on derivative and other instruments, net."

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.The Company establishes haircuts to ensure the market value of the underlying assets remain sufficient to protect the Company in the event of a default by a counterparty. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in "Interest income" and "Interest expense," respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in "Net realized gain/(loss)" and "Unrealized gain/(loss) on derivative and other instruments, net," respectively, on the consolidated statement of operations.

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

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs") and may elect to treat other subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.

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

The Company evaluates uncertain income tax positions, if any, in accordance with ASC 740, "Income Taxes." The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. See Note 9 for further details.

Deal related performance fees

The Company accrues deal related performance fees, payable to Arc Home and third party operators, on certain of its CMBS, Excess MSRs, and its single-family rental properties. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are incurred and are included in the "Other operating expenses" line item on our Consolidated Statement of Operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock-based compensation

The Company applies the provisions of ASC 718, "Compensation—Stock Compensation" with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. Compensation cost is measured based on the fair value of the equity or liability instruments issued.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning the FASB's new revenue recognition guidance for non-lease components. The new guidance will also require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of how certain cash receipts and cash payments are presented. These specific issues include debt prepayment and debt extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions, among others. The adoption of this standard reclassified certain items on the Company’s consolidated statement of cash flows between the "Cash flows from Operating Activities" and the "Cash Flows from Investing Activities" line items as it pertains to the settlement of certain instruments. The Company adopted ASU 2016-15 in the first quarter of 2018 and applied the guidance retrospectively to its prior period consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this standard required the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to its prior period consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). ASU 2016-13 introduces a new model related to the accounting for credit losses on instruments, specifically, financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, requiring an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity’s assumptions and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In March 2017, the FASB issued ASU 2017-8, "Premium Amortization of Purchased Callable Debt Securities" ("ASU 2017-8"). The amendments in this update require purchase premiums for investments in debt securities that are noncontingently callable by the issuer (at a fixed price and preset date) to be amortized to the earliest call date. Previously, purchase premiums for such investments were permitted to be amortized to the instrument’s maturity date. ASU 2017-8 is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018–7, "Improvements to Nonemployee Share–Based Payment Accounting" ("ASU 2018-7"). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative–effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company plans to adopt this guidance and has concluded it will have not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 "Fair Value Measurement" by adding, eliminating, and modifying certain disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and requires application of the prospective method of transition. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2018 and December 31, 2017. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations ("CMOs") representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S government-sponsored entity. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the Company’s real estate securities portfolio as of December 31, 2018 (in thousands):

				Gross Unrealized (1)			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$50,750	$1,832,745	$6,544	$(9,174)	$1,830,115	4.08%	3.66%
Fixed Rate CMO	44,418	327	44,745	—	(388)	44,357	3.00%	2.79%
Interest Only	680,743	(565,659)	115,084	1,788	(3,064)	113,808	3.61%	8.13%
Total Agency:	2,507,156	(514,582)	1,992,574	8,332	(12,626)	1,988,280	3.94%	3.89%

Credit Investments:
Non-Agency RMBS	763,753	(189,569)	574,184	50,131	(2,064)	622,251	5.09%	7.18%
Non-Agency RMBS Interest Only	296,677	(293,520)	3,157	879	(937)	3,099	0.63%	21.88%
Total Non-Agency:	1,060,430	(483,089)	577,341	51,010	(3,001)	625,350	4.29%	7.25%

ABS	22,125	(179)	21,946	—	(786)	21,160	9.49%	10.22%

CMBS	361,514	(163,366)	198,148	14,936	(2,030)	211,054	6.12%	8.87%
CMBS Interest Only	3,401,670	(3,354,311)	47,359	3,243	(271)	50,331	0.24%	6.87%
Total CMBS:	3,763,184	(3,517,677)	245,507	18,179	(2,301)	261,385	0.48%	8.48%

Total	$7,352,895	$(4,515,527)	$2,837,368	$77,521	$(18,714)	$2,896,175	2.23%	5.08%

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item on the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

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

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item on the consolidated statement of operations. The gross unrealized stated above represents inception to date unrealized gains/(losses).

(2)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position on December 31, 2018 and December 31, 2017 (in thousands).

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018	$966,620	$(14,937)	$81,170	$(3,777)
December 31, 2017	1,116,925	(8,012)	188,434	(4,214)

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security is less than its amortized cost at the balance sheet date, the security is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary."

For the year ended December 31, 2018, the Company recognized an OTTI charge of $7.3 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $2.9 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $4.4 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $7.3 million of OTTI recorded, $5.1 million related to securities where OTTI was not recognized in a prior year.

For the year ended December 31, 2017, the Company recognized an OTTI charge of $7.6 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $2.3 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $5.3 million of OTTI due to an adverse change in cash

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $7.6 million of OTTI recorded, $2.6 million related to securities where OTTI was not recognized in a prior year.

For the year ended December 31, 2016, the Company recognized an OTTI charge of $17.2 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $3.3 million was recognized on certain securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $13.9 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $13.9 million of OTTI recorded, $8.2 million related to securities where OTTI was not recognized in a prior year.

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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of December 31, 2018 (in thousands):

	Agency RMBS (1)			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$—	$—	—	$73,194	$73,738	0.59%
Greater than one year and less than or equal to five years	61,644	61,305	3.01%	240,232	226,342	0.89%
Greater than five years and less than or equal to ten years	1,908,417	1,912,545	4.02%	420,050	388,500	1.47%
Greater than ten years	18,219	18,724	3.50%	174,419	156,214	5.77%
Total	$1,988,280	$1,992,574	3.94%	$907,895	$844,794	1.26%

(1)	For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, Fixed Rate CMOs and Agency Interest Only securities.

(2)	For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of December 31, 2017 (in thousands):

	Agency RMBS (1)			Credit Investments (2)
Weighted Average Life (3)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (4)
Less than or equal to 1 year	$—	$—	—	$117,532	$117,805	2.15%
Greater than one year and less than or equal to five years	258,175	257,917	2.42%	477,066	460,334	1.07%
Greater than five years and less than or equal to ten years	1,925,427	1,926,072	3.87%	482,184	452,403	2.87%
Greater than ten years	63,559	63,599	3.50%	188,601	166,421	5.31%
Total	$2,247,161	$2,247,588	3.56%	$1,265,383	$1,196,963	1.89%

(1)	For purposes of this table, Agency RMBS represent securities backed by Fixed Rate 30 Year mortgages, ARMs,Fixed Rate CMOs and Agency Interest Only securities.

(2)	For purposes of this table, Credit Investments represent Non-Agency RMBS, ABS, CMBS and Interest Only credit securities.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the year ended December 31, 2018, the Company sold 171 securities for total proceeds of $2.2 billion, recording realized gains of $6.4 million and realized losses of $61.4 million. For the year ended December 31, 2017, the Company sold 71 securities for total proceeds for $566.0 million, recording realized gains of $3.6 million and realized losses of $3.4 million. For the year ended December 31, 2016, the Company sold 26 securities for total proceeds of $364.4 million, recording realized gains of $11.0 million and realized losses of $4.1 million.

See Notes 4 and 9 for amounts realized on sales of loans and the settlement of certain derivatives, respectively.

A Special Purpose Entity ("SPE") is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement. See Note 2 for more detail.

The Company previously entered into a resecuritization transaction in 2014 that resulted in the Company consolidating the VIE created for the transaction with the SPE, which was used to facilitate the transaction ("VIE A"). The Company concluded that the SPE created to facilitate this transaction was a VIE. The Company also determined that the VIE created to facilitate the resecuritization transaction should be consolidated by the Company and treated as a secured borrowing, based on the Company’s involvement in VIE A, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details certain information on VIE A as of December 31, 2018 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,821	$10,858	4.10%	4.47%	2.39
Retained tranche	8,401	6,550	4.61%	18.50%	8.37
Total resecuritized asset	$19,222	$17,408	4.32%	9.75%	5.00

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2018, the fair market value of the consolidated tranche is included in the Company's consolidated balance sheets as "Non-Agency RMBS." As of December 31, 2018, the Company has recorded secured financing of $10.9 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The following table details certain information on VIE A as of December 31, 2017 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$16,355	$16,478	3.11%	3.92%	2.95
Retained tranche	8,618	6,101	4.28%	15.48%	9.04
Total resecuritized asset	$24,973	$22,578	3.51%	7.04%	5.05

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2017, the fair market value of the consolidated tranche is included in the Company's consolidated balance sheets as "Non-Agency RMBS." As of December 31, 2017, the Company has recorded secured financing of $16.5 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to VIE A.

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed entity so it could obtain financing on these real estate securities ("VIE B"). The Company concluded that the entity created to facilitate this transfer was a VIE. The Company also determined that VIE B should be consolidated by the Company based on the Company’s 100% equity ownership in VIE B (despite a profit participation interest held by an unaffiliated third party in VIE B), the Company's involvement in VIE B, including the design and purpose of the entity, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of VIE B.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details certain information on VIE B as of December 31, 2018 (in thousands):

December 31, 2018
Assets
CMBS	$84,515
Cash and cash equivalents	595
Restricted cash	258
Other assets	151
Total assets	$85,519

Liabilities
Financing arrangements, net	$54,278
Other liabilities	2,954
Total liabilities	$57,232

Except for restricted cash, assets held by VIE B are not restricted and can be used to settle any obligations of the Company. The liabilities of VIE B are recourse to the Company and can be satisfied with assets of the Company.

4. Loans

Residential mortgage loans

In June 2018, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and gross acquisition fair value of $116.3 million and $105.0 million, respectively. In December 2018, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and gross acquisition fair value of $118.1 million and $98.9 million, respectively.

For the year ended December 31, 2018, the Company sold 168 loans for total proceeds of $34.4 million, recording realized gains of $1.5 million and realized losses of $0.1 million. For the year ended December 31, 2017, the Company sold 100 loans for total proceeds of $18.5 million, recording realized gains of $3.4 million. For the year ended December 31, 2016, the Company sold 62 loans for total proceeds of $35.6 million, with an additional $3.6 million on 22 unsettled loan sales as of year-end, recording realized gains of $3.5 million.

The table below details certain information regarding the Company’s residential mortgage loan portfolio as of December 31, 2018 (in thousands):

				Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (2)
Residential mortgage loans	$216,853	$(31,773)	$185,080	$1,190	$(174)	$186,096	4.75%	6.53%	7.14

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized stated above represents inception to date unrealized gains (losses).

(2)
This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

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

(2)
This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details certain aggregate pool level information regarding the Company’s re-performing and non-performing residential mortgage loans as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$148,508	$172,470	$7,069	$9,544
Non-Performing	37,588	44,383	11,821	16,132
	$186,096	$216,853	$18,890	$25,676

As described in Note 2, the Company evaluates loans for OTTI on at least a quarterly basis. The determination of whether a loan is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of a loan is less than its amortized cost at the balance sheet date, the loan is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary."

For the year ended December 31, 2018, the Company recognized $0.2 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $0.2 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.2 million related to a loan pool with an unpaid principal balance of $5.3 million, a fair value of $4.4 million and an average fair market value of $5.9 million for the year ended December 31, 2018. The Company recognized $0.5 million of interest income on the loan pool where OTTI was taken during the year ended December 31, 2018.

For the year ended December 31, 2017, the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.4 million related to a loan pool with an unpaid principal balance of $9.9 million, a fair value of $7.4 million and an average fair market value of $9.4 million for the year ended December 31, 2017. The Company recognized $0.5 million of interest income on the loan pools where OTTI was taken during the year ended December 31, 2017.

For the year ended December 31, 2016, the Company recognized $2.2 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $2.2 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $2.2 million related to loan pools with unpaid principal balances of $31.2 million, a fair value of $20.8 million and average fair market value of $27.6 million, respectively, where OTTI was not previously recognized. The Company recognized $2.2 million of interest income on the loan pools where OTTI was taken during the year ended December 31, 2016.

As of December 31, 2018 and December 31, 2017 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $17.3 million and $9.1 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary the geographic concentration of credit risk within the Company’s mortgage loan portfolio:

Geographic Concentration of Credit Risk	December 31, 2018	December 31, 2017
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
California	19%	7%
Florida	9%	1%
Georgia	5%	3%
New York	5%	37%
Maryland	3%	7%
New Jersey	3%	6%
The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively (in thousands):

	Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Beginning Balance	$9,318	$18,282	$24,217
Additions	82,757	—	—
Accretion	(4,161)	(2,503)	(4,084)
Reclassifications from/(to) non-accretable difference	(3,988)	6,275	4,779
Disposals	(4,316)	(12,736)	(6,630)
Ending Balance	$79,610	$9,318	$18,282

As of December 31, 2018, the Company’s residential mortgage loan portfolio was comprised of 2,025 conventional loans with original loan balances between $10,000 and $1.9 million.

As of December 31, 2017, the Company’s residential mortgage loan portfolio was comprised of 125 conventional loans with original loan balances between $9,000 and $1.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Commercial loans

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2018 (in thousands):

				Gross Unrealized (1)			Weighted Average
Loan (2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	7.13%	7.51%	0.52	July 1, 2016	July 1, 2019	TX
Loan F (7)	10,417	(1)	10,416	1	—	10,417	13.39%	14.02%	0.03	September 9, 2018	September 9, 2019	MN
Loan G (8)	19,357	—	19,357	—	—	19,357	7.14%	7.14%	1.54	July 9, 2020	July 9, 2022	CA
Loan H (9)	36,000	—	36,000	—	—	36,000	6.21%	6.21%	1.21	March 9, 2019	March 9, 2020	AZ
	$98,574	$(1)	$98,573	$1	$—	$98,574	7.45%	7.65%	0.92

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	The Company has the contractual right to receive a balloon payment for each loan.

(3)	Each commercial loan investment has a variable coupon rate.

(4)	This is based on projected life. Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)	Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of December 31, 2018, Loan B has been extended to the extended maturity date shown above.

(7)
Loan F is a mezzanine loan of up to $10.4 million, all of which has been funded. As of December 31, 2018, Loan F has been extended to January 2019. Loan F paid off at par in Q1 2019, with the Company receiving proceeds of $10.4 million.

(8)	Loan G is a first mortgage of up to $75.0 million, of which $19.4 million has been funded.

(9)	Loan H is a first mortgage of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2017 (in thousands):

				Gross Unrealized (1)			Weighted Average
Loan (2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	6.14%	6.52%	1.53	July 1, 2016	July 1, 2019	TX
Loan E (7)	14,521	(1,028)	13,493	810	—	14,303	9.83%	12.70%	3.01	April 9, 2017	April 9, 2021	Various
Loan F (8)	10,417	(76)	10,341	77	—	10,418	12.43%	13.98%	0.70	September 9, 2018	September 9, 2019	MN
	$57,738	(1,104)	$56,634	$887	$—	$57,521	8.20%	9.41%	1.76

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	The Company has the contractual right to receive a balloon payment for each loan.

(3)	Each commercial loan investment has a variable coupon rate.

(4)	This is based on projected life. Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)	Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of December 31, 2017, Loan B has been extended to the extended maturity date shown above.

(7)	Loan E is a mezzanine loan. As of December 31, 2017, Loan E has been extended to April 9, 2018. Loan E paid off at par in Q2 2018, with the Company receiving $14.5 million of principal proceeds.

(8)	Loan F is a mezzanine loan of up to $14.6 million, of which $10.4 million has been funded.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In February 2016, the Company originated a $12.0 million commercial loan and, at closing, transferred a 15.0%, or $1.8 million, participation interest in the loan (the "Participation Interest") to an unaffiliated third party. The Participation Interest did not meet the sales criteria established under ASC 860; therefore, the entire commercial loan has been recorded as an asset in the "Commercial loans, at fair value" line item on the Company’s consolidated balance sheets, referred to in the above table as "Loan D." The weighted average coupon and yield on the commercial loan was 10.62% and 14.33%, respectively, at December 31, 2016. A $1.8 million liability was recorded in the "Loan participation payable, at fair value" line item on the Company’s consolidated balance sheets representing the transfer of the Participation Interest. The Company recorded the origination of the commercial loan in the "Cash Flows from Investing Activities" section and the proceeds from the transfer in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. The weighted average coupon and yield on the Participation Interest was 10.62% and 21.70%, respectively, at December 31, 2016. In February 2017, the Company received $12.0 million of proceeds from the pay-off of Loan D. The principal and interest due on the Participation Interest was paid from these proceeds.

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company recorded $1.1 million, $0.4 million, and $0.4 million of discount accretion, respectively, on its commercial loans.

5. Excess MSRs

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2018 (in thousands).

			Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (2)
Agency Excess MSRs	$3,564,527	$26,182	$1,081	$(821)	$26,442	10.43%	6.77
Credit Excess MSRs	41,231	215	—	(7)	208	24.09%	5.02
Total Excess MSRs	$3,605,758	$26,397	$1,081	$(828)	$26,650	10.62%	6.75

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2017 (in thousands).

			Gross Unrealized (1)			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (2)
Agency Excess MSRs	$768,385	$4,479	$333	$(11)	$4,801	12.23%	6.33
Credit Excess MSRs	50,308	259	24	—	283	21.87%	5.00
Total Excess MSRs	$818,693	$4,738	$357	$(11)	$5,084	12.76%	6.20

(1)
The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item. The gross unrealized columns above represent inception to date unrealized gains (losses).

(2)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an Excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR is less than its amortized cost at the balance sheet date, the Excess MSR is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary." For the year ended December 31, 2018, the Company recognized an OTTI charge of $0.4 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $0.4 million of OTTI due to an adverse

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

change in cash flows. All of the OTTI recorded for the year ended December 31, 2018 was related to Excess MSRs where OTTI was not recognized in a prior year. No OTTI was recorded for the years ended December 31, 2017 and December 31, 2016.

6. Single-family rental properties

In September 2018, the Company purchased 1,225 single-family rental properties for $140.9 million. The Company also financed the portfolio with $103 million of 5-year, fixed rate debt. The following table presents the purchase price allocation, including capitalized acquisition fees and costs (in thousands).

At Acquisition
Land	$29,104
Building and improvements	109,651
In-place lease intangibles	2,099
Single-family rental properties	$140,854

The following table presents the net carrying amount associated with the Company's properties by component (in thousands).

December 31, 2018
Land	$29,104
Building and improvements	109,812
In-place lease intangibles	2,098
Single-family rental properties	141,014
Less: Accumulated depreciation and amortization	(2,336)
Single-family rental properties, net	$138,678

As of December 31, 2018, the carrying amount of the properties included $1.3 million of capitalized acquisition costs.

During the year ended December 31, 2018, the Company recognized $1.1 million of depreciation expense related to buildings and improvements. The Company also recognized $1.2 million of amortization related to in-place lease intangible assets. As the weighted average life of the in-place lease intangibles is 5.7 months, the Company expects to fully amortize these assets over that time period. These amounts are included in the "Property depreciation and amortization" line item in the consolidated statement of operations.

The following table presents a schedule of non-cancellable, contractual, future minimum rent under leases at December 31, 2018 (in thousands). These rental payments are based on contractual cash receipts.

Period Ending December 31,	Amount
2019	$5,816
2020	111
Thereafter	—
Total	$5,927

7. Fair value measurements

As described in Note 2, the fair value of financial instruments that are recorded at fair value will be determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd Frank Act"). For swaps cleared under the Dodd Frank Act, a Central Counterparty Clearing House ("CCCH") now stands between the Company and the over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with Futures Commissions Merchants ("FCMs").

Beginning in the first quarter of 2017, as a result of a CCCH amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CCCH centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 9 for more information.

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

Cash equivalents include investments in money market funds that invest primarily in short term U.S. Treasury and Agency securities. These cash equivalent instruments are valued at their market quoted prices, which generally approximate cost plus accrued interest and are generally categorized as Level 1.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$1,830,115	$—	$1,830,115
Fixed Rate CMO	—	44,357	—	44,357
Interest Only	—	113,808	—	113,808
Credit Investments:
Non-Agency RMBS	—	130,697	491,554	622,251
Non-Agency RMBS Interest Only	—	—	3,099	3,099
ABS	—	—	21,160	21,160
CMBS	—	—	211,054	211,054
CMBS Interest Only	—	—	50,331	50,331
Residential mortgage loans	—	—	186,096	186,096
Commercial loans	—	—	98,574	98,574
Excess mortgage servicing rights	—	—	26,650	26,650
Cash equivalents	595	—	—	595
Derivative assets	—	1,729	—	1,729
AG Arc	—	—	20,360	20,360
Total Assets Measured at Fair Value	$595	$2,120,706	$1,108,878	$3,230,179

Liabilities:
Securitized debt	$—	$—	$(10,858)	$(10,858)
Securities borrowed under reverse repurchase agreements	—	(11,378)	—	(11,378)
Derivative liabilities	—	(317)	—	(317)
Total Liabilities Measured at Fair Value	$—	$(11,695)	$(10,858)	$(22,553)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2018. During the year ended December 31, 2017, the Company transferred its entire obligation to return securities borrowed under reverse repurchase agreements into the Level 2 category from the Level 1 category under the fair value hierarchy of ASC 820 as per the above table.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended December 31, 2018 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,424	$2,662	$40,958	$161,250	$50,702	$18,890	$57,521	$5,084	$17,911	$(16,478)
Transfers (1):
Transfers into level 3	61,225	—	—	8,217	—	—	—	—	—	—
Transfers out of level 3	(90,028)	—	—	(6,951)	—	—	—	—	—	—
Purchases/Reclassifications (2)	140,488	—	8,580	113,684	10,436	203,979	55,357	25,162	(336)	—
Capital contributions	—	—	—	—	—	—	—	—	4,729	—
Proceeds from sales/redemptions	(311,920)	—	(11,559)	—	—	(34,259)	—	—	—	—
Proceeds from settlement	(145,300)	—	(15,620)	(80,436)	(5,400)	(4,360)	(14,522)	—	—	5,533
Total net gains/(losses) (3)
Included in net income	(8,335)	437	(1,199)	15,290	(5,407)	1,846	218	(3,596)	(1,944)	87
Ending Balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2018 (4)	$(4,456)	$513	$(1,347)	$15,254	$(5,076)	$1,197	$—	$(2,662)	$(1,944)	$87

(1)
Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2018, the Company transferred 4 Non-Agency RMBS securities and 2 CMBS securities into the Level 3 category from the Level 2 category and 13 Non-Agency RMBS securities and 1 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

(2)	Any reclassifications represent proceeds from investments in debt and equity of affiliates, or changes in ownership interests that do not result in a change of control.

(3)	Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$1,054
Unrealized gain/(loss) on derivative and other instruments, net	(3,509)
Net realized gain/(loss)	1,796
Equity in earnings/(loss) from affiliates	(1,944)
Total	$(2,603)

(4)	Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$6,085
Unrealized gain/(loss) on derivative and other instruments, net	(2,575)
Equity in earnings/(loss) from affiliates	(1,944)
Total	$1,566

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2017 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS IO	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Loan Participation payable
Beginning balance	$717,761	$3,761	$21,232	$130,790	$52,137	$38,196	$60,069	$413	$12,895	$(21,492)	$(1,800)
Transfers (1):
Transfers into level 3	210,433	—	—	8,460	—	—	—	—	—	—	—
Transfers out of level 3	(71,348)	—	—	—	—	—	—	—	—	—	—
Purchases/Reclassifications (2)	445,849	—	55,443	64,059	435	—	10,271	4,853	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	4,459	—	—
Proceeds from sales/redemptions	(269,381)	—	(11,143)	(4,533)	—	(15,016)	—	—	—	—	—
Proceeds from settlement	(232,486)	—	(26,271)	(39,563)	—	(4,265)	(13,534)	(398)	—	5,241	1,955
Total net gains/(losses) (3)
Included in net income	44,596	(1,099)	1,697	2,037	(1,870)	(25)	715	216	557	(227)	(155)
Ending Balance	$845,424	$2,662	$40,958	$161,250	$50,702	$18,890	$57,521	$5,084	$17,911	$(16,478)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2017 (4)	$42,736	$(833)	$1,228	$2,311	$(1,870)	$(2,878)	$659	$216	$557	$(227)	$—

(1)
Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2017, the Company transferred 22 Non-Agency RMBS securities and 2 CMBS securities into the Level 3 category from the Level 2 category and 4 Non-Agency RMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

(2)	Any reclassifications represent proceeds from investments in debt and equity of affiliates.

(3)	Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$45,358
Unrealized gain/(loss) on derivative and other instruments, net	(382)
Net realized gain/(loss)	909
Equity in earnings/(loss) from affiliates	557
Total	$46,442

(4)	Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$41,569
Unrealized gain/(loss) on derivative and other instruments, net	(227)
Equity in earnings/(loss) from affiliates	557
Total	$41,899

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2018 and December 31, 2017:

Asset Class	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.32% - 20.00% (5.34%)
Non-Agency RMBS	$475,927	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (13.66%)
			Projected Collateral Losses	0.00% - 30.00% (2.24%)
			Projected Collateral Severities	-0.43% - 100.00% (26.30%)
	$15,627	Consensus Pricing	Offered Quotes	86.57 - 97.39 (92.43)
			Yield	7.00% - 35.00% (27.37%)
Non-Agency RMBS Interest Only	$3,099	Discounted Cash Flow	Projected Collateral Prepayments	9.50% - 18.00% (15.70%)
			Projected Collateral Losses	0.75% - 2.00% (1.53%)
			Projected Collateral Severities	20.00% - 65.00% (34.04%)
			Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
ABS	$13,346	Discounted Cash Flow	Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
	$7,814	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	4.99% - 14.51% (7.91%)
CMBS	$208,228	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.50% (0.02%)
			Projected Collateral Severities	0.00% - 25.00% (1.05%)
	$2,826	Consensus Pricing	Offered Quotes	4.83 - 8.88 (7.87)
			Yield	3.67% - 10.79% (4.93%)
CMBS Interest Only	$50,331	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.92% - 9.00% (6.33%)
Residential Mortgage Loans	$86,813	Discounted Cash Flow	Projected Collateral Prepayments	4.99% - 8.37% (7.95%)
			Projected Collateral Losses	1.43% - 5.83% (1.94%)
			Projected Collateral Severities	6.28% - 32.19% (8.13%)
	$99,283	Recent Transaction	Cost	N/A
			Yield	7.51% - 7.51% (7.51%)
Commercial Loans	$32,800	Discounted Cash Flow	Credit Spread	475 bps - 475 bps (475 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$65,774	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	8.50% - 11.62% (9.18%)
Excess Mortgage Servicing Rights	$26,442	Discounted Cash Flow	Projected Collateral Prepayments	6.31% - 10.12% (8.47%)
	$208	Consensus Pricing	Offered Quotes	0.02 - 0.49 (0.47)
AG Arc	$20,360	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	4.09% - 4.09% (4.09%)
Securitized debt	$(10,858)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)

(1)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2018.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.94% - 31.75% (4.49%)
Non-Agency RMBS	$783,881	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 35.00% (10.50%)
			Projected Collateral Losses	0.00% - 50.00% (3.25%)
			Projected Collateral Severities	0.00% - 100.00% (34.77%)
	$14,794	Consensus Pricing	Offered Quotes	74.75 - 74.75 (74.75)
	$46,749	Recent Transaction	Recent Transaction	N/A
			Yield	7.00% - 25.00% (22.34%)
Non-Agency RMBS Interest Only	$2,662	Discounted Cash Flow	Projected Collateral Prepayments	10.50% - 18.00% (16.89%)
			Projected Collateral Losses	1.50% - 2.00% (1.57%)
			Projected Collateral Severities	10.00% - 40.00% (14.43%)
			Yield	4.62% - 9.83% (7.56%)
ABS	$40,958	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 40.00% (22.62%)
			Projected Collateral Losses	0.00% - 2.00% (1.74%)
			Projected Collateral Severities	0.00% - 50.00% (43.45%)
			Yield	-1.45% - 8.35% (6.24%)
CMBS	$157,685	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,565	Consensus Pricing	Offered Quotes	6.20 - 7.60 (7.12)
			Yield	2.93% - 5.90% (4.43%)
CMBS Interest Only	$50,702	Discounted Cash Flow	Projected Collateral Prepayments	100.00% - 100.00% (100.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.25% - 9.00% (7.81%)
Residential Mortgage Loans	$18,890	Discounted Cash Flow	Projected Collateral Prepayments	2.98% - 5.05% (3.93%)
			Projected Collateral Losses	3.88% - 6.91% (4.27%)
			Projected Collateral Severities	20.21% - 37.25% (22.00%)
			Yield	6.52% - 6.52% (6.52%)
Commercial Loans	$32,800	Discounted Cash Flow	Credit Spread	475 bps - 475 bps (475 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$24,721	Consensus Pricing	Offered Quotes	98.50 - 100.00 (99.13)
			Yield	9.12% - 11.74% (10.29%)
Excess Mortgage Servicing Rights	$4,801	Discounted Cash Flow	Projected Collateral Prepayments	7.59% - 11.85% (9.67%)
	$283	Consensus Pricing	Offered Quotes	0.04 - 0.52 (0.48)
AG Arc	$17,911	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.23% - 3.23% (3.23%)
Securitized debt	$(16,478)	Discounted Cash Flow	Projected Collateral Prepayments	14.00% - 14.00% (14.00%)
			Projected Collateral Losses	7.00% - 7.00% (7.00%)
			Projected Collateral Severities	40.00% - 40.00% (40.00%)

(1)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2017.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The below table presents the carrying values and the fair values of the Company's term loan measured on a non-recurring basis as of December 31, 2018 and December 31, 2017 (in thousands):

		December 31, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan (1)	Level 3	$102,017	$103,784	$—	$—

(1)	The carrying value of the term loan is showed net of deferred financing costs of $1.0 million.

The fair value of the Company's term loan facility, which is classified as Level 3 in the fair value hierarchy, is estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period.

8. Financing arrangements

Repurchase agreements

A vast majority of the Company's financing arrangements are effectuated through repurchase agreements. The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The Company calculates haircuts disclosed in the tables below by dividing allocated capital on each borrowing by the current fair market value of each investment. Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral. If the fair market value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of December 31, 2018 (in thousands):

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$52,385	3.92%	3.0%	$54,032	$53,848	$177
30 days or less	1,555,709	2.80%	9.7%	1,733,753	1,698,750	7,294
31-60 days	852,017	2.85%	8.1%	939,222	925,418	3,123
61-90 days	46,594	3.89%	21.4%	59,319	58,422	306
Greater than 180 days	5,406	4.53%	23.1%	7,977	7,387	6
Total / Weighted Average	$2,512,111	2.86%	9.3%	$2,794,303	$2,743,825	$10,906

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of December 31, 2017 (in thousands):

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of December 31, 2018 (in thousands):

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$83,762	4.27%	4.37%	15.6%	$99,283	$99,457	$91

There were no repurchase agreements and corresponding residential mortgage loans pledged as collateral as of December 31, 2017.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 9 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on December 31, 2018 and December 31, 2017, broken out by investment type (in thousands):

	December 31, 2018	December 31, 2017
Fair Value of investments pledged as collateral under repurchase agreements:
Agency RMBS	$1,927,359	$2,118,615
Non-Agency RMBS	605,243	976,072
ABS	13,346	30,833
CMBS	248,355	211,180
Residential mortgage loans	99,283	—
Cash pledged (i.e., restricted cash) under repurchase agreements	20,267	12,155
Total collateral pledged under repurchase agreements	$2,913,853	$3,348,855

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents fair value of collateral posted to us under repurchase agreements by lenders (in thousands):

	December 31, 2018	December 31, 2017
Fair Value of investments posted to us under repurchase agreements:
Agency RMBS	$1,534	$—
U.S. Treasury Securities	1,123	—
Total collateral posted to us under repurchase agreements	$2,657	$—

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on December 31, 2018 and December 31, 2017, broken out by investment type (in thousands):

	December 31, 2018	December 31, 2017
Repurchase agreements secured by investments:
Agency RMBS	$1,805,054	$2,005,133
Non-Agency RMBS	499,851	784,897
ABS	10,548	22,761
CMBS	196,658	159,490
Residential mortgage loans	83,762	—
Gross Liability for repurchase agreements	$2,595,873	$2,972,281

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of December 31, 2018 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$2,595,873	$—	$2,595,873	$2,595,873	$—	$—

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Term loan and revolving facilities

The following table presents information regarding the Company's term loan and revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of December 31, 2018 and December 31, 2017 (in thousands).

		December 31, 2018				December 31, 2017
Facility (1)	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Term loan, net (2)	October 10, 2023	4.63%	4.80%	$102,017	$138,678	—%	—%	$—	$—

Revolving facility A	July 1, 2019	4.66%	4.66%	$21,796	$32,800	3.70%	3.70%	$21,796	$32,800
Revolving facility B	June 15, 2020	4.53%	4.54%	63,328	85,343	4.07%	4.07%	10,330	15,861
Revolving facility C	August 10, 2023	4.53%	4.80%	39,491	55,357	—%	—%	—	—
Total revolving facilities				$124,615	$173,500			$32,126	$48,661

Total term loan and revolving facilities				$226,632	$312,178			$32,126	$48,661

(1)	The term loan and all revolving facilities listed above are interest only until maturity.

(2)	The total borrowings under the term loan is $103.0 million, which is shown net of deferred financing costs of $1.0 million.

On September 17, 2014, AG MIT CREL, LLC ("AG MIT CREL"), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the "CREL Repurchase Agreement" or "Revolving facility A") with Wells Fargo to finance AG MIT CREL’s acquisition of certain beneficial interests in one or more commercial mortgage loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate.

The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type, and is set to terminate on July 1, 2019. As of December 31, 2018 and December 31, 2017, the Company had $21.8 million of debt outstanding under this facility.

In June 2018, AG MIT WFB1 2014 LLC ("AG MIT WFB1"), a subsidiary of the Company, entered into Amendments Seven and Eight of the Master Repurchase Agreement and Securities Contract (as amended, the "WFB1 Repurchase Agreement" or "Revolving facility B") with Wells Fargo to finance the ownership and acquisition of certain pools of residential mortgage loans. The WFB1 Repurchase Agreement provides for a funding period ending June 14, 2019 and a facility termination date of June 15, 2020. The maximum aggregate borrowing capacity available under the WFB1 Repurchase Agreement is $110.0 million. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. In the event the debt outstanding under the WFB1 Repurchase Agreement falls below $7.0 million, a cash trap trigger event will occur in which all income payments received by Wells Fargo will be applied against the outstanding balance until the WFB1 Repurchase Agreement is paid off. As of December 31, 2018 and December 31, 2017, the Company had $63.3 million and $10.3 million of debt outstanding under the WFB1 Repurchase Agreement, respectively.

In August 2018, AG MIT CREL II, LLC, a subsidiary of the Company, entered into a Master Repurchase Agreement with JP Morgan (the "JPM Repurchase Agreement" or "Revolving facility C"). The agreement provides a maximum aggregate borrowing capacity of $100.0 million. The JPM Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of December 31, 2018, the Company had $39.5 million of debt outstanding under the JPM Repurchase Agreement.

In September 2018, SFR MT LLC, a subsidiary of the Company, entered into an agreement with an insurance company to finance the ownership and acquisition of Single-family rental properties (the "term loan"). The financing has a fixed rate of 4.625% and has a termination date of October 10, 2023. The agreement provides a maximum aggregate borrowing capacity of $103.0 million. This financing arrangement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of December 31, 2018, the Company has $103.0 million of debt outstanding under the agreement.

Financing arrangements

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements ("MRAs") or loan agreements with such financing

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

counterparties. As of December 31, 2018 and December 31, 2017, the Company had 44 and 39 financing counterparties, respectively, under which it had outstanding debt with 31 and 27 counterparties, respectively.

The following table presents information at December 31, 2018 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities (in thousands).

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Barclays Capital Inc	$40,882	356	6%

The following table presents information at December 31, 2017 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities (in thousands).

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

9. Other assets and liabilities

The following table details certain information on the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Other assets
Interest receivable	$12,762	$12,607
Receivable under reverse repurchase agreements	11,461	24,671
Derivative assets, at fair value	1,729	2,127
Other assets	6,948	2,490
Due from broker	603	850
Total Other assets	$33,503	$42,745

Other liabilities
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$11,378	$24,379
Payable on unsettled trades	—	2,419
Interest payable	12,196	5,226
Derivative liabilities, at fair value	317	450
Due to affiliates	4,023	4,258
Accrued expenses (1)	7,859	790
Taxes payable	1,673	1,545
Due to broker	7,734	1,692
Total Other liabilities	$45,180	$40,759

(1)
The increase in accrued expenses from December 31, 2017 to December 31, 2018 pertains to increases in transaction related expenses payable and deal related performance fees payable, as well as increases in annual Single-family rental property taxes payable, a majority of which were advanced at settlement.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Derivative assets and liabilities

The Company’s derivatives may include interest rate swaps ("swaps"), TBAs, swaption contracts, Eurodollar Futures and U.S. Treasury Futures, (the latter two, collectively, "Futures"). Derivatives have not been designated as hedging instruments. The Company uses these derivatives and may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities.

The Company may exchange cash "variation margin" with the counterparties to its derivative instruments on a daily basis based upon changes in the fair value of such derivative instruments as measured by the Chicago Mercantile Exchange ("CME") and the London Clearing House ("LCH"), the central clearinghouses ("CCPs") through which those derivatives are cleared. In addition, the CCPs require market participants to deposit and maintain an "initial margin" amount which is determined by the CCPs and is generally intended to be set at a level sufficient to protect the CCPs from the maximum estimated single-day price movement in that market participant’s contracts.

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the "Restricted cash" line item in the consolidated balance sheets. Prior to the first quarter of 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of derivative instruments are included in the "Restricted cash" line item in the consolidated balance sheets.

Beginning in the first quarter of 2017, as a result of an amendment to the CCPs' rule book which governs their central clearing activities, the daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at December 31, 2018 and December 31, 2017 (in thousands).

Derivatives and Other Instruments	Designation	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate swaps (1)	Non-Hedge	Other assets	$1,406	$1,428
Interest rate swaps (1)	Non-Hedge	Other liabilities	(317)	(450)
Swaptions	Non-Hedge	Other assets	323	362
TBAs	Non-Hedge	Other assets	—	227
Short positions on U.S. Treasury Futures (2)	Non-Hedge	Other assets	—	110
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	(11,378)	(24,379)

(1)
As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2017, the Company applied a reduction in fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin

(2)
As of December 31, 2018, the Company applied a reduction in fair value of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin. As of December 31, 2017, the Company did not apply a fair value reduction to its U.S. Treasury Futures and Eurodollar Futures assets and liabilities related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information related to derivatives and other instruments (in thousands):

Non-hedge derivatives and other instruments held long/(short):	December 31, 2018	December 31, 2017
Notional amount of Pay Fix/Receive Float Interest Rate Swap Agreements	$1,963,500	$2,227,000
Notional amount of Swaptions	260,000	270,000
Net notional amount of TBAs	—	100,000
Notional amount of short positions on U.S. Treasury Futures (1)	—	(52,500)
Notional amount of long positions on U.S. Treasury Futures (1)	30,000	—
Notional amount of short positions on Eurodollar Futures (2)	(500,000)	—
Notional amount of short positions on U.S. Treasuries	(11,250)	(24,668)

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

Non-hedge derivatives and other instruments gain/(loss):	Statement of Operations Location	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Interest rate swaps	Unrealized gain/(loss) on derivative and other instruments, net	$(11,171)	$20,547	$5,009
Interest rate swaps	Net realized gain/(loss)	21,338	(9,959)	(10,939)
Swaptions, at fair value	Unrealized gain/(loss) on derivative and other instruments, net	(1,083)	(596)	—
Swaptions, at fair value	Net realized gain/(loss)	(790)	—	—
Eurodollar Futures	Unrealized gain/(loss) on derivative and other instruments, net	(1,001)	—	—
Eurodollar Futures	Net realized gain/(loss)	—	1,372	1,059
U.S. Treasury Futures	Unrealized gain/(loss) on derivative and other instruments, net	36	748	(639)
U.S. Treasury Futures	Net realized gain/(loss)	607	(4,050)	1,558
TBAs (1)	Unrealized gain/(loss) on derivative and other instruments, net	(227)	650	(282)
TBAs	Net realized gain/(loss)	(233)	1,669	2,771
U.S. Treasuries	Unrealized gain/(loss) on derivative and other instruments, net	(176)	(1,631)	4,314
U.S. Treasuries	Net realized gain/(loss)	177	1,742	3,522

(1)
For the year ended December 31, 2018, gains and losses from purchases and sales of TBAs consisted of $1.6 million of net TBA dollar roll net interest income and net losses of $2.1 million due to price changes. For the year ended December 31, 2017, gains and losses from purchases and sales of TBAs consisted of $3.1 million of net TBA dollar roll net interest income and net losses of $0.8 million due to price changes. For the year ended December 31, 2016, gains and losses from purchases and sales of TBAs consisted of $0.3 million of net TBA dollar roll net interest income and net gains of $2.2 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of December 31, 2018 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$11,461	$—	$11,461	$11,378	$—	$83

Derivative Assets (2)
Interest Rate Swaps	$2,608	$—	$2,608	$—	$1,465	$1,143
Interest Rate Swaptions	322	—	322	—	(600)	922
Total Derivative Assets	$2,930	$—	$2,930	$—	$865	$2,065

Derivative Liabilities (3)
Interest Rate Swaps	$1,635	$—	$1,635	$—	$1,465	$170
Total Derivative Liabilities	$1,635	$—	$1,635	$—	$1,465	$170

(1)
The Company applied a reduction of fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, and a reduction of fair value of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $2.9 million less accrued interest of $(1.2) million for a total of $1.7 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $1.6 million less accrued interest of $(1.9) million for a total of $(0.3) million.

The following table presents both gross information and net information about derivative instruments eligible for offset in the consolidated balance sheets as of December 31, 2017 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Receivable Under Reverse Repurchase Agreements	$24,671	$—	$24,671	$24,379	$—	$292

Derivative Assets (2)
Interest Rate Swaps	$4,544	$—	$4,544	$—	$1,666	$2,878
Interest Rate Swaptions	362	—	362	—	—	362
TBAs	227	—	227	—	—	227
U.S. Treasury Futures - Short	110	—	110	—	—	110
Total Derivative Assets	$5,243	$—	$5,243	$—	$1,666	$3,577

Derivative Liabilities (3)
Interest Rate Swaps	$(6)	$—	$(6)	$—	$(6)	$—
Total Derivative Liabilities	$(6)	$—	$(6)	$—	$(6)	$—

(1)	The Company applied a reduction of fair value of $19.5 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $5.2 million less accrued interest of $(3.1) million for a total of $2.1 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $(6) thousand plus accrued interest of $(444) thousand for a total of $(450) thousand.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

counterparty will post collateral to it. As of December 31, 2018, the Company pledged real estate securities with a fair value of $7.2 million and cash of $29.3 million as collateral against certain derivatives. Of the $29.3 million of cash pledged as collateral against certain derivatives, $7.1 million represents amounts related to variation margin. The Company’s counterparties posted cash of $1.5 million as collateral for certain derivatives. On December 31, 2017, the Company pledged real estate securities with a fair value of $7.5 million and cash of $25.4 million as collateral against certain derivatives. The Company’s counterparties posted cash of $1.7 million to it as collateral for certain derivatives.

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

As of December 31, 2018, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2018 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.56%	1.20
2021	58,500	3.00%	2.63%	2.76
2022	478,000	1.87%	2.72%	3.58
2023	403,000	3.05%	2.64%	4.65
2024	230,000	2.06%	2.63%	5.50
2025	125,000	2.87%	2.70%	6.38
2026	75,000	2.12%	2.66%	7.89
2027	264,000	2.35%	2.66%	8.68
2028	225,000	2.96%	2.69%	9.37
Total/Wtd Avg	$1,963,500	2.41%	2.67%	5.57

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information about the Company’s TBAs for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 (in thousands):

For the Year Ended December 31, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000	$1,761,000	$(1,861,000)	$—	$—	$—	$—	$—
TBAs - Short	$—	$1,071,000	$(1,071,000)	$—	$—	$—	$—	$—

For the Year Ended December 31, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000	$2,231,000	$(2,181,000)	$100,000	$102,711	$(102,484)	$227	$—
TBAs - Short	$(75,000)	$75,000	$—	$—	$—	$—	$—	$—

For the Year Ended December 31, 2016
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$75,000	$429,000	$(454,000)	$50,000	$51,250	$(51,428)	$—	$(178)
TBAs - Short	$—	$705,000	$(780,000)	$(75,000)	$(74,590)	$74,344	$—	$(246)

10. Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted- average shares of the Company’s common stock outstanding for that period that participate in the Company’s common dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants and unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

As of December 31, 2018, December 31, 2017, and December 31, 2016 the Company’s outstanding warrants and unvested restricted stock units were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Outstanding warrants (1)	—	1,007,500	1,007,500
Unvested restricted stock units previously granted to the Manager	40,007	60,000	20,003

(1)	The warrants expired July 6, 2018.

Each warrant entitled the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. Prior to their expiration in 2018 and for the years ended December 31, 2017 and December 31, 2016, the Company excluded the effects of such warrants from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$(11,901)	$105,089	$50,214

Denominator:
Basic weighted average common shares outstanding	28,392	27,866	27,952
Dilutive effect of restricted stock units (a)	—	17	1
Dilutive weighted average common shares outstanding	28,392	27,883	27,953

Basic Earnings/(Loss) Per Share of Common Stock:	$(0.42)	$3.77	$1.80
Diluted Earnings/(Loss) Per Share of Common Stock:	$(0.42)	$3.77	$1.80

(a)	Manager restricted stock units of 12,227 were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the year ended December 31, 2018.

The following tables detail our common stock dividends during the years ended December 31, 2018, 2017 and 2016:

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.50
9/14/2018	9/28/2018	10/31/2018	0.50
12/14/2018	12/31/2018	1/31/2019	0.50
Total			$1.975

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575
12/15/2017	12/29/2017	1/31/2018	0.475
Total			$2.00

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

2016
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/10/2016	3/21/2016	4/29/2016	$0.475
6/9/2016	6/20/2016	7/29/2016	0.475
9/12/2016	9/23/2016	10/31/2016	0.475
12/6/2016	12/19/2016	1/31/2017	0.475
Total			$1.90

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables detail our preferred stock dividends during the years ended December 31, 2018, 2017 and 2016:

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563
8.25% Series A	11/15/2018	11/30/2018	12/17/2018	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50
8.00% Series B	11/15/2018	11/30/2018	12/17/2018	0.50
Total				$2.00

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563
8.25% Series A	11/16/2017	11/30/2017	12/18/2017	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50
8.00% Series B	11/16/2017	11/30/2017	12/18/2017	0.50
Total				$2.00

2016
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/12/2016	2/29/2016	3/17/2016	$0.51563
8.25% Series A	5/13/2016	5/31/2016	6/17/2016	0.51563
8.25% Series A	8/15/2016	8/31/2016	9/19/2016	0.51563
8.25% Series A	11/16/2016	11/30/2016	12/19/2016	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/12/2016	2/29/2016	3/17/2016	$0.50
8.00% Series B	5/13/2016	5/31/2016	6/17/2016	0.50
8.00% Series B	8/15/2016	8/31/2016	9/19/2016	0.50
8.00% Series B	11/16/2016	11/30/2016	12/19/2016	0.50
Total				$2.00

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

For the years ended December 31, 2018, and December 31, 2017, the Company elected to satisfy the REIT distribution requirements in part with a dividend paid in 2019 and 2018, respectively. In conjunction with these payments after year-end, the Company accrued an excise tax of $1.7 million and $1.5 million for each of the years ended December 31, 2018 and December 31, 2017, which are included in the "Other liabilities" line item on the consolidated balance sheets. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 all income distributed was in the form of common and preferred dividends and was characterized as ordinary income.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2018, 2017 or 2016. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

12. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2018 and December 31, 2017, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

Management fee

The Manager is entitled to a management fee equal to 1.50% per annum, calculated and paid quarterly, of the Company’s Stockholders’ Equity. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company incurred management fees of $9.5 million, $9.8 million and $9.8 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2018, December 31, 2017, and December 31, 2016, no event of termination of the management agreement had occurred.

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

Of the $14.9 million, $11.0 million and $10.3 million of Other operating expenses for years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company has incurred $7.2 million, $6.3 million, and $6.0 million, respectively, representing a reimbursement of expenses. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018. The Manager did not waive any expense reimbursements for the years ended December 31, 2017 and December 31, 2016.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of December 31, 2018, 42,951 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2018, the Company has granted an aggregate of 74,299 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of December 31, 2018, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 79,993 restricted stock units granted to the Company’s Manager have vested. The 40,007 restricted stock units that have not vested as of December 31, 2018 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	109,430	$19.64	57,981	$20.66	69,348	$19.72
Granted (1)	19,187	18.31	71,452	18.50	8,636	13.88
Canceled/forfeited	—	—	—	—	—	—
Unrestricted	(19,993)	19.01	(20,003)	18.53	(20,003)	14.48
Outstanding at end of year	108,624	$19.52	109,430	$19.64	57,981	$20.66
Unvested at end of year	40,007	$18.53	60,000	$18.53	20,003	$18.86

(1)
The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date. The grant date fair value of restricted stock units is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, 39,180, 31,455, and 28,639 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2018, the Company had unrecognized compensation expense of $0.2 million related to restricted stock units. The total fair value of restricted shares and units vested for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was approximately $0.7 million, $0.6 million, and $0.4 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense on December 31, 2018 is expected to be recognized over a weighted average period of 12 months.

The Company capitalized equity based compensation expense of $0.6 million, $0.5 million, and $0.4 million during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively, associated with the amortization of restricted stock and restricted stock units.

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

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. As of December 31, 2018 and December 31, 2017, the Company’s share of these investments had a gross fair market value of $214.6 million and $88.3 million, respectively, net of any non-recourse securitized debt. During Q3 2018, the Company transferred certain of its CMBS from certain of its non-wholly owned subsidiaries to a fully consolidated entity. The Company executed the transfer in order to obtain financing on these real estate securities. As a result, there was a reclassification of these assets from the "Investments in debt and equity of affiliates" line item to the "CMBS" line item on the Company's consolidated balance sheets. In addition, the Company has also shown this reclassification as a non-cash transfer on its consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets at a fair value of $20.4 million and $17.9 million on December 31, 2018 and December 31, 2017, respectively. On March 8, 2016, an affiliate of the Manager ("the Affiliate") became a member of AG Arc. The Affiliate acquired an ownership interest in AG Arc which resulted in the Company’s ownership interest being reduced on a pro-rata basis.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA"), Veteran’s Administration ("VA") and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 47 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Arc Home is led by an external management team.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiary, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of December 31, 2018, these Excess MSRs had fair value of approximately $27.3 million.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. The Company’s share of MATH’s total capital commitment to MATT is $33.4 million, of which the Company had funded $19.4 million as of December 31, 2018. As of December 31, 2018, the Company’s remaining commitment was $14.0 million (net of any return of capital to the Company). As of February 5, 2019, the Company has fully funded its commitment.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager ("Re/Non-Performing Loans"), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential loans and Re/Non-Performing Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm for (i) non-performing loans and (ii) re-performing loans. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the fees paid by the Company to the Asset Manager, totaled $376,055, $175,780, and $259,116, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For years ended December 31, 2018 and December 31, 2017, the administrative fees paid by the Company to Arc Home totaled $249,845 and $10,762, respectively. The Company paid no administrative fees to Arc Home for the year ended December 31, 2016.

In June 2016, in accordance with the Company’s Affiliated Transactions Policy, the Company executed two trades whereby the Company acquired real estate securities from two separate affiliates of the Manager (the "June Selling Affiliates"). As of the date of the trades, the securities acquired from the June Selling Affiliates had a total fair value of $6.9 million. In each case, the June Selling Affiliates sold the real estate securities through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the June Selling Affiliates, the Company submitted its bid for the real estate securities to the June Selling Affiliates. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

In February 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company executed one trade whereby the Company acquired a real estate security from an affiliate of the Manager (the "February Selling Affiliate"). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the February Selling Affiliate, the Company submitted its bid for the real estate security to the February Selling Affiliate. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

In July 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the "July Selling Affiliate"). As of the date of the trade, the securities acquired from the July

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Selling Affiliate had a total fair value of $0.2 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by an independent third-party pricing vendor. The third-party pricing vendor allowed the Company to confirm third-party market pricing and best execution.

In October 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and loans from two affiliates of the Manager (the "October Selling Affiliates"). As of the date of the trade, the real estate securities and loans acquired from the October Selling Affiliates had a total fair value of $8.4 million. As procuring market bids for the real estate securities and loans were determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In October 2018, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities and loans from an affiliate of the Manager (the "October 2018 Selling Affiliate"). As of the date of the trade, the real estate securities and loans acquired from the October 2018 Selling Affiliate had a total fair value of $544,000. As procuring market bids for the real estate securities and loans was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

13. Equity

On May 2, 2018, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of December 31, 2018, $650.0 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. As of February 14, 2019, $591.2 million of the Company's securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as "accredited investors" under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of common stock ("private placement share") and a warrant ("private placement warrant") to purchase 0.50 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised for the year ended December 31, 2017, or in 2018 through the expiration date on July 6, 2018.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2018, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

were repurchased under the Repurchase Program during the years ended December 31, 2018 and December 31, 2017. Approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

The following table presents a summary of the Company's common stock repurchases under the Repurchase Program for the year ended December 31, 2016 (in thousands, except per share data):

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price per Share Paid (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3)
March 2016	120	$12.86	246	$21,791
May 2016	276	13.75	523	17,989
June 2016	37	14.38	560	17,461
August 2016	166	15.74	725	14,851
September 2016	16	15.76	741	14,598
Total	615	$14.20	741	$14,598

(1)	Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.

(2)	Includes brokerage commissions and clearing fees.

(3)	The maximum dollar amount authorized was $25.0 million.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of the Company's 2018 Registration Statement. As of December 31, 2018, the Company sold 972,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $18.1 million.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.3 million, after deducting estimated offering expenses.

14. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company's material off balance sheet commitments as of December 31, 2018 are discussed below.

On March 29, 2018, the Company alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture. The Company’s share of the total commitment to the variable funding note is $12.4 million, of which the Company has funded $7.8 million as of December 31, 2018. As of December 31, 2018, the Company’s remaining commitment was $4.6 million.

On July 26, 2018, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $75.0 million. As of December 31, 2018, the Company has funded $19.4 million and has a remaining commitment of $55.6 million.

Subsequent to December 31, 2018, on January 23, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $20.0 million. The Company funded $6.5 million and has a remaining commitment of $13.5 million.

Subsequent to December 31, 2018, on February 11, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $30.0 million. The Company funded $2.5 million and has a remaining commitment of $27.5 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Subsequent to December 31, 2018, on February 22, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $20.0 million. The Company funded $5.1 million and has a remaining commitment of $14.9 million.

15. Segment reporting

The Company reassessed its determination of segments after its purchase of a portfolio of Single-family rental properties in September 2018 and has determined that it has two reportable segments based on how management reviews and manages the business. These reportable segments include its (i) Securities and Loans, which includes the Company's investments in Excess MSRs and Arc Home, and (ii) Single-Family Rental Properties. Corporate includes the operating expenses of the Company and those items that are not directly allocable to either of the two reportable segments.

The table below presents our results of operations for the year ended December 31, 2018 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$156,343	$—	$132	$156,475
Interest expense	70,502	1,556	—	72,058
Total Net Interest Income	85,841	(1,556)	132	84,417

Other Income/(Loss)
Rental income	—	4,091	—	4,091
Net realized gain/(loss)	(39,450)	(51)	—	(39,501)
Net interest component of interest rate swaps	2,230	—	—	2,230
Unrealized gain/(loss) on real estate securities and loans, net	(20,940)	—	—	(20,940)
Unrealized gain/(loss) on derivative and other instruments, net	(13,538)	—	—	(13,538)
Other income	237	135	—	372
Total Other Income/(Loss)	(71,461)	4,175	—	(67,286)

Expenses
Management fee to affiliate	—	—	9,544	9,544
Other operating expenses	3,730	38	11,155	14,923
Equity based compensation to affiliate	—	—	239	239
Excise tax	—	—	1,500	1,500
Servicing fees	433	—	—	433
Property depreciation and amortization	—	2,336	—	2,336
Property operating and maintenance expenses	—	1,862	—	1,862
Property management fee	—	319	—	319
Total Expenses	4,163	4,555	22,438	31,156

Income/(loss) before equity in earnings/(loss) from affiliates	10,217	(1,936)	(22,306)	(14,025)

Equity in earnings/(loss) from affiliates	15,593	—	—	15,593
Net Income/(Loss)	25,810	(1,936)	(22,306)	1,568

Dividends on preferred stock	—	—	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$25,810	$(1,936)	$(35,775)	$(11,901)

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The table below presents our results of operations for the year ended December 31, 2017 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income	$128,845	$—	$—	$128,845
Interest expense	43,722	—	—	43,722
Total Net Interest Income	85,123	—	—	85,123

Other Income/(Loss)
Net realized gain/(loss)	(13,986)	—	—	(13,986)
Net interest component of interest rate swaps	(7,763)	—	—	(7,763)
Unrealized gain/(loss) on real estate securities and loans, net	45,529	—	—	45,529
Unrealized gain/(loss) on derivative and other instruments, net	19,813	—	—	19,813
Other income	55	—	—	55
Total Other Income/(Loss)	43,648	—	—	43,648

Expenses
Management fee to affiliate	—	—	9,835	9,835
Other operating expenses	1,281	—	9,684	10,965
Equity based compensation to affiliate	—	—	301	301
Excise tax	—	—	1,500	1,500
Servicing fees	234	—	—	234
Total Expenses	1,515	—	21,320	22,835

Income/(loss) before equity in earnings/(loss) from affiliates	127,256	—	(21,320)	105,936

Equity in earnings/(loss) from affiliates	12,622	—	—	12,622
Net Income/(Loss)	139,878	—	(21,320)	118,558

Dividends on preferred stock	—	—	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$139,878	$—	$(34,789)	$105,089

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The table below presents our results of operations for the year ended December 31, 2016 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income	$123,006	$—	$—	$123,006
Interest expense	33,785	—	—	33,785
Total Net Interest Income	89,221	—	—	89,221

Other Income/(Loss)
Net realized gain/(loss)	(10,391)	—	—	(10,391)
Net interest component of interest rate swaps	(6,010)	—	—	(6,010)
Unrealized gain/(loss) on real estate securities and loans, net	2,673	—	—	2,673
Unrealized gain/(loss) on derivative and other instruments, net	8,613	—	—	8,613
Other income	374	—	—	374
Total Other Income/(Loss)	(4,741)	—	—	(4,741)

Expenses
Management fee to affiliate	—	—	9,809	9,809
Other operating expenses	1,287	—	9,004	10,291
Equity based compensation to affiliate	—	—	299	299
Excise tax	—	—	1,513	1,513
Servicing fees	404	—	—	404
Total Expenses	1,691	—	20,625	22,316

Income/(loss) before equity in earnings/(loss) from affiliates	82,789	—	(20,625)	62,164

Equity in earnings/(loss) from affiliates	1,519	—	—	1,519
Net Income/(Loss)	84,308	—	(20,625)	63,683

Dividends on preferred stock	—	—	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$84,308	$—	$(34,094)	$50,214

The table below presents our consolidated balance sheet as of December 31, 2018 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$3,373,713	$142,535	$32,678	$3,548,926
Total Liabilities	$2,759,082	$105,102	$28,731	$2,892,915
Total Stockholders' Equity	$614,631	$37,433	$3,947	$656,011
Total Liabilities & Stockholders' Equity	$3,373,713	$142,535	$32,678	$3,548,926

(a)	Includes Investments in debt and equity of affiliates of $84.9 million.

The table below presents our consolidated balance sheet as of December 31, 2017 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$3,772,812	$—	$16,483	$3,789,295
Total Liabilities	$3,053,556	$—	$21,480	$3,075,036
Total Stockholders' Equity	$719,256	$—	$(4,997)	$714,259
Total Liabilities & Stockholders' Equity	$3,772,812	$—	$16,483	$3,789,295

(a)	Includes Investments in debt and equity of affiliates of $99.7 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Assets
Real estate securities and loans, at fair value	$1,059,755	$479,434
Mortgage servicing rights and excess mortgage servicing rights, at fair value	155,183	57,851
Other assets	190,243	74,453
Total Assets	$1,405,181	$611,738

Liabilities
Repurchase agreements	$430,433	$154,269
Securitized debt, at fair value	212,902	—
Other liabilities	285,401	39,832
Total Liabilities	928,736	194,101

Total Members' Equity
Members' equity	472,958	415,396
Noncontrolling preferred interests	3,487	2,241
Total Member's equity	476,445	417,637

Total Liabilities & Members' Equity	$1,405,181	$611,738

The Company's Investments in debt and equity of affiliates (1)	$84,892	$99,696

(1) The Company's Investments in debt and equity of affiliates reflect different ownership percentages in multiple equity method investees.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Interest Income
Interest income	$67,029	$53,213	$47,206
Interest expense	37,036	10,905	8,673
Total Net Interest Income	29,993	42,308	38,533

Other Income
Net realized gain/(loss)	29,362	13,423	(22,483)
Unrealized gain (loss) on real estate securities and loans, net	41,537	28,739	(9,528)
Other income	40,761	13,752	4,455
Total Other Income	111,660	55,914	(27,556)

Expenses
Other operating expenses	43,418	23,279	19,709

Net Income/(Loss)	98,235	74,943	(8,732)

Net Income/(Loss) Attributable to Noncontrolling Preferred Interests	(423)	(245)	—

Net Income/(Loss) Attributable to Controlling Interest of Unconsolidated Equity Method Investments	$97,812	$74,698	$(8,732)

The Company's Equity in earnings/(loss) from affiliates (1)	$15,593	$12,622	$1,519

(1) The Company's equity in earnings/(loss) from affiliates reflect different ownership percentages in multiple equity method investees.

Refer to Note 2 for more detail on the Company’s investments in unconsolidated equity method affiliates.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17. Quarterly results (Unaudited)

Summarized quarterly results of operations were as follows (in thousands, except for per share data):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Statement of Operations Data:
Net Interest Income
Interest income	$39,357	$36,012	$39,703	$41,403
Interest expense	15,326	16,271	18,692	21,769
Total Net Interest Income	24,031	19,741	21,011	19,634

Other Income/(Loss)
Rental income	—	—	794	3,297
Net realized gain/(loss)	(11,839)	(11,060)	(14,204)	(2,398)
Net interest component of interest rate swaps	(1,470)	1,261	1,816	623
Unrealized gain/(loss) on real estate securities and loans, net	(36,155)	(577)	700	15,092
Unrealized gain/(loss) on derivative and other instruments, net	37,090	4,781	6,589	(61,998)
Other income	—	20	1	351
Total Other Income/(Loss)	(12,374)	(5,575)	(4,304)	(45,033)

Expenses
Management fee to affiliate	2,439	2,387	2,384	2,334
Other operating expenses	3,223	3,443	3,503	4,754
Equity based compensation to affiliate	51	94	66	28
Excise tax	375	375	375	375
Servicing fees	62	22	148	201
Property depreciation and amortization	—	—	494	1,842
Property operating and maintenance expenses	—	—	232	1,630
Property management fee	—	—	88	231
Total Expenses	6,150	6,321	7,290	11,395

Income/(loss) before equity in earnings/(loss) from affiliates	5,507	7,845	9,417	(36,794)
Equity in earnings/(loss) from affiliates	2,740	323	13,960	(1,430)
Net Income/(Loss)	8,247	8,168	23,377	(38,224)

Dividends on preferred stock	3,367	3,367	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$4,880	$4,801	$20,010	$(41,591)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.17	$0.17	$0.70	$(1.45)
Diluted	$0.17	$0.17	$0.70	$(1.45)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Statement of Operations Data:
Net Interest Income
Interest income	$27,960	$31,221	$33,592	$36,072
Interest expense	8,162	10,201	11,959	13,400
Total Net Interest Income	19,798	21,020	21,633	22,672

Other Income/(Loss)
Net realized gain/(loss)	(2,428)	(10,121)	22	(1,459)
Net interest component of interest rate swaps	(1,610)	(1,858)	(2,147)	(2,148)
Unrealized gain/(loss) on real estate securities and loans, net	12,751	25,547	14,893	(7,662)
Unrealized gain/(loss) on derivative and other instruments, net	(126)	1,927	2,423	15,589
Other income	28	4	2	21
Total Other Income/(Loss)	8,615	15,499	15,193	4,341

Expenses
Management fee to affiliate	2,476	2,444	2,454	2,461
Other operating expenses	2,793	2,851	2,603	2,718
Equity based compensation to affiliate	77	88	61	75
Excise tax	375	375	375	375
Servicing fees	76	86	23	49
Total Expenses	5,797	5,844	5,516	5,678

Income/(loss) before equity in earnings/(loss) from affiliates	22,616	30,675	31,310	21,335
Equity in earnings/(loss) from affiliates	2,502	2,497	4,701	2,922
Net Income/(Loss)	25,118	33,172	36,011	24,257

Dividends on preferred stock	3,367	3,367	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$21,751	$29,805	$32,644	$20,890

Earnings/(Loss) Per Share of Common Stock
Basic	$0.79	$1.08	$1.17	$0.74
Diluted	$0.78	$1.07	$1.17	$0.74

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18. Subsequent events

As described in Note 13, on February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.3 million, after deducting estimated offering expenses.

As described in Note 14, on January 23, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $20.0 million. The Company funded $6.5 million and has a remaining commitment of $13.5 million.

As described in Note 14, on February 11, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $30.0 million. The Company funded $2.5 million and has a remaining commitment of $27.5 million.

As described in Note 14, on February 22, 2019, the Company entered into a commitment on a commercial loan related to a construction project. The Company's share of the commitment is $20.0 million. The Company funded $5.1 million and has a remaining commitment of $14.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

On September 10, 2018, we completed the acquisition of a portfolio of Single-Family Rental Properties ("SFR"). We currently exclude, and are in the process of working to incorporate, the SFR portfolio in our evaluation of internal controls over financial reporting and the related evaluation of the effectiveness of our disclosure controls and procedures, pursuant to SEC guidance that a recently acquired business may be omitted from the scope of such assessment for up to one year from the date of acquisition. At December 31, 2018, SFR represented approximately 3.9% of our total assets. For the year ended December 31, 2018, SFR revenues represented approximately 2.6% of total revenues.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements.

2.	Schedules to Financial Statements.

All consolidated financial statement schedules have been omitted because they are either inapplicable or not deemed material, or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of Annual Report on Form 10-K.

3.	Exhibits:

Exhibit No.	Description

*3.1
Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 ("Pre-Effective Amendment No. 2").

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

*10.1
Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 ("Pre-Effective Amendment No. 7").

*10.2
Form of Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.3 of Amendment No. 3 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 25, 2011.**

Exhibit No.	Description
*10.3	Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 2.**

*10.4	Manager Equity Incentive Plan, dated July 6, 2011, incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 2.**

*10.5	Form of Equity Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 2.**

*10.6	Form of Manager Incentive Plan Restricted Stock Award Agreement, dated July 6, 2011, incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 2.**

*10.7	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

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

Exhibit No.	Description

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

*10.20
Purchase and Sale Agreement, dated August 31, 2018, by and among Conrex Residential Property Group 2012-2, LLC, Conrex Residential Property Group 2012-2 Operating Company, LLC, Conrex Residential Property Group 2012-2 (B2R-1) Operating Company, LLC, Conrex Residential Property Group 2012-2 (B2R-2) Operating Company, LLC, Ovation Properties, LLC, and SFR MT LLC, incorporated by reference to Exhibit 10.20 on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2018.

*10.21
Loan Agreement, dated as of September 10, 2018, by and between SFR MT LLC and Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.21 on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2018.

*10.22
Underwriting Agreement, dated February 11, 2019, by and among AG Mortgage Investment Trust, Inc., AG REIT Management, LLC and Morgan Stanley & Co. LLC, as representative of the several underwriters, incorporated by reference to Exhibit 1.1 on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2019.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

February 27, 2019	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

February 27, 2019	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman
Chief Financial Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2019	By:	/s/ DAVID N. ROBERTS
David Roberts Director, Chief Executive Officer and President

February 27, 2019	By:	/s/ BRIAN C. SIGMAN
Brian Sigman Director, Chief Financial Officer

February 27, 2019	By:	/s/ THOMAS DURKIN
Thomas Durkin Director, Chief Investment Officer

February 27, 2019	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg Director

February 27, 2019	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

February 27, 2019	By:	/s/ DEBRA HESS
Debra Hess Director

February 27, 2019	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director
February 27, 2019	By:	/s/ PETER LINNEMAN
Peter Linneman Director