Form 10-Q
period 2019-03-31
AG Mortgage Investment Trust, Inc.
filed 2019-05-03
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	MITT	New York Stock Exchange (NYSE)
8.25% Series A Cumulative Redeemable Preferred Stock	MITT PrA	New York Stock Exchange (NYSE)
8.00% Series B Cumulative Redeemable Preferred Stock	MITT PrB	New York Stock Exchange (NYSE)
As of April 23, 2019, there were 32,709,397 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Real estate securities, at fair value:
Agency - $2,240,880 and $1,934,562 pledged as collateral, respectively	$2,287,981	$1,988,280
Non-Agency - $640,396 and $605,243 pledged as collateral, respectively (1)	659,340	625,350
ABS - $12,594 and $13,346 pledged as collateral, respectively	20,199	21,160
CMBS - $266,689 and $248,355 pledged as collateral, respectively	276,403	261,385
Residential mortgage loans, at fair value - $117,830 and $99,283 pledged as collateral, respectively	202,047	186,096
Commercial loans, at fair value - $2,467 and $- pledged as collateral, respectively	110,223	98,574
Single-family rental properties, net	137,886	138,678
Investments in debt and equity of affiliates	102,099	84,892
Excess mortgage servicing rights, at fair value	24,301	26,650
Cash and cash equivalents	50,779	31,579
Restricted cash	37,266	52,779
Other assets	98,617	33,503
Total Assets	$4,007,141	$3,548,926

Liabilities
Financing arrangements, net	$3,214,909	$2,822,505
Securitized debt, at fair value	10,515	10,858
Dividend payable	16,352	14,372
Other liabilities	33,729	45,180
Total Liabilities	3,275,505	2,892,915
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 32,703 and 28,744 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	327	287
Additional paid-in capital	661,561	595,412
Retained earnings/(deficit)	(91,466)	(100,902)
Total Stockholders’ Equity	731,636	656,011

Total Liabilities & Stockholders’ Equity	$4,007,141	$3,548,926
The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 3 for details related to variable interest entities.
AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Interest Income
Interest income	$41,490	$39,357
Interest expense	23,341	15,326
Total Net Interest Income	18,149	24,031

Other Income/(Loss)
Rental income	3,397	—
Net realized gain/(loss)	(20,610)	(11,839)
Net interest component of interest rate swaps	1,781	(1,470)
Unrealized gain/(loss) on real estate securities and loans, net	46,753	(36,155)
Unrealized gain/(loss) on derivative and other instruments, net	(10,086)	37,090
Other income	596	—
Total Other Income/(Loss)	21,831	(12,374)

Expenses
Management fee to affiliate	2,345	2,439
Other operating expenses	3,830	3,223
Equity based compensation to affiliate	126	51
Excise tax	92	375
Servicing fees	371	62
Property depreciation and amortization	1,447	—
Property operating expenses	1,843	—
Total Expenses	10,054	6,150

Income/(loss) before equity in earnings/(loss) from affiliates	29,926	5,507

Equity in earnings/(loss) from affiliates	(771)	2,740
Net Income/(Loss)	29,155	8,247

Dividends on preferred stock	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$25,788	$4,880

Earnings/(Loss) Per Share of Common Stock
Basic	$0.84	$0.17
Diluted	$0.84	$0.17

Weighted Average Number of Shares of Common Stock Outstanding
Basic	30,551	28,196
Diluted	30,581	28,217

 The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2018	28,193	$282	$49,921	$111,293	$585,530	$(32,767)	$714,259
Net proceeds from issuance of common stock	—	—	—	—	(63)	—	(63)
Grant of restricted stock and amortization of equity based compensation	3	—	—	—	143	—	143
Common dividends declared	—	—	—	—	—	(13,393)	(13,393)
Preferred Series A dividends declared	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	8,247	8,247
Balance at March 31, 2018	28,196	$282	$49,921	$111,293	$585,610	$(41,280)	$705,826

Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	65,924	—	65,964
Grant of restricted stock and amortization of equity based compensation	6	—	—	—	225	—	225
Common dividends declared	—	—	—	—	—	(16,352)	(16,352)
Preferred Series A dividends declared	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	29,155	29,155
Balance at March 31, 2019	32,703	$327	$49,921	$111,293	$661,561	$(91,466)	$731,636

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash Flows from Operating Activities
Net income/(loss)	$29,155	$8,247
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(1,656)	(959)
Net realized (gain)/loss	20,610	11,839
Unrealized (gain)/loss on real estate securities and loans, net	(46,753)	36,155
Unrealized (gain)/loss on derivative and other instruments, net	10,086	(37,090)
Property depreciation and amortization	1,447	—
Equity based compensation to affiliate	126	51
Equity based compensation expense	99	92
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	1,635	2,127
Change in operating assets/liabilities:
Other assets	(1,025)	(152)
Other liabilities	(4,004)	4,542
Net cash provided by (used in) operating activities	9,720	24,852

Cash Flows from Investing Activities
Purchase of real estate securities	(645,249)	(686,020)
Purchase of residential mortgage loans	(19,745)	—
Origination of commercial loans	(11,748)	—
Purchase of commercial loans	(10,118)	—
Purchase of U.S. Treasury securities	—	(249,659)
Purchase of excess mortgage servicing rights	—	(7,604)
Investments in debt and equity of affiliates	(20,734)	(39,216)
Proceeds from sales of real estate securities	213,027	728,366
Proceeds from sales of residential mortgage loans	75	—
Proceeds from sales of U.S. treasury securities	—	249,227
Principal repayments/return of basis on real estate securities and excess mortgage servicing rights	63,995	112,743
Principal repayments on commercial loans	10,471	—
Principal repayments on residential mortgage loans	4,007	183
Distributions received in excess of income from investments in debt and equity of affiliates	1,893	6,460
Net proceeds from/(payments made) on reverse repurchase agreements	11,487	24,695
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(11,437)	(24,032)
Net settlement of interest rate swaps and other instruments	(31,268)	6,504
Net settlement of TBAs	(431)	373
Cash flows provided by/(used in) other investing activities	(1,151)	1,224
Net cash provided by/(used in) investing activities	(446,926)	123,244

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	65,964	(63)
Borrowings under financing arrangements	10,167,128	13,806,248
Repayments of financing arrangements	(9,774,724)	(13,950,356)
Net collateral received from/(paid to) derivative counterparty	(599)	27,207
Net collateral received from/(paid to) repurchase counterparty	863	384
Dividends paid on common stock	(14,372)	(13,391)
Dividends paid on preferred stock	(3,367)	(3,367)
Net cash provided by/(used in) financing activities	440,893	(133,338)

Net change in cash, cash equivalents and restricted cash	3,687	14,758
Cash, cash equivalents, and restricted cash, Beginning of Period	84,358	52,815
Cash, cash equivalents, and restricted cash, End of Period	$88,045	$67,573

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$24,847	$14,513
Cash paid for excise and income taxes	$1,396	$1,379
Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$68,389	$104,654
Payable on unsettled trades	$—	$117,356
Principal repayments on real estate securities not yet received	$—	$1,018
Common stock dividends declared but not paid	$16,352	$13,393
Decrease in securitized debt	$317	$994
Transfer from residential mortgage loans to other assets	$628	$—
Transfer from non-agency to investments in debt and equity of affiliates	$—	$44,970
Transfer from financing arrangements to investments in debt and equity of affiliates	$—	$33,720

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$50,779	$25,294
Restricted cash	37,266	42,279
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$88,045	$67,573

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a hybrid mortgage REIT that opportunistically invests in a diversified portfolio of residential mortgage-backed securities, or RMBS, residential and commercial mortgage assets, financial assets and real estate. RMBS include securities issued or guaranteed by a U.S. government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, "GSEs"), or any agency of the U.S. Government such as Ginnie Mae (collectively, "Agency RMBS"). Residential and commercial mortgage assets, financial assets and real estate include Non-Agency RMBS, ABS, CMBS, excess mortgage servicing rights ("Excess MSRs"), loans, and single-family rental properties, each as described below.

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

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, ABS and CMBS asset types as "real estate securities" or "securities."

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
March 31, 2019

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of March 31, 2019 and December 31, 2018, the Company held $35.9 million and $0.6 million, respectively, of cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 9 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, financing arrangements and security deposits. Restricted cash also includes cash deposited into accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums, interest expenses, property management fees and capital expenditures. Restricted cash is not available to the Company for general corporate purposes. As of March 31, 2019 and December 31, 2018, the Company held $1.5 million and $1.3 million, respectively, of restricted cash related to security deposits. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 9 for more detail.

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
March 31, 2019

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

When a real estate security is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40, an OTTI is deemed to have occurred when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a "market participant" would use and include observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

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

Any remaining unrealized losses on securities at March 31, 2019 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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
March 31, 2019

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

	March 31, 2019			December 31, 2018
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$244,867	$(176,950)	$67,917	$213,419	$(138,893)	$74,526
AG Arc, at fair value	23,775	—	23,775	20,360	—	20,360
Cash and Other assets/(liabilities)	11,510	(1,103)	10,407	7,423	(17,417)	(9,994)
Investments in debt and equity of affiliates	$280,152	$(178,053)	$102,099	$241,202	$(156,310)	$84,892

(1)	Net of any non-recourse securitized debt.

(2)	Within Real Estate Securities, Excess MSRs and Loans is $144.4 million and $113.3 million of fair market value of Non-QMs held in MATT at March 31, 2019 and December 31, 2018, respectively.

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
March 31, 2019

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

The Company records single-family rental properties at purchase price plus any capitalized expenses less accumulated depreciation and amortization and any impairment to the "Single-family rental properties, net" line item on the consolidated balance sheets. Costs capitalized in connection with property acquisitions and improvements are depreciated over their estimated useful lives on a straight line basis. Buildings are depreciated over 30 years and improvements are depreciated over a range of 5 years to 30 years. In-place lease intangibles are recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the remaining life of the leases in place at purchase and are recorded in "Single-family rental properties, net" on the Company's consolidated balance sheets. The weighted average remaining life of the leases in place at purchase is 3.3 months.

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
March 31, 2019

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

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed wholly owned entity so the Company could obtain financing on these real estate securities. The Company evaluated whether this newly formed entity was a VIE and, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated. If the Company had determined that consolidation was not required, it would have accounted for its investment in this entity as an equity method investment. See Note 3 below as well as the "Investments in debt and equity of affiliates" section above for more detail.

The Company may periodically enter into transactions in which it transfers assets to a third party. Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

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
March 31, 2019

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

Interest income recognition

Interest income on the Company’s real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company has elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all securities accounted for under the fair value option (ASC 825). As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs," ASC 320-10 or ASC 325-40, as applicable. Total interest income is recorded in the "Interest income" line item on the consolidated statement of operations.

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
March 31, 2019

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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2019 and December 31, 2018, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2019 and December 31, 2018, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 9 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

The Company presents the purchase or sale of TBAs net of the corresponding payable or receivable, respectively, until the settlement date of the transaction. Contracts for the purchase or sale of Agency RMBS are accounted for as derivatives if they do not qualify for the "regular way" security trade scope exception found in ASC 815-10. To be eligible for this scope exception, the contract must meet the following conditions: (1) there is no other way to purchase or sell that security, (2) delivery of that security and settlement will occur within the shortest period possible for that type of security, and (3) it is probable at inception and throughout the term of the individual contract that the contract will not settle net and will result in physical delivery of a security when it is issued. Unrealized gains and losses associated with TBA contracts not meeting the regular-way exception and not designated as

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

hedging instruments are recognized in the consolidated statement of operations in the line item "Unrealized gain/(loss) on derivative and other instruments, net."

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.The Company establishes haircuts to ensure the fair market value of the underlying assets remain sufficient to protect the Company in the event of a default by a counterparty. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in "Interest income" and "Interest expense," respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in "Net realized gain/(loss)" and "Unrealized gain/(loss) on derivative and other instruments, net," respectively, on the consolidated statement of operations.

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
March 31, 2019

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

Deal related performance fees

The Company accrues deal related performance fees, payable to Arc Home and third party operators, on certain of its CMBS, Excess MSRs and its single-family rental properties. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are incurred and are included in the "Other operating expenses" and "Equity in earnings/(loss) from affiliates" line items on the Consolidated Statement of Operations.

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

Compensation cost related to restricted common shares and restricted stock units issued to the Company’s directors and the Manager are measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Restricted stock units granted to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate. The Company has elected to use the straight-line method to amortize compensation expense for restricted stock units.

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

In June 2018, the FASB issued ASU 2018-7, "Improvements to Nonemployee Share–Based Payment Accounting" ("ASU 2018-7"). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company adopted ASU 2018-7 in the first quarter of 2019 and applied the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The adjustment was immaterial.

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

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2019 and December 31, 2018. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations ("CMOs") representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item on the consolidated statement of operations. The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

The following table details the Company’s real estate securities portfolio as of March 31, 2019 (in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$2,046,873	$58,524	$2,105,397	$35,992	$(1,408)	$2,139,981	4.10%	3.61%
Fixed Rate CMO	42,622	298	42,920	—	(9)	42,911	3.00%	2.79%
Interest Only	648,694	(542,216)	106,478	1,701	(3,090)	105,089	3.61%	7.43%
Total Agency RMBS:	2,738,189	(483,394)	2,254,795	37,693	(4,507)	2,287,981	3.97%	3.77%

Credit Investments:
Non-Agency RMBS	785,687	(182,370)	603,317	54,108	(586)	656,839	5.07%	7.09%
Non-Agency RMBS Interest Only	282,731	(279,675)	3,056	533	(1,088)	2,501	0.63%	17.04%
Total Non-Agency:	1,068,418	(462,045)	606,373	54,641	(1,674)	659,340	4.32%	7.12%

ABS	20,605	(116)	20,489	—	(290)	20,199	9.72%	10.24%

CMBS	336,448	(126,349)	210,099	17,308	(401)	227,006	5.91%	8.52%
CMBS Interest Only	3,392,935	(3,346,783)	46,152	3,413	(168)	49,397	0.24%	6.93%
Total CMBS:	3,729,383	(3,473,132)	256,251	20,721	(569)	276,403	0.50%	8.24%
Total Credit Investments:	4,818,406	(3,935,293)	883,113	75,362	(2,533)	955,942	1.29%	7.51%

Total	$7,556,595	$(4,418,687)	$3,137,908	$113,055	$(7,040)	$3,243,923	2.31%	4.87%

(1)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table details the Company’s real estate securities portfolio as of December 31, 2018 (in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$50,750	$1,832,745	$6,544	$(9,174)	$1,830,115	4.08%	3.66%
Fixed Rate CMO	44,418	327	44,745	—	(388)	44,357	3.00%	2.79%
Interest Only	680,743	(565,659)	115,084	1,788	(3,064)	113,808	3.61%	8.13%
Total Agency RMBS:	2,507,156	(514,582)	1,992,574	8,332	(12,626)	1,988,280	3.94%	3.89%

Credit Investments:
Non-Agency RMBS	763,753	(189,569)	574,184	50,131	(2,064)	622,251	5.09%	7.18%
Non-Agency RMBS Interest Only	296,677	(293,520)	3,157	879	(937)	3,099	0.63%	21.88%
Total Non-Agency:	1,060,430	(483,089)	577,341	51,010	(3,001)	625,350	4.29%	7.25%

ABS	22,125	(179)	21,946	—	(786)	21,160	9.49%	10.22%

CMBS	361,514	(163,366)	198,148	14,936	(2,030)	211,054	6.12%	8.87%
CMBS Interest Only	3,401,670	(3,354,311)	47,359	3,243	(271)	50,331	0.24%	6.87%
Total CMBS:	3,763,184	(3,517,677)	245,507	18,179	(2,301)	261,385	0.48%	8.48%
Total Credit Investments:	4,845,739	(4,000,945)	844,794	69,189	(6,088)	907,895	1.26%	7.67%

Total	$7,352,895	$(4,515,527)	$2,837,368	$77,521	$(18,714)	$2,896,175	2.23%	5.08%

(1)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019	$142,762	$(2,554)	$250,514	$(4,486)
December 31, 2018	966,620	(14,937)	81,170	(3,777)

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

For the three months ended March 31, 2019 the Company recognized an OTTI charge of $2.4 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $2.4 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $2.4 million of OTTI recorded, $0.3 million related to securities where OTTI was not recognized in a prior year.

For the three months ended March 31, 2018 the Company recognized an OTTI charge of $1.0 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $1.0 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $1.0 million of OTTI recorded, $0.6 million related to securities where OTTI was not recognized in a prior year.

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
March 31, 2019

price recovery up to or beyond the cost of the investments and the Company is not required to sell the investments for regulatory or other reasons.

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of March 31, 2019 (in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—	$90,407	$90,496	0.66%
Greater than one year and less than or equal to five years	58,962	58,485	3.01%	283,537	267,034	0.99%
Greater than five years and less than or equal to ten years	2,229,019	2,196,310	4.04%	388,946	353,524	1.35%
Greater than ten years	—	—	—%	193,052	172,059	5.83%
Total	$2,287,981	$2,254,795	3.97%	$955,942	$883,113	1.29%

(1)
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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of December 31, 2018 (in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—	$73,194	$73,738	0.59%
Greater than one year and less than or equal to five years	61,644	61,305	3.01%	240,232	226,342	0.89%
Greater than five years and less than or equal to ten years	1,908,417	1,912,545	4.02%	420,050	388,500	1.47%
Greater than ten years	18,219	18,724	3.50%	174,419	156,214	5.77%
Total	$1,988,280	$1,992,574	3.94%	$907,895	$844,794	1.26%

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

For the three months ended March 31, 2019, the Company sold 26 securities for total proceeds of $213.0 million, with an additional $68.4 million proceeds on 5 unsettled security sales, recording realized gains of $4.3 million and realized losses of $2.2 million.

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
March 31, 2019

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

The following table details certain information on VIE A as of March 31, 2019 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,504	$10,515	4.24%	4.47%	2.33
Retained tranche	8,393	6,719	4.50%	18.98%	8.30
Total resecuritized asset	$18,897	$17,234	4.36%	10.12%	4.98

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of March 31, 2019, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as "Non-Agency RMBS." As of March 31, 2019, the Company has recorded secured financing of $10.5 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

(2)
As of December 31, 2018, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as "Non-Agency RMBS." As of December 31, 2018, the Company has recorded secured financing of $10.9 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to VIE A.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

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

The following table details certain information on VIE B as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Assets
CMBS	$88,400	$84,515
Cash and cash equivalents	600	595
Restricted cash	—	258
Other assets	152	151
Total assets	$89,152	$85,519

Liabilities
Financing arrangements, net	$55,340	$54,278
Other liabilities	3,301	2,954
Total liabilities	$58,641	$57,232

Except for restricted cash, assets held by VIE B are not restricted and can be used to settle any obligations of the Company. The liabilities of VIE B are recourse to the Company and can be satisfied with assets of the Company.

4. Loans

Residential mortgage loans

In February 2019, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $25.9 million and $19.7 million, respectively.

For the three months ended March 31, 2019, the Company sold 1 loan for total proceeds of $0.1 million, recording realized gains of $16,044. No residential mortgage loans were sold for the three months ended March 31, 2018.

The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of March 31, 2019 (in thousands):

				Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans	$237,780	$(36,060)	$201,720	$1,039	$(712)	$202,047	4.80%	6.84%	7.88

(1)
This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The table below details information regarding the Company’s residential mortgage loan portfolio as of December 31, 2018 (in thousands):

				Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans	$216,853	$(31,773)	$185,080	$1,190	$(174)	$186,096	4.75%	6.53%	7.14

(1)
This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$161,777	$187,811	$148,508	$172,470
Non-Performing	40,270	49,969	37,588	44,383
	$202,047	$237,780	$186,096	$216,853

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

No OTTI was recorded for the three months ended March 31, 2019 and March 31, 2018 on the Company’s residential mortgage loans.

As of March 31, 2019 and December 31, 2018 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $16.8 million and $17.3 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio:

Geographic Concentration of Credit Risk	March 31, 2019	December 31, 2018
Percentage of fair value of mortgage loans secured by properties in the following states:
Representing 5% or more of fair value:
California	18%	19%
Florida	9%	9%
Georgia	5%	5%
New York	4%	5%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months ended March 31, 2019 and March 31, 2018, respectively (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Beginning Balance	$79,610	$9,318
Additions	19,731	—
Accretion	(3,263)	(490)
Reclassifications from/(to) non-accretable difference	3,849	997
Disposals	(423)	—
Ending Balance	$99,504	$9,825

As of March 31, 2019, the Company’s residential mortgage loan portfolio was comprised of 2,355 conventional loans with original loan balances between $2,053 and $1.9 million.

As of December 31, 2018, the Company’s residential mortgage loan portfolio was comprised of 2,025 conventional loans with original loan balances between $10,000 and $1.9 million.

Commercial loans

The Company has chosen to make a fair value election pursuant to ASC 825 for its commercial loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) columns in the tables below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s commercial loan portfolio on March 31, 2019 (in thousands).

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield	Life (Years) (3)	Initial Stated Maturity Date	Extended Maturity Date (4)	Location
Loan B (5)	$32,800	$—	$32,800	$—	$—	$32,800	7.23%	7.61%	0.27	July 1, 2016	July 1, 2019	TX
Loan G (6)	27,008	—	27,008	—	—	27,008	7.24%	7.24%	1.29	July 9, 2020	July 9, 2022	CA
Loan H (7)	36,000	—	36,000	—	—	36,000	6.48%	6.48%	0.96	March 9, 2019	March 9, 2020	AZ
Loan I (8)	6,818	(235)	6,583	235	—	6,818	12.99%	15.48%	1.81	February 9, 2021	February 9, 2023	MN
Loan J (9)	2,467	—	2,467	—	—	2,467	7.14%	7.14%	2.88	January 1, 2023	January 1, 2024	NY
Loan K (10)	5,130	—	5,130	—	—	5,130	11.49%	12.76%	2.39	May 22, 2021	February 22, 2024	NY
	$110,223	$(235)	$109,988	$235	$—	$110,223	7.54%	7.87%	1.00

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Each commercial loan investment has a variable coupon rate.

(3)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(4)	Represents the maturity date of the last possible extension option.

(5)	Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of March 31, 2019, Loan B has been extended to the extended maturity date shown above.

(6)	Loan G is a first mortgage of up to $75.0 million, of which $27.0 million has been advanced.

(7)	Loan H is a first mortgage of up to $36.0 million, all of which has been advanced. As of Q1 2019, Loan H has been extended to the extended maturity date.

(8)	Loan I is a mezzanine loan of up to $20.0 million, of which $6.8 million has been advanced.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

(9)	Loan J is a first mortgage of up to $30.0 million, of which $2.5 million had been advanced.

(10)
Loan K is comprised of a first mortgage and mezzanine loan of up to $15.0 million and $5.0 million, respectively. As of March 31, 2019, $3.8 million and $1.3 million of the first mortgage and mezzanine loan, respectively, have been advanced.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2018 (in thousands).

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield	Life (Years) (3)	Initial Stated Maturity Date	Extended Maturity Date (4)	Location
Loan B (5)	$32,800	$—	$32,800	$—	$—	$32,800	7.13%	7.51%	0.52	July 1, 2016	July 1, 2019	TX
Loan F (6)	10,417	(1)	10,416	1	—	10,417	13.39%	14.02%	0.03	September 9, 2018	September 9, 2019	MN
Loan G (7)	19,357	—	19,357	—	—	19,357	7.14%	7.14%	1.54	July 9, 2020	July 9, 2022	CA
Loan H (8)	36,000	—	36,000	—	—	36,000	6.21%	6.21%	1.21	March 9, 2019	March 9, 2020	AZ
	$98,574	$(1)	$98,573	$1	$—	$98,574	7.45%	7.65%	0.92

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Each commercial loan investment has a variable coupon rate.

(3)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(4)	Represents the maturity date of the last possible extension option.

(5)
Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million , respectively. As of December 31, 2018, Loan B has been extended to the extended maturity date shown above.

(6)
Loan F is a mezzanine loan of up to $10.4 million, all of which has been funded. As of December 31, 2018, Loan F has been extended to January 2019. Loan F paid off at par in Q1 2019, with the Company receiving proceeds of $10.4 million.

(7)	Loan G is a first mortgage loan of up to $75.0 million, of which $19.4 million has been advanced.

(8)	Loan H is a first mortgage loan of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

During the three months ended March 31, 2019 and March 31, 2018, the Company recorded a de minimis amount and $1.0 million of discount accretion, respectively, on its commercial loans. The decrease is due to the early payoff at par of a loan held at a discount in April 2018.

5. Excess MSRs

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s Excess MSR portfolio on March 31, 2019 (in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$3,476,642	$24,646	$628	$(1,176)	$24,098	9.22%	6.45
Credit Excess MSRs	39,912	203	2	(2)	203	24.56%	5.08
Total Excess MSRs	$3,516,554	$24,849	$630	$(1,178)	$24,301	9.41%	6.43

(1)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2018 (in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$3,564,527	$26,182	$1,081	$(821)	$26,442	10.43%	6.77
Credit Excess MSRs	41,231	215	—	(7)	208	24.09%	5.02
Total Excess MSRs	$3,605,758	$26,397	$1,081	$(828)	$26,650	10.62%	6.75

(1)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an Excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR is less than its amortized cost at the balance sheet date, the Excess MSR is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary." For the three months ended March 31, 2019, the Company recognized an OTTI charge of $0.6 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of the $0.6 million of OTTI recorded for the three months ended March 31, 2019, $0.1 million was related to Excess MSRs where OTTI was not recognized in a prior year. No OTTI was recorded for the three months ended March 31, 2018.

6. Single-family rental properties

In September 2018, the Company purchased 1,225 single-family rental properties for $140.9 million. The Company also financed the portfolio with $103.0 million of 5-year, fixed rate debt. The carrying amount of the properties included $1.3 million of capitalized acquisition costs.

The following table presents the net carrying amount associated with the Company's properties by component (in thousands).

	March 31, 2019	December 31, 2018
Land	$29,104	$29,104
Building and improvements	110,468	109,812
In-place lease intangibles	2,097	2,098
Single-family rental properties	141,669	141,014
Less: Accumulated depreciation and amortization	(3,783)	(2,336)
Single-family rental properties, net	$137,886	$138,678

During the three months ended March 31, 2019, the Company recognized $0.9 million of depreciation expense related to buildings and improvements. The Company also recognized $0.5 million of amortization related to in-place lease intangible assets. The weighted average life of the in-place lease intangibles at purchase is 3.3 months and the Company expects to fully amortize these assets over that time period. These amounts are included in the "Property depreciation and amortization" line item in the consolidated statement of operations.

During the three months ended March 31, 2019, the Company incurred $1.6 million of expenses relating to operating and maintenance and $0.2 million of property management fees. These expenses are included in the "Property operating expenses" line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents a schedule of non-cancellable, contractual, future minimum rent under leases at March 31, 2019 (in thousands). These rental payments are based on contractual cash receipts.

Period Ending December 31,	Amount
2019 (last 9 months)	$6,127
2020	749
2021	4
2022	1
Total	$6,881

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

The fair value of the Company’s mortgage loans considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company’s mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity (considering mortgage insurance). Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans. Accordingly, mortgage loans are classified as Level 3 in the fair value hierarchy.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Fair Value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$2,139,981	$—	$2,139,981
Fixed Rate CMO	—	42,911	—	42,911
Interest Only	—	105,089	—	105,089
Credit Investments:
Non-Agency RMBS	—	150,736	506,103	656,839
Non-Agency RMBS Interest Only	—	—	2,501	2,501
ABS	—	—	20,199	20,199
CMBS	—	14,102	212,904	227,006
CMBS Interest Only	—	—	49,397	49,397
Residential mortgage loans	—	—	202,047	202,047
Commercial loans	—	—	110,223	110,223
Excess mortgage servicing rights	—	—	24,301	24,301
Cash equivalents	35,870	—	—	35,870
Derivative assets	—	4,149	—	4,149
AG Arc	—	—	23,775	23,775
Total Assets Measured at Fair Value	$35,870	$2,456,968	$1,151,450	$3,644,288

Liabilities:
Securitized debt	$—	$—	$(10,515)	$(10,515)
Derivative liabilities	—	(1,290)	—	(1,290)
Total Liabilities Measured at Fair Value	$—	$(1,290)	$(10,515)	$(11,805)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2019 and March 31, 2018.

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
March 31, 2019

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
March 31, 2019
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)
Transfers (1):
Transfers into level 3	30,980	—	—	—	—	—	—	—	—	—
Transfers out of level 3	(61,531)	—	—	(5,280)	—	—	—	—	—	—
Purchases/Transfers	79,066	—	339	19,789	—	19,745	21,516	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	6,689	—
Proceeds from sales/redemptions	(34,636)	—	(1,283)	(6,068)	—	(75)	—	—	—	—
Proceeds from settlement	(5,300)	—	(549)	(15,364)	—	(4,038)	(10,417)	—	—	317
Total net gains/(losses) (2)
Included in net income	5,970	(598)	532	8,773	(934)	319	550	(2,349)	(3,274)	26
Ending Balance	$506,103	$2,501	$20,199	$212,904	$49,397	$202,047	$110,223	$24,301	$23,775	$(10,515)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2019 (3)	$4,979	$(598)	$467	$5,404	$(934)	$145	$550	$(1,736)	$(3,274)	$26
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended March 31, 2019, the Company transferred 4 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 6 Non-Agency RMBS and 2 CMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$11,414
Unrealized gain/(loss) on derivative and other instruments, net	(2,323)
Net realized gain/(loss)	3,198
Equity in earnings/(loss) from affiliates	(3,274)
Total	$9,015
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$10,013
Unrealized gain/(loss) on derivative and other instruments, net	(1,710)
Equity in earnings/(loss) from affiliates	(3,274)
Total	$5,029

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

Three Months Ended
March 31, 2018
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,424	$2,662	$40,958	$161,250	$50,702	$18,890	$57,521	$5,084	$17,911	$(16,478)
Transfers (1):
Transfers into level 3	8,034	—	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	(6,951)	—	—	—	—	—	—
Purchases/Transfers	91,586	—	2,968	30,200	—	—	—	25,371	—	—
Sales/Transfers	(178,121)	—	—	—	—	—	—	—	—	—
Proceeds from settlement	(37,951)	—	(7,974)	(904)	—	(183)	—	(333)	—	994
Total net gains/(losses) (2)
Included in net income	1,947	251	(114)	(625)	(2,077)	1,165	145	625	527	(13)
Ending Balance	$730,919	$2,913	$35,838	$182,970	$48,625	$19,872	$57,666	$30,747	$18,438	$(15,497)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2018 (3)	$1,025	$271	$(95)	$(625)	$(2,077)	$1,165	$145	$625	$527	$(13)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended March 31, 2018, the Company transferred 1 Non-Agency RMBS security into the Level 3 category from the Level 2 and 1 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(3,323)
Unrealized gain/(loss) on derivative and other instruments, net	(13)
Net realized gain/(loss)	4,641
Equity in earnings/(loss) from affiliates	527
Total	$1,832
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$434
Unrealized gain/(loss) on derivative and other instruments, net	(13)
Equity in earnings/(loss) from affiliates	527
Total	$948

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at March 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.43% - 20.00% (5.26%)
Non-Agency RMBS	$497,679	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (15.68%)
			Projected Collateral Losses	0.00% - 30.00% (2.08%)
			Projected Collateral Severities	-16.49% - 100.00% (23.90%)
	$8,424	Consensus Pricing	Offered Quotes	89.89 - 94.89 (91.95)
			Yield	7.00% - 27.50% (20.24%)
Non-Agency RMBS Interest Only	$2,501	Discounted Cash Flow	Projected Collateral Prepayments	3.25% - 18.00% (13.60%)
			Projected Collateral Losses	0.75% - 2.00% (1.59%)
			Projected Collateral Severities	20.00% - 65.00% (35.66%)
		Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
ABS	$12,594		Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
	$7,605	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	4.49% - 14.16% (7.43%)
CMBS	$212,904	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	3.41% - 10.51% (4.69%)
CMBS Interest Only	$49,397	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	6.00% - 8.50% (6.19%)
Residential Mortgage Loans	$84,217	Discounted Cash Flow	Projected Collateral Prepayments	5.48% - 8.37% (8.00%)
			Projected Collateral Losses	1.51% - 4.11% (1.80%)
			Projected Collateral Severities	2.41% - 29.85% (6.09%)
	$117,830	Recent Transaction	Cost	N/A
			Yield	7.23% - 14.04% (8.15%)
Commercial Loans	$37,930	Discounted Cash Flow	Credit Spread	475 bps - 900 bps (532.48 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$72,293	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.62% (9.19%)
	$24,098		Projected Collateral Prepayments	6.96% - 12.33% (9.69%)
	$203	Consensus Pricing	Offered Quotes	0.02 - 0.49 (0.47)
AG Arc	$23,775	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at March 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.80% - 3.80% (3.80%)
Securitized debt	$(10,515)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)
 (1) Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2019.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

Asset Class	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.32% - 20.00% (5.34%)
Non-Agency RMBS	$475,927	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (13.66%)
			Projected Collateral Losses	0.00% - 30.00% (2.24%)
			Projected Collateral Severities	-0.43% - 100.00% (26.30%)
	$15,627	Consensus Pricing	Offered Quotes	86.57 - 97.39 (92.43)
			Yield	7.00% - 35.00% (27.37%)
Non-Agency RMBS Interest Only	$3,099	Discounted Cash Flow	Projected Collateral Prepayments	9.50% - 18.00% (15.70%)
			Projected Collateral Losses	0.75% - 2.00% (1.53%)
			Projected Collateral Severities	20.00% - 65.00% (34.04%)
		Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
ABS	$13,346		Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
	$7,814	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	4.99% - 14.51% (7.91%)
CMBS	$208,228	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.50% (0.02%)
			Projected Collateral Severities	0.00% - 25.00% (1.05%)
	$2,826	Consensus Pricing	Offered Quotes	4.83 - 8.88 (7.87)
			Yield	3.67% - 10.79% (4.93%)
CMBS Interest Only	$50,331	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.92% - 9.00% (6.33%)
Residential Mortgage Loans	$86,813	Discounted Cash Flow	Projected Collateral Prepayments	4.99% - 8.37% (7.95%)
			Projected Collateral Losses	1.43% - 5.83% (1.94%)
			Projected Collateral Severities	6.28% - 32.19% (8.13%)
	$99,283	Recent Transaction	Cost	N/A
			Yield	7.51% - 7.51% (7.51%)
Commercial Loans	$32,800	Discounted Cash Flow	Credit Spread	475 bps - 475 bps (475 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$65,774	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.62% (9.18%)
	$26,442		Projected Collateral Prepayments	6.31% - 10.12% (8.47%)
	$208	Consensus Pricing	Offered Quotes	0.02 - 0.49 (0.47)
AG Arc	$20,360	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	4.09% - 4.09% (4.09%)
Securitized debt	$(10,858)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)
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
March 31, 2019

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

8. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Repurchase agreements	$2,984,198	$2,595,873
Term loan, net	102,074	102,017
Revolving facilities	128,637	124,615
Financing arrangements, net	$3,214,909	$2,822,505

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of March 31, 2019 (in thousands):

	Repurchase Agreements			Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$68,515	2.85%	3.2%	$70,766	$69,401	$229
30 days or less	1,607,956	3.01%	10.7%	1,815,263	1,704,137	7,270
31-60 days	613,755	2.91%	9.4%	685,042	653,039	2,033
61-90 days	588,157	2.79%	7.7%	640,893	621,399	2,134
91-180 days	433	4.74%	18.9%	534	375	1
Greater than 180 days	4,594	4.49%	22.7%	6,886	6,564	5
Total / Weighted Average	$2,883,410	2.94%	9.7%	$3,219,384	$3,054,915	$11,672

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of March 31, 2019 (in thousands):

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$99,185	4.29%	4.38%	16.7%	$117,830	$118,497	$111

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding commercial loans pledged as collateral as of March 31, 2019 (in thousands):

	Repurchase Agreements				Financial Instruments Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$1,603	5.24%	7.42%	35.0%	$2,467	$2,467	$15

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

There were no repurchase agreements and corresponding commercial loans pledged as collateral as of December 31, 2018.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 9 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on March 31, 2019 and December 31, 2018, broken out by investment type (in thousands):

	March 31, 2019	December 31, 2018
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$2,231,482	$1,927,359
Non-Agency RMBS	640,396	605,243
ABS	12,594	13,346
CMBS	266,689	248,355
Residential Mortgage Loans	117,830	99,283
Commercial Loans	2,467	—
Cash pledged (i.e., restricted cash) under repurchase agreements	6,232	20,267
Fair Value of unsettled trades pledged as collateral under repurchase agreements	68,223	—
Total collateral pledged under repurchase agreements	$3,345,913	$2,913,853

The following table presents the fair value of collateral posted to us under repurchase agreements by lenders (in thousands):

	March 31, 2019	December 31, 2018
Fair Value of investments posted to us under repurchase agreements:
Agency RMBS	$2,927	$1,534
U.S. Treasury Securities	3,510	1,123
Total collateral posted to us under repurchase agreements	$6,437	$2,657

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on March 31, 2019 and December 31, 2018, broken out by investment type (in thousands):

	March 31, 2019	December 31, 2018
Repurchase agreements secured by investments:
Agency RMBS	$2,164,542	$1,805,054
Non-Agency RMBS	507,790	499,851
ABS	9,480	10,548
CMBS	201,598	196,658
Residential Mortgage Loans	99,185	83,762
Commercial Loans	1,603	—
Gross Liability for repurchase agreements	$2,984,198	$2,595,873

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of March 31, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$2,984,198	$—	$2,984,198	$2,984,198	$—	$—

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

Term loan and revolving facilities

The following table presents information regarding the Company's term loan and revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of March 31, 2019 and December 31, 2018 (in thousands).

			March 31, 2019					December 31, 2018
Facility (1)	Investment	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Term loan, net (2)	Single-family rental properties	October 10, 2023	4.63%	4.80%	$102,074	$137,886	$103,000	4.63%	4.80%	$102,017	$138,678

Revolving facility A (4)	Commercial loans	July 1, 2019	4.64%	4.64%	$21,796	$32,800	$21,796	4.66%	4.66%	$21,796	$32,800
Revolving facility B (3)(4)	Residential mortgage loans	June 15, 2020	4.50%	4.50%	62,285	83,413	110,000	4.53%	4.54%	63,328	85,343
Revolving facility C (3)(4)	Commercial loans	August 10, 2023	4.58%	4.83%	44,556	63,008	100,000	4.53%	4.80%	39,491	55,357
Total revolving facilities					$128,637	$179,221	$231,796			$124,615	$173,500

Total term loan and revolving facilities					$230,711	$317,107	$334,796			$226,632	$312,178

(1)	The term loan and all revolving facilities listed above are interest only until maturity.

(2)	As of March 31, 2019 and December 31, 2018, the total borrowings under the term loan is $103.0 million, which is shown net of deferred financing costs of $0.9 million and $1.0 million, respectively.

(3)	Increasing the Company's borrowing capacity under this facility requires consent of the lender.

(4)	Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

In September 2018, SFR MT LLC, a subsidiary of the Company, entered into an agreement with an insurance company to finance the ownership and acquisition of Single-family rental properties (the "term loan"). The financing has a fixed rate of 4.625%. This

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

financing arrangement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.

On September 17, 2014, AG MIT CREL, LLC ("AG MIT CREL"), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the "CREL Repurchase Agreement" or "Revolving facility A") with Wells Fargo to finance certain commercial loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.

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

In August 2018, AG MIT CREL II, LLC, a subsidiary of the Company, entered into a Master Repurchase Agreement with JP Morgan (the "JPM Repurchase Agreement" or "Revolving facility C") to finance certain commercial loans. The JPM Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.

Financing arrangements

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements ("MRAs") or loan agreements with such financing counterparties. As of March 31, 2019 and December 31, 2018 the Company had 44 financing counterparties under which it had outstanding debt with 32 and 31 counterparties, respectively.

The following table presents information at March 31, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities (in thousands).

Counterparty	Stockholders’ Equity at Risk (in thousands)	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc	$53,089	295	7%

The following table presents information at December 31, 2018 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities (in thousands).

Counterparty	Stockholders’ Equity at Risk (in thousands)	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc	$40,882	356	6%

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

9. Other assets and liabilities

The following table details certain information on the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Other assets
Interest receivable	$13,809	$12,762
Receivable on unsettled trades - $68,223 and $- pledged as collateral, respectively	68,389	—
Receivable under reverse repurchase agreements	—	11,461
Derivative assets, at fair value	4,149	1,729
Other assets	11,726	6,948
Due from broker	544	603
Total Other assets	$98,617	$33,503

Other liabilities
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$—	$11,378
Interest payable	10,364	12,196
Derivative liabilities, at fair value	1,290	317
Due to affiliates	4,135	4,023
Accrued expenses	6,256	7,859
Taxes payable	375	1,673
Due to broker	11,309	7,734
Total Other liabilities	$33,729	$45,180

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
March 31, 2019

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

The following table presents the fair value of the Company’s derivatives and other instruments and their balance sheet location at March 31, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	March 31, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$1,601	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(265)	(317)
Payer Swaptions	Non-Hedge	Other assets	556	323
TBAs	Non-Hedge	Other assets	1,992	—
TBAs	Non-Hedge	Other liabilities	(1,025)	—
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of March 31, 2019, the Company applied a reduction in fair value of $34,375 to its Eurodollar Futures assets related to variation margin. As of December 31, 2018, the Company applied a fair value reduction of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of March 31, 2019, the Company applied a reduction in fair value of $8.7 million and $12.8 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company’s consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	March 31, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements	1,666,500	1,963,500
Payer Swaptions	485,000	260,000
Long TBAs	125,000	—
Long positions on U.S. Treasury Futures (1)	—	30,000
Short positions on Eurodollar Futures (2)	750,000	500,000
Short positions on U.S. Treasuries	—	11,250

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest rate swaps	$(10,662)	$36,252
Eurodollar Futures	1,034	—
Swaptions	(518)	352
U.S. Treasury Futures	(145)	(494)
TBAs (1)	893	428
U.S. Treasuries	82	(94)
	(9,316)	36,444

Included within Net realized gain/(loss)
Interest rate swaps	(17,542)	—
Eurodollar Futures	(1,240)	—
Swaptions	(634)	51
U.S. Treasury Futures	69	673
TBAs (1)	(356)	373
U.S. Treasuries	(73)	131
	(19,776)	1,228
Total income/(loss)	$(29,092)	$37,672

(1)
For the three months ended March 31, 2019, gains and losses from purchases and sales of TBAs consisted of $0.4 million of net TBA dollar roll net interest income and net gains of $0.1 million due to price changes. For the three months ended March 31, 2018, gains and losses from purchases and sales of TBAs consisted of $0.5 million of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of March 31, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$3,521	$—	$3,521	$—	$865	$2,656
Interest Rate Swaptions	557	—	557	—	(300)	857
TBAs	1,992	—	1,992	1,992	—	—
Total Derivative Assets	$6,070	$—	$6,070	$1,992	$565	$3,513

Derivative Liabilities (3)
Interest Rate Swaps	$2,117	$—	$2,117	$—	$865	$1,252
TBAs	(1,025)	—	(1,025)	—	(1,025)	—
Total Derivative Liabilities	$1,092	$—	$1,092	$—	$(160)	$1,252

(1)
The Company applied a reduction in fair value of $8.7 million and $12.8 million to its interest rate swap assets and liabilities, respectively, related to variation margin. The Company applied a reduction in fair value of $34,375 to its Eurodollar Futures assets related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $6.1 million less accrued interest of $(2.0) million for a total of $4.1 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $1.1 million plus accrued interest of $(2.4) million for a total of $(1.3) million.

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

(1)
The Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin as well as a reduction in fair value of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Futures liabilities, respectively, related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $2.9 million less accrued interest of $(1.2) million for a total of $1.7 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $1.6 million plus accrued interest of $(1.9) million for a total of $(0.3) million.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of March 31, 2019, the Company pledged real estate securities with a fair value of $9.4 million and cash of $26.6 million as collateral against certain derivatives. The $26.6 million of cash pledged as collateral against certain derivatives has been reduced by $4.0 million related to variation margin. The Company’s counterparties posted cash of $0.9 million to it as collateral for certain derivatives. As of December 31, 2018, the Company pledged real estate securities with a fair value of $7.2 million and cash of $29.3 million as collateral against certain derivatives. Of the $29.3 million of cash pledged as collateral against certain derivatives, $7.1 million represents amounts related to variation margin.The Company’s counterparties posted cash of $1.5 million as collateral for certain derivatives.

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

As of March 31, 2019, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of March 31, 2019 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.73%	0.95
2021	58,500	3.00%	2.66%	2.52
2022	635,000	2.01%	2.33%	3.24
2023	154,000	3.07%	2.73%	4.45
2024	280,000	2.16%	2.67%	5.19
2025	20,000	2.81%	2.74%	5.85
2026	195,000	2.44%	2.66%	7.19
2027	194,000	2.30%	2.70%	8.33
2028	25,000	2.52%	2.80%	8.78
Total/Wtd Avg	$1,666,500	2.24%	2.56%	4.68

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

For the Three Months Ended March 31, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$—	$657,000	$(532,000)	$125,000	$126,680	$(125,713)	$1,992	$(1,025)
TBAs - Short	$—	$185,000	$(185,000)	$—	$—	$—	$—	$—

For the Three Months Ended March 31, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000	$635,000	$(596,000)	$139,000	$143,723	$(143,068)	$1,012	$(357)
TBAs - Short	$—	$551,000	$(551,000)	$—	$—	$—	$—	$—

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

As of March 31, 2019 and March 31, 2018, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	March 31, 2019	March 31, 2018
Outstanding warrants (1)	—	1,007,500
Unvested restricted stock units previously granted to the Manager	40,007	60,000
(1) The warrants expired on July 6, 2018.

Each warrant entitled the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three months ended March 31, 2018, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. The warrants expired on July 6, 2018.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2019 and March 31, 2018 (in thousands, except per share data):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$25,788	$4,880

Denominator:
Basic weighted average common shares outstanding	30,551	28,196
Dilutive effect of restricted stock units	30	21
Diluted weighted average common shares outstanding	30,581	28,217

Basic Earnings/(Loss) Per Share of Common Stock:	$0.84	$0.17
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.84	$0.17

The following tables detail our common stock dividends during the three months ended March 31, 2019 and March 31, 2018:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475

The following tables detail our preferred stock dividends during the three months ended March 31, 2019 and March 31, 2018:

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50

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

For the three months ended March 31, 2019 and March 31, 2018, the Company recorded excise tax expense of $0.1 million and $0.4 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

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

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2019 or March 31, 2018. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

12. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of March 31, 2019 and December 31, 2018, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three months ended March 31, 2019 and March 31, 2018, the Company incurred management fees of approximately $2.3 million and $2.4 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2019 and December 31, 2018, no event of termination of the management agreement had occurred.

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

Of the $3.8 million and $3.2 million of Other operating expenses for the three months ended March 31, 2019 and March 31, 2018, respectively, the Company has accrued $2.0 million and $1.8 million, respectively, representing a reimbursement of expenses. The Manager did not waive its right to receive any expense reimbursements for the three months ended March 31, 2019. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of March 31, 2019, 36,736 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2019, the Company has granted an aggregate of 80,514 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of March 31, 2019, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 79,993 restricted stock units granted to the Company’s Manager have vested. The 40,007 restricted stock units that have not vested as of March 31, 2019 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

Director compensation

Beginning in 2018, the Company began paying a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board. Beginning in 2019, the Company increased the annual fee paid to the lead independent director from $15,000 to $25,000.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of March 31, 2019 and December 31, 2018.

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

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. See Note 2 for the fair value of AG Arc as of March 31, 2019 and December 31, 2018.

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

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of March 31, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $24.9 million and $27.3 million, respectively.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 with an amendment to the MATH LLC Agreement. As of March 31, 2019, the Company’s share of MATH’s total capital commitment to MATT was $44.6 million, of which the Company had funded $33.4 million and the Company's remaining commitment was $11.2 million (net of any return of capital to the Company).

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form that it purchases from an affiliate (or affiliates) of the Manager ("Re/Non-Performing Loans"), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential loans and Re/Non-Performing Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for (i) non-performing loans and (ii) re-performing loans. For the three months ended March 31, 2019 and March 31, 2018, the fees paid by the Company to the Asset Manager totaled $124,984 and $47,641, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three months ended March 31, 2019 and March 31, 2018 the administrative fees paid by the Company to Arc Home totaled $82,904 and $19,935, respectively.

In February 2017, in accordance with the Company’s Affiliated Transactions Policy, the Company executed one trade whereby the Company acquired a real estate security from an affiliate of the Manager (the "February Selling Affiliate"). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the February Selling Affiliate, the Company submitted its bid for the real estate security to the February Selling Affiliate. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

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

In October 2018, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and loans from an affiliate of the Manager (the "October 2018 Selling Affiliate"). As of the date of the trade, the real estate securities and loans acquired from the October 2018 Selling Affiliate had a total fair value of $0.5 million. As procuring market bids for the real estate securities and loans was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In March 2019, in accordance with the Company’s Affiliated Transactions Policy, the Company executed one trade whereby the Company acquired a real estate security from an affiliate of the Manager (the "March 2019 Selling Affiliate"). As of the date of the trade, the security acquired from the March 2019 Selling Affiliate had a total fair value of $0.9 million. The March 2019 Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the March 2019 Selling Affiliate, the Company submitted its bid for the real estate security to the March 2019 Selling Affiliate. The pre-submission of the Company's bid allowed the Company to confirm third-party market pricing and best execution.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

13. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of March 31, 2019, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as "accredited investors" under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of common stock ("private placement share") and a warrant ("private placement warrant") to purchase 0.50 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised for the three months ended March 31, 2018, or in 2018 through the expiration date on July 6, 2018.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of March 31, 2019, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2019 or March 31, 2018, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. For the three months ended March 31, 2019, the Company sold 503,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the three months ended March 31, 2018, the Company did not sell any common stock under the Equity Distribution Agreements.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

14. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

The below table details the Company's outstanding commitments as of March 31, 2019 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 28, 2019	$44,590	$33,400	$11,190
Variable funding note (b)	March 29, 2018	12,400	7,600	4,800
Commercial loan G (c)	July 26, 2018	75,000	27,008	47,992
Commercial loan I (c)	January 23, 2019	20,000	6,818	13,182
Commercial loan J (c)	February 11, 2019	30,000	2,467	27,533
Commercial loan K (c)	February 22, 2019	20,000	5,130	14,870
Total		$201,990	$82,423	$119,567

(a)	Refer to Note 12 "Investments in debt and equity of affiliates" for more information regarding MATH.

(b)	On March 29, 2018, the Company, alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture.

(c)	The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The table below presents our results of operations for the three months ended March 31, 2019 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$41,406	$—	$84	$41,490
Interest expense	22,093	1,248	—	23,341
Total Net Interest Income	19,313	(1,248)	84	18,149

Other Income/(Loss)
Rental income	—	3,397	—	3,397
Net realized gain/(loss)	(20,584)	(26)	—	(20,610)
Net interest component of interest rate swaps	1,781	—	—	1,781
Unrealized gain/(loss) on real estate securities and loans, net	46,753	—	—	46,753
Unrealized gain/(loss) on derivative and other instruments, net	(10,086)	—	—	(10,086)
Other income	413	183	—	596
Total Other Income/(Loss)	18,277	3,554	—	21,831

Expenses
Management fee to affiliate	—	—	2,345	2,345
Other operating expenses	968	48	2,814	3,830
Equity based compensation to affiliate	—	—	126	126
Excise tax	—	—	92	92
Servicing fees	371	—	—	371
Property depreciation and amortization	—	1,447	—	1,447
Property operating expenses	—	1,843	—	1,843
Total Expenses	1,339	3,338	5,377	10,054

Income/(loss) before equity in earnings/(loss) from affiliates	36,251	(1,032)	(5,293)	29,926

Equity in earnings/(loss) from affiliates	(771)	—	—	(771)
Net Income/(Loss)	35,480	(1,032)	(5,293)	29,155

Dividends on preferred stock	—	—	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$35,480	$(1,032)	$(8,660)	$25,788

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

The table below presents our results of operations for the three months ended March 31, 2018 by business segment (in thousands):

	Securities and Loans	Corporate	Total
Net Interest Income
Interest income	$39,357	$—	$39,357
Interest expense	15,326	—	15,326
Total Net Interest Income	24,031	—	24,031

Other Income/(Loss)
Net realized gain/(loss)	(11,839)	—	(11,839)
Net interest component of interest rate swaps	(1,470)	—	(1,470)
Unrealized gain/(loss) on real estate securities and loans, net	(36,155)	—	(36,155)
Unrealized gain/(loss) on derivative and other instruments, net	37,090	—	37,090
Total Other Income/(Loss)	(12,374)	—	(12,374)

Expenses
Management fee to affiliate	—	2,439	2,439
Other operating expenses	430	2,793	3,223
Equity based compensation to affiliate	—	51	51
Excise tax	—	375	375
Servicing fees	62	—	62
Total Expenses	492	5,658	6,150

Income/(loss) before equity in earnings/(loss) from affiliates	11,165	(5,658)	5,507

Equity in earnings/(loss) from affiliates	2,740	—	2,740
Net Income/(Loss)	13,905	(5,658)	8,247

Dividends on preferred stock	—	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$13,905	$(9,025)	$4,880

The table below presents our consolidated balance sheet as of March 31, 2019 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$3,811,799	$143,652	$51,690	$4,007,141
Total Liabilities	$3,138,221	$104,277	$33,007	$3,275,505
Total Stockholders' Equity	$673,578	$39,375	$18,683	$731,636
Total Liabilities & Stockholders' Equity	$3,811,799	$143,652	$51,690	$4,007,141

(a)	Includes Investments in debt and equity of affiliates of $102.1 million.

The table below presents our consolidated balance sheet as of December 31, 2018 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$3,373,713	$142,535	$32,678	$3,548,926
Total Liabilities	$2,759,082	$105,102	$28,731	$2,892,915
Total Stockholders' Equity	$614,631	$37,433	$3,947	$656,011
Total Liabilities & Stockholders' Equity	$3,373,713	$142,535	$32,678	$3,548,926

(a)	Includes Investments in debt and equity of affiliates of $84.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, or this "report," we refer to AG Mortgage Investment Trust, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our "Manager," and we refer to the direct parent company of our Manager, Angelo, Gordon & Co., L.P., as "Angelo Gordon."

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, changes in default rates, the availability and terms of financing, changes in the fair market value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS, ABS and CMBS securities, Excess MSRs and loans, our ability to integrate newly acquired rental assets into our investment portfolio, our ability to predict and control costs, conditions in the real estate market and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequent filings, including this one. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Agency RMBS, Credit Investments and Single-Family Rental Properties. Our Credit Investments include our Residential Investments, Commercial Investments and ABS Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA and MITT PrB, respectively.

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

◦
Excess MSRs are grouped within "Interest Only and Excess MSR" throughout Part I, Item 2 of this Quarterly Report on Form 10-Q and are grouped within Excess mortgage servicing rights or Excess MSRs in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;

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

•
RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are secured by residential real property including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

New Origination Loans include:

•
"Non-QMs," which are residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's (the "CFPB") safe harbor provision for "qualifying mortgages," or "QM," that we hold alongside other private funds under the management of Angelo Gordon. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section of this Item 2 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include:

•	Commercial mortgage-backed securities ("CMBS");

•	Interest Only securities (CMBS backed by interest-only strips);

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

Single-Family Rental Properties Segment

Our investment portfolio also includes a stabilized portfolio of single-family rental properties (our "SFR portfolio" or "SFR"). We acquired our SFR portfolio in September 2018 from funds affiliated with Connorex-Lucinda, LLC ("Conrex"). The portfolio includes 1,225 properties located predominately in the Southeast United States. At closing, we entered into a property management services agreement with Conrex whereby Conrex will continue to provide property management services with respect to the properties.

Investment classification

Throughout this Item 2, (1) we use the terms "credit portfolio" and "credit investments" to refer to our Residential Investments, Commercial Investments and ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager), New Origination Loans, and commercial real estate loans, collectively, as our "loans"; (3) we use the term "credit securities" to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term "real estate securities" or "securities" to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our "investment portfolio" refers to our combined Agency RMBS portfolio, credit portfolio, and SFR portfolio and encompasses all of the investments described above.

We also use the term "GAAP investment portfolio" which consists of (i) our Agency RMBS, exclusive of (x) TBAs, and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP Agency RMBS portfolio"), (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities, and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP credit portfolio") and (iii) our SFR portfolio. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our investments held within affiliated entities.

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

Market conditions

Including distressed sales, home prices nationwide increased by 4.0% on a year-over-year basis in February 2019 as compared with February 2018, according to data released by CoreLogic. This marks the 85th consecutive monthly increase year-over-year in national home prices. According to CoreLogic’s Homeowner Equity Report, in the fourth quarter of 2018, U.S. homeowners with mortgages have seen their equity increase by a total of nearly $678 billion since the fourth quarter of 2017. In the fourth quarter of 2018, as compared to the fourth quarter of 2017, the total number of mortgaged residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased to 2.2 million homes from 2.6 million homes.
Home prices continued to climb during the quarter, albeit at a slower pace than year-ago levels. Despite slowing growth year-over-year, home prices continue to remain well-supported by tight inventory levels across much of the nation, and the negative equity epidemic has eased due to the rise in home prices over the past several years. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving. According to CoreLogic’s Loan Performance Insights Report, the serious delinquency rate, defined as 90 days or more past due including loans in foreclosure, was 1.4% in January 2019 down from 2.1% in January 2018. This improvement has been driven by the strengthening of borrower’s household balance sheets and unemployment remaining low.
After the above trend rate of growth in 2018, all economic indicators pointed to slower growth in the first quarter of 2019 as the fiscal boost from the tax cut waned, global growth stalled and both the government shutdown and trade tensions weighed on sentiment. The labor market continued to tighten in the first quarter, but inflation as measured by year-over-year core PCE slipped below the Fed’s target. At the March meeting, the Federal Reserve maintained the federal funds interest rate at a target range of 2.25%-2.50% but moderated its outlook for growth and expressed concern over persistently lower inflation. In response, the Fed pivoted away from its more hawkish message from the fourth quarter by pausing its interest rate tightening campaign in an effort to loosen financial conditions. In the Fed’s Summary of Economic Projections, the median fed funds rate projection was reduced from 2.9% to 2.4% in 2019 and 3.1% to 2.6% in 2020 and 2021, respectively, effectively removing all but one tightening through the end of 2021. The Fed also announced that the end of its balance sheet runoff would occur in the third quarter of this year.
Spreads for mortgage sectors were overall tighter during the first quarter of 2019. Agency MBS spreads stabilized despite the decline in treasury and swap yields and an increase in implied volatility during the quarter. Support for the sector was driven by manageable supply and the dovish stance by the Federal Reserve. The CRT market, which also serves as a barometer of overall mortgage credit, stabilized after a volatile year end. Spreads rallied amid increased liquidity and alongside broader market rallies. Legacy RMBS spreads and short-duration non-performing and re-performing loans spreads tightened during the quarter as well. CMBS also stabilized during the quarter, as prices of commercial real estate debt securities that performed the most poorly at the end of 2018 improved the most during the first quarter. CMBS spreads in new issue AAA bonds and BBB securities tightened as well during the quarter. The spread tightening during the quarter primarily drove the increase in MITT’s book value.

The market conditions and trends outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profile of our business changes.
Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act or changes to Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. There is a lack of clarity around the impact of such potential reforms on our operations.

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair market value of our assets and the supply of, and demand for, our target assets in the marketplace, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Our net interest income varies primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs.

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018 (in thousands, except for share and per share data):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Statement of Operations Data:
Net Interest Income
Interest income	$41,490	$39,357
Interest expense	23,341	15,326
Total Net Interest Income	18,149	24,031

Other Income/(Loss)
Rental income	3,397	—
Net realized gain/(loss)	(20,610)	(11,839)
Net interest component of interest rate swaps	1,781	(1,470)
Unrealized gain/(loss) on real estate securities and loans, net	46,753	(36,155)
Unrealized gain/(loss) on derivative and other instruments, net	(10,086)	37,090
Other income	596	—
Total Other Income/(Loss)	21,831	(12,374)

Expenses
Management fee to affiliate	2,345	2,439
Other operating expenses	3,830	3,223
Equity based compensation to affiliate	126	51
Excise tax	92	375
Servicing fees	371	62
Property depreciation and amortization	1,447	—
Property operating expenses	1,843	—
Total Expenses	10,054	6,150

Income/(loss) before equity in earnings/(loss) from affiliates	29,926	5,507

Equity in earnings/(loss) from affiliates	(771)	2,740
Net Income/(Loss)	29,155	8,247

Dividends on preferred stock	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$25,788	$4,880

Net Income/(Loss) Available to Common Stockholders

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Net income/(loss) available to common stockholders increased $20.9 million from $4.9 million for the three months ended March 31, 2018 to $25.8 million for the three months ended March 31, 2019, primarily due to higher prices on our securities, which increased our "Unrealized gain/(loss) on real estate securities and loans, net," offset by lower derivative prices, which decreased our "Unrealized gain/(loss) on derivative and other instruments, net."

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio excluding SFR and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Interest income increased by $2.1 million from $39.4 million at March 31, 2018 to $41.5 million at March 31, 2019 primarily due an increase in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.41% from 4.61% for the three months ended March 31, 2018 to 5.02% for the three months ended March 31, 2019. This was offset by a decrease in the weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, of $0.1 billion from $3.4 billion at March 31, 2018 to $3.3 billion at March 31, 2019 period over period.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Interest expense increased by $8.0 million from $15.3 million at March 31, 2018 to $23.3 million at March 31, 2019 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 1.06% from 2.10% for the three months ended March 31, 2018 to 3.16% for the three months ended March 31, 2019. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $0.1 billion from $2.9 billion for the three months ended March 31, 2018 to $3.0 billion for the three months ended March 31, 2019. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds.

Rental income

Rental income is accrued monthly on a straight-line basis over the terms of the leases on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, Rental income was $3.4 million. We did not own the SFR portfolio during the three months ended March 31, 2018.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) sales of single-family rental properties out of our GAAP investment portfolio, if any, (iv) sales of derivatives and other instruments, and (v) other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 of the Notes to Consolidated Financial Statements (unaudited) for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Sale of real estate securities	$2,062	$(12,496)
Sale of loans, and loans transferred to or sold from Other assets	173	392
Settlement of derivatives and other instruments	(19,776)	1,228
OTTI	(3,069)	(963)
Total Net realized gain/(loss)	$(20,610)	$(11,839)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Net interest component of interest rate swaps increased by $3.3 million from $(1.5) million at March 31, 2018 to $1.8 million at March 31, 2019 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which the floating leg of these derivative instruments are based, increased from 1.925% for the three months ended March 31, 2018 to 2.687% for the three months ended March 31, 2019. This was offset by a decrease in the weighted average swap notional from $2.3 billion at March 31, 2018 to $1.9 billion at March 31, 2019.

Unrealized gain/(loss) on real estate securities and loans, net

Refer to the "Market overview" section of this Item 2 for a discussion of the changes in market pricing which contributed to our "Unrealized gain/(loss) on real estate securities and loans, net" line item. Realized gains and losses on sales of real estate securities and loans can also impact our "Unrealized gain/(loss) on real estate securities and loans, net" as those sales convert unrealized gains and losses into realized gains and losses.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, Unrealized gain/(loss) on real estate securities and loans, net was $46.8 million and $(36.2) million, respectively. The $46.8 million at March 31, 2019 was comprised of unrealized gains on securities and unrealized losses on loans of $47.2 million and $0.4 million, respectively, during the period.

Unrealized gain/(loss) on derivative and other instruments, net

Refer to the "Market overview" section of this Item 2 for a discussion of the changes in market pricing which contributed to our "Unrealized gain/(loss) on derivative and other instruments, net" line item. Realized gains and losses on sales of derivatives and other instruments can also impact our "Unrealized gain/(loss) on derivative and other instruments, net" as those sales convert unrealized gains and losses into realized gains and losses.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, Unrealized gain/(loss) on derivative and other instruments, net was $(10.1) million and $37.1 million, respectively. The $(10.1) million at March 31, 2019 was comprised of unrealized losses on certain derivatives and other instruments of $11.0 million and unrealized gains on TBAs of $0.9 million.

Other income

Other income pertains to certain fees we receive on our residential mortgage loans, commercial real estate loans, and CMBS portfolio and ancillary rental income and insurance proceeds we receive on our SFR portfolio.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, Other income increased as a result of origination fees received related to new commercial real estate loans coupled with insurance proceeds received on our SFR portfolio and increased fees received on our CMBS portfolio.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, our management fees were $2.3 million and $2.4 million, respectively. Management fees decreased slightly due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses within our reportable segments and corporate for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Corporate
Affiliate expense reimbursement - Operating expenses	$1,745	$1,633
Professional fees	440	530
D&O insurance	174	179
Directors’ fees and stock compensation	221	201
Other	234	250
Total Corporate	2,814	2,793

Securities and Loans and Single-Family Rental Properties Segments
Affiliate expense reimbursement - Deal related expenses	194	169
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees	42	—
Professional fees	94	43
Residential mortgage loan related expenses	182	182
Transaction related expenses and deal related performance fees	354	—
Other	150	36
Total Securities and Loans and Single-Family Rental Properties Segments	1,016	430
Total Other operating expenses	$3,830	$3,223

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, our equity based compensation to affiliate increased due to a retrospective adjustment as a result of updated guidance.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, excise tax was $0.1 million and $0.4 million, respectively. The decrease relates to a true up based on estimated 2018 taxable income taken in the current period.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of March 31, 2019 and March 31, 2018, we owned Residential mortgage loans with fair market value of $202.0 million and $19.9 million, respectively. The increase in fair market value pertains to the purchase of pools of primarily RPLs towards the end of the second and fourth quarters of 2018 and in February 2019.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018 our servicing fees were $0.4 million and $0.1 million, respectively. The increase in fees primarily pertains to purchases of residential mortgage loans in 2018.

Property depreciation and amortization

We recognize straight line depreciation and amortization on our buildings, in-place lease intangibles and any capitalized acquisition, renovation, or other expense that improves or extends the useful life of our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, property depreciation and amortization was $1.4 million. There was no property depreciation and amortization for the three months ended March 31, 2018.

Property operating expenses

Property operating expenses may include property taxes, insurance, homeowner association fees, market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, marketing expenses, and property management fees on our SFR portfolio. Property management fees represent costs associated with the oversight and management of our SFR portfolio. Our SFR portfolio is managed by Conrex. We acquired a stabilized portfolio of SFR in September 2018.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, Property operating and maintenance expenses were $1.8 million. There were no property operating and maintenance expenses for the three months ended March 31, 2018.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and March 31, 2018, we recorded Equity in earnings/(loss) from affiliates of $(0.8) million and $2.7 million, respectively. The decrease primarily pertains to our share of the unrealized losses on investments held within affiliated entities.

Book value per share

As of March 31, 2019, December 31, 2018 and March 31, 2018, our book value per common share was $17.44, $17.21 and $19.32 respectively.

Undepreciated book value per share is a non-GAAP book value metric which adds accumulated depreciation and amortization back to book value to present an adjusted book value that incorporates the Company's single-family rental property portfolio at its undepreciated basis. This metric allows management to consider the investment portfolio exclusive of non-cash adjustments and facilitates the comparison of our financial performance to peer REITs. A reconciliation of book value per share to undepreciated book value per share as of March 31, 2019, December 31, 2018 and March 31, 2018 is presented below.

	March 31, 2019	December 31, 2018	March 31, 2018
Book value per share	$17.44	$17.21	$19.32
Add back: Accumulated depreciation and amortization per share	0.12	0.09	—
Undepreciated book value per share	$17.56	$17.30	$19.32

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares granted to AG REIT Management, LLC, our external manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of the Company’s 8.25% Series A and 8.00% Series B Cumulative Redeemable Preferred Stock as the numerator.

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities" and "Liquidity and capital resources" sections of this Item 2, where we disclose our investment portfolio and the related financing arrangements, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates and TBAs.

Net interest margin and leverage ratio

GAAP net interest margin and net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio or our investment portfolio, respectively, which both exclude cash held by us and any net TBA position. The weighted average yield on our Agency RMBS portfolio and our credit portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The weighted average yield on our SFR portfolio represents annualized net operating income for the quarter divided by the carrying value of our SFR portfolio gross of accumulated depreciation and amortization. Net operating income on our SFR portfolio is comprised of rental income and other SFR related income less property operating expenses. The calculation of weighted average yield is weighted on net carrying value. The weighted average cost of funds is the sum of the weighted average funding costs on total financing outstanding at quarter-end and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio or our investment portfolio and securitized debt at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities, if any.

Net interest margin and leverage ratio can be used to calculate the return on equity of our investment portfolio and Management believes that these metrics should be considered together when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of March 31, 2019 and March 31, 2018 and a reconciliation to our GAAP investment portfolio:

March 31, 2019
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield*	5.03%	—%	6.10%	5.16%
Cost of Funds	2.96%	—%	4.95%	3.07%
Net Interest Margin	2.07%	—%	1.15%	2.09%
Leverage Ratio	4.3x	N/A	***	4.7x
March 31, 2018
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield	4.82%	9.94%	6.73%	4.99%
Cost of Funds	2.18%	—	4.04%	2.30%
Net Interest Margin	2.64%	9.94%	2.69%	2.69%
Leverage Ratio	4.1x	N/A	***	4.6x
*Yield of 4.49% on SFR portfolio is based on annualized quarterly net operating income divided by carrying value, gross of accumulated depreciation and amortization.
**Excludes any net TBA position.
***Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) unrealized gains/(losses) on securities, loans, derivatives and other investments and realized gains/(losses) on the sale or termination of such instruments, (ii) beginning with Q2 2018, as a policy change, any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) beginning with Q3 2018, concurrent with a change in our business, any depreciation or amortization expense related to our SFR portfolio, (iv) beginning with Q3 2018, as a policy change, accrued deal related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), and (v) beginning with Q4 2018 and applied retrospectively, as a policy change, realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights as well as realized and unrealized changes in the fair value of derivatives that are intended to offset changes in the fair value of those net mortgage servicing rights. Items (i) through (v) above include any amounts related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at acquisition or disposition and does not view them as being part of its core operations. Management views the exclusion described in (v) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financials, provides supplemental information useful for investors as it enables them to evaluate our current core performance using the same measure that management uses to operate the business. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three months ended March 31, 2019 and March 31, 2018 is set forth below (in thousands, except for share and per share data):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Income/(loss) available to common stockholders	$25,788	$4,880
Add (Deduct):
Net realized (gain)/loss	20,610	11,839
Dollar roll income	357	488
Equity in (earnings)/loss from affiliates	771	(2,740)
Net interest income and expenses from equity method investments (a)	1,004	1,698
Transaction related expenses and deal related performance fees (b)(c)	458	—
Property depreciation and amortization	1,447	—
Other income	(147)	—
Unrealized (gain)/loss on real estate securities and loans, net	(46,753)	36,155
Unrealized (gain)/loss on derivative and other instruments, net	10,086	(37,090)
Core Earnings (d)	$13,621	$15,230

Core Earnings, per Diluted Share (d)	$0.45	$0.54

(a)
For the three months ended March 31, 2019 and March 31, 2018, $(2.8) million or $(0.09) per diluted share and $1.3 million or $0.05 per diluted share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core earnings per diluted share as a result of our modification to the definition and calculation of Core Earnings in Q4 2018.

(b)
For the three months ended March 31, 2018, the above chart was not adjusted for transaction related expenses of $0.1 million, as they did not have a material impact on Core Earnings for the period. Our policy with respect to transaction related expenses was modified in Q2 2018.

(c)
For the three months ended March 31, 2018, the above chart was not adjusted for deal related performance fees as they did not have a material impact on Core Earnings for the period. Our policy with respect to deal related performance fees was modified in Q3 2018.

(d)
The three months ended March 31, 2019 and March 31, 2018 include cumulative retrospective adjustments of $(0.3) million or $(0.01) per diluted share and $0.4 million or $0.02 per diluted share, respectively, on the premium amortization for investments accounted for under ASC 320-10.

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

The following table presents a detailed break-down of our investment portfolio as of March 31, 2019 and December 31, 2018 and a reconciliation to our GAAP Investment Portfolio (in thousands):

	Amortized Cost		Carrying Value (a)		Percent of Investment Portfolio Carrying Value		Leverage Ratio (b)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Securities and Loans Segment
Agency RMBS	$2,406,039	$2,019,617	$2,439,529	$2,015,586	59.6%	56.6%	8.2x	7.0x
Residential Investments	1,045,311	969,484	1,100,346	1,019,116	26.9%	28.6%	3.0x	3.4x
Commercial Investments	370,965	348,720	391,967	365,052	9.6%	10.3%	2.1x	2.4x
ABS	20,489	21,946	20,199	21,160	0.5%	0.6%	0.9x	1.0x
Total Securities and Loans Segment	3,842,804	3,359,767	3,952,041	3,420,914	96.6%	96.1%	4.8x	4.7x

Single-Family Rental Properties Segment
Single-Family Rental Properties	137,886	138,678	137,886	138,678	3.4%	3.9%	2.7x	2.7x
Total: Investment Portfolio	$3,980,690	$3,498,445	$4,089,927	$3,559,592	100.0%	100.0%	4.7x	4.6x
Investments in Debt and Equity of Affiliates (c)	$242,552	$212,349	$244,867	$213,419	N/A	N/A	(d)	(d)
TBAs	$125,787	$—	$126,680	$—	N/A	N/A	(d)	(d)
Total: GAAP Investment Portfolio	$3,612,351	$3,286,096	$3,718,380	$3,346,173	N/A	N/A	4.3x	4.3x

(a)	Carrying value represents fair value, except in the case of Single-family rental properties, where it represents cost less accumulated depreciation and amortization.

(b)
The leverage ratio on Agency RMBS includes any net receivables on TBA.  The leverage ratio by type of investment is calculated by dividing the investment type's total financing by its allocated equity (described in the chart below).

(c)	Net of any non-recourse securitized debt as applicable.

(d)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

We allocate our equity by investment using the fair market value of our investment portfolio, less any associated leverage, inclusive of any long TBA position (at cost). We allocate all non-investment portfolio related items based on their respective characteristics, beginning by allocating those items within the Securities and Loans Segment and Single-Family Rental Properties Segment and then allocating Corporate between the Securities and Loans Segment and Single-Family Rental Properties Segment in order to sum to stockholders’ equity per the consolidated balance sheets. Our equity allocation method is a non-GAAP methodology and may not be comparable to the similarly titled measure or concepts of other companies, who may use different calculations and allocation methodologies.

The following table presents a summary of the allocated equity of our investment portfolio as of March 31, 2019 and December 31, 2018 (in thousands):

	Allocated Equity		Percent of Equity
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Securities and Loans Segment
Agency RMBS	$271,611	$257,454	37.1%	39.2%
Residential Investments	285,525	241,284	39.0%	36.8%
Commercial Investments	126,257	109,159	17.3%	16.6%
ABS	10,581	10,293	1.4%	1.6%
Total Securities and Loans Segment	693,974	618,190	94.8%	94.2%

Single-Family Rental Properties Segment
Single-Family Rental Properties	37,662	37,821	5.2%	5.8%
Total	$731,636	$656,011	100.0%	100.0%

Securities and Loans Segment

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loan Segment as of March 31, 2019 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$2,046,873	$2,105,397	$34,584	$2,139,981	4.10%	3.61%	7.66
Fixed Rate CMO	42,622	42,920	(9)	42,911	3.00%	2.79%	3.70
Inverse Interest Only	289,318	48,660	288	48,948	3.68%	9.50%	6.51
Interest Only	359,376	57,818	(1,677)	56,141	3.55%	5.62%	5.05
Excess MSR (5)	3,631,450	25,457	(589)	24,868	N/A	9.22%	6.43
Fixed Rate 30 Year TBA (6)	125,000	125,787	893	126,680	3.50%	N/A	N/A
Total Agency RMBS	6,494,639	2,406,039	33,490	2,439,529	3.95%	3.82%	6.73

Credit Investments:
Residential Investments
Prime (7)	366,277	270,768	30,966	301,734	4.80%	7.25%	10.97
Alt-A/Subprime (7)	201,087	119,227	12,385	131,612	4.54%	6.77%	7.26
Credit Risk Transfer	197,130	197,453	7,799	205,252	6.00%	6.11%	6.43
RPL/NPL Securities	200	200	—	200	6.97%	6.97%	0.07
Interest Only and Excess MSR (8)	322,643	3,259	(556)	2,703	0.63%	17.60%	5.45
Re/Non-Performing Loans	388,694	311,053	3,413	314,466	4.88%	7.75%	6.17
New Origination Loans	139,578	143,351	1,028	144,379	6.23%	5.18%	2.73
Total Residential Investments	1,615,609	1,045,311	55,035	1,100,346	4.65%	6.88%	6.98
Commercial Investments
CMBS	147,223	141,453	547	142,000	5.90%	6.26%	2.49
Freddie Mac K-Series	201,982	72,349	16,973	89,322	6.01%	12.27%	9.31
Interest Only (9)	3,525,249	47,175	3,247	50,422	0.23%	6.92%	3.32
Commercial Real Estate Loans	110,223	109,988	235	110,223	7.54%	7.87%	1.00
Total Commercial Investments	3,984,677	370,965	21,002	391,967	0.69%	8.17%	3.53
ABS	20,605	20,489	(290)	20,199	9.72%	10.24%	5.13
Total Credit Investments	5,620,891	1,436,765	75,747	1,512,512	1.74%	7.26%	4.53
Total: Securities and Loans Segment	$12,115,530	$3,842,804	$109,237	$3,952,041	2.53%	5.18%	5.70
Investments in Debt and Equity of Affiliates	$569,378	$242,552	$2,315	$244,867	3.57%	6.10%	4.68
TBAs	$125,000	$125,787	$893	$126,680	3.50%	N/A	N/A
Total: GAAP Securities and Loans Segment	$11,421,152	$3,474,465	$106,029	$3,580,494	2.47%	5.05%	5.73

(1)
Refer to "Off-balance sheet arrangements" section below and Note 2 to the Notes of the Consolidated Financial Statements section for more detail on our what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheet and a discussion of Investments in debt and equity of affiliates.

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

(7)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 718 and 664, respectively.

(8)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(9)	Includes Freddie Mac K-Series interest-only bonds.

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loan Segment as of December 31, 2018 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$1,832,745	$(2,630)	$1,830,115	4.08%	3.66%	8.82
Fixed Rate CMO	44,418	44,745	(388)	44,357	3.00%	2.79%	3.95
Inverse Interest Only	310,065	52,952	(594)	52,358	3.68%	9.84%	6.83
Interest Only	370,679	62,132	(682)	61,450	3.55%	6.67%	5.20
Excess MSR (5)	3,723,025	27,043	263	27,306	N/A	10.45%	6.76
Total Agency RMBS	6,230,182	2,019,617	(4,031)	2,015,586	3.94%	3.98%	7.24

Credit Investments:
Residential Investments
Prime (6)	388,021	287,754	28,637	316,391	4.83%	7.19%	10.95
Alt-A/Subprime (6)	209,577	125,896	11,789	137,685	4.76%	6.81%	7.30
Credit Risk Transfer	144,215	144,409	5,259	149,668	6.13%	6.26%	5.97
RPL/NPL Securities	310	310	—	310	6.97%	6.97%	0.25
Interest Only and Excess MSR (7)	337,908	3,373	(65)	3,308	0.63%	22.02%	5.51
Re/Non-Performing Loans	369,803	294,803	3,624	298,427	4.86%	7.71%	5.73
New Origination Loans	109,960	112,939	388	113,327	6.14%	5.06%	2.89
Total Residential Investments	1,559,794	969,484	49,632	1,019,116	4.58%	6.97%	7.01
Commercial Investments
CMBS	172,095	131,159	(1,330)	129,829	6.14%	6.74%	3.64
Freddie Mac K-Series	202,176	70,590	14,694	85,284	5.89%	12.24%	9.56
Interest Only (8)	3,534,050	48,398	2,967	51,365	0.23%	6.87%	3.43
Commercial Real Estate Loans	98,574	98,573	1	98,574	7.45%	7.65%	0.92
Total Commercial Investments	4,006,895	348,720	16,332	365,052	0.65%	8.29%	3.69
ABS	22,125	21,946	(786)	21,160	9.49%	10.22%	5.38
Total Credit Investments	5,588,814	1,340,150	65,178	1,405,328	1.66%	7.36%	4.62
Total: Securities and Loans Segment	$11,818,996	$3,359,767	$61,147	$3,420,914	2.41%	5.37%	6.00
Investments in Debt and Equity of Affiliates	$544,914	$212,349	$1,070	$213,419	3.29%	6.49%	5.10
Total: GAAP Securities and Loans Segment	$11,274,082	$3,147,418	$60,077	$3,207,495	2.38%	5.29%	6.04

(1)
Refer to "Off-balance sheet arrangements" section below and Note 2 to the Notes of the Consolidated Financial Statements section for more detail on our what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheet and a discussion of Investments in debt and equity of affiliates.

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

(7)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(8)	Includes Freddie Mac K-Series interest-only bonds.

The following table presents the fair value (in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, as of the periods presented:

	Fair Value		CPR (1)(2)
Agency RMBS	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
30 Year Fixed Rate	$2,139,981	$1,830,115	4.2%	4.0%
Fixed Rate CMO	42,911	44,357	6.2%	5.2%
ARM (3)	—	—	—%	11.4%
Inverse Interest Only	48,948	52,358	6.1%	6.8%
Interest Only	56,141	61,450	7.2%	8.6%
Total/Weighted Average	$2,287,981	$1,988,280	4.3%	4.4%

(1)	Represents the weighted average monthly CPRs published during the quarters ended of March 31, 2019 and December 31, 2018 for our in-place portfolio as of the same period.

(2)	Source: Bloomberg

(3)	We held ARMs during the fourth quarter of 2018, but sold them prior to December 31, 2018.

The following table presents the fair value of our credit portfolio and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	March 31, 2019	December 31, 2018
Non-Agency RMBS (1)	$750,566	$716,197
CMBS (2)	281,744	266,478
ABS	20,199	21,160
Total Credit securities	1,052,509	1,003,835

Residential loans (3)	349,780	302,919
Commercial real estate loans	110,223	98,574
Total loans	460,003	401,493

Total Credit investments	$1,512,512	$1,405,328
Less: Investments in Debt and Equity of Affiliates	$244,097	$212,555
Total GAAP Credit Portfolio	$1,268,415	$1,192,773

(1)	Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, RPL/NPL Securities, Interest-Only and Excess MSR, and Re/Non-Performing Loans that are held in securitized form.

(2)	Includes CMBS, Freddie Mac K-Series, and Interest-Only investments.

(3)	Includes Re/Non-Performing Loans that are not held in securitized form and New Origination Loans.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of March 31, 2019 (in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$338,400	$248,930	$27,840	$276,770	4.96%	6.98%	11.60
2010	1,321	1,163	10	1,173	2.68%	5.23%	2.92
2011	6,041	5,322	60	5,382	4.35%	6.30%	4.99
2012	4,708	3,912	536	4,448	4.26%	6.81%	3.58
2013	71,010	12,653	1,551	14,204	2.03%	7.83%	2.76
2014	985,463	33,516	4,537	38,053	0.28%	10.89%	0.90
2015	1,127,706	115,117	17,478	132,595	0.75%	8.99%	4.22
2016	1,288,820	111,549	13,868	125,417	0.75%	8.17%	4.85
2017	833,022	212,597	7,509	220,106	1.63%	7.53%	5.27
2018	351,684	152,913	75	152,988	2.36%	7.28%	5.41
2019	80,926	80,974	399	81,373	5.25%	5.23%	6.05
Total: Credit Securities	$5,089,101	$978,646	$73,863	$1,052,509	1.30%	7.54%	4.49
Investments in Debt and Equity of Affiliates	$270,695	$95,533	$1,034	$96,567	1.58%	7.86%	4.99
Total: GAAP Basis	$4,818,406	$883,113	$72,829	$955,942	1.29%	7.51%	4.46

(1)	Net of any non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

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

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$409,237	$279,978	$26,811	$306,789	4.98%	7.01%	10.79
2010	1,415	1,237	18	1,255	2.51%	6.14%	2.94
2011	6,144	5,405	5	5,410	4.31%	6.03%	5.00
2012	4,966	4,147	545	4,692	4.22%	6.30%	3.59
2013	71,948	13,662	1,569	15,231	2.04%	7.57%	2.89
2014	991,192	33,899	3,956	37,855	0.28%	10.42%	1.01
2015	1,140,335	112,805	16,128	128,933	0.74%	9.19%	4.36
2016	1,292,975	111,709	12,800	124,509	0.78%	8.11%	4.96
2017	833,086	211,172	3,817	214,989	1.64%	7.58%	5.46
2018	366,221	166,254	(2,082)	164,172	2.49%	7.35%	5.51
Total: Credit Portfolio	$5,117,519	$940,268	$63,567	$1,003,835	1.28%	7.73%	4.62
Investments in Debt and Equity of Affiliates	$271,780	$95,474	$466	$95,940	1.60%	8.26%	5.19
Total: GAAP Basis	$4,845,739	$844,794	$63,101	$907,895	1.26%	7.67%	4.59

(1)	Net of any non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of March 31, 2019 and December 31, 2018 (in thousands):

Credit Rating - Credit Securities (1)	March 31, 2019 (2)	December 31, 2018 (2)
AAA	$22,994	$15,240
A	24,094	24,824
BBB	26,065	27,510
BB	61,978	71,678
B	170,025	146,753
Below B	125,499	144,962
Not Rated	621,854	572,868
Total: Credit Securities	$1,052,509	$1,003,835
Investments in Debt and Equity of Affiliates	$96,567	$95,939
Total: GAAP Basis	$955,942	$907,896

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

(2)	Net of any non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios (in thousands):

March 31, 2019
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value (2)	Percentage (2)
California	$153,631	22.5%	California	$35,845	12.9%
Florida	45,967	6.7%	Texas	30,679	11.0%
New York	40,241	5.9%	New York	27,287	9.8%
Colorado	30,570	4.5%	Florida	21,631	7.8%
Georgia	28,313	4.1%	New Jersey	17,125	6.2%
Other	451,844	56.3%	Other	149,177	52.3%
Total	$750,566	100.0%	Total	$281,744	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)
Non-Agency RMBS and CMBS fair value include $66.8 million and $4.0 million, respectively, of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

December 31, 2018
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$149,417	23.4%	Texas	$29,064	10.9%
Florida	42,175	6.6%	California	26,174	9.8%
New York	40,667	6.4%	Florida	23,254	8.7%
Colorado	28,180	4.4%	New York	21,446	8.0%
Georgia	26,551	4.2%	New Jersey	20,756	7.8%
Other	429,207	55.0%	Other	145,784	54.8%
Total	$716,197	100.0%	Total	$266,478	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)	Fair value includes $78.8 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

See Note 4 to the Consolidated Financial Statements (unaudited) for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios (in thousands):

March 31, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$301,734	10.4%	126.9	13.1%
Alt-A/Subprime	131,612	13.4%	155.4	16.4%
Credit Risk Transfer	205,252	0.3%	21.3	1.3%
RPL/NPL Securities	200	62.5%	65.0	92.7%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$142,000	1.8%	28.9	15.6%
Freddie Mac K Series	89,322	0.7%	41.5	0.5%

December 31, 2018
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$316,391	10.4%	133.2	11.9%
Alt-A/Subprime	137,685	14.5%	152.3	16.3%
Credit Risk Transfer	149,668	0.3%	24.0	1.2%
RPL/NPL Securities	310	66.7%	62.0	89.3%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$129,829	1.1%	29.6	13.6%
Freddie Mac K Series	85,284	0.7%	39.7	0.6%

*Sources: Intex, Trepp

Single-Family Rental Properties Segment

The following table presents information by state on our SFR portfolio as of March 31, 2019.

State	Number of Properties	Average Occupancy	Average Monthly Rent (a)	Average Monthly Rent PSF (a)	Percent of Rental Income (b)
South Carolina	436	94.3%	$1,079	$0.75	37.8%
Alabama	296	93.2%	1,003	0.66	23.7%
Georgia	210	93.3%	917	0.62	15.4%
North Carolina	121	92.5%	963	0.70	9.1%
Ohio	70	97.1%	1,077	0.78	6.3%
Indiana	49	95.9%	1,068	0.69	4.3%
Tennessee	43	88.4%	1,041	0.71	3.4%
Total	1,225	93.7%	$1,020	$0.70	100.0%

(a)	Represents average monthly rent, based on contractual amounts for occupied residences as of March 31, 2019.

(b)	Represents the percentage of total contractual rents for occupied residences in each state as of March 31, 2019.

The following table presents information by state on our SFR portfolio as of December 31, 2018.

State	Number of Properties	Average Occupancy	Average Monthly Rent (a)	Average Monthly Rent PSF (a)	Percent of Rental Income (b)
South Carolina	436	85.8%	$1,081	$0.77	36.8%
Alabama	296	90.9%	1,005	0.67	24.6%
Georgia	210	89.0%	917	0.63	15.6%
North Carolina	121	84.3%	964	0.72	9.0%
Ohio	70	91.4%	1,072	0.80	6.2%
Indiana	49	93.9%	1,067	0.70	4.5%
Tennessee	43	81.4%	1,033	0.68	3.3%
Total	1,225	87.9%	$1,020	$0.71	100.0%

(a)	Represents average monthly rent, based on contractual amounts for occupied residences as of December 31, 2018.

(b)	Represents the percentage of total contractual rents for occupied residences in each state as of December 31, 2018.

Financing activities

We use leverage to purchase real estate, real estate securities, and loans in our investment portfolio. In 2019 and 2018, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the three months ended March 31, 2019, but we continue to monitor the regulatory environment, which may influence the timing and amount of our financing activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 32 and 31 counterparties at March 31, 2019 and December 31, 2018, respectively.

The vast majority of our financing arrangements are repurchase agreements. Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of March 31, 2019 and December 31, 2018, we have met all margin call requirements.

For the three months ended March 31, 2019, we noted no material changes in the spread of our financing arrangements. The Fed elected not to raise the federal funds rate at its March meeting. In addition, we purchased Re/Non-Performing and New Origination loans, whose financing carries a higher financing cost than other credit assets in our Investment Portfolio. As a result, our cost of financing increased by 3 bps from 3.19% at December 31, 2018 to 3.22% at March 31, 2019.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for our (i) financing arrangements on our investment portfolio, U.S Treasury securities, and FHLBC Advances ("Non-GAAP Basis" below), and (ii) financing arrangements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP ("GAAP Basis" below). Refer to the "Hedging Activities" section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2019
Non-GAAP Basis	$3,392,457	$3,171,994	$3,392,456
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,214,909	$2,997,322	$3,212,932
December 31, 2018
Non-GAAP Basis	$2,962,244	$2,953,741	$2,968,859
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,822,505	$2,827,890	$2,829,120
September 30, 2018
Non-GAAP Basis	$3,015,530	$2,896,931	$3,015,530
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,913,381	$2,804,098	$2,913,381
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282

June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594
December 31, 2016
Non-GAAP Basis	$1,910,509	$1,972,785	$2,009,130
Less: Investments in Debt and Equity of Affiliates	9,999	10,525	11,019
GAAP Basis	$1,900,510	$1,962,260	$1,998,111
September 30, 2016
Non-GAAP Basis	$2,237,849	$2,242,396	$2,275,368
Less: Investments in Debt and Equity of Affiliates	11,485	12,147	12,843
GAAP Basis	$2,226,364	$2,230,249	$2,262,525
June 30, 2016
Non-GAAP Basis	$2,263,591	$2,305,133	$2,368,335
Less: Investments in Debt and Equity of Affiliates	13,595	14,628	15,535
GAAP Basis	$2,249,996	$2,290,505	$2,352,800
March 31, 2016
Non-GAAP Basis	$2,573,321	$2,559,322	$2,582,944
Less: Investments in Debt and Equity of Affiliates	16,405	17,169	17,983
GAAP Basis	$2,556,916	$2,542,153	$2,564,961

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

Financing arrangements on our investment portfolio

As of March 31, 2019 and December 31, 2018, we have entered into financing arrangements on our investment portfolio with 44 counterparties under which we had outstanding debt with 32 and 31 counterparties, respectively, inclusive of financing arrangements in affiliated entities. See Note 8 to the "Notes to Consolidated Financial Statements (unaudited)" for a description of our material financing arrangements.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of financing arrangements on our investment portfolio as of March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Repurchase agreements	$3,039,604	$2,650,898
Term loan, net	102,074	102,017
Revolving facilities	250,779	209,329
Total: Non-GAAP Basis	$3,392,457	$2,962,244
Investments in Debt and Equity of Affiliates	$177,548	$139,739
Total: GAAP Basis	$3,214,909	$2,822,505

The following table presents a summary of financing arrangements on our Investment Portfolio, by segment, as of March 31, 2019 (in thousands):

	Securities and Loans Segment				Single-Family Rental Properties Segment		Total
	Agency		Credit		SFR
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$68,515	2.85%	$—	—	$—	—	$68,515	2.85%
30 days or less	1,065,892	2.74%	562,483	3.57%	—	—%	1,628,375	3.03%
31-60 days	502,939	2.68%	110,816	3.98%	—	—%	613,755	2.91%
61-90 days	527,196	2.69%	75,616	4.17%	—	—%	602,812	2.87%
91-180 days	—	—%	24,986	4.67%	—	—%	24,986	4.66%
Greater than 180 days	—	—%	351,940	4.69%	102,074	4.80%	454,014	4.71%
Total: Non-GAAP Basis	$2,164,542	2.71%	$1,125,841	4.03%	$102,074	4.80%	$3,392,457	3.21%
Investments in Debt and Equity of Affiliates	$—	—	$177,548	4.95%	$—	—%	$177,548	4.95%
Total: GAAP Basis	$2,164,542	2.71%	$948,293	3.85%	$102,074	4.80%	$3,214,909	3.12%

(1)
As of March 31, 2019, our weighted average days to maturity is 132 days and our weighted average original days to maturity is 199 days on a GAAP Basis. As of March 31, 2019, our weighted average days to maturity is 140 days and our weighted average original days to maturity is 222 days on a Non-GAAP Basis.

The following table presents a summary of financing arrangements on our Investment Portfolio, by segment, as of December 31, 2018 (in thousands):

	Securities and Loans Segment				Single-Family Rental Properties Segment		Total
	Agency		Credit		SFR
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$52,385	3.92%	$—	—	$—	—	$52,385	3.92%
30 days or less	1,093,948	2.51%	482,281	3.52%	—	—	1,576,229	2.82%
31-60 days	658,721	2.57%	274,968	4.55%	—	—	933,689	3.16%
61-90 days	—	—	46,594	3.89%	—	—	46,594	3.89%
91-180 days	—	—	13,699	6.01%	—	—	13,699	6.01%
Greater than 180 days	—	—	237,631	4.56%	102,017	4.80%	339,648	4.64%
Total: Non-GAAP Basis	$1,805,054	2.57%	$1,055,173	4.07%	$102,017	4.80%	$2,962,244	3.18%
Investments in Debt and Equity of Affiliates	$—	—	$139,739	5.79%	$—	—	$139,739	5.79%
Total: GAAP Basis	$1,805,054	2.57%	$915,434	3.81%	$102,017	4.80%	$2,822,505	3.04%

(1)
As of December 31, 2018, our weighted average days to maturity is 143 days and our weighted average original days to maturity is 218 days on a GAAP Basis. As of December 31, 2018, our weighted average days to maturity is 142 days and our weighted average original days to maturity is 226 days on a Non-GAAP Basis.

Repurchase agreements

The following table presents, as of March 31, 2019, a summary of repurchase agreements on our real estate securities (in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$68,515	2.85%	2.85%	1	3.2%
30 days or less	1,628,375	3.03%	3.03%	11	10.9%
31-60 days	613,755	2.91%	2.91%	46	9.4%
61-90 days	602,812	2.87%	2.87%	72	8.4%
91-180 days	433	4.74%	4.74%	156	18.9%
Greater than 180 days	24,926	4.69%	4.69%	471	23.7%
Total: Non-GAAP Basis	$2,938,816	2.98%	2.98%	34	10.0%
Investments in Debt and Equity of Affiliates	$55,406	4.94%	4.94%	198	27.4%
Total: GAAP Basis	$2,883,410	2.94%	2.94%	31	9.7%

The following table presents, as of December 31, 2018, a summary of repurchase agreements on our real estate securities (in thousands). It also reconciles these items to GAAP:

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

The increase in the balance of our repurchase agreements from December 31, 2018 to March 31, 2019 is due primarily to financing added on agency securities purchased during the period.

The following table presents, as of March 31, 2019, a summary of repurchase agreements on our Re/Non-performing loans (in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$99,185	4.29%	4.38%	638	16.7%

The following table presents, as of December 31, 2018, a summary of repurchase agreements on our Re/Non-performing loans (in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$83,762	4.27%	4.37%	728	15.6%

The following table presents, as of March 31, 2019, a summary of repurchase agreements on our commercial real estate loans (in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$1,603	5.24%	7.42%	1,372	35.0%

There were no repurchase agreements on commercial real estate loans as of December 31, 2018.

Financing facilities

The following table presents information regarding the Company's term loan and revolving facilities as of March 31, 2019 and December 31, 2018 (in thousands). It also reconciles these items to GAAP.

			March 31, 2019				December 31, 2018
Facility	Investment	Maturity Date	Rate	Funding Cost (2)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (2)	Balance
Term loan facility, net (1)	Single-family rental properties	October 10, 2023	4.63%	4.80%	$102,074	$103,000	4.63%	4.80%	$102,017

Revolving facility A (4)	Commercial loans	July 1, 2019	4.64%	4.64%	$21,796	$21,796	4.66%	4.66%	$21,796
Revolving facility B (3)(4)	Re/Non-performing loans	June 15, 2020	4.50%	4.50%	62,285	110,000	4.53%	4.54%	63,328
Revolving facility C (3)(4)	Commercial loans	August 10, 2023	4.58%	4.83%	44,556	100,000	4.53%	4.80%	39,491
Revolving facility D (3)(4)(5)	New origination loans	February 18, 2020	4.74%	4.96%	119,385	156,065	5.00%	6.37%	81,671
Revolving facility E (4)	Re/Non-performing loans	August 25, 2019	4.86%	4.86%	2,757	2,757	4.88%	4.88%	3,043
Total revolving facilities					$250,779	$390,618			$209,329

Total: Non-GAAP Basis					$352,853	$493,618			$311,346
Investments in Debt and Equity of Affiliates					$122,142	$158,822			$84,714
Total: GAAP Basis					$230,711	$334,796			$226,632

(1)	The total borrowings under the term loan is $103.0 million, which is shown net of deferred financing costs of $0.9 million and $1.0 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Funding costs represent the stated rate inclusive of any deferred financing costs.

(3)	Increasing the Company's borrowing capacity under this facility requires consent of the lender.

(4)	Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(5)	Subsequent to quarter end, the maximum borrowing capacity on this facility increased to $200.7 million.

The increase in our Revolving facility C balance from December 31, 2018 to March 31, 2019 is due primarily to the financing obtained to purchase certain commercial real estate loans during the period. The increase in our Revolving facility D balance from December 31, 2018 to March 31, 2019 is due primarily to the financing obtained by MATT since December 31, 2018 in order to acquire New Origination Loans.

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

The following table details certain information on the Consolidated VIE as of March 31, 2019 (in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,504	$10,515	4.24%	4.47%	2.33
Retained tranche	8,393	6,719	4.50%	18.98%	8.30
Total resecuritized asset	$18,897	$17,234	4.36%	10.12%	4.98

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of March 31, 2019, the fair market value of the consolidated tranche is included on our consolidated balance sheets as "Non-Agency RMBS." As of March 31, 2019, we have recorded secured financing of $10.5 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

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

(2)
As of December 31, 2018, the fair market value of the consolidated tranche is included on our consolidated balance sheets as "Non-Agency RMBS." As of December 31, 2018, we have recorded secured financing of $10.9 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

Leverage

We define GAAP leverage as the sum of (i) our GAAP financing arrangements, (ii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (iii) the consolidated tranche issued by the Consolidated VIE. We define non-GAAP "at-risk" leverage as the sum of: (i) our GAAP leverage, (ii) financing arrangements held through affiliated entities but exclusive of any financing utilized through AG Arc and any adjustment related to unsettled trades as described in (ii) above and (iii) our net TBA position (at cost). Our calculations of each type of leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP "at-risk" leverage ratio back to GAAP (in thousands).

March 31, 2019	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,159,793	$731,636	4.3x
Financing arrangements through affiliated entities	177,548
Net TBA receivable/(payable) adjustment	125,712
Non-GAAP "At Risk" Leverage	$3,463,053	$731,636	4.7x

December 31, 2018	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$2,833,363	$656,011	4.3x
Financing arrangements through affiliated entities	155,888
Non-GAAP "At Risk" Leverage	$2,989,251	$656,011	4.6x

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

The following table presents the fair value of our derivative and other instruments and their balance sheet location at March 31, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	GAAP Designation	Balance Sheet Location	March 31, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$1,601	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(265)	(317)
Payer Swaptions	Non-Hedge	Other assets	556	323
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of March 31, 2019, the Company applied a reduction in fair value of $34,375 to its Eurodollar Futures assets related to variation margin. As of December 31, 2018, the Company applied a fair value reduction of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of March 31, 2019, the Company applied a reduction in fair value of $8.7 million and $12.8 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item on our consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	March 31, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements	$1,666,500	$1,963,500
Payer Swaptions	485,000	260,000
Long positions on U.S. Treasury Futures (1)	—	30,000
Short positions on Eurodollar Futures (2)	750,000	500,000
Short positions on U.S. Treasuries	—	11,250

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest rate swaps, at fair value	$(10,662)	$36,252
Eurodollar Futures	1,034	—
Swaptions, at fair value	(518)	352
U.S. Treasury Futures	(145)	(494)
U.S. Treasuries	82	(94)
	(10,209)	36,016
Included within Net realized gain/(loss)
Interest rate swaps, at fair value	(17,542)	—
Eurodollar Futures	(1,240)	—
Swaptions, at fair value	(634)	51
U.S. Treasury Futures	69	673
U.S. Treasuries	(73)	131
	(19,420)	855
Total income/(loss)	$(29,629)	$36,871

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	March 31, 2019	December 31, 2018
Interest rate swaps	4.68	5.57
Swaptions	0.72	0.60
Short positions on Eurodollar Futures	1.70	1.95
Long positions on U.S. Treasury Futures	—	0.22
Short positions on U.S. Treasuries	—	2.88

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

As of March 31, 2019, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of March 31, 2019 (in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.73%	0.95
2021	58,500	3.00%	2.66%	2.52
2022	635,000	2.01%	2.33%	3.24
2023	154,000	3.07%	2.73%	4.45
2024	280,000	2.16%	2.67%	5.19
2025	20,000	2.81%	2.74%	5.85
2026	195,000	2.44%	2.66%	7.19
2027	194,000	2.30%	2.70%	8.33
2028	25,000	2.52%	2.80%	8.78
Total/Wtd Avg	$1,666,500	2.24%	2.56%	4.68

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of March 31, 2019 the Company had estimated undistributed taxable income of approximately $1.29 per share.

The following tables detail our common stock dividends during the three months ended March 31, 2019 and March 31, 2018:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475

The following tables detail our preferred stock dividends during the three months ended March 31, 2019 and March 31, 2018:

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of March 31, 2019 consisted of borrowings under financing arrangements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At March 31, 2019, we had $104.3 million available to support our liquidity needs, comprised of $50.8 million of cash, $50.0 million of Agency fixed rate securities and CMOs and $3.5 million of U.S. Treasury securities that have not been pledged as collateral under any of our financing arrangements. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

As of March 31, 2019, we had financing arrangements with 44 counterparties, allowing us to utilize leverage in our operations. As of March 31, 2019, we had debt outstanding of $3.4 billion from 32 counterparties, inclusive of financing arrangements through affiliated entities. The borrowings under financing arrangements have maturities between April 1, 2019 and October 10, 2023. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing arrangements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at March 31, 2019 and December 31, 2018.

As described above in the "Financing activities" section of this Item 2, we entered into the Resecuritization in 2014 that resulted in the consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 3 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

The following table presents information at March 31, 2019 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk with a reconciliation back to GAAP (in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Barclays Capital Inc	$53,089	295	7%

Credit Suisse Securities, LLC - Non-GAAP	$44,287	171	6%
Non-GAAP Adjustments (a)	(34,455)	(61)	(5)%
Credit Suisse Securities, LLC - GAAP	$9,832	202	1%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

The following table presents information at December 31, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk (in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities, LLC - Non-GAAP	$45,039	222	7%
Non-GAAP Adjustments (a)	(34,616)	(75)	(5)%
Credit Suisse Securities, LLC - GAAP	$10,423	147	2%

Barclays Capital Inc	$40,882	356	6%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls. Refer to the "Liquidity risk – derivatives" section of Item 3 below for a further discussion on margin.

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

Cash Flows

As of March 31, 2019, our cash, cash equivalents, and restricted cash totaled $88.0 million representing a net increase from $84.3 million at December 31, 2018. Cash provided by operations of $9.7 million was attributable to net interest income less operating expenses. Cash used in investing activities of $(446.9) million was attributable to purchases of investments less sales and principal repayments of investments. Cash provided by financing activities of $440.9 million was primarily attributable to borrowings under financing arrangements and proceeds from issuance of common stock offset by repayments of financing arrangements and dividend payments.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the three months ended March 31, 2019, the Company sold 503,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the three months ended March 31, 2018, the Company did not sell any common stock under the Equity Distribution Agreements.

Common offering

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months ended March 31, 2019 and March 31, 2018, we incurred management fees of approximately $2.3 million and $2.4 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $3.8 million and $3.2 million of Other operating expenses for the three months ended March 31, 2019 and March 31, 2018, respectively, we have accrued $2.0 million and $1.8 million, respectively, representing a reimbursement of expenses. The Manager did not waive its right to receive any expense reimbursements for the three months ended March 31, 2019. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of March 31, 2019, 36,736 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2019, we have granted an aggregate of 80,514 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of March 31, 2019, all the shares of restricted common stock granted to our Manager and independent directors have vested and 79,993 restricted stock units granted to our Manager have vested. The 40,007 restricted stock units that have not vested as of March 31, 2019 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019 and July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments - commercial real estate loans

See our "Off-balance sheet arrangements" section below and Note 14 of the Notes to Consolidated Financial Statements for a summary of our commitments on our commercial real estate loans as of March 31, 2019.

Unfunded commitments - Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QMs, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QMs are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds agreed to provide up to $75.0 million of capital to MATH. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 with an amendment to the MATH LLC Agreement. As of March 31, 2019, our share of MATH’s total capital commitment to MATT was $44.6 million, of which we had funded $33.4 million and our remaining commitment was $11.2 million (net of any return of capital to us).

Unfunded commitments - variable funding note

See our "Off-balance sheet arrangements" section below and Note 14 of the Notes to Consolidated Financial Statements for details on our commitments on the variable funding note as of March 31, 2019.

Other

We have presented a table that details the contractual maturity of our financing arrangements at March 31, 2019 in the "Financing activities" section for this Item 2. As of March 31, 2019 and December 31, 2018, we are obligated to pay accrued interest on our financing arrangements in the amount of $10.7 million and $12.3 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to shorter contractual maturities on certain of our financing arrangements as of March 31, 2019.

Off-balance sheet arrangements

We have entered into TBA positions to facilitate the future purchase or sale of Agency RMBS. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of March 31, 2019, we had a net long TBA position with a net payable amount of $125.7 million and fair market value of $126.7 million. We recorded $2.0 million of derivative assets and $1.0 million of derivative liabilities, in the "Other assets" and "Other liabilities" line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Assets (1)	Liabilities	Equity	Assets (1)	Liabilities	Equity
Agency Excess MSR	$770	$—	$770	$864	$—	$864
Total Agency	770	—	770	864	—	864

Re/Non-Performing Loans	94,377	(57,565)	36,812	94,135	(57,222)	36,913
New Origination Loans	144,379	(119,385)	24,994	113,327	(81,671)	31,656
Total Residential	238,756	(176,950)	61,806	207,462	(138,893)	68,569

Freddie Mac K-Series	4,316	—	4,316	4,059	—	4,059
CMBS Interest Only	1,025	—	1,025	1,034	—	1,034
Total Commercial	5,341	—	5,341	5,093	—	5,093
Total Credit	244,097	(176,950)	67,147	212,555	(138,893)	73,662
Total Investments excluding AG Arc	244,867	(176,950)	67,917	213,419	(138,893)	74,526

AG Arc, at fair value	23,775	—	23,775	20,360	—	20,360

Cash and Other assets/(liabilities) (2)	11,510	(1,103)	10,407	7,423	(17,417)	(9,994)

Investments in debt and equity of affiliates	$280,152	$(178,053)	$102,099	$241,202	$(156,310)	$84,892

(1)	Net of any non-recourse securitized debt.

(2)	Includes financing arrangements on real estate owned as of March 31, 2019 and December 31, 2018 of $(0.6) million and $(0.8) million, respectively.

The table below details our additional commitments as of March 31, 2019 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 28, 2019	$44,590	$33,400	$11,190
Variable funding note (b)	March 29, 2018	12,400	7,600	4,800
Commercial loan G (c)(d)	July 26, 2018	75,000	27,008	47,992
Commercial loan I (c)	January 23, 2019	20,000	6,818	13,182
Commercial loan J (c)(e)	February 11, 2019	30,000	2,467	27,533
Commercial loan K (c)	February 22, 2019	20,000	5,130	14,870
Total		$201,990	$82,423	$119,567

(a)	See "Contractual obligations" section above for detail on our commitment to MATH.

(b)	On March 29, 2018, the Company, alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture.

(c)	We entered into commitments on commercial loans relating to construction projects. See Note 4 to the Notes to Consolidated Financial Statements (unaudited) for further details.

(d)
We expect financing of approximately $31.2 million on our remaining commitment which would cause our remaining equity commitment to be approximately $16.8 million. This financing is not committed by the financing counterparty and could vary significantly from our expectations.

(e)
We expect financing of approximately $17.9 million on our remaining commitment which would cause our remaining equity commitment to be approximately $9.6 million. Of the expected financing, $8.9 million is committed by the financing counterparty. Actual financing could vary significantly from our expectations.

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

Grants of restricted common stock

See "Share-based compensation" section above for detail on our grants of restricted common stock.

Red Creek

In connection with our investments in Re/Non-Performing Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and a direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the three months ended March 31, 2019 and March 31, 2018, the fees paid by us to the Asset Manager totaled $124,984 and $47,641, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of March 31, 2019 and December 31, 2018.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of March 31, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $24.9 million and $27.3 million, respectively.

In connection with our investments in Excess MSRs purchased through Arc Home, we paid an administrative fee to Arc Home. For the three months ended March 31, 2019 and March 31, 2018 the administrative fees paid by us to Arc Home totaled $82,904 and $19,935, respectively.

Mortgage Acquisition Trust I LLC

See "Contractual Obligations: Unfunded Commitments - Mortgage Acquisition Trust I LLC" above.

Management agreement

On June 29, 2011 we entered into a management agreement with our Manager, which governs the relationship between us and our Manager and describes the services to be provided by our Manager and its compensation for those services. The terms of our management agreement, including the fees payable by us to Angelo Gordon, were not negotiated at arm’s length, and its terms may not be as favorable to us as if they had been negotiated with an unaffiliated party. Our Manager, pursuant to the delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under our management agreement. For further detail on the Management Agreement, see the "Contractual obligations–Management agreement" section of this Item 2.

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

In February 2017, in accordance with our Affiliated Transactions Policy, we executed one trade whereby we acquired a real estate security from an affiliate of the Manager (the "February Selling Affiliate"). As of the date of the trade, the security acquired from the February Selling Affiliate had a total fair value of $2.0 million. The February Selling Affiliate sold the real estate security through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the February Selling Affiliate, we submitted our bid for the real estate security to the February Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

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

In October 2018, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities and loans from an affiliate of the Manager (the "October 2018 Selling Affiliate"). As of the date of the trade, the real estate securities and loans acquired from the October 2018 Selling Affiliate had a total fair value of $0.5 million. As procuring market bids for the real estate securities and loans was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

In March 2019, in accordance with our Affiliated Transactions Policy, we executed one trade whereby we acquired a real estate security from an affiliate of the Manager (the "March 2019 Selling Affiliate"). As of the date of the trade, the security acquired from the March 2019 Selling Affiliate had a total fair value of $0.9 million. The March 2019 Selling Affiliate sold the real estate security through a BWIC. Prior to the submission of the BWIC by the March 2019 Selling Affiliate, we submitted our bid for the real estate security to the March 2019 Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 7 to the "Notes to Consolidated Financial Statements (unaudited)." For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements (unaudited)."

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using derivative instruments to adjust interest rate sensitivity of our target assets and borrowings.

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our financing arrangements are short term in nature with an initial term of between 30 and 90 days. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising interest rates as we renew, or "roll", maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We have obtained term financing on certain borrowing arrangements. The financing on term facilities generally are fixed at the outset of each transaction by reference to a pre-determined interest rate plus a spread.

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

Interest rate effects on fair value

Another component of interest rate risk is the effect that changes in interest rates will have on the fair market value of the assets that we acquire.

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

The following chart details information about our duration gap as of March 31, 2019:

Duration (1)(2)	Years
Agency RMBS	1.80
Residential Loans (3)	0.39
Hedges	(1.87)
Subtotal	0.32

Credit Investments, excluding Residential Loans (3)	0.63
Duration Gap	0.95

(1)	Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items.

(2)	The calculation of duration does not include our SFR portfolio.

(3)	Residential Loans include Re/Non-Performing Loans and New Origination Loans.

The following table quantifies the estimated percent changes in GAAP equity, the fair market value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50 and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of March 31, 2019. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2019, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Market Value as a Percentage of GAAP Equity	Change in Fair Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(6.5)%	(1.2)%	(6.3)%
50	(3.8)%	(0.7)%	(4.1)%
25	(1.6)%	(0.3)%	(2.0)%
(25)	1.0%	0.2%	1.9%
(50)	1.3%	0.2%	3.6%
(75)	1.1%	0.2%	5.2%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)	Interest income includes trades settled as of March 31, 2019.

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

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements (unaudited)," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS, Excess MSR and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the Company’s management, including its principal executive officer and principal financial officer, as appropriate, allow for timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, which excludes the impact of the acquisition of the SFR portfolio described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

On September 10, 2018, we completed the acquisition of a portfolio of Single-Family Rental Properties ("SFR"). We currently exclude, and are in the process of working to incorporate, the SFR portfolio in our evaluation of internal controls over financial reporting and the related evaluation of the effectiveness of our disclosure controls and procedures, pursuant to SEC guidance that a recently acquired business may be omitted from the scope of such assessment for up to one year from the date of acquisition. For the three months ended March 31, 2019, SFR revenues represented approximately 7.6% of total revenues. At March 31, 2019, SFR represented approximately 3.4% of our total assets.

(b) Changes in Internal Control over Financial Reporting

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2018 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

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

*10.1
Form of Registration Rights Agreement by and between the Company and the purchasers of units and shares in the private placement, dated June 29, 2011, incorporated by reference to Exhibit 10.1 of Amendment No. 7 to our Registration Statement on Form S-11, filed with the Securities and Exchange Commission on June 29, 2011 ("Pre-Effective Amendment No. 7".

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

AG MORTGAGE INVESTMENT TRUST, INC.

May 3, 2019	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

May 3, 2019	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)