Form 10-Q
period 2019-06-30
AG Mortgage Investment Trust, Inc.
filed 2019-08-06
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 23, 2019, there were 32,735,670 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Real estate securities, at fair value:
Agency - $2,062,928 and $1,934,562 pledged as collateral, respectively	$2,123,088	$1,988,280
Non-Agency - $652,582 and $605,243 pledged as collateral, respectively (1)	680,492	625,350
ABS - $12,781 and $13,346 pledged as collateral, respectively	20,571	21,160
CMBS - $258,424 and $248,355 pledged as collateral, respectively	281,040	261,385
Residential mortgage loans, at fair value - $127,854 and $99,283 pledged as collateral, respectively	199,970	186,096
Commercial loans, at fair value - $3,233 and $- pledged as collateral, respectively	118,005	98,574
Single-family rental properties, net	136,374	138,678
Investments in debt and equity of affiliates	99,955	84,892
Excess mortgage servicing rights, at fair value	20,893	26,650
Cash and cash equivalents	60,097	31,579
Restricted cash	32,853	52,779
Other assets	24,577	33,503
Total Assets	$3,797,915	$3,548,926

Liabilities
Financing arrangements, net	$2,993,233	$2,822,505
Securitized debt, at fair value	8,630	10,858
Dividend payable	16,355	14,372
Other liabilities	48,833	45,180
Total Liabilities	3,067,051	2,892,915
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 32,709 and 28,744 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	327	287
Additional paid-in capital	661,833	595,412
Retained earnings/(deficit)	(92,510)	(100,902)
Total Stockholders’ Equity	730,864	656,011

Total Liabilities & Stockholders’ Equity	$3,797,915	$3,548,926
The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 3 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Interest Income
Interest income	$40,901	$36,012	$82,391	$75,369
Interest expense	24,277	16,271	47,618	31,597
Total Net Interest Income	16,624	19,741	34,773	43,772

Other Income/(Loss)
Rental income	3,162	—	6,559	—
Net realized gain/(loss)	(27,579)	(11,060)	(48,189)	(22,899)
Net interest component of interest rate swaps	1,800	1,262	3,581	(208)
Unrealized gain/(loss) on real estate securities and loans, net	43,165	(578)	89,918	(36,733)
Unrealized gain/(loss) on derivative and other instruments, net	(10,839)	4,781	(20,925)	41,871
Other income	346	20	942	20
Total Other Income/(Loss)	10,055	(5,575)	31,886	(17,949)

Expenses
Management fee to affiliate	2,400	2,387	4,745	4,826
Other operating expenses	3,850	3,443	7,680	6,666
Equity based compensation to affiliate	73	94	199	145
Excise tax	186	375	278	750
Servicing fees	416	22	787	84
Property depreciation and amortization	1,180	—	2,627	—
Property operating expenses	1,946	—	3,789	—
Total Expenses	10,051	6,321	20,105	12,471

Income/(loss) before equity in earnings/(loss) from affiliates	16,628	7,845	46,554	13,352

Equity in earnings/(loss) from affiliates	2,050	323	1,279	3,063
Net Income/(Loss)	18,678	8,168	47,833	16,415

Dividends on preferred stock	3,367	3,367	6,734	6,734

Net Income/(Loss) Available to Common Stockholders	$15,311	$4,801	$41,099	$9,681

Earnings/(Loss) Per Share of Common Stock
Basic	$0.47	$0.17	$1.30	$0.34
Diluted	$0.47	$0.17	$1.30	$0.34

Weighted Average Number of Shares of Common Stock Outstanding
Basic	32,709	28,201	31,636	28,198
Diluted	32,737	28,228	31,664	28,222

 The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended June 30,2019 and June 30, 2018
	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at April 1, 2019	32,703	$327	$49,921	$111,293	$661,561	$(91,466)	$731,636
Net proceeds from issuance of common stock	—	—	—	—	99	—	99
Grant of restricted stock and amortization of equity based compensation	6	—	—	—	173	—	173
Common dividends declared	—	—	—	—	—	(16,355)	(16,355)
Preferred Series A dividends declared	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	18,678	18,678
Balance at June 30, 2019	32,709	$327	$49,921	$111,293	$661,833	$(92,510)	$730,864

	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at April 1, 2018	28,196	$282	$49,921	$111,293	$585,610	$(41,280)	$705,826
Net proceeds from issuance of common stock	—	—	—	—	(162)	—	(162)
Grant of restricted stock and amortization of equity based compensation	5	—	—	—	194	—	194
Common dividends declared	—	—	—	—	—	(14,100)	(14,100)
Preferred Series A dividends declared	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	8,168	8,168
Balance at June 30, 2018	28,201	$282	$49,921	$111,293	$585,642	$(50,579)	$696,559

For the Six Months Ended June 30,2019 and June 30, 2018
	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	66,023	—	66,063
Grant of restricted stock and amortization of equity based compensation	12	—	—	—	398	—	398
Common dividends declared	—	—	—	—	—	(32,707)	(32,707)
Preferred Series A dividends declared	—	—	—	—	—	(2,134)	(2,134)
Preferred Series B dividends declared	—	—	—	—	—	(4,600)	(4,600)
Net Income/(Loss)	—	—	—	—	—	47,833	47,833
Balance at June 30, 2019	32,709	$327	$49,921	$111,293	$661,833	$(92,510)	$730,864

	Common Stock		8.25 % Series A Cumulative Redeemable Preferred Stock	8.00 % Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2018	28,193	$282	$49,921	$111,293	$585,530	$(32,767)	$714,259
Net proceeds from issuance of common stock	—	—	—	—	(225)	—	(225)
Grant of restricted stock and amortization of equity based compensation	8	—	—	—	337	—	337
Common dividends declared	—	—	—	—	—	(27,493)	(27,493)
Preferred Series A dividends declared	—	—	—	—	—	(2,134)	(2,134)
Preferred Series B dividends declared	—	—	—	—	—	(4,600)	(4,600)
Net Income/(Loss)	—	—	—	—	—	16,415	16,415
Balance at June 30, 2018	$28,201	$282	$49,921	$111,293	$585,642	$(50,579)	$696,559

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income/(loss)	$47,833	$16,415
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(1,393)	37
Net realized (gain)/loss	48,189	22,899
Unrealized (gain)/loss on real estate securities and loans, net	(89,918)	36,733
Unrealized (gain)/loss on derivative and other instruments, net	20,925	(41,871)
Property depreciation and amortization	2,627	—
Equity based compensation to affiliate	199	145
Equity based compensation expense	199	192
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	5,640	2,586
Change in operating assets/liabilities:
Other assets	(5,229)	(1,120)
Other liabilities	(7,297)	1,199
Net cash provided by (used in) operating activities	21,775	37,215

Cash Flows from Investing Activities
Purchase of real estate securities	(707,330)	(1,147,269)
Purchase of residential mortgage loans	(25,996)	(105,450)
Origination of commercial loans	(13,473)	—
Purchase of commercial loans	(16,175)	—
Purchase of U.S. Treasury securities	(60,615)	(249,659)
Purchase of excess mortgage servicing rights	—	(25,162)
Investments in debt and equity of affiliates	(32,880)	(40,781)
Proceeds from sales of real estate securities	446,089	1,314,739
Proceeds from sales of residential mortgage loans	12,780	30,981
Proceeds from sales of U.S. treasury securities	60,498	249,227
Principal repayments/return of basis on real estate securities	151,918	246,313
Principal repayments/return of basis on excess mortgage servicing rights	1,983	607
Principal repayments on commercial loans	10,471	14,522
Principal repayments on residential mortgage loans	7,743	1,255
Distributions received in excess of income from investments in debt and equity of affiliates	12,179	20,862
Net proceeds from/(payments made) on reverse repurchase agreements	11,499	24,695
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(11,478)	(24,033)
Net settlement of interest rate swaps and other instruments	(58,594)	19,331
Net settlement of TBAs	1,600	165
Cash flows provided by/(used in) other investing activities	(1,157)	785
Net cash provided by/(used in) investing activities	(210,938)	331,128

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	66,063	(225)
Borrowings under financing arrangements	20,785,055	26,737,708
Repayments of financing arrangements	(20,614,328)	(27,074,212)
Net collateral received from/(paid to) derivative counterparty	(1,465)	31,178
Net collateral received from/(paid to) repurchase counterparty	(113)	38
Dividends paid on common stock	(30,723)	(26,785)
Dividends paid on preferred stock	(6,734)	(6,734)
Net cash provided by/(used in) financing activities	197,755	(339,032)

	Six Months Ended
	June 30, 2019	June 30, 2018
Net change in cash, cash equivalents and restricted cash	8,592	29,311
Cash, cash equivalents, and restricted cash, Beginning of Period	84,358	52,815
Cash, cash equivalents, and restricted cash, End of Period	$92,950	$82,126

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$49,651	$29,292
Cash paid for excise and income taxes	$1,407	$1,384
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$23,944	$134,597
Principal repayments on real estate securities not yet received	$—	$801
Common stock dividends declared but not paid	$16,355	$14,100
Decrease in securitized debt	$2,215	$2,482
Transfer from residential mortgage loans to other assets	$1,466	$654
Transfer from non-agency to investments in debt and equity of affiliates	$—	$44,970
Transfer from other assets to investments in debt and equity of affiliates	$—	$242
Transfer from financing arrangements to investments in debt and equity of affiliates	$—	$33,720

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$60,097	$31,145
Restricted cash	32,853	50,981
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$92,950	$82,126

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of agency investments, credit investments, and single-family rental properties. Agency investments include Agency RMBS and Agency Excess MSRs, and credit investments include Non-Agency RMBS, ABS, CMBS, loans, and Credit Excess MSRs, as defined below.

Residential mortgage-backed securities ("RMBS") include securities issued or guaranteed by a U.S. government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, "GSEs"), or any agency of the U.S. Government such as Ginnie Mae (collectively, "Agency RMBS").

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

Excess MSRs refer to the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust either held or not held by a U.S. government agency or GSE (“Agency Excess MSR”) or (“Credit Excess MSR”), respectively.

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
June 30, 2019

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of June 30, 2019 and December 31, 2018, the Company held $45.8 million and $0.6 million, respectively, of cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 9 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, financing arrangements and security deposits. Restricted cash also includes cash deposited into accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums, interest expenses, property management fees and capital expenditures. Restricted cash is not available to the Company for general corporate purposes. As of June 30, 2019 and December 31, 2018, the Company held $1.6 million and $1.3 million, respectively, of restricted cash related to security deposits. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 9 for more detail.

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
June 30, 2019

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities," ASC 325-40, "Beneficial Interests in Securitized Financial Assets," or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Real estate securities are recorded at fair market value on the consolidated balance sheets and the periodic change in fair market value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." Real estate securities acquired through securitizations are shown in the line item "Purchase of real estate securities" on the consolidated statement of cash flows. Purchases and sales of real estate securities are recorded on the trade date.

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
June 30, 2019

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

Any remaining unrealized losses on securities at June 30, 2019 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

Realized gains or losses on sales of securities, loans and derivatives are included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out ("FIFO") basis. Realized gains and losses are recorded in earnings at the time of disposition.

Accounting for residential and commercial mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10, "Receivables." At purchase, the Company may aggregate its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair market value on the consolidated balance sheets and any periodic change in fair market value will be recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." Purchases and sales of mortgage loans are recorded on the settlement date, concurrent with the completion of due diligence and the removal of any contingencies. Prior to the settlement date, the Company will include commitments to purchase loans within the Commitments and Contingencies footnote to the financial statements.

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
June 30, 2019

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

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly "Non-QM" loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QM loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year.

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

	June 30, 2019			December 31, 2018
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$245,295	$(182,725)	$62,570	$213,419	$(138,893)	$74,526
AG Arc, at fair value	18,717	—	18,717	20,360	—	20,360
Cash and Other assets/(liabilities)	20,515	(1,847)	18,668	7,423	(17,417)	(9,994)
Investments in debt and equity of affiliates	$284,527	$(184,572)	$99,955	$241,202	$(156,310)	$84,892

(1)	Certain loans held in securitized form are recorded net of non-recourse securitized debt.

(2)	Within Real Estate Securities, Excess MSRs and Loans is $161.4 million and $113.3 million of fair market value of Non-QM loans held in MATT at June 30, 2019 and December 31, 2018, respectively.

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
June 30, 2019

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

The Company records single-family rental properties at purchase price plus any capitalized expenses less accumulated depreciation and amortization and any impairment to the "Single-family rental properties, net" line item on the consolidated balance sheets. Costs capitalized in connection with property acquisitions and improvements are depreciated over their estimated useful lives on a straight line basis. Buildings are depreciated over 30 years and improvements are depreciated over a range of 5 years to 30 years. In-place lease intangibles are recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the remaining life of the leases in place at purchase and are recorded in "Single-family rental properties, net" on the Company's consolidated balance sheets. The weighted average remaining life of the leases in place at purchase is 0.4 months.

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
June 30, 2019

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

The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments. The allowance is estimated based on, among other considerations, the aging of accounts receivable, payment histories, and overall delinquencies. The provision for doubtful accounts is recorded as a reduction of rental income on the Company's consolidated statements of operations and a reduction of rent receivable, which is included within "Other assets" on the Company's consolidated balance sheets.

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
June 30, 2019

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

From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a "sale" and the loans will be removed from the consolidated balance sheets or as a "financing" and will be classified as "residential mortgage loans" on the consolidated balance sheets, depending upon the structure of the securitization transaction. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."

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
June 30, 2019

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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2019 and December 31, 2018, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2019 and December 31, 2018, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 9 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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
June 30, 2019

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
June 30, 2019

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

In June 2018, the FASB issued ASU 2018-7, "Improvements to Nonemployee Share–Based Payment Accounting" ("ASU 2018-7"). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company adopted ASU 2018-7 in the first quarter of 2019 and applied the guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The adjustment was immaterial.

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

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2019 and December 31, 2018. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations ("CMOs") representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and are therefore subject to credit risk. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item on the consolidated statement of operations. The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

The following table details the Company’s real estate securities portfolio as of June 30, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,880,323	$52,041	$1,932,364	$58,795	$(293)	$1,990,866	4.11%	3.47%
Fixed Rate CMO	40,022	226	40,248	525	—	40,773	3.00%	2.78%
Interest Only	602,237	(511,827)	90,410	1,306	(267)	91,449	3.64%	3.46%
Total Agency RMBS:	2,522,582	(459,560)	2,063,022	60,626	(560)	2,123,088	3.98%	3.46%

Credit Investments:
Non-Agency RMBS	795,373	(175,158)	620,215	58,743	(300)	678,658	5.21%	7.08%
Non-Agency RMBS Interest Only	271,356	(268,665)	2,691	236	(1,093)	1,834	0.67%	15.05%
Total Non-Agency:	1,066,729	(443,823)	622,906	58,979	(1,393)	680,492	4.48%	7.11%

ABS	20,790	(94)	20,696	—	(125)	20,571	9.58%	10.20%

CMBS	338,307	(124,370)	213,937	20,490	(223)	234,204	5.80%	8.47%
CMBS Interest Only	3,361,194	(3,318,230)	42,964	3,927	(55)	46,836	0.23%	7.00%
Total CMBS:	3,699,501	(3,442,600)	256,901	24,417	(278)	281,040	0.49%	8.23%
Total Credit Investments:	4,787,020	(3,886,517)	900,503	83,396	(1,796)	982,103	1.33%	7.49%

Total	$7,309,602	$(4,346,077)	$2,963,525	$144,022	$(2,356)	$3,105,191	2.29%	4.73%

(1)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table details the Company’s real estate securities portfolio as of December 31, 2018 ($ in thousands):

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019	$49,628	$(752)	$30,708	$(1,604)
December 31, 2018	966,620	(14,937)	81,170	(3,777)

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

For the three months ended June 30, 2019, the Company recognized an OTTI charge of $8.7 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $8.7 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $8.7 million of OTTI recorded, $0.9 million related to securities where OTTI was not recognized in a prior year.

For the six months ended June 30, 2019, the Company recognized an OTTI charge of $11.1 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $11.1 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $11.1 million of OTTI recorded, $1.2 million related to securities where OTTI was not recognized in a prior year.

For the three months ended June 30, 2018, the Company recognized an OTTI charge of $0.7 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $0.7 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

carrying amounts. Of the $0.7 million of OTTI recorded, $0.5 million related to securities where OTTI was not recognized in a prior year.

For the six months ended June 30, 2018, the Company recognized an OTTI charge of $1.7 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $1.7 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $1.7 million of OTTI recorded, $1.1 million related to securities where OTTI was not recognized in a prior year.

The unrealized losses on the remaining real estate securities are solely due to market conditions and not the credit quality of the assets. The investments in any remaining unrealized loss positions are not considered other than temporarily impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company is not required to sell the investments for regulatory or other reasons.

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of June 30, 2019 ($ in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—	$110,497	$108,712	0.72%
Greater than one year and less than or equal to five years	542,883	528,844	3.91%	268,545	253,195	0.97%
Greater than five years and less than or equal to ten years	1,580,205	1,534,178	4.01%	400,325	361,430	1.42%
Greater than ten years	—	—	—%	202,736	177,166	5.86%
Total	$2,123,088	$2,063,022	3.98%	$982,103	$900,503	1.33%

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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of December 31, 2018 ($ in thousands):

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

For the three months ended June 30, 2019, the Company sold 15 securities for total proceeds of $233.1 million, recording realized gains of $3.8 million and realized losses of $0.1 million. For the six months ended June 30, 2019, the Company sold 46 securities for total proceeds of $446.1 million, recording realized gains of $8.1 million and realized losses of $2.3 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

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

The following table details certain information on VIE A as of June 30, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$8,606	$8,630	4.19%	4.38%	2.11
Retained tranche	8,235	6,826	4.64%	19.15%	7.96
Total resecuritized asset	$16,841	$15,456	4.41%	10.90%	4.97

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of June 30, 2019, the fair market value of the consolidated tranche is included in the Company’s consolidated balance sheets as "Non-Agency RMBS." As of June 30, 2019, the Company has recorded secured financing of $8.6 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table details certain information on VIE A as of December 31, 2018 ($ in thousands):

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

The following table details certain information on VIE B as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Assets
CMBS	$92,384	$84,515
Cash and cash equivalents	610	595
Restricted cash	—	258
Other assets	156	151
Total assets	$93,150	$85,519

Liabilities
Financing arrangements, net	$57,648	$54,278
Other liabilities	3,730	2,954
Total liabilities	$61,378	$57,232

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

For the three months ended June 30, 2019, the Company sold 78 loans for total proceeds of $12.7 million, recording realized gains of $1.0 million and realized losses of $0.2 million. For the six months ended June 30, 2019, the Company sold loans 79 for total proceeds of $12.8 million, recording realized gains of $1.0 million and realized losses of $0.2 million. For the three and six months ended June 30, 2018, the Company sold 150 loans for total proceeds of $31.0 million, recording realized gains of $0.7 million and realized losses of $0.1 million.

The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of June 30, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans	$226,028	$(33,920)	$192,108	$7,862	$—	$199,970	5.17%	6.82%	6.92

(1)
This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details information regarding the Company’s residential mortgage loan portfolio as of December 31, 2018 ($ in thousands):

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

The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$159,787	$177,362	$148,508	$172,470
Non-Performing	40,183	48,666	37,588	44,383
	$199,970	$226,028	$186,096	$216,853

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

No OTTI was recorded for the three and six months ended June 30, 2019 and June 30, 2018 on the Company’s residential mortgage loans.

As of June 30, 2019 and December 31, 2018, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $15.0 million and $17.3 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio:

Geographic Concentration of Credit Risk	June 30, 2019	December 31, 2018
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	17%	19%
Florida	8%	9%
Georgia	6%	5%
New York	4%	5%

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and six months ended June 30, 2019 and June 30, 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning Balance	$99,504	$9,825	$79,610	$9,318
Additions	505	36,443	20,236	36,443
Accretion	(3,438)	(543)	(6,701)	(1,033)
Reclassifications from/(to) non-accretable difference	(2,245)	825	1,604	1,822
Disposals	(4,811)	(1,499)	(5,234)	(1,499)
Ending Balance	$89,515	$45,051	$89,515	$45,051

As of June 30, 2019, the Company’s residential mortgage loan portfolio was comprised of 2,456 conventional loans with original loan balances between $2,827 and $1.9 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents detail on the Company’s commercial loan portfolio on June 30, 2019 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	7.17%	7.60%	0.02	July 1, 2016	July 1, 2019	TX
Loan G (7)	32,299	—	32,299	—	—	32,299	7.21%	7.21%	1.04	July 9, 2020	July 9, 2022	CA
Loan H (8)	36,000	—	36,000	—	—	36,000	6.39%	6.39%	0.70	March 9, 2019	March 9, 2020	AZ
Loan I (9)	7,384	(214)	7,170	214	—	7,384	12.91%	15.36%	1.55	February 9, 2021	February 9, 2023	MN
Loan J (10)	3,233	—	3,233	—	—	3,233	7.09%	7.09%	2.63	January 1, 2023	January 1, 2024	NY
Loan K (11)	6,289	—	6,289	—	—	6,289	11.44%	12.65%	2.14	May 22, 2021	February 22, 2024	NY
	$118,005	$(214)	$117,791	$214	$—	$118,005	7.53%	7.87%	0.79

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Each commercial loan investment has a variable coupon rate.

(3)	Yield includes any exit fees.

(4)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)
Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of June 30, 2019, Loan B was extended to the extended maturity date shown above. Subsequent to quarter end, although an event of default occurred with respect to Loan B, the Company has not adjusted the fair value of Loan B.

(7)	Loan G is a first mortgage of up to $75.0 million, of which $32.3 million has been advanced. Subsequent to quarter end, the Company's commitment increased to $84.5 million.

(8)	Loan H is a first mortgage of up to $36.0 million, all of which has been advanced. As of Q1 2019, Loan H has been extended to the extended maturity date.

(9)	Loan I is a mezzanine loan of up to $20.0 million, of which $7.4 million has been advanced.

(10)	Loan J is a first mortgage of up to $30.0 million, of which $3.2 million had been advanced.

(11)
Loan K is comprised of a first mortgage and mezzanine loan of up to $15.0 million and $5.0 million, respectively. As of June 30, 2019, $4.7 million and $1.6 million of the first mortgage and mezzanine loan, respectively, have been advanced.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2018 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	7.13%	7.51%	0.52	July 1, 2016	July 1, 2019	TX
Loan F (7)	10,417	(1)	10,416	1	—	10,417	13.39%	14.02%	0.03	September 9, 2018	September 9, 2019	MN
Loan G (8)	19,357	—	19,357	—	—	19,357	7.14%	7.14%	1.54	July 9, 2020	July 9, 2022	CA
Loan H (9)	36,000	—	36,000	—	—	36,000	6.21%	6.21%	1.21	March 9, 2019	March 9, 2020	AZ
	$98,574	$(1)	$98,573	$1	$—	$98,574	7.45%	7.65%	0.92

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Each commercial loan investment has a variable coupon rate.

(3)	Yield includes any exit fees.

(4)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

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

(8)	Loan G is a first mortgage loan of up to $75.0 million, of which $19.4 million has been advanced.

(9)	Loan H is a first mortgage loan of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

During the three and six months ended June 30, 2019, the Company recorded a de minimis of discount accretion on its commercial loans. During the three and six months ended June 30, 2018, the Company recorded $0.1 million and $1.1 million of discount accretion, respectively, on its commercial loans. The decrease is due to the early payoff at par of a loan held at a discount in April 2018.

5. Excess MSRs

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s Excess MSR portfolio on June 30, 2019 ($ in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$3,336,937	$22,006	$64	$(1,359)	$20,711	7.37%	5.75
Credit Excess MSRs	38,169	191	—	(9)	182	24.28%	5.16
Total Excess MSRs	$3,375,106	$22,197	$64	$(1,368)	$20,893	7.58%	5.74

(1)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2018 ($ in thousands).

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

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an Excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR is less than its amortized cost at the balance sheet date, the Excess MSR is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary." For the three months ended June 30, 2019, the Company recognized an OTTI charge of $1.6 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of the $1.6 million of OTTI recorded for the three months ended June 30, 2019, $0.4 million was related to Excess MSRs where OTTI was not recognized in a prior year. For the six months ended June 30, 2019, the Company recognized an OTTI charge of $2.2 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of the $2.2 million of OTTI recorded for the six months ended June 30, 2019, $0.5 million was related to Excess MSRs where OTTI was not recognized in a prior year. No OTTI was recorded for the three and six months ended June 30, 2018.

6. Single-family rental properties

In September 2018, the Company purchased 1,225 single-family rental properties for $140.9 million. The Company also financed the portfolio with $103.0 million of 5-year, fixed rate debt. The carrying amount of the properties included $1.3 million of capitalized acquisition costs.

The following table presents the net carrying amount associated with the Company's properties by component (in thousands).

	June 30, 2019	December 31, 2018
Land	$29,104	$29,104
Building and improvements	110,136	109,812
In-place lease intangibles	2,097	2,098
Single-family rental properties	141,337	141,014
Less: Accumulated depreciation and amortization	(4,963)	(2,336)
Single-family rental properties, net	$136,374	$138,678

During the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.8 million, respectively, of depreciation expense related to buildings and improvements. During the three and six months ended June 30, 2019, the Company also recognized $0.3 million and $0.8 million, respectively, of amortization related to in-place lease intangible assets. The weighted average life of the in-place lease intangibles at purchase is 0.4 months and the Company expects to fully amortize these assets over that time period. These amounts are included in the "Property depreciation and amortization" line item in the consolidated statement of operations.

During the three and six months ended June 30, 2019, the Company incurred $1.6 million and $3.2 million, respectively, of expenses relating to operating and maintenance. During the three and six months ended June 30, 2019, the Company incurred $0.3 million and $0.5 million, respectively, of property management fees. These expenses are included in the "Property operating expenses" line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents a schedule of non-cancellable, contractual, future minimum rent under leases at June 30, 2019 (in thousands). These rental payments are based on contractual amounts.

Period Ending December 31,	Amount
2019 (last 6 months)	$6,736
2020	2,272
2021	35
2022	6
Total	$9,049

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
June 30, 2019

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$1,990,866	$—	$1,990,866
Fixed Rate CMO	—	40,773	—	40,773
Interest Only	—	91,449	—	91,449
Credit Investments:
Non-Agency RMBS	—	117,513	561,145	678,658
Non-Agency RMBS Interest Only	—	—	1,834	1,834
ABS	—	—	20,571	20,571
CMBS	—	13,979	220,225	234,204
CMBS Interest Only	—	—	46,836	46,836
Residential mortgage loans	—	—	199,970	199,970
Commercial loans	—	—	118,005	118,005
Excess mortgage servicing rights	—	—	20,893	20,893
Cash equivalents	45,757	—	—	45,757
Derivative assets	—	780	—	780
AG Arc	—	—	18,717	18,717
Total Assets Measured at Fair Value	$45,757	$2,255,360	$1,208,196	$3,509,313

Liabilities:
Securitized debt	$—	$—	$(8,630)	$(8,630)
Derivative liabilities	—	(538)	—	(538)
Total Liabilities Measured at Fair Value	$—	$(538)	$(8,630)	$(9,168)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2019 and June 30, 2018.

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
June 30, 2019

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
June 30, 2019
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$506,103	$2,501	$20,199	$212,904	$49,397	$202,047	$110,223	$24,301	$23,775	$(10,515)
Transfers (1):
Transfers into level 3	24,194	—	—	—	—	—	—	—	—	—
Purchases/Transfers	61,496	—	819	23,656	—	6,250	8,132	—	—	—
Proceeds from sales/redemptions	(14,606)	—	—	(14,097)	(1,714)	(12,704)	—	—	—	—
Proceeds from settlement	(22,573)	—	(634)	(7,570)	—	(4,152)	—	—	—	1,898
Total net gains/(losses) (2)
Included in net income	6,531	(667)	187	5,332	(847)	8,529	(350)	(3,408)	(5,058)	(13)
Ending Balance	$561,145	$1,834	$20,571	$220,225	$46,836	$199,970	$118,005	$20,893	$18,717	$(8,630)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2019 (3)	$5,108	$(386)	$187	$5,329	$(772)	$7,847	$(350)	$(1,803)	$(5,058)	$(13)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended June 30, 2019, the Company transferred 3 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$18,332
Unrealized gain/(loss) on derivative and other instruments, net	(3,421)
Net realized gain/(loss)	383
Equity in earnings/(loss) from affiliates	(5,058)
Total	$10,236
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$16,963
Unrealized gain/(loss) on derivative and other instruments, net	(1,816)
Equity in earnings/(loss) from affiliates	(5,058)
Total	$10,089

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

Three Months Ended
June 30, 2018
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$730,919	$2,913	$35,838	$182,970	$48,625	$19,872	$57,666	$30,747	$18,438	$(15,497)
Transfers (1):
Transfers into level 3	93,951	—	—	—	—	—	—	—	—	—
Purchases/Transfers	2,291	—	2,628	26,056	—	105,041	—	(209)	—	—
Proceeds from sales/redemptions	(6,683)	—	—	—	(4,659)	(30,832)	—	—	—	—
Proceeds from settlement	(31,612)	—	(737)	(48,241)	—	(1,073)	(14,522)	(179)	—	1,488
Total net gains/(losses) (2)
Included in net income	(2,758)	(42)	26	(953)	(784)	121	73	(1,077)	(85)	25
Ending Balance	$786,108	$2,871	$37,755	$159,832	$43,182	$93,129	$43,217	$29,282	$18,353	$(13,984)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2018 (3)	$(2,722)	$(42)	$26	$(1,026)	$(551)	$(581)	$(145)	$(1,077)	$(85)	$25
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended June 30, 2018, the Company transferred 7 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(5,772)
Unrealized gain/(loss) on derivative and other instruments, net	(427)
Net realized gain/(loss)	829
Equity in earnings/(loss) from affiliates	(86)
Total	$(5,456)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$(5,665)
Unrealized gain/(loss) on derivative and other instruments, net	(427)
Equity in earnings/(loss) from affiliates	(86)
Total	$(6,178)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

Six Months Ended
June 30, 2019
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)
Transfers (1):
Transfers into level 3	55,174	—	—	—	—	—	—	—	—	—
Transfers out of level 3	(61,531)	—	—	(5,279)	—	—	—	—	—	—
Purchases/Transfers	140,562	—	1,158	43,445	—	25,995	29,648	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	6,689	—
Proceeds from sales/redemptions	(49,242)	—	(1,283)	(20,165)	(1,714)	(12,780)	—	—	—	—
Proceeds from settlement	(27,873)	—	(1,183)	(22,934)	—	(8,189)	(10,417)	—	—	2,215
Total net gains/(losses) (2)
Included in net income	12,501	(1,265)	719	14,104	(1,781)	8,848	200	(5,757)	(8,332)	13
Ending Balance	$561,145	$1,834	$20,571	$220,225	$46,836	$199,970	$118,005	$20,893	$18,717	$(8,630)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2019 (3)	$10,087	$(984)	$654	$10,733	$(1,706)	$7,992	$200	$(3,539)	$(8,332)	$13
(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2019, the Company transferred 7 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 6 Non-Agency RMBS and 2 CMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$29,745
Unrealized gain/(loss) on derivative and other instruments, net	(5,744)
Net realized gain/(loss)	3,581
Equity in earnings/(loss) from affiliates	(8,332)
Total	$19,250
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$26,976
Unrealized gain/(loss) on derivative and other instruments, net	(3,526)
Equity in earnings/(loss) from affiliates	(8,332)
Total	$15,118

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

Six Months Ended
June 30, 2018
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,424	$2,662	$40,958	$161,250	$50,702	$18,890	$57,521	$5,084	$17,911	$(16,478)
Transfers (1):
Transfers into level 3	101,985	—	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	(6,951)	—	—	—	—	—	—
Purchases/Transfers	93,877	—	5,596	56,256	—	105,041	—	25,162	—	—
Proceeds from sales/redemptions	(184,804)	—	—	—	(4,659)	(30,832)	—	—	—	—
Proceeds from settlement	(69,563)	—	(8,711)	(49,145)	—	(1,256)	(14,522)	(512)	—	2,482
Total net gains/(losses) (2)
Included in net income	(811)	209	(88)	(1,578)	(2,861)	1,286	218	(452)	442	12
Ending Balance	$786,108	$2,871	$37,755	$159,832	$43,182	$93,129	$43,217	$29,282	$18,353	$(13,984)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2018 (3)	$(1,697)	$229	$(69)	$(1,651)	$(2,628)	$584	$—	$(452)	$442	$12
(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2018, the Company transferred 8 Non-Agency RMBS security into the Level 3 category from the Level 2 and 1 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(9,095)
Unrealized gain/(loss) on derivative and other instruments, net	(440)
Net realized gain/(loss)	5,470
Equity in earnings/(loss) from affiliates	441
Total	$(3,624)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$(5,231)
Unrealized gain/(loss) on derivative and other instruments, net	(440)
Equity in earnings/(loss) from affiliates	441
Total	$(5,230)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at June 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.31% - 20.00% (5.16%)
Non-Agency RMBS	$551,234	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (16.87%)
			Projected Collateral Losses	0.00% - 30.00% (1.47%)
			Projected Collateral Severities	-1.90% - 100.00% (21.08%)
	$9,911	Consensus Pricing	Offered Quotes	89.89 - 97.40 (94.41)
Non-Agency RMBS Interest Only			Yield	7.00% - 35.00% (25.05%)
	$1,834	Discounted Cash Flow	Projected Collateral Prepayments	9.50% - 18.00% (15.81%)
			Yield	8.67% - 8.86% (8.71%)
ABS	$12,781	Discounted Cash Flow	Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
			Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
	$7,790	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	3.80% - 13.40% (6.95%)
CMBS	$220,225	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	2.96% - 10.11% (4.26%)
CMBS Interest Only	$46,836	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.00% - 8.25% (5.28%)
Residential Mortgage Loans	$199,970	Discounted Cash Flow	Projected Collateral Prepayments	4.63% - 8.82% (7.41%)
			Projected Collateral Losses	1.52% - 4.97% (2.17%)
			Projected Collateral Severities	3.25% - 37.89% (26.46%)
			Yield	4.17% - 6.99% (5.25%)
Commercial Loans	$39,089	Discounted Cash Flow	Credit Spread	475 bps - 900 bps (543 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$78,916	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.63% (9.19%)
	$20,711		Projected Collateral Prepayments	9.09% - 16.68% (12.10%)
	$182	Consensus Pricing	Offered Quotes	0.01 - 0.46 (0.45)
AG Arc	$18,717	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at June 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.15% - 3.15% (3.15%)
Securitized debt	$(8,630)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)
 (1) Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2019.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

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
June 30, 2019

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

8. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019	December 31, 2018
Repurchase agreements	$2,769,007	$2,595,873
Term loan, net	101,983	102,017
Revolving facilities	122,243	124,615
Financing arrangements, net	$2,993,233	$2,822,505

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of June 30, 2019 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$118,272	2.69%	3.2%	$122,242	$118,803	$404
30 days or less	1,528,744	2.94%	10.1%	1,726,287	1,644,265	6,917
31-60 days	559,764	2.89%	10.4%	634,313	597,477	1,937
61-90 days	202,596	2.88%	9.6%	225,928	220,055	794
91-180 days	248,955	2.62%	5.7%	263,368	257,229	815
Greater than 180 days	3,920	4.40%	23.3%	6,218	5,763	4
Total / Weighted Average	$2,662,251	2.88%	9.5%	$2,978,356	$2,843,592	$10,871

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of December 31, 2018 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$52,385	3.92%	3.0%	$54,032	$53,848	$177
30 days or less	1,555,709	2.80%	9.7%	1,733,753	1,698,750	7,294
31-60 days	852,017	2.85%	8.1%	939,222	925,418	3,123
61-90 days	46,594	3.89%	21.4%	59,319	58,422	306
Greater than 180 days	5,406	4.53%	23.1%	7,977	7,387	6
Total / Weighted Average	$2,512,111	2.86%	9.3%	$2,794,303	$2,743,825	$10,906

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of June 30, 2019 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$4,535	3.63%	3.63%	22.3%	$5,833	$5,833	$7
Greater than 180 days	100,138	4.21%	4.31%	17.9%	122,021	116,609	108
Total / Weighted Average	$104,673	4.19%	4.28%	18.1%	$127,854	$122,442	$115

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of December 31, 2018 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$83,762	4.27%	4.37%	15.6%	$99,283	$99,457	$91

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding commercial loans pledged as collateral as of June 30, 2019 ($ in thousands):

	Repurchase Agreements				Commercial Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$2,083	5.17%	7.04%	35.6%	$3,233	$3,233	$19

There were no repurchase agreements and corresponding commercial loans pledged as collateral as of December 31, 2018.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 9 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on June 30, 2019 and December 31, 2018, broken out by investment type (in thousands):

	June 30, 2019	December 31, 2018
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$2,054,569	$1,927,359
Non-Agency RMBS	652,582	605,243
ABS	12,781	13,346
CMBS	258,424	248,355
Residential Mortgage Loans	127,854	99,283
Commercial Loans	3,233	—
Cash pledged (i.e., restricted cash) under repurchase agreements	10,022	20,267
Total collateral pledged under repurchase agreements	$3,119,465	$2,913,853

The following table presents the fair value of collateral posted to us under repurchase agreements by lenders (in thousands):

	June 30, 2019	December 31, 2018
Fair Value of investments posted to us under repurchase agreements:
Agency RMBS	$—	$1,534
U.S. Treasury Securities	—	1,123
Total collateral posted to us under repurchase agreements	$—	$2,657

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on June 30, 2019 and December 31, 2018, broken out by investment type (in thousands):

	June 30, 2019	December 31, 2018
Repurchase agreements secured by investments:
Agency RMBS	$1,941,812	$1,805,054
Non-Agency RMBS	517,514	499,851
ABS	9,455	10,548
CMBS	193,470	196,658
Residential Mortgage Loans	104,673	83,762
Commercial Loans	2,083	—
Gross Liability for repurchase agreements	$2,769,007	$2,595,873

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of June 30, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$2,769,007	$—	$2,769,007	$2,769,007	$—	$—

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

Term loan and revolving facilities

The following table presents information regarding the Company's term loan and revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of June 30, 2019 and December 31, 2018 ($ in thousands).

			June 30, 2019					December 31, 2018
Facility (1)	Investment	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Term loan, net (2)	Single-family rental properties	October 10, 2023	4.63%	4.80%	$101,983	$136,374	$102,866	4.63%	4.80%	$102,017	$138,678

Revolving facility A (4)(5)	Commercial loans	July 1, 2019	4.55%	4.55%	$21,796	$32,800	$21,796	4.66%	4.66%	$21,796	$32,800
Revolving facility B (3)(4)	Residential mortgage loans	June 15, 2020	4.41%	4.41%	52,603	71,517	110,000	4.53%	4.54%	63,328	85,343
Revolving facility C (3)(4)	Commercial loans	August 10, 2023	4.55%	4.78%	47,844	68,299	100,000	4.53%	4.80%	39,491	55,357
Total revolving facilities					$122,243	$172,616	$231,796			$124,615	$173,500

Total term loan and revolving facilities					$224,226	$308,990	$334,662			$226,632	$312,178

(1)	The term loan and all revolving facilities listed above are interest only until maturity.

(2)
As of June 30, 2019 and December 31, 2018, the total borrowings under the term loan was $102.9 million and $103.0 million, respectively, which is shown net of deferred financing costs of $0.9 million and $1.0 million, respectively.

(3)	Increasing the Company's borrowing capacity under this facility requires consent of the lender.

(4)	Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(5)	This facility was paid off subsequent to quarter end.

In September 2018, SFR MT LLC, a subsidiary of the Company, entered into an agreement with an insurance company to finance the ownership and acquisition of Single-family rental properties (the "term loan"). The financing has a fixed rate of 4.625%. This

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

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

Financing arrangements

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements ("MRAs") or loan agreements with such financing counterparties. As of June 30, 2019 and December 31, 2018 the Company had 45 and 44 financing counterparties, respectively, under which it had outstanding debt with 33 and 31 counterparties, respectively.

The following table presents information at June 30, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc	$70,888	222	10%

The following table presents information at December 31, 2018 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

9. Other assets and liabilities

The following table details certain information on the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Other assets
Interest receivable	$12,945	$12,762
Receivable under reverse repurchase agreements	—	11,461
Derivative assets, at fair value	780	1,729
Other assets	5,128	6,948
Due from broker	5,724	603
Total Other assets	$24,577	$33,503

Other liabilities
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$—	$11,378
Payable on unsettled trades	23,944	—
Interest payable	9,619	12,196
Derivative liabilities, at fair value	538	317
Due to affiliates	4,323	4,023
Accrued expenses	6,952	7,859
Taxes payable	561	1,673
Due to broker	2,896	7,734
Total Other liabilities	$48,833	$45,180

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
June 30, 2019

instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

The following table presents the fair value of the Company’s derivatives and other instruments and their balance sheet location at June 30, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	June 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$81	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(353)	(317)
Payer Swaptions	Non-Hedge	Other assets	74	323
TBAs	Non-Hedge	Other assets	625	—
TBAs	Non-Hedge	Other liabilities	(185)	—
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of June 30, 2019, the Company applied a reduction in fair value of $1,203 and $0.2 million to its U.S. Treasury Futures assets and Eurodollar Futures liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a fair value reduction of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of June 30, 2019, the Company applied a reduction in fair value of $0.4 million and $8.3 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company’s consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	June 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements	1,302,500	1,963,500
Payer Swaptions	445,000	260,000
Long TBAs	125,000	—
Short TBAs	100,000	—
Long positions on U.S. Treasury Futures (1)	—	30,000
Short positions on U.S. Treasury Futures (1)	700	—
Short positions on Eurodollar Futures (2)	1,000,000	500,000
Short positions on U.S. Treasuries	—	11,250

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest rate swaps	$(9,102)	$5,610	$(19,764)	$41,862
Eurodollar Futures	(266)	—	768	—
Swaptions	(256)	(384)	(774)	(32)
U.S. Treasury Futures	1	385	(144)	(109)
TBAs (1)	(452)	(409)	441	19
U.S. Treasuries	—	—	82	(94)
	(10,075)	5,202	(19,391)	41,646

Included within Net realized gain/(loss)
Interest rate swaps	(23,538)	5,862	(41,080)	5,862
Eurodollar Futures	11	—	(1,229)	—
Swaptions	(227)	—	(861)	51
U.S. Treasury Futures	302	67	371	740
TBAs (1)	1,957	(208)	1,601	165
U.S. Treasuries	(176)	—	(249)	131
	(21,671)	5,721	(41,447)	6,949
Total income/(loss)	$(31,746)	$10,923	$(60,838)	$48,595

(1)
For the three months ended June 30, 2019, gains and losses from purchases and sales of TBAs consisted of $0.3 million of net TBA dollar roll net interest income and net gains of $1.2 million due to price changes. For the six months ended June 30, 2019, gains and losses from purchases and sales of TBAs consisted of $0.7 million of net TBA dollar roll net interest income and net gains of $1.3 million due to price changes. For the three months ended June 30, 2018, gains and losses from purchases and sales of TBAs consisted of $0.6 million of net TBA dollar roll net interest income and net losses of $1.3 million due to price changes. For the six months ended June 30, 2018, gains and losses from purchases and sales of TBAs consisted of $1.1 million of net TBA dollar roll net interest income and net losses of $1.0 million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of June 30, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$232	$—	$232	$—	$—	$232
Interest Rate Swaptions	74	—	74	—	(301)	375
TBAs	625	—	625	625	—	—
Total Derivative Assets	$931	$—	$931	$625	$(301)	$607

Derivative Liabilities (3)
Interest Rate Swaps	$141	$—	$141	$—	$—	$141
TBAs	(185)	—	(185)	—	(185)	—
Total Derivative Liabilities	$(44)	$—	$(44)	$—	$(185)	$141

(1)
The Company applied a reduction in fair value of $0.4 million and $8.3 million to its interest rate swap assets and liabilities, respectively, related to variation margin. The Company applied a reduction in fair value of $1,203 and $0.2 million to its U.S. Treasury Futures assets and Eurodollar Futures liabilities, respectively, related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $0.9 million less accrued interest of $(0.1) million for a total of $0.8 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $(43,912) plus accrued interest of $(0.5) million for a total of $(0.5) million.

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of June 30, 2019, the Company pledged real estate securities with a fair value of $8.4 million and cash of $17.8 million as collateral against certain derivatives. The $17.8 million of cash pledged as collateral against certain derivatives has been reduced by $8.1 million related to variation margin. The Company’s counterparties posted no cash to it as collateral for certain derivatives. As of December 31, 2018, the Company pledged real estate securities with a fair value of $7.2 million and cash of $29.3 million as collateral against certain derivatives. Of the $29.3 million of cash pledged as collateral against certain derivatives, $7.1 million represents amounts related to variation margin.The Company’s counterparties posted cash of $1.5 million as collateral for certain derivatives.

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

As of June 30, 2019, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of June 30, 2019 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.57%	0.70
2022	778,750	1.92%	2.45%	2.98
2023	5,750	3.19%	2.57%	4.35
2024	345,000	1.96%	2.05%	4.97
2026	20,000	1.90%	2.53%	7.37
2027	10,000	2.20%	2.33%	8.00
2029	38,000	1.94%	2.31%	9.99
Total/Wtd Avg	$1,302,500	1.91%	2.35%	3.64

As of December 31, 2018, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2018 ($ in thousands):

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

For the Three Months Ended June 30, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$125,000	$737,500	$(737,500)	$125,000	$126,064	$(125,612)	$625	$(173)
TBAs - Short	$—	$—	$(100,000)	$(100,000)	$(102,242)	$102,230	$—	$(12)

For the Three Months Ended June 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$139,000	$316,000	$(295,000)	$160,000	$166,600	$(166,203)	$397	$—
TBAs - Short	$—	$551,000	$(551,000)	$—	$—	$(152)	$—	$(152)

For the Six Months Ended June 30, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$—	$1,394,500	$(1,269,500)	$125,000	$126,064	$(125,612)	$625	$(173)
TBAs - Short	$—	$185,000	$(285,000)	$(100,000)	$(102,242)	$102,230	$—	$(12)

For the Six Months Ended June 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000	$951,000	$(891,000)	$160,000	$166,600	$(166,203)	$397	$—
TBAs - Short	$—	$854,000	$(854,000)	$—	$—	$(152)	$—	$(152)

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

As of June 30, 2019 and June 30, 2018, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	June 30, 2019	June 30, 2018
Outstanding warrants (1)	—	1,007,500
Unvested restricted stock units previously granted to the Manager	40,007	60,000
(1) The warrants expired on July 6, 2018.

Each warrant entitled the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. For the three and six months ended June 30, 2018, the Company excluded the effects of such from the computation of diluted earnings per share because their effect would be anti-dilutive. The warrants expired on July 6, 2018.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$15,311	$4,801	$41,099	$9,681

Denominator:
Basic weighted average common shares outstanding	32,709	28,201	31,636	28,198
Dilutive effect of restricted stock units	28	27	28	24
Diluted weighted average common shares outstanding	32,737	28,228	31,664	28,222

Basic Earnings/(Loss) Per Share of Common Stock:	$0.47	$0.17	$1.30	$0.34
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.47	$0.17	$1.30	$0.34

The following tables detail our common stock dividends during the six months ended June 30, 2019 and June 30, 2018:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
Total			$1.00

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500
Total			$0.975

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The following tables detail our preferred stock dividends during the six months ended June 30, 2019 and June 30, 2018:

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563
8.25% Series A	5/17/2019	5/31/2019	6/17/2019	0.51563
Total				$1.03126

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50
8.00% Series B	5/17/2019	5/31/2019	6/17/2019	0.50
Total				$1.00

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
Total				$1.03126

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
Total				$1.00

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

For the three months ended June 30, 2019 and June 30, 2018, the Company recorded excise tax expense of $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company recorded excise tax expense of $0.3 million and $0.8 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2019 or June 30, 2018. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

12. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of June 30, 2019 and December 31, 2018, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and six months ended June 30, 2019, the Company incurred management fees of approximately $2.4 million and $4.7 million, respectively. For the three and six months ended June 30, 2018, the Company incurred management fees of approximately $2.4 million and $4.8 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2019 and December 31, 2018, no event of termination of the management agreement had occurred.

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
June 30, 2019

time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business.

Of the $3.9 million and $7.7 million of Other operating expenses for the three and six months ended June 30, 2019 respectively, the Company has accrued $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses. Of the $3.5 million and $6.7 million of Other operating expenses for the three and six months ended June 30, 2018, respectively, the Company accrued $1.7 million and $3.5 million, respectively, representing a reimbursement of expenses. The Manager did not waive its right to receive any expense reimbursements for the three and six months ended June 30, 2019. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of June 30, 2019, 30,781 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of June 30, 2019, the Company has granted an aggregate of 86,469 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of June 30, 2019, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 79,993 restricted stock units granted to the Company’s Manager have vested. The 40,007 restricted stock units that have not vested as of June 30, 2019 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019, and July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

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

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of June 30, 2019 and December 31, 2018.

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
June 30, 2019

item on the Company's consolidated balance sheets. In addition, the Company has also shown this reclassification as a non-cash transfer on its consolidated statement of cash flows.

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. See Note 2 for the fair value of AG Arc as of June 30, 2019 and December 31, 2018.

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

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of June 30, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $21.3 million and $27.3 million, respectively.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 with an amendment to the MATH LLC Agreement. As of June 30, 2019, the Company’s share of MATH’s total capital commitment to MATT was $44.6 million, of which the Company had funded $42.4 million and the Company's remaining commitment was $2.2 million (net of any return of capital to the Company).

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans and residential mortgage loans in securitized form which are issued by an entity the Company has an equity interest in and hold alongside other private funds under the management of Angelo Gordon ("Re/Non-Performing Loans"), the Company may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, the Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential loans and Re/Non-Performing Loans. The Asset Manager acknowledges that the Company will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. The Company pays separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for (i) non-performing loans and (ii) re-performing loans. For the three and six months ended June 30, 2019, the fees paid by the Company to the Asset Manager totaled $141,896 and $266,880, respectively. For the three and six months ended June 30, 2018, the fees paid by the Company to the Asset Manager totaled $73,790 and $121,431, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three and six months ended June 30, 2019 the administrative fees paid by the Company to Arc Home totaled $80,467 and $163,371, respectively. For the three and six months ended June 30, 2018 the administrative fees paid by the Company to Arc Home totaled $57,747 and $77,682, respectively.

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
June 30, 2019

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

In June 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated non-QM loan securitization, in which non-QM loans with a fair market value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair market value of $42.9 million as of June 30, 2019. The Company has a 44.59% interest in the retained subordinate tranches.

13. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of June 30, 2019, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as "accredited investors" under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of common stock ("private placement share") and a warrant ("private placement warrant") to purchase 0.50 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised for the three and six months ended June 30, 2018, or in 2018 through the expiration date on July 6, 2018.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of June 30, 2019, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three and six months ended June 30, 2019 and June 30, 2018, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. For the three and six months ended June 30, 2019, the Company sold 503,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the three and six months ended June 30, 2018, the Company did not sell any common stock under the Equity Distribution Agreements.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

14. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of June 30, 2019 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 28, 2019	$44,590	$42,361	$2,229
Variable funding note (b)	March 29, 2018	12,444	7,790	4,654
Commercial loan G (c)(d)	July 26, 2018	75,000	32,299	42,701
Commercial loan I (c)	January 23, 2019	20,000	7,384	12,616
Commercial loan J (c)	February 11, 2019	30,000	3,233	26,767
Commercial loan K (c)	February 22, 2019	20,000	6,289	13,711
Residential mortgage loan pool A (e)	May 30, 2019	44,054	—	44,054
Residential mortgage loan pool B (f)	June 24, 2019	190,101	—	190,101
Total		$436,189	$99,356	$336,833

(a)	Refer to Note 12 "Investments in debt and equity of affiliates" for more information regarding MATH.

(b)	On March 29, 2018, the Company, alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture.

(c)	The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

(d)	Subsequent to quarter end, the Company's total commitment and remaining commitment increased to $84.5 million and approximately $52.2 million, respectively.

(e)
On May 30, 2019, the Company entered into a commitment to purchase a pool of residential mortgage loans with an unpaid principal balance of $54.1 million. This purchase was subject to due diligence and customary closing conditions. Subsequent to quarter end, the transaction settled with an unpaid principal balance of $45.7 million and a cost of $37.6 million.

(f)
On June 24, 2019, the Company entered into a commitment to purchase a pool of residential mortgage loans with an unpaid principal balance of $202.2 million. This purchase is subject to due diligence and customary closing conditions. This transaction is expected to settle in September 2019.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The table below presents our results of operations for the three months ended June 30, 2019 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$40,831	$—	$70	$40,901
Interest expense	23,030	1,247	—	24,277
Total Net Interest Income	17,801	(1,247)	70	16,624

Other Income/(Loss)
Rental income	—	3,162	—	3,162
Net realized gain/(loss)	(27,510)	(69)	—	(27,579)
Net interest component of interest rate swaps	1,800	—	—	1,800
Unrealized gain/(loss) on real estate securities and loans, net	43,165	—	—	43,165
Unrealized gain/(loss) on derivative and other instruments, net	(10,839)	—	—	(10,839)
Other income	122	130	94	346
Total Other Income/(Loss)	6,738	3,223	94	10,055

Expenses
Management fee to affiliate	—	—	2,400	2,400
Other operating expenses	980	44	2,826	3,850
Equity based compensation to affiliate	—	—	73	73
Excise tax	—	—	186	186
Servicing fees	416	—	—	416
Property depreciation and amortization	—	1,180	—	1,180
Property operating expenses	—	1,946	—	1,946
Total Expenses	1,396	3,170	5,485	10,051

Income/(loss) before equity in earnings/(loss) from affiliates	23,143	(1,194)	(5,321)	16,628

Equity in earnings/(loss) from affiliates	2,050	—	—	2,050
Net Income/(Loss)	25,193	(1,194)	(5,321)	18,678

Dividends on preferred stock	—	—	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$25,193	$(1,194)	$(8,688)	$15,311

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The table below presents our results of operations for the three months ended June 30, 2018 by business segment (in thousands):

	Securities and Loans	Corporate	Total
Net Interest Income
Interest income	$36,012	$—	$36,012
Interest expense	16,271	—	16,271
Total Net Interest Income	19,741	—	19,741

Other Income/(Loss)
Net realized gain/(loss)	(11,060)	—	(11,060)
Net interest component of interest rate swaps	1,262	—	1,262
Unrealized gain/(loss) on real estate securities and loans, net	(578)	—	(578)
Unrealized gain/(loss) on derivative and other instruments, net	4,781	—	4,781
Other income	20	—	20
Total Other Income/(Loss)	(5,575)	—	(5,575)

Expenses
Management fee to affiliate	—	2,387	2,387
Other operating expenses	568	2,875	3,443
Equity based compensation to affiliate	—	94	94
Excise tax	—	375	375
Servicing fees	22	—	22
Total Expenses	590	5,731	6,321

Income/(loss) before equity in earnings/(loss) from affiliates	13,576	(5,731)	7,845

Equity in earnings/(loss) from affiliates	323	—	323
Net Income/(Loss)	13,899	(5,731)	8,168

Dividends on preferred stock	—	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$13,899	$(9,098)	$4,801

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The table below presents our results of operations for the six months ended June 30, 2019 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$82,237	$—	$154	$82,391
Interest expense	45,123	2,495	—	47,618
Total Net Interest Income	37,114	(2,495)	154	34,773

Other Income/(Loss)
Rental income	—	6,559	—	6,559
Net realized gain/(loss)	(48,094)	(95)	—	(48,189)
Net interest component of interest rate swaps	3,581	—	—	3,581
Unrealized gain/(loss) on real estate securities and loans, net	89,918	—	—	89,918
Unrealized gain/(loss) on derivative and other instruments, net	(20,925)	—	—	(20,925)
Other income	535	313	94	942
Total Other Income/(Loss)	25,015	6,777	94	31,886

Expenses
Management fee to affiliate	—	—	4,745	4,745
Other operating expenses	1,948	92	5,640	7,680
Equity based compensation to affiliate	—	—	199	199
Excise tax	—	—	278	278
Servicing fees	787	—	—	787
Property depreciation and amortization	—	2,627	—	2,627
Property operating expenses	—	3,789	—	3,789
Total Expenses	2,735	6,508	10,862	20,105

Income/(loss) before equity in earnings/(loss) from affiliates	59,394	(2,226)	(10,614)	46,554

Equity in earnings/(loss) from affiliates	1,279	—	—	1,279
Net Income/(Loss)	60,673	(2,226)	(10,614)	47,833

Dividends on preferred stock	—	—	6,734	6,734

Net Income/(Loss) Available to Common Stockholders	$60,673	$(2,226)	$(17,348)	$41,099

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

The table below presents our results of operations for the six months ended June 30, 2018 by business segment (in thousands):

	Securities and Loans	Corporate	Total
Net Interest Income
Interest income	$75,369	$—	$75,369
Interest expense	31,597	—	31,597
Total Net Interest Income	43,772	—	43,772

Other Income/(Loss)
Net realized gain/(loss)	(22,899)	—	(22,899)
Net interest component of interest rate swaps	(208)	—	(208)
Unrealized gain/(loss) on real estate securities and loans, net	(36,733)	—	(36,733)
Unrealized gain/(loss) on derivative and other instruments, net	41,871	—	41,871
Other income	20	—	20
Total Other Income/(Loss)	(17,949)	—	(17,949)

Expenses
Management fee to affiliate	—	4,826	4,826
Other operating expenses	998	5,668	6,666
Equity based compensation to affiliate	—	145	145
Excise tax	—	750	750
Servicing fees	84	—	84
Total Expenses	1,082	11,389	12,471

Income/(loss) before equity in earnings/(loss) from affiliates	24,741	(11,389)	13,352

Equity in earnings/(loss) from affiliates	3,063	—	3,063
Net Income/(Loss)	27,804	(11,389)	16,415

Dividends on preferred stock	—	6,734	6,734

Net Income/(Loss) Available to Common Stockholders	$27,804	$(18,123)	$9,681

The table below presents our consolidated balance sheet as of June 30, 2019 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$3,589,040	$142,632	$66,243	$3,797,915
Total Liabilities	$2,937,508	$104,384	$25,159	$3,067,051
Total Stockholders' Equity	$651,532	$38,248	$41,084	$730,864
Total Liabilities & Stockholders' Equity	$3,589,040	$142,632	$66,243	$3,797,915

(a)	Includes Investments in debt and equity of affiliates of $100.0 million.

The table below presents our consolidated balance sheet as of December 31, 2018 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$3,373,713	$142,535	$32,678	$3,548,926
Total Liabilities	$2,759,082	$105,102	$28,731	$2,892,915
Total Stockholders' Equity	$614,631	$37,433	$3,947	$656,011
Total Liabilities & Stockholders' Equity	$3,373,713	$142,535	$32,678	$3,548,926

(a)	Includes Investments in debt and equity of affiliates of $84.9 million.

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

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Agency RMBS, Credit Investments and Single-Family Rental Properties. Our Credit Investments include our Residential Investments, Commercial Investments and ABS Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock and our 8.00% Series B Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA and MITT PrB, respectively.

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

Securities and Loans Segment

Agency RMBS

Our investment portfolio is comprised primarily of residential mortgage-backed securities ("RMBS"). Certain of the assets in our RMBS portfolio have a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We refer to these securities as Agency RMBS. Our Agency RMBS portfolio includes:

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

Re/Non-Performing Loans include:

•
RPLs or NPLs in securitized form that are issued by an entity in which we own an equity interest and that we hold alongside other private funds under the management of Angelo Gordon. The securitizations typically take the form of equity and various classes of notes. These investments are included in the "RMBS" and "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.

•
RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are secured by residential real property including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

New Origination Loans include:

•
"Non-QM" loans, which are residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's (the "CFPB") safe harbor provision for "qualifying mortgages," or "QM," that we hold alongside other private funds under the management of Angelo Gordon. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section of this Item 2 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

•
Non-QM loans in securitized form that are issued by an entity in which we own an equity interest and that we hold alongside other private funds under the management of Angelo Gordon. The securitizations typically take the form of various classes of notes. These investments are included in the "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.

•
Loans we originate to third party land developers for purposes of horizontal land development. These investments are included in the "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.

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

ABS

We also invest in asset backed securities ("ABS"). Our ABS portfolio may include investment grade and non-investment grade debt and equity tranches of securitizations collateralized by various asset classes, including, but not limited to, small balance commercial mortgages, aircraft, automobiles, credit cards, equipment, manufactured housing, franchises, recreational vehicles and student loans.

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

Market conditions

According to the Case-Shiller Home Price Index, home price appreciation at the national level slowed to 3.5% on a year-over-year basis in April 2019 from 4.0% in February 2019. Although the pace of appreciation has slowed, the continued positive trajectory in home prices has resulted in an annual 5.6% increase of U.S. homeowner equity in the first quarter of 2019 according to CoreLogic’s Homeowner Equity Report. At the same time, the total number of mortgaged residential properties with negative equity (homes where the home owner owes more on the home than the home is worth) decreased 11% on a year-over-year basis to 2.2 million homes. Tight inventory levels remain supportive of home prices across much of the country. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving. According to CoreLogic’s Loan Performance Insights Report, the serious delinquency rate, defined as 90 days or more past due including loans in foreclosure, was 1.3% in April 2019 down from 1.9% in April 2018. Furthermore, April’s serious delinquency rate of 1.3% is the lowest monthly level observed since August 2005. This improvement has been driven by the strengthening of borrower’s household balance sheets and the strength of the U.S. labor market. Although unemployment and jobless claims remain at or near historical lows, economic data have generally weakened over the last six months and inflation remains subdued. Softer data, along with ongoing macro uncertainties have led to more dovish commentary from the Federal Reserve. At its June meeting, the Federal Reserve maintained the federal funds interest rate at a target range of 2.25%-2.50%, but shifted from a patient tightening bias to a data-dependent easing bias given heightened uncertainty about the outlook for the second half of the year. In the Fed’s Summary of Economic Projections, the median fed funds rate projection remained at 2.4% in 2019 and was reduced in both 2020 and 2021 to 2.1% and 2.4%, respectively from 2.6% previously for each. The market has continued to price in at least one rate cut prior to year-end. Spreads for many mortgage sectors tightened during the second quarter of 2019 although Agency MBS spreads widened versus benchmarks as the interest rate rally resulted in elevated gross supply, prepayment uncertainty and increased implied volatility during the quarter. The CRT market, which also serves as a barometer of overall mortgage credit, outperformed high yield and other markets as spreads continued to tighten. Legacy RMBS spreads and short-duration non-performing and re-performing loan spreads tightened during the quarter as well on continued demand from investors. CMBS spreads generally ended the quarter in line with levels observed at the beginning of the quarter although there was some volatility during the quarter, especially in AAA rated securities. The market conditions and trends outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profile of our business changes.

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as changes to Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. There is a lack of clarity around the impact of such potential reforms on our operations.

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

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2019 and June 30, 2018 (in thousands, except for share and per share data):

	Three Months Ended
	June 30, 2019	June 30, 2018	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$40,901	$36,012	$4,889
Interest expense	24,277	16,271	8,006
Total Net Interest Income	16,624	19,741	(3,117)

Other Income/(Loss)
Rental income	3,162	—	3,162
Net realized gain/(loss)	(27,579)	(11,060)	(16,519)
Net interest component of interest rate swaps	1,800	1,262	538
Unrealized gain/(loss) on real estate securities and loans, net	43,165	(578)	43,743
Unrealized gain/(loss) on derivative and other instruments, net	(10,839)	4,781	(15,620)
Other income	346	20	326
Total Other Income/(Loss)	10,055	(5,575)	15,630

Expenses
Management fee to affiliate	2,400	2,387	13
Other operating expenses	3,850	3,443	407
Equity based compensation to affiliate	73	94	(21)
Excise tax	186	375	(189)
Servicing fees	416	22	394
Property depreciation and amortization	1,180	—	1,180
Property operating expenses	1,946	—	1,946
Total Expenses	10,051	6,321	3,730

Income/(loss) before equity in earnings/(loss) from affiliates	16,628	7,845	8,783

Equity in earnings/(loss) from affiliates	2,050	323	1,727
Net Income/(Loss)	18,678	8,168	10,510

Dividends on preferred stock	3,367	3,367	—

Net Income/(Loss) Available to Common Stockholders	$15,311	$4,801	$10,510

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio excluding SFR and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Interest income increased from June 30, 2018 to June 30, 2019 primarily due to an increase in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.26% from 4.58% for the three months ended June 30, 2018 to 4.84% for the three months ended June 30, 2019. This was coupled with an increase in the weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, of $0.3 billion from $3.1 billion at June 30, 2018 to $3.4 billion at June 30, 2019.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Interest expense increased from June 30, 2018 to June 30, 2019 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.68% from 2.47% for the three months ended June 30, 2018 to 3.15% for the three months ended June 30, 2019. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $0.5 billion from $2.6 billion for the three months ended June 30, 2018 to $3.1 billion for the three months ended June 30, 2019. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds. For the three months ended June 30, 2019 and June 30, 2018, interest expense includes $74.3 thousand and $2.4 thousand, respectively, of deferred financing costs that were excluded from core earnings in transaction related expenses.

Rental income

Rental income is accrued monthly on a straight-line basis over the terms of the leases on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018. We did not own the SFR portfolio during the three months ended June 30, 2018.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) sales of single-family rental properties out of our GAAP investment portfolio, if any, (iv) sales of derivatives and other instruments, and (v) other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 of the Notes to Consolidated Financial Statements (unaudited) for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018
Sale of real estate securities	$3,745	$(16,872)
Sale of loans, and loans transferred to or sold from Other assets	775	838
Settlement of derivatives and other instruments	(21,671)	5,720
OTTI	(10,428)	(746)
Total Net realized gain/(loss)	$(27,579)	$(11,060)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

The net interest component of interest rate swaps increased from June 30, 2018 to June 30, 2019 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which the floating leg of these derivative instruments are based, increased from 2.338% for the three months ended June 30, 2018 to 2.507% for the three months ended June 30, 2019. This was offset by a decrease in the weighted average swap notional from $2.3 billion at June 30, 2018 to $1.6 billion at June 30, 2019.

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

For the three months ended June 30, 2019, the gain of $43.2 million was comprised of unrealized gains on securities and unrealized gains on loans of $35.7 million and $7.5 million, respectively, during the period.

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

For the three months ended June 30, 2019, the loss of $(10.8) million was comprised of unrealized losses on certain derivatives and other instruments of $10.3 million and unrealized losses on TBAs of $0.5 million.

Other income

Other income pertains to certain fees we receive on our residential mortgage loan, commercial real estate loan, and CMBS portfolios, ancillary rental income and insurance proceeds we receive on our SFR portfolio and a premium received on a credit default swap which was entered into and expired in Q2 2019.

For the three months ended June 30, 2019 and June 30, 2018, Other income increased as a result of a premium received on a credit default swap and insurance proceeds received on our SFR portfolio.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

For the three months ended June 30, 2019 and June 30, 2018, our management fees were relatively flat.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses within our reportable segments and corporate for the three months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018
Corporate
Affiliate expense reimbursement - Operating expenses	$1,745	$1,628
Professional fees	469	611
D&O insurance	174	179
Directors' compensation	218	218
Other	220	239
Total Corporate	2,826	2,875

Securities and Loans and Single-Family Rental Properties Segments
Affiliate expense reimbursement - Deal related expenses	173	33
Professional fees (1)	90	33
Residential mortgage loan related expenses	216	111
Transaction related expenses and deal related performance fees	409	311
Other	136	80
Total Securities and Loans and Single-Family Rental Properties Segments	1,024	568
Total Other operating expenses	$3,850	$3,443

(1)
For the three months ended June 30, 2019, we incurred $44.0 thousand of professional fees related to the Single-Family Rental Properties Segment. No professional fees were incurred relating to the Single-Family Rental Properties Segment for the three months ended June 30, 2018.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

For the three months ended June 30, 2019 and June 30, 2018, our equity based compensation to affiliate decreased due to a decrease in our stock price from June 30, 2018 to June 30, 2019.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations. For the three months ended June 30, 2019 and June 30, 2018, the decrease relates to decreased estimated undistributed taxable income.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of June 30, 2019 and June 30, 2018, we owned Residential mortgage loans with a fair market value of $200.0 million and $93.1 million, respectively. This increase in the fair market value of the Residential mortgage loans we own pertains to the purchase of Residential mortgage loan pools in the fourth quarter of 2018, as well as in the first and second quarters of 2019.

For the three months ended June 30, 2019 and June 30, 2018 our servicing fees increased primarily due to our purchases of these pools of Residential mortgage loans in 2018 and 2019.

Property depreciation and amortization

We recognize straight line depreciation and amortization on our buildings, in-place lease intangibles and any capitalized acquisition, renovation, or other expense that improves or extends the useful life of our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018. There was no property depreciation and amortization for the three months ended June 30, 2018.

Property operating expenses

Property operating expenses may include property taxes, insurance, homeowner association fees, market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, marketing expenses, and property management fees on our SFR portfolio. Property management fees represent costs associated with the oversight and management of our SFR portfolio. Our SFR portfolio is managed by Conrex. We acquired a stabilized portfolio of SFR in September 2018. There were no property operating and maintenance expenses for the three months ended June 30, 2018.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc. The increase from the quarter ended June 30, 2018 to the quarter ended June 30, 2019 primarily pertains to our share of the unrealized gains on investments held within affiliated entities.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2019 and June 30, 2018 (in thousands, except for share and per share data):

	Six Months Ended
	June 30, 2019	June 30, 2018	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$82,391	$75,369	$7,022
Interest expense	47,618	31,597	16,021
Total Net Interest Income	34,773	43,772	(8,999)

Other Income/(Loss)
Rental income	6,559	—	6,559
Net realized gain/(loss)	(48,189)	(22,899)	(25,290)
Net interest component of interest rate swaps	3,581	(208)	3,789
Unrealized gain/(loss) on real estate securities and loans, net	89,918	(36,733)	126,651
Unrealized gain/(loss) on derivative and other instruments, net	(20,925)	41,871	(62,796)
Other income	942	20	922
Total Other Income/(Loss)	31,886	(17,949)	49,835

Expenses
Management fee to affiliate	4,745	4,826	(81)
Other operating expenses	7,680	6,666	1,014
Equity based compensation to affiliate	199	145	54
Excise tax	278	750	(472)
Servicing fees	787	84	703
Property depreciation and amortization	2,627	—	2,627
Property operating expenses	3,789	—	3,789
Total Expenses	20,105	12,471	7,634

Income/(loss) before equity in earnings/(loss) from affiliates	46,554	13,352	33,202

Equity in earnings/(loss) from affiliates	1,279	3,063	(1,784)
Net Income/(Loss)	47,833	16,415	31,418

Dividends on preferred stock	6,734	6,734	—

Net Income/(Loss) Available to Common Stockholders	$41,099	$9,681	$31,418

Interest income

Interest income increased from June 30, 2018 to June 30, 2019 primarily due to an increase in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.34% from 4.59% for the six months ended June 30, 2018 to 4.93% for the six months ended June 30, 2019. The weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, remained relatively flat for the six months ended June 30, 2018 and June 30, 2019.

Interest expense

Interest expense increased from June 30, 2018 to June 30, 2019 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.87% from 2.28% for the six months ended June 30, 2018 to 3.15% for the six months ended June 30, 2019. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $0.2 billion from $2.8 billion for the six months ended June 30, 2018 to $3.0 billion for the six months ended June 30, 2019. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds. For the six months ended June 30, 2019 and June 30, 2018, interest expense includes $0.1 million and $2.4 thousand, respectively, of deferred financing costs that were excluded from core earnings in transaction related expenses.

Rental income

We did not own the SFR portfolio during the six months ended June 30, 2018.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Sale of real estate securities	$5,807	$(29,368)
Sale of loans, and loans transferred to or sold from Other assets	948	1,230
Settlement of derivatives and other instruments	(41,447)	6,948
OTTI	(13,497)	(1,709)
Total Net realized gain/(loss)	$(48,189)	$(22,899)

Net interest component of interest rate swaps

The net interest component of interest rate swaps increased from June 30, 2018 to June 30, 2019 due to an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which the floating leg of these derivative instruments are based, increased from 2.130% for the six months ended June 30, 2018 to 2.598% for the six months ended June 30, 2019. This was offset by decreased in the weighted average swap notional from $2.3 billion at June 30, 2018 to $1.7 billion at June 30, 2019.

Unrealized gain/(loss) on real estate securities and loans, net

For the six months ended June 30, 2019, the $89.9 million was comprised of unrealized gains on securities and unrealized gains on loans of $82.8 million and $7.1 million, respectively, during the period.

Unrealized gain/(loss) on derivative and other instruments, net

For the six months ended June 30, 2019, the $(20.9) million was comprised of unrealized losses on certain derivatives and other instruments of $21.3 million and unrealized gains on TBAs of $0.4 million.

Other income

For the six months ended June 30, 2019 and June 30, 2018, Other income increased as a result of origination fees received related to new commercial real estate loans coupled with insurance proceeds received on our SFR portfolio and increased fees received on our CMBS portfolio.

Management fee to affiliate

For the six months ended June 30, 2019 and June 30, 2018, our management fees decreased due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses within our reportable segments and corporate for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Corporate
Affiliate expense reimbursement - Operating expenses	$3,490	$3,261
Professional fees	909	1,141
D&O insurance	348	358
Directors’ compensation	439	419
Other	454	489
Total Corporate	5,640	5,668

Securities and Loans and Single-Family Rental Properties Segments
Affiliate expense reimbursement - Deal related expenses	367	202
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees	42	—
Professional fees (1)	184	77
Residential mortgage loan related expenses	398	293
Transaction related expenses and deal related performance fees	763	311
Other	286	115
Total Securities and Loans and Single-Family Rental Properties Segments	2,040	998
Total Other operating expenses	$7,680	$6,666

(1)
For the six months ended June 30, 2019, we incurred $92.0 thousand of professional fees related to the Single-Family Rental Properties Segment. No professional fees were incurred relating to the Single-Family Rental Properties Segment for the six months ended June 30, 2018.

Equity based compensation to affiliate

For the six months ended June 30, 2019 and June 30, 2018, our equity based compensation to affiliate increased due to a retrospective adjustment as a result of the adoption of ASU 2018-7.

Excise tax

For the six months ended June 30, 2019 and June 30, 2018, excise tax decreased due to a true up based on estimated 2018 undistributed taxable income taken in the current period coupled with a decrease in our current estimated undistributed taxable income.

Servicing fees

For the six months ended June 30, 2019 and June 30, 2018 our servicing fees increased primarily because of purchases of residential mortgage loans in 2018 and 2019.

Property depreciation and amortization

There was no property depreciation and amortization for the six months ended June 30, 2018.

Property operating expenses

There were no property operating and maintenance expenses for the six months ended June 30, 2018.

Equity in earnings/(loss) from affiliates

The decrease from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily pertains to our share of the unrealized losses on one of our investments held within an affiliated entity.

Book value per share

As of June 30, 2019, December 31, 2018 and June 30, 2018, our book value per common share was $17.42, $17.21 and $18.98 respectively.

Undepreciated book value per share is a non-GAAP book value metric which adds accumulated depreciation and amortization back to book value to present an adjusted book value that incorporates our single-family rental property portfolio at its undepreciated basis. This metric allows management to consider the investment portfolio exclusive of non-cash adjustments and facilitates the comparison of our financial performance to peer REITs. A reconciliation of book value per share to undepreciated book value per share as of June 30, 2019, December 31, 2018 and June 30, 2018 is presented below.

	June 30, 2019	December 31, 2018	June 30, 2018
Book value per share	$17.42	$17.21	$18.98
Add back: Accumulated depreciation and amortization per share	0.15	0.09	—
Undepreciated book value per share	$17.57	$17.30	$18.98

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares granted to AG REIT Management, LLC, our external manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of our 8.25% Series A and 8.00% Series B Cumulative Redeemable Preferred Stock as the numerator.

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

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of June 30, 2019 and June 30, 2018 and a reconciliation to our GAAP investment portfolio:

June 30, 2019
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield*	4.86%	5.92%	5.01%
Cost of Funds	2.88%	4.62%	2.98%
Net Interest Margin	1.98%	1.30%	2.03%
Leverage Ratio	4.1x	***	4.4x
June 30, 2018
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio**
Yield	4.87%	8.46%	5.08%
Cost of Funds	2.30%	4.65%	2.37%
Net Interest Margin	2.57%	3.81%	2.71%
Leverage Ratio	4.0x	***	4.4x
*Yield of 3.49% on SFR portfolio is based on annualized quarterly net operating income divided by carrying value, gross of accumulated depreciation and amortization.
**Excludes any net TBA position.
***Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) unrealized gains/(losses) on real estate securities, loans, derivatives and other investments and realized gains/(losses) on the sale or termination of such instruments, (ii) beginning with Q2 2018, as a policy change, any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) beginning with Q3 2018, concurrent with a change in our business, any depreciation or amortization expense related to our SFR portfolio, (iv) beginning with Q3 2018, as a policy change, accrued deal related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), and (v) beginning with Q4 2018 and applied retrospectively, as a policy change, realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights as well as realized and unrealized changes in the fair value of derivatives that are intended to offset changes in the fair value of those net mortgage servicing rights. Items (i) through (v) above include any amounts related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at acquisition or disposition and does not view them as being part of its core operations. Management views the exclusion described in (v) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financials, provides supplemental information useful for investors as it enables them to evaluate our current core performance using the same measure that management uses to operate the business. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three and six months ended June 30, 2019 and June 30, 2018 is set forth below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income/(loss) available to common stockholders	$15,311	$4,801	$41,099	$9,681
Add (Deduct):
Net realized (gain)/loss	27,579	11,060	48,189	22,899
Unrealized (gain)/loss on real estate securities and loans, net	(43,165)	578	(89,918)	36,733
Unrealized (gain)/loss on derivative and other instruments, net	10,839	(4,781)	20,925	(41,871)
Property depreciation and amortization	1,180	—	2,627	—
Transaction related expenses and deal related performance fees (a)(b)	484	314	942	314
Equity in (earnings)/loss from affiliates	(2,050)	(323)	(1,279)	(3,063)
Net interest income and expenses from equity method investments (c)	1,352	2,326	2,356	4,024
Dollar roll income	363	656	720	1,144
Other income	(114)	—	(261)	—
Core Earnings (d)	$11,779	$14,631	$25,400	$29,861

Core Earnings, per Diluted Share (d)	$0.36	$0.52	$0.80	$1.06

(a)
For the three months ended March 31, 2018, the above chart was not adjusted for transaction related expenses of $0.1 million, as they did not have a material impact on Core Earnings for the period. Our policy with respect to transaction related expenses was modified in Q2 2018.

(b)
For the three and six months ended June 30, 2018, the above chart was not adjusted for deal related performance fees as they did not have a material impact on Core Earnings for the period. Our policy with respect to deal related performance fees was modified in Q3 2018.

(c)
For the three months ended June 30, 2019 and June 30, 2018, $(4.8) million or $(0.15) per diluted share and $0.8 million or $0.03 per diluted share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core earnings per diluted share as a result of our modification to the definition and calculation of Core Earnings in Q4 2018. For the six months ended June 30, 2019 and June 30, 2018, $(7.6) million or $(0.24) per diluted share and $2.1 million or $0.08 per diluted share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core earnings per diluted share.

(d)
The three months ended June 30, 2019 and June 30, 2018 include cumulative retrospective adjustments of $(1.3) million or $(0.04) per diluted share and $(0.1) million or de minimis per diluted share, respectively, on the premium amortization for investments accounted for under ASC 320-10.

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

The following table presents a detailed break-down of our investment portfolio as of June 30, 2019 and December 31, 2018 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Amortized Cost		Carrying Value (a)		Percent of Investment Portfolio Carrying Value		Leverage Ratio (b)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Securities and Loans Segment
Agency RMBS	$2,211,625	$2,019,617	$2,270,497	$2,015,586	57.5%	56.6%	7.5x	7.0x
Residential Investments	1,047,572	969,484	1,119,701	1,019,116	28.3%	28.6%	3.1x	3.4x
Commercial Investments	379,504	348,720	404,649	365,052	10.2%	10.3%	2.1x	2.4x
ABS	20,696	21,946	20,571	21,160	0.5%	0.6%	0.9x	1.0x
Total Securities and Loans Segment	3,659,397	3,359,767	3,815,418	3,420,914	96.5%	96.1%	4.5x	4.7x

Single-Family Rental Properties Segment
Single-Family Rental Properties	136,374	138,678	136,374	138,678	3.5%	3.9%	2.8x	2.7x
Total: Investment Portfolio	$3,795,771	$3,498,445	$3,951,792	$3,559,592	100.0%	100.0%	4.4x	4.6x
Investments in Debt and Equity of Affiliates (c)	$237,885	$212,349	$245,295	$213,419	N/A	N/A	(d)	(d)
TBAs	$125,891	$—	$126,064	$—	N/A	N/A	(d)	(d)
Total: GAAP Investment Portfolio	$3,431,995	$3,286,096	$3,580,433	$3,346,173	N/A	N/A	4.1x	4.3x

(a)	Carrying value represents fair value, except in the case of Single-family rental properties, where it represents cost less accumulated depreciation and amortization.

(b)
The leverage ratio on Agency RMBS includes any net receivables on TBA.  The leverage ratio by type of investment is calculated by dividing the investment type's total financing by its allocated equity (described in the chart below).

(c)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

(d)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

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

The following table presents a summary of the allocated equity of our investment portfolio as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Allocated Equity		Percent of Equity
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Securities and Loans Segment
Agency RMBS	$263,743	$257,454	36.1%	39.2%
Residential Investments	287,194	241,284	39.3%	36.8%
Commercial Investments	133,018	109,159	18.2%	16.6%
ABS	11,121	10,293	1.5%	1.6%
Total Securities and Loans Segment	695,076	618,190	95.1%	94.2%

Single-Family Rental Properties Segment
Single-Family Rental Properties	35,788	37,821	4.9%	5.8%
Total	$730,864	$656,011	100.0%	100.0%

Securities and Loans Segment

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loan Segment as of June 30, 2019 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$1,880,323	$1,932,364	$58,502	$1,990,866	4.11%	3.47%	5.59
Fixed Rate CMO	40,022	40,248	525	40,773	3.00%	2.78%	2.76
Inverse Interest Only	257,679	42,342	1,199	43,541	3.76%	6.08%	5.03
Interest Only	344,558	48,068	(160)	47,908	3.55%	1.08%	4.18
Excess MSR (5)	3,485,499	22,712	(1,367)	21,345	N/A	7.33%	5.72
Fixed Rate 30 Year TBA (6)	125,000	125,891	173	126,064	3.00%	N/A	N/A
Total Agency RMBS	6,133,081	2,211,625	58,872	2,270,497	3.93%	3.50%	5.54

Credit Investments:
Residential Investments
Prime (7)	323,746	233,118	32,592	265,710	4.92%	7.50%	11.44
Alt-A/Subprime (7)	203,450	123,240	14,585	137,825	4.80%	6.66%	7.21
Credit Risk Transfer	248,344	248,745	8,538	257,283	5.85%	6.00%	6.32
Interest Only and Excess MSR (8)	309,525	2,882	(866)	2,016	0.67%	15.88%	5.25
Re/Non-Performing Loans	345,582	275,751	16,492	292,243	5.18%	8.13%	6.74
New Origination Loans	504,690	163,836	788	164,624	2.99%	5.02%	1.56
Total Residential Investments	1,935,337	1,047,572	72,129	1,119,701	4.28%	6.87%	5.93
Commercial Investments
CMBS	149,322	143,612	1,771	145,383	5.79%	6.12%	2.62
Freddie Mac K-Series	201,740	74,132	19,276	93,408	5.92%	12.29%	9.07
Interest Only (9)	3,493,209	43,969	3,884	47,853	0.23%	6.99%	3.20
Commercial Real Estate Loans (10)	118,005	117,791	214	118,005	7.53%	7.87%	0.79
Total Commercial Investments	3,962,276	379,504	25,145	404,649	0.70%	8.16%	3.40
ABS	20,790	20,696	(125)	20,571	9.58%	10.20%	4.79
Total Credit Investments	5,918,403	1,447,772	97,149	1,544,921	1.74%	7.25%	4.23
Total: Securities and Loans Segment	$12,051,484	$3,659,397	$156,021	$3,815,418	2.47%	5.07%	4.89
Investments in Debt and Equity of Affiliates	$897,744	$237,885	$7,410	$245,295	2.48%	5.92%	3.47
TBAs	$125,000	$125,891	$173	$126,064	3.00%	N/A	N/A
Total: GAAP Securities and Loans Segment	$11,028,740	$3,295,621	$148,438	$3,444,059	2.46%	4.91%	4.98

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

(8)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(9)	Includes Freddie Mac K-Series interest-only bonds.

(10)	Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loan Segment as of December 31, 2018 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$1,832,745	$(2,630)	$1,830,115	4.08%	3.66%	8.82
Fixed Rate CMO	44,418	44,745	(388)	44,357	3.00%	2.79%	3.95
Inverse Interest Only	310,065	52,952	(594)	52,358	3.68%	9.84%	6.83
Interest Only	370,679	62,132	(682)	61,450	3.55%	6.67%	5.20
Excess MSR (5)	3,723,025	27,043	263	27,306	N/A	10.45%	6.76
Total Agency RMBS	6,230,182	2,019,617	(4,031)	2,015,586	3.94%	3.98%	7.24

Credit Investments:
Residential Investments
Prime (6)	388,021	287,754	28,637	316,391	4.83%	7.19%	10.95
Alt-A/Subprime (6)	209,887	126,206	11,789	137,995	4.76%	6.81%	7.28
Credit Risk Transfer	144,215	144,409	5,259	149,668	6.13%	6.26%	5.97
Interest Only and Excess MSR (7)	337,908	3,373	(65)	3,308	0.63%	22.02%	5.51
Re/Non-Performing Loans	369,803	294,803	3,624	298,427	4.86%	7.71%	5.73
New Origination Loans	109,960	112,939	388	113,327	6.14%	5.06%	2.89
Total Residential Investments	1,559,794	969,484	49,632	1,019,116	4.58%	6.97%	7.01
Commercial Investments
CMBS	172,095	131,159	(1,330)	129,829	6.14%	6.74%	3.64
Freddie Mac K-Series	202,176	70,590	14,694	85,284	5.89%	12.24%	9.56
Interest Only (8)	3,534,050	48,398	2,967	51,365	0.23%	6.87%	3.43
Commercial Real Estate Loans (9)	98,574	98,573	1	98,574	7.45%	7.65%	0.92
Total Commercial Investments	4,006,895	348,720	16,332	365,052	0.65%	8.29%	3.69
ABS	22,125	21,946	(786)	21,160	9.49%	10.22%	5.38
Total Credit Investments	5,588,814	1,340,150	65,178	1,405,328	1.66%	7.36%	4.62
Total: Securities and Loans Segment	$11,818,996	$3,359,767	$61,147	$3,420,914	2.41%	5.37%	6.00
Investments in Debt and Equity of Affiliates	$544,914	$212,349	$1,070	$213,419	3.29%	6.49%	5.10
Total: GAAP Securities and Loans Segment	$11,274,082	$3,147,418	$60,077	$3,207,495	2.38%	5.29%	6.04

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

(7)	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(8)	Includes Freddie Mac K-Series interest-only bonds.

(9)	Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, as of the periods presented:

	Fair Value		CPR (1)(2)
Agency RMBS	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
30 Year Fixed Rate	$1,990,866	$1,830,115	6.9%	4.0%
Fixed Rate CMO	40,773	44,357	10.3%	5.2%
ARM (3)	—	—	—%	11.4%
Inverse Interest Only	43,541	52,358	11.4%	6.8%
Interest Only	47,908	61,450	10.1%	8.6%
Total/Weighted Average	$2,123,088	$1,988,280	7.1%	4.4%

(1)	Represents the weighted average monthly CPRs published during the quarters ended of June 30, 2019 and December 31, 2018 for our in-place portfolio as of the same period.

(2)	Source: Bloomberg

(3)	We held ARMs during the fourth quarter of 2018, but sold them prior to December 31, 2018.

The following table presents a break out of the fair value of our credit portfolio into securities and loans, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	June 30, 2019	December 31, 2018
Non-Agency RMBS (1)	$771,345	$716,197
CMBS (2)	286,644	266,478
ABS	20,571	21,160
Total Credit securities	1,078,560	1,003,835

Residential loans (3)	348,356	302,919
Commercial real estate loans	118,005	98,574
Total loans	466,361	401,493

Total Credit investments	$1,544,921	$1,405,328
Less: Investments in Debt and Equity of Affiliates	$244,661	$212,555
Total GAAP Credit Portfolio	$1,300,260	$1,192,773

(1)	Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, Interest-Only and Excess MSR, and Re/Non-Performing Loans and New Origination Loans that are held in securitized form.

(2)	Includes CMBS, Freddie Mac K-Series, and Interest-Only investments.

(3)	Includes Re/Non-Performing Loans and New Origination Loans that are not held in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of June 30, 2019 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$307,939	$222,230	$29,618	$251,848	5.11%	7.08%	12.03
2010	1,212	1,059	54	1,113	2.59%	5.80%	2.91
2011	5,383	4,733	101	4,834	4.40%	6.37%	4.97
2012	4,472	3,752	535	4,287	4.27%	6.41%	3.54
2013	70,266	11,858	1,581	13,439	2.09%	7.81%	2.64
2014	983,757	37,228	5,154	42,382	0.30%	10.32%	0.79
2015	1,108,702	108,129	18,887	127,016	0.71%	9.06%	4.03
2016	1,252,283	102,023	14,418	116,441	0.75%	8.52%	4.72
2017	826,565	207,434	10,220	217,654	1.58%	7.51%	5.52
2018	251,519	79,839	2,389	82,228	1.93%	6.53%	6.58
2019	578,705	212,261	5,057	217,318	2.92%	6.75%	2.45
Total: Credit Securities	$5,390,803	$990,546	$88,014	$1,078,560	1.31%	7.58%	4.22
Investments in Debt and Equity of Affiliates	$603,783	$90,043	$6,414	$96,457	1.12%	8.44%	3.19
Total: GAAP Basis	$4,787,020	$900,503	$81,600	$982,103	1.33%	7.49%	4.35

(1)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2018 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$409,237	$279,978	$26,811	$306,789	4.98%	7.01%	10.79
2010	1,415	1,237	18	1,255	2.51%	6.14%	2.94
2011	6,144	5,405	5	5,410	4.31%	6.03%	5.00
2012	4,966	4,147	545	4,692	4.22%	6.30%	3.59
2013	71,948	13,662	1,569	15,231	2.04%	7.57%	2.89
2014	991,192	33,899	3,956	37,855	0.28%	10.42%	1.01
2015	1,140,335	112,805	16,128	128,933	0.74%	9.19%	4.36
2016	1,292,975	111,709	12,800	124,509	0.78%	8.11%	4.96
2017	833,086	211,172	3,817	214,989	1.64%	7.58%	5.46
2018	366,221	166,254	(2,082)	164,172	2.49%	7.35%	5.51
Total: Credit Portfolio	$5,117,519	$940,268	$63,567	$1,003,835	1.28%	7.73%	4.62
Investments in Debt and Equity of Affiliates	$271,780	$95,474	$466	$95,940	1.60%	8.26%	5.19
Total: GAAP Basis	$4,845,739	$844,794	$63,101	$907,895	1.26%	7.67%	4.59

(1)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of June 30, 2019 and December 31, 2018 (in thousands):

Credit Rating - Credit Securities (1)	June 30, 2019 (2)	December 31, 2018 (2)
AAA	$22,506	$15,240
A	12,730	24,824
BBB	25,449	27,510
BB	93,379	71,678
B	166,244	146,753
Below B	113,292	144,962
Not Rated	644,960	572,868
Total: Credit Securities	$1,078,560	$1,003,835
Investments in Debt and Equity of Affiliates	$96,457	$95,940
Total: GAAP Basis	$982,103	$907,895

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

(2)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios ($ in thousands):

June 30, 2019
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value (2)	Percentage (2)
California	$156,505	21.9%	California	$34,530	12.0%
Florida	49,460	6.9%	Texas	31,236	10.9%
New York	41,216	5.8%	New York	23,883	8.3%
Colorado	34,610	4.9%	Florida	20,881	7.3%
Texas	30,638	4.3%	New Jersey	18,012	6.3%
Other	458,916	56.2%	Other	158,102	55.2%
Total	$771,345	100.0%	Total	$286,644	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)	Non-Agency RMBS fair value includes $57.8 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

December 31, 2018
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$149,417	23.4%	Texas	$29,064	10.9%
Florida	42,175	6.6%	California	26,174	9.8%
New York	40,667	6.4%	Florida	23,254	8.7%
Colorado	28,180	4.4%	New York	21,446	8.0%
Georgia	26,551	4.2%	New Jersey	20,756	7.8%
Other	429,207	55.0%	Other	145,784	54.8%
Total	$716,197	100.0%	Total	$266,478	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)	Fair value includes $78.8 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

See Note 4 to the Consolidated Financial Statements (unaudited) for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

June 30, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$265,710	10.4%	132.9	9.4%
Alt-A/Subprime	137,825	11.8%	157.6	15.7%
Credit Risk Transfer	257,283	0.2%	20.9	1.5%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$145,383	—%	31.4	14.8%
Freddie Mac K Series	93,408	0.7%	44.4	0.5%

December 31, 2018
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$316,391	10.4%	133.2	11.9%
Alt-A/Subprime	137,995	14.6%	152.1	16.5%
Credit Risk Transfer	149,668	0.3%	24.0	1.2%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$129,829	1.1%	29.6	13.6%
Freddie Mac K Series	85,284	0.7%	39.7	0.6%

*Sources: Intex, Trepp

Single-Family Rental Properties Segment

The following table presents information by state on our SFR portfolio as of June 30, 2019.

State	Number of Properties (a)	Average Occupancy	Average Monthly Rent (b)	Average Monthly Rent PSF (b)	Percent of Rental Income (c)
South Carolina	435	93.3%	$1,089	$0.76	38.3%
Alabama	296	93.2%	1,006	0.66	24.0%
Georgia	209	88.0%	915	0.62	14.6%
North Carolina	120	92.5%	981	0.71	9.4%
Ohio	70	91.4%	1,089	0.79	6.0%
Indiana	49	89.8%	1,084	0.70	4.1%
Tennessee	43	93.0%	1,042	0.72	3.6%
Total	1,222	92.1%	$1,028	$0.71	100.0%

(a)	Represents stabilized properties that have the ability to generate income as of June 30, 2019.

(b)	Represents average monthly straight-line rents for occupied residences as of June 30, 2019.

(c)	Represents the percentage of total straight-line rents for occupied residences in each state as of June 30, 2019.

The following table presents summarized information on our SFR portfolio as of December 31, 2018.

	Number of Properties (a)	Average Occupancy	Average Monthly Rent (b)	Average Monthly Rent PSF (b)	Percent of Rental Income (c)
Total	1,225	87.9%	$1,020	$0.71	100.0%

(a)	Represents stabilized properties that have the ability to generate income as of December 31, 2018.

(b)	Represents average straight-line rents for occupied residences as of December 31, 2018.

(c)	Represents the percentage of total straight-line rents for occupied residences in each state as of December 31, 2018.

Financing activities

We use leverage to purchase real estate, real estate securities, and loans in our investment portfolio. In 2019 and 2018, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the three and six months ended June 30, 2019, but we continue to monitor the regulatory environment, which may influence the timing and amount of our financing activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 33 and 31 counterparties at June 30, 2019 and December 31, 2018, respectively.

The vast majority of our financing arrangements are repurchase agreements. Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of June 30, 2019 and December 31, 2018, we have met all margin call requirements.

For the six months ended June 30, 2019, we noted no material changes in the spread of our financing arrangements. The Fed elected not to raise the federal funds rate at its March or June meetings. As a result, our cost of financing remained relatively unchanged, slightly decreasing from 3.19% at December 31, 2018 to 3.16% at June 30, 2019.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for our (i) financing arrangements on our investment portfolio, U.S Treasury securities, and FHLBC Advances ("Non-GAAP Basis" below), and (ii) financing arrangements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP ("GAAP Basis" below) (in thousands). Refer to the "Hedging Activities" section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2019
Non-GAAP Basis	$3,176,519	$3,268,591	$3,365,461
Less: Investments in Debt and Equity of Affiliates	183,286	216,024	238,045
GAAP Basis	$2,993,233	$3,052,567	$3,127,416
March 31, 2019
Non-GAAP Basis	$3,392,457	$3,171,994	$3,392,456
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,214,909	$2,997,322	$3,212,932
December 31, 2018
Non-GAAP Basis	$2,962,244	$2,953,741	$2,968,859
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,822,505	$2,827,890	$2,829,120
September 30, 2018
Non-GAAP Basis	$3,015,530	$2,896,931	$3,015,530
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,913,381	$2,804,098	$2,913,381
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116

GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594
December 31, 2016
Non-GAAP Basis	$1,910,509	$1,972,785	$2,009,130
Less: Investments in Debt and Equity of Affiliates	9,999	10,525	11,019
GAAP Basis	$1,900,510	$1,962,260	$1,998,111
September 30, 2016
Non-GAAP Basis	$2,237,849	$2,242,396	$2,275,368
Less: Investments in Debt and Equity of Affiliates	11,485	12,147	12,843
GAAP Basis	$2,226,364	$2,230,249	$2,262,525
June 30, 2016
Non-GAAP Basis	$2,263,591	$2,305,133	$2,368,335
Less: Investments in Debt and Equity of Affiliates	13,595	14,628	15,535
GAAP Basis	$2,249,996	$2,290,505	$2,352,800

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

Financing arrangements on our investment portfolio

As of June 30, 2019 and December 31, 2018, we have entered into financing arrangements on our investment portfolio with 45 and 44 counterparties under which we had outstanding debt with 33 and 31 counterparties, respectively, inclusive of financing arrangements in affiliated entities. See Note 8 to the "Notes to Consolidated Financial Statements (unaudited)" for a description of our material financing arrangements.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of financing arrangements on our investment portfolio as of June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019	December 31, 2018
Repurchase agreements	$2,825,781	$2,650,898
Term loan, net	101,983	102,017
Revolving facilities	248,755	209,329
Total: Non-GAAP Basis	$3,176,519	$2,962,244
Investments in Debt and Equity of Affiliates	$183,286	$139,739
Total: GAAP Basis	$2,993,233	$2,822,505

The following table presents a summary of financing arrangements on our Investment Portfolio, by segment, as of June 30, 2019 ($ in thousands):

	Securities and Loans Segment				Single-Family Rental Properties Segment		Total
	Agency		Credit		SFR
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$118,272	2.69%	$—	—	$—	—	$118,272	2.69%
30 days or less	999,243	2.68%	571,031	3.48%	—	—%	1,570,274	2.97%
31-60 days	428,101	2.60%	134,079	3.82%	—	—%	562,180	2.89%
61-90 days	147,241	2.61%	74,872	3.89%	—	—%	222,113	3.04%
91-180 days	248,955	2.62%	—	—%	—	—%	248,955	2.62%
Greater than 180 days	—	—%	352,742	4.54%	101,983	4.80%	454,725	4.60%
Total: Non-GAAP Basis	$1,941,812	2.65%	$1,132,724	3.88%	$101,983	4.80%	$3,176,519	3.16%
Investments in Debt and Equity of Affiliates	$—	—	$183,286	4.62%	$—	—%	$183,286	4.62%
Total: GAAP Basis	$1,941,812	2.65%	$949,438	3.73%	$101,983	4.80%	$2,993,233	3.07%

(1)
As of June 30, 2019, our weighted average days to maturity is 133 days and our weighted average original days to maturity is 212 days on a GAAP Basis. As of June 30, 2019, our weighted average days to maturity is 138 days and our weighted average original days to maturity is 236 days on a Non-GAAP Basis.

The following table presents a summary of financing arrangements on our Investment Portfolio, by segment, as of December 31, 2018 ($ in thousands):

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

Repurchase agreements

The following table presents, as of June 30, 2019, a summary of repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$118,272	2.69%	2.69%	1	3.2%
30 days or less	1,543,943	2.95%	2.95%	10	10.4%
31-60 days	559,764	2.89%	2.89%	47	10.4%
61-90 days	222,113	3.04%	3.04%	70	11.2%
91-180 days	248,955	2.62%	2.62%	136	5.7%
Greater than 180 days	25,978	4.62%	4.62%	376	23.8%
Total: Non-GAAP Basis	$2,719,025	2.92%	2.92%	37	9.9%
Investments in Debt and Equity of Affiliates	$56,774	4.55%	4.55%	173	28.5%
Total: GAAP Basis	$2,662,251	2.88%	2.88%	35	9.5%

The following table presents, as of December 31, 2018, a summary of repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

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

The increase in the balance of our repurchase agreements from December 31, 2018 to June 30, 2019 is due primarily to financing added on agency securities purchased during the period.

The following table presents, as of June 30, 2019, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$4,535	3.63%	3.63%	17	22.3%
Greater than 180 days	100,138	4.21%	4.31%	547	17.9%
Total: GAAP Basis	$104,673	4.19%	4.28%	525	18.1%

The following table presents, as of December 31, 2018, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$83,762	4.27%	4.37%	728	15.6%

The increase in repurchase agreements on our Re/Non-performing loans is as a result of financing added on loans purchased in the first and second quarters of 2019.

The following table presents, as of June 30, 2019, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$2,083	5.17%	7.04%	1,281	35.6%

There were no repurchase agreements on commercial real estate loans as of December 31, 2018.

Financing facilities

The following table presents information regarding our term loan and revolving facilities as of June 30, 2019 and December 31, 2018 ($ in thousands). It also reconciles these items to GAAP.

			June 30, 2019				December 31, 2018
Facility	Investment	Maturity Date	Rate	Funding Cost (2)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (2)	Balance
Term loan facility, net (1)	Single-family rental properties	October 10, 2023	4.63%	4.80%	$101,983	$102,866	4.63%	4.80%	$102,017

Revolving facility A (4)(5)	Commercial loans	July 1, 2019	4.55%	4.55%	$21,796	$21,796	4.66%	4.66%	$21,796
Revolving facility B (3)(4)	Re/Non-performing loans	June 15, 2020	4.41%	4.41%	52,603	110,000	4.53%	4.54%	63,328
Revolving facility C (3)(4)	Commercial loans	August 10, 2023	4.55%	4.78%	47,844	100,000	4.53%	4.80%	39,491
Revolving facility D (3)(4)	New origination loans	February 18, 2020	4.35%	4.64%	124,096	200,655	5.00%	6.37%	81,671
Revolving facility E (4)	Re/Non-performing loans	August 25, 2019	4.78%	4.78%	2,416	2,416	4.88%	4.88%	3,043
Total revolving facilities					$248,755	$434,867			$209,329

Total: Non-GAAP Basis					$350,738	$537,733			$311,346
Investments in Debt and Equity of Affiliates					$126,512	$203,071			$84,714
Total: GAAP Basis					$224,226	$334,662			$226,632

(1)
As of June 30, 2019 and December 31, 2018, the total borrowings under the term loan was $102.9 million and $103.0 million, respectively, which is shown net of deferred financing costs of $0.9 million and $1.0 million, respectively.

(2)	Funding costs represent the stated rate inclusive of any deferred financing costs.

(3)	Increasing our borrowing capacity under this facility requires consent of the lender.

(4)	Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(5)	This facility was paid off subsequent to quarter end.

The increase in our Revolving facility C balance from December 31, 2018 to June 30, 2019 is due primarily to the financing obtained to purchase certain commercial real estate loans during the period. The increase in our Revolving facility D balance from December 31, 2018 to June 30, 2019 is due primarily to the financing obtained by MATT since December 31, 2018 in order to acquire New Origination Loans.

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

The following table details certain information on the Consolidated VIE as of June 30, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$8,606	$8,630	4.19%	4.38%	2.11
Retained tranche	8,235	6,826	4.64%	19.15%	7.96
Total resecuritized asset	$16,841	$15,456	4.41%	10.90%	4.97

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of June 30, 2019, the fair market value of the consolidated tranche is included on our consolidated balance sheets as "Non-Agency RMBS." As of June 30, 2019, we have recorded secured financing of $8.6 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item.

The following table details certain information on the Consolidated VIE as of December 31, 2018 ($ in thousands):

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

Leverage

We define GAAP leverage as the sum of (i) our GAAP financing arrangements, (ii) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (iii) the consolidated tranche issued by the Consolidated VIE. We define non-GAAP "at-risk" leverage as the sum of: (i) our GAAP leverage, (ii) financing arrangements held through affiliated entities but exclusive of any financing utilized through AG Arc and any adjustment related to unsettled trades as described in (ii) above and (iii) our net TBA position (at cost). Our calculations of each type of leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. The calculations in the tables below divide our leverage calculations by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our non-GAAP "at-risk" leverage ratio back to GAAP ($ in thousands).

June 30, 2019	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,025,807	$730,864	4.1x
Financing arrangements through affiliated entities	183,286
Net TBA receivable/(payable) adjustment	23,382
Non-GAAP "At Risk" Leverage	$3,232,475	$730,864	4.4x

December 31, 2018	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$2,833,363	$656,011	4.3x
Financing arrangements through affiliated entities	155,888
Non-GAAP "At Risk" Leverage	$2,989,251	$656,011	4.6x

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

The following table presents the fair value of our derivative and other instruments and their balance sheet location at June 30, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	GAAP Designation	Balance Sheet Location	June 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$81	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(353)	(317)
Payer Swaptions	Non-Hedge	Other assets	74	323
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of June 30, 2019, we applied a reduction in fair value of $1,203 and $0.2 million to our U.S. Treasury Futures assets and Eurodollar Futures liabilities, respectively, related to variation margin. As of December 31, 2018, we applied a fair value reduction of $0.1 million and $1.0 million to our U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of June 30, 2019, we applied a reduction in fair value of $0.4 million and $8.3 million to our interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, we applied a reduction in fair value of $26.0 million and $18.1 million to our interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item on our consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	June 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements	$1,302,500	$1,963,500
Payer Swaptions	445,000	260,000
Long positions on U.S. Treasury Futures (1)	—	30,000
Short positions on U.S. Treasury Futures (1)	700	—
Short positions on Eurodollar Futures (2)	1,000,000	500,000
Short positions on U.S. Treasuries	—	11,250

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest rate swaps, at fair value	$(9,102)	$5,610	$(19,764)	$41,862
Eurodollar Futures	(266)	—	768	—
Swaptions, at fair value	(256)	(384)	(774)	(32)
U.S. Treasury Futures	1	385	(144)	(109)
U.S. Treasuries	—	—	82	(94)
	(9,623)	5,611	$(19,832)	$41,627
Included within Net realized gain/(loss)
Interest rate swaps, at fair value	(23,538)	5,862	(41,080)	5,862
Eurodollar Futures	11	—	(1,229)	—
Swaptions, at fair value	(227)	—	(861)	51
U.S. Treasury Futures	302	67	371	740
U.S. Treasuries	(176)	—	(249)	131
	(23,628)	5,929	(43,048)	6,784
Total income/(loss)	$(33,251)	$11,540	(62,880)	48,411

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	June 30, 2019	December 31, 2018
Interest rate swaps	3.64	5.57
Swaptions	0.53	0.60
Short positions on Eurodollar Futures	0.96	1.95
Short positions on U.S. Treasury Futures	0.22	—
Long positions on U.S. Treasury Futures	—	0.22
Short positions on U.S. Treasuries	—	2.88

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

As of June 30, 2019, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of June 30, 2019 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.57%	0.70
2022	778,750	1.92%	2.45%	2.98
2023	5,750	3.19%	2.57%	4.35
2024	345,000	1.96%	2.05%	4.97
2026	20,000	1.90%	2.53%	7.37
2027	10,000	2.20%	2.33%	8.00
2029	38,000	1.94%	2.31%	9.99
Total/Wtd Avg	$1,302,500	1.91%	2.35%	3.64

As of December 31, 2018, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2018 ($ in thousands):

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of June 30, 2019, we had estimated undistributed taxable income of approximately $1.28 per share.

The following tables detail our common stock dividends during the six months ended June 30, 2019 and June 30, 2018:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
Total			$1.00

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500
Total			$0.975

The following tables detail our preferred stock dividends during the six months ended June 30, 2019 and June 30, 2018:

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563
8.25% Series A	5/17/2019	5/31/2019	6/17/2019	0.51563
Total				$1.03126

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50
8.00% Series B	5/17/2019	5/31/2019	6/17/2019	0.50
Total				$1.00

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
Total				$1.03126

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
Total				$1.00

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of June 30, 2019 consisted of borrowings under financing arrangements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At June 30, 2019, we had $120.3 million available to support our liquidity needs, comprised of $60.1 million of cash and $60.2 million of Agency fixed rate securities and

CMOs that have not been pledged as collateral under any of our financing arrangements. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

As of June 30, 2019, we had financing arrangements with 45 counterparties, allowing us to utilize leverage in our operations. As of June 30, 2019, we had debt outstanding of $3.2 billion from 33 counterparties, inclusive of financing arrangements through affiliated entities. The borrowings under financing arrangements have maturities between July 1, 2019 and October 10, 2023. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing arrangements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at June 30, 2019 and December 31, 2018.

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

The following table presents information at June 30, 2019 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk with a reconciliation back to GAAP ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Barclays Capital Inc	$70,888	222	10%

Credit Suisse Securities, LLC - Non-GAAP	$39,017	456	5%
Non-GAAP Adjustments (a)	(29,008)	(260)	(4)%
Credit Suisse Securities, LLC - GAAP	$10,009	196	1%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

The following table presents information at December 31, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

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

Cash Flows

As of June 30, 2019, our cash, cash equivalents, and restricted cash totaled $93.0 million representing a net increase from $84.4 million at December 31, 2018. Cash provided by operations of $21.8 million was attributable to net interest income less operating expenses. Cash used in investing activities of $(210.9) million was attributable to purchases of investments less sales and principal repayments of investments. Cash provided by financing activities of $197.7 million was primarily attributable to borrowings under financing arrangements and proceeds from issuance of common stock offset by repayments of financing arrangements and dividend payments.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the three and six months ended June 30, 2019, we sold 503,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the three and six months ended June 30, 2018, we did not sell any common stock under the Equity Distribution Agreements.

Common offering

On February 14, 2019, we completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to us from the offering were approximately $57.4 million, after deducting estimated offering expenses.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and six months ended June 30, 2019, we incurred management fees of approximately $2.4 million and $4.7 million, respectively. For the three and six months ended June 30, 2018, we incurred management fees of approximately $2.4 million and $4.8 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $3.9 million and $7.7 million of Other operating expenses for the three and six months ended June 30, 2019 and June 30, 2018, respectively, we have accrued $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses. Of the $3.5 million and $6.7 million of Other operating expenses for the three and six months ended June 30, 2018, respectively, we have accrued $1.7 million and $3.5 million, respectively, representing a reimbursement of expenses.The Manager did not waive its right to receive any expense reimbursements for the three and six months ended June 30, 2019. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of June 30, 2019, 30,781 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of June 30, 2019, we have granted an aggregate of 86,469 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of June 30, 2019, all the shares of restricted common stock granted to our Manager and independent directors have vested and 79,993 restricted stock units granted to our Manager have vested. The 40,007 restricted stock units that have not vested as of June 30, 2019 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock if and when the units vest. Annual vesting of approximately 20,000 units will occur on each of July 1, 2019 and July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments - commercial real estate loans

See our "Off-balance sheet arrangements" section below and Note 14 of the Notes to Consolidated Financial Statements for a summary of our commitments on our commercial real estate loans as of June 30, 2019.

Unfunded commitments - Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QM loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QM loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT is expected to make an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds agreed to provide up to $75.0 million of capital to MATH. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 with an amendment to the MATH LLC Agreement. As of June 30, 2019, our share of MATH’s total capital commitment to MATT was $44.6 million, of which we had funded $42.4 million and our remaining commitment was $2.2 million (net of any return of capital to us).

Unfunded commitments - variable funding note

See our "Off-balance sheet arrangements" section below and Note 14 of the Notes to Consolidated Financial Statements for details on our commitments on the variable funding note as of June 30, 2019.

Unfunded commitments - Re/Non-performing loans

See our "Off-balance sheet arrangements" section below and Note 14 of the Notes to Consolidated Financial Statements for details on our commitments on Re/Non-performing loans as of June 30, 2019.

Other

We have presented a table that details the contractual maturity of our financing arrangements at June 30, 2019 in the "Financing activities" section for this Item 2. As of June 30, 2019 and December 31, 2018, we are obligated to pay accrued interest on our financing arrangements in the amount of $9.9 million and $12.3 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to shorter contractual maturities on certain of our financing arrangements as of June 30, 2019.

Off-balance sheet arrangements

We have entered into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We have also entered into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of June 30, 2019, we had a net long TBA position with a net payable amount of $23.4 million and fair market value of $23.8 million. We recorded $0.6 million of derivative assets and $0.2 million of derivative liabilities, in the "Other assets" and "Other liabilities" line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Assets (1)	Liabilities	Equity	Assets (1)	Liabilities	Equity
Agency Excess MSR	$634	$—	$634	$864	$—	$864
Total Agency	634	—	634	864	—	864

Re/Non-Performing Loans	74,433	(47,761)	26,672	94,135	(57,222)	36,913
New Origination Loans	164,624	(134,964)	29,660	113,327	(81,671)	31,656
Total Residential	239,057	(182,725)	56,332	207,462	(138,893)	68,569

Freddie Mac K-Series	4,587	—	4,587	4,059	—	4,059
CMBS Interest Only	1,017	—	1,017	1,034	—	1,034
Total Commercial	5,604	—	5,604	5,093	—	5,093
Total Credit	244,661	(182,725)	61,936	212,555	(138,893)	73,662
Total Investments excluding AG Arc	245,295	(182,725)	62,570	213,419	(138,893)	74,526

AG Arc, at fair value	18,717	—	18,717	20,360	—	20,360

Cash and Other assets/(liabilities) (2)	20,515	(1,847)	18,668	7,423	(17,417)	(9,994)

Investments in debt and equity of affiliates	$284,527	$(184,572)	$99,955	$241,202	$(156,310)	$84,892

(1)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

(2)	Includes financing arrangements on real estate owned as of June 30, 2019 and December 31, 2018 of $(0.6) million and $(0.8) million, respectively.

The table below details our additional commitments as of June 30, 2019 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 28, 2019	$44,590	$42,361	$2,229
Variable funding note (b)	March 29, 2018	12,444	7,790	4,654
Commercial loan G (c)(d)	July 26, 2018	75,000	32,299	42,701
Commercial loan I (c)	January 23, 2019	20,000	7,384	12,616
Commercial loan J (c)(e)	February 11, 2019	30,000	3,233	26,767
Commercial loan K (c)	February 22, 2019	20,000	6,289	13,711
Residential mortgage loan pool A (f)	May 30, 2019	44,054	—	44,054
Residential mortgage loan pool B (g)	June 24, 2019	190,101	—	190,101
Total		$436,189	$99,356	$336,833

(a)	See "Contractual obligations" section above for detail on our commitment to MATH.

(b)	On March 29, 2018, we, alongside private funds under the management of Angelo Gordon, purchased a variable funding note issued pursuant to an indenture.

(c)	We entered into commitments on commercial loans relating to construction projects. See Note 4 to the Notes to Consolidated Financial Statements (unaudited) for further details.

(d)
Subsequent to quarter end, our total commitment and remaining commitment increased to $84.5 million and approximately $52.2 million, respectively. We expect to receive financing of approximately $33.9 million on our new remaining commitment, which would cause our remaining equity commitment to be approximately $18.3 million subsequent to quarter end. This financing is not committed, and actual financing could vary significantly from our expectations.

(e)
We expect financing of approximately $17.4 million on our remaining commitment which would cause our remaining equity commitment to be approximately $9.4 million. Of the expected financing, $8.7 million is committed by the financing counterparty. Actual financing could vary significantly from our expectations.

(f)
On May 30, 2019, we entered into a commitment to purchase a pool of residential mortgage loans with an unpaid principal balance of $54.1 million. This purchase is subject to due diligence and customary closing conditions. Subsequent to quarter end, the transaction settled with an unpaid principal balance of $45.7 million, a cost of $37.6 million and financing of $28.5 million.

(g)
On June 24, 2019, we entered into a commitment to purchase a pool of residential mortgage loans with an unpaid principal balance of $202.2 million. This purchase is subject to due diligence and customary closing conditions. This transaction is expected to settle in September 2019. We expect to finance this transaction at settlement in the normal course of business. The expected financing is not committed by any counterparty and could vary significantly from our expectations.

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

Red Creek

In connection with our investments in Re/Non-Performing Loans, we may engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. Beginning in November 2015, we engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and a direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. The Asset Manager acknowledges that we will at all times have and retain ownership of all loans and that the Asset Manager will not acquire (i) title to any loan, (ii) any security interest in any loan, or (iii) any other rights or interests of any kind or any nature whatsoever in or to any loan. We pay separate arm’s-length asset management fees, as assessed and confirmed periodically by a third-party valuation firm, for (i) non-performing loans and (ii) re-performing loans. For the three and six months ended June 30, 2019, the fees paid by us to the Asset Manager totaled $141,896 and $266,880, respectively. For the three and six months ended June 30, 2018, the fees paid by us to the Asset Manager totaled $73,790 and $121,431, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of June 30, 2019 and December 31, 2018.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of June 30, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $21.3 million and $27.3 million, respectively.

In connection with our investments in Excess MSRs purchased through Arc Home, we paid an administrative fee to Arc Home. For the three and six months ended June 30, 2019 the administrative fees paid by us to Arc Home totaled $80,467 and $163,371, respectively. For the three and six months ended June 30, 2018 the administrative fees paid by us to Arc Home totaled $57,747 and $77,682, respectively.

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

Other transactions with affiliates

Our Board of Directors has adopted a policy regarding the approval of any "affiliated transaction," which is any transaction or series of transactions in which Angelo Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo Gordon’s management, on the other hand (an "Affiliated Transaction"). In order for us to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by our Chief Risk Officer and the Chief Compliance Officer of Angelo Gordon. The price at which the security or investment is traded is the market price or market bid for such security or investment. Independent third-party valuations are used when market prices or bids are not available or prove to be impracticable to acquire. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

In June 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair market value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches which had a fair market value of $42.9 million as of June 30, 2019. We have a 44.59% interest in the retained subordinate tranches.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 7 to the "Notes to Consolidated Financial Statements (unaudited)." There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements (unaudited)."

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

The following chart details information about our duration gap as of June 30, 2019:

Duration (1)(2)	Years
Agency RMBS	0.77
Residential Loans (3)	0.72
Hedges	(1.16)
Subtotal	0.33

Credit Investments, excluding Residential Loans (3)	0.65
Duration Gap	0.98

(1)	Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items.

(2)	The calculation of duration does not include our SFR portfolio.

(3)
Residential Loans include Re/Non-Performing Loans and New Origination Loans. Residential Loans are presented pro-forma for the purchase of $234.2 million of Re/Non-Performing Loans that we have committed to purchase but that have not yet settled as the hedges related to these purchases have already been added to the portfolio. The duration gap exclusive of these commitments would be 0.67.

The following tables quantify the estimated percent changes in GAAP equity, the fair market value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50 and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of June 30, 2019. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2019, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Market Value as a Percentage of GAAP Equity	Change in Fair Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(4.8)%	(0.9)%	(6.2)%
50	(2.7)%	(0.5)%	(3.9)%
25	(1.1)%	(0.2)%	(1.8)%
(25)	0.7%	0.1%	1.5%
(50)	1.0%	0.2%	3.0%
(75)	1.4%	0.3%	4.8%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)	Interest income includes trades settled as of June 30, 2019.

The below table quantifies the estimated percent changes in GAAP equity, the fair market value of our assets, and projected net interest income should interest rates go up or down instantaneously, including the purchase commitments on Re/Non-Performing Loans mentioned in the footnote 3 of the duration gap chart above as of June 30, 2019.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Market Value as a Percentage of GAAP Equity (3)	Change in Fair Market Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(6.1)%	(1.2)%	(7.3)%
50	(3.6)%	(0.7)%	(4.6)%
25	(1.5)%	(0.3)%	(2.2)%
(25)	1.1%	0.2%	1.9%
(50)	2.0%	0.4%	3.7%
(75)	2.8%	0.5%	5.9%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)
Changes in fair market value as a percentage of GAAP equity and assets, as well as changes in projected net interest income are presented pro-forma for the purchase of $234.2 million of Re/Non-Performing Loans that we have committed to purchase but that have not yet settled.

(4)	Interest income includes trades settled as of June 30, 2019.

The information set forth in the interest rate sensitivity tables above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table. See below for additional risks which may impact the fair market value of our assets, GAAP equity and net income.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, which excludes the impact of the acquisition of the SFR portfolio described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

For the three and six months ended June 30, 2019, SFR revenues represented approximately 7.2% and 7.4% of total revenues, respectively. At June 30, 2019, SFR represented approximately 3.6% of our total assets, respectively.

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

AG MORTGAGE INVESTMENT TRUST, INC.

August 6, 2019	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 6, 2019	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)