Form 10-Q
period 2019-09-30
AG Mortgage Investment Trust, Inc.
filed 2019-11-05
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	MITT	New York Stock Exchange (NYSE)
8.25% Series A Cumulative Redeemable Preferred Stock	MITT PrA	New York Stock Exchange (NYSE)
8.00% Series B Cumulative Redeemable Preferred Stock	MITT PrB	New York Stock Exchange (NYSE)
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	MITT PrC	New York Stock Exchange (NYSE)
As of October 23, 2019, there were 32,742,255 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Real estate securities, at fair value:
Agency - $2,676,375 and $1,934,562 pledged as collateral, respectively	$2,793,950	$1,988,280
Non-Agency - $697,160 and $605,243 pledged as collateral, respectively (1)	717,879	625,350
ABS - $12,292 and $13,346 pledged as collateral, respectively	12,292	21,160
CMBS - $288,645 and $248,355 pledged as collateral, respectively	305,367	261,385
Residential mortgage loans, at fair value - $126,312 and $99,283 pledged as collateral, respectively (2)	379,377	186,096
Commercial loans, at fair value - $3,233 and $- pledged as collateral, respectively	146,518	98,574
Single-family rental properties, net	136,098	138,678
Investments in debt and equity of affiliates	141,249	84,892
Excess mortgage servicing rights, at fair value	18,155	26,650
Cash and cash equivalents	31,468	31,579
Restricted cash	36,373	52,779
Other assets	30,183	33,503
Total Assets	$4,748,909	$3,548,926

Liabilities
Financing arrangements, net	$3,627,002	$2,822,505
Securitized debt, at fair value	229,567	10,858
Dividend payable	14,731	14,372
Other liabilities	43,436	45,180
Total Liabilities	3,914,736	2,892,915
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,183	—
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 32,736 and 28,744 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	327	287
Additional paid-in capital	662,009	595,412
Retained earnings/(deficit)	(100,560)	(100,902)
Total Stockholders’ Equity	834,173	656,011

Total Liabilities & Stockholders’ Equity	$4,748,909	$3,548,926
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)	See Note 3 for details related to variable interest entities.

(2)	See Note 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Interest Income
Interest income	$40,735	$39,703	$123,126	$115,072
Interest expense	23,134	18,692	70,752	50,289
Total Net Interest Income	17,601	21,011	52,374	64,783

Other Income/(Loss)
Rental income	3,309	794	9,868	794
Net realized gain/(loss)	(16,132)	(14,204)	(64,321)	(37,103)
Net interest component of interest rate swaps	2,179	1,816	5,760	1,607
Unrealized gain/(loss) on real estate securities and loans, net	11,726	700	101,644	(36,032)
Unrealized gain/(loss) on derivative and other instruments, net	3,258	6,589	(17,667)	48,460
Foreign currency gain/(loss), net	667	—	667	—
Other income	243	1	1,185	21
Total Other Income/(Loss)	5,250	(4,304)	37,136	(22,253)

Expenses
Management fee to affiliate	2,346	2,384	7,091	7,210
Other operating expenses	6,215	3,503	13,895	10,168
Equity based compensation to affiliate	76	66	275	211
Excise tax	186	375	464	1,125
Servicing fees	416	148	1,203	232
Property depreciation and amortization	1,013	494	3,640	494
Property operating expenses	1,986	320	5,775	320
Total Expenses	12,238	7,290	32,343	19,760

Income/(loss) before equity in earnings/(loss) from affiliates	10,613	9,417	57,167	22,770

Equity in earnings/(loss) from affiliates	(564)	13,960	715	17,023
Net Income/(Loss)	10,049	23,377	57,882	39,793

Dividends on preferred stock (1)	3,720	3,367	10,455	10,102

Net Income/(Loss) Available to Common Stockholders	$6,329	$20,010	$47,427	$29,691

Earnings/(Loss) Per Share of Common Stock
Basic	$0.19	$0.70	$1.48	$1.05
Diluted	$0.19	$0.70	$1.48	$1.05

Weighted Average Number of Shares of Common Stock Outstanding
Basic	32,736	28,422	32,007	28,274
Diluted	32,748	28,438	32,016	28,282

(1) The three and nine months ended September 30, 2019 include cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of September 30, 2019.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended September 30, 2019 and September 30, 2018
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at July 1, 2019	32,709	$327	$49,921	$111,293	$—	$661,833	$(92,510)	$730,864
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Net proceeds from issuance of preferred stock	—	—	—	—	111,183	—	—	111,183
Grant of restricted stock and amortization of equity based compensation	27	—	—	—	—	176	—	176
Common dividends declared	—	—	—	—	—	—	(14,731)	(14,731)
Preferred Series A dividends declared	—	—	—	—	—	—	(1,068)	(1,068)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	10,049	10,049
Balance at September 30, 2019	32,736	$327	$49,921	$111,293	$111,183	$662,009	$(100,560)	$834,173

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at July 1, 2018	28,201	$282	$49,921	$111,293	$585,642	$(50,579)	$696,559
Net proceeds from issuance of common stock	512	5	—	—	9,502	—	9,507
Grant of restricted stock and amortization of equity based compensation	25	—	—	—	166	—	166
Common dividends declared	—	—	—	—	—	(14,369)	(14,369)
Preferred Series A dividends declared	—	—	—	—	—	(1,068)	(1,068)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	23,377	23,377
Balance at September 30, 2018	28,738	$287	$49,921	$111,293	$595,310	$(44,939)	$711,872

For the Nine Months Ended September 30, 2019 and September 30, 2018
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$—	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	—	66,023	—	66,063
Net proceeds from issuance of preferred stock	—	—	—	—	111,183	—	—	111,183
Grant of restricted stock and amortization of equity based compensation	39	—	—	—	—	574	—	574
Common dividends declared	—	—	—	—	—	—	(47,438)	(47,438)
Preferred Series A dividends declared	—	—	—	—	—	—	(3,202)	(3,202)
Preferred Series B dividends declared	—	—	—	—	—	—	(6,900)	(6,900)
Net Income/(Loss)	—	—	—	—	—	—	57,882	57,882
Balance at September 30, 2019	32,736	$327	$49,921	$111,293	$111,183	$662,009	$(100,560)	$834,173

For the Nine Months Ended September 30, 2019 and September 30, 2018
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2018	28,193	$282	$49,921	$111,293	$585,530	$(32,767)	$714,259
Net proceeds from issuance of common stock	512	5	—	—	9,277	—	9,282
Grant of restricted stock and amortization of equity based compensation	33	—	—	—	503	—	503
Common dividends declared	—	—	—	—	—	(41,863)	(41,863)
Preferred Series A dividends declared	—	—	—	—	—	(3,202)	(3,202)
Preferred Series B dividends declared	—	—	—	—	—	(6,900)	(6,900)
Net Income/(Loss)	—	—	—	—	—	39,793	39,793
Balance at September 30, 2018	28,738	$287	$49,921	$111,293	$595,310	$(44,939)	$711,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net income/(loss)	$57,882	$39,793
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(1,605)	(1,644)
Net realized (gain)/loss	64,321	37,103
Unrealized (gain)/loss on real estate securities and loans, net	(101,644)	36,032
Unrealized (gain)/loss on derivative and other instruments, net	17,667	(48,460)
Property depreciation and amortization	3,640	494
Equity based compensation to affiliate	275	211
Equity based compensation expense	299	292
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	6,896	(10,542)
Foreign currency (gain)/loss, net	(667)	—
Change in operating assets/liabilities:
Other assets	(4,683)	(4,707)
Other liabilities	(8,573)	8,560
Net cash provided by (used in) operating activities	33,808	57,132

Cash Flows from Investing Activities
Purchase of real estate securities	(1,767,918)	(1,568,919)
Purchase of residential mortgage loans	(207,048)	(105,450)
Origination of commercial loans	(67,386)	—
Purchase of commercial loans	(23,065)	(51,401)
Purchase of U.S. Treasury securities	(81,917)	(249,659)
Purchase of single-family rental properties	—	(140,553)
Purchase of excess mortgage servicing rights	—	(25,162)
Investments in debt and equity of affiliates	(75,528)	(54,718)
Proceeds from sales of real estate securities	677,554	1,516,411
Proceeds from sales of residential mortgage loans	12,780	33,527
Proceeds from sales of U.S. treasury securities	82,048	249,227
Principal repayments/return of basis on real estate securities	251,684	360,070
Principal repayments/return of basis on excess mortgage servicing rights	3,053	1,697
Principal repayments on commercial loans	43,217	14,522
Principal repayments on residential mortgage loans	13,729	3,030
Distributions received in excess of income from investments in debt and equity of affiliates	12,276	22,577
Net proceeds from/(payments made) on reverse repurchase agreements	11,499	18,952
Net proceeds from/(payments made) on sales of securities borrowed under reverse repurchase agreements	(11,479)	(18,266)
Net settlement of interest rate swaps and other instruments	(73,330)	24,273
Net settlement of TBAs	2,753	40
Cash flows provided by/(used in) other investing activities	(1,001)	559
Net cash provided by/(used in) investing activities	(1,198,079)	30,757

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	66,063	9,282
Net proceeds from issuance of preferred stock	111,183	—
Deferred financing costs paid	—	(1,013)
Borrowings under financing arrangements	34,984,677	40,760,112
Repayments of financing arrangements	(34,180,260)	(40,816,403)
Proceeds from issuance of securitized debt	224,931	—
Principal repayments on securitized debt	(2,474)	—

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net collateral received from/(paid to) derivative counterparty	(724)	34,252
Net collateral received from/(paid to) repurchase counterparty	1,456	315
Dividends paid on common stock	(47,078)	(40,885)
Dividends paid on preferred stock	(10,102)	(10,102)
Net cash provided by/(used in) financing activities	1,147,672	(64,442)

Net change in cash, cash equivalents and restricted cash	(16,599)	23,447
Cash, cash equivalents, and restricted cash, Beginning of Period	84,358	52,815
Effect of exchange rate changes on cash	82	—
Cash, cash equivalents, and restricted cash, End of Period	$67,841	$76,262

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$74,483	$48,894
Cash paid for excise and income taxes	$1,413	$1,389
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$15,544	$212,839
Receivable on unsettled trades	$4,509	$285,041
Principal repayments on real estate securities not yet received	$—	$447
Common stock dividends declared but not paid	$14,731	$14,369
Decrease in securitized debt	$2,846	$4,952
Transfer from residential mortgage loans to other assets	$2,265	$1,170
Transfer from non-agency to investments in debt and equity of affiliates	$—	$44,970
Transfer from other assets to investments in debt and equity of affiliates	$—	$242
Transfer from investments in debt and equity of affiliates to CMBS	$—	$65,425
Transfer from financing arrangements to investments in debt and equity of affiliates	$—	$33,720

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$31,468	$30,341
Restricted cash	36,373	45,921
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$67,841	$76,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities or organizations other than a GSE or agency of the U.S. government, or that are collateralized by non-U.S. mortgages, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities or are non-U.S. mortgages.

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
September 30, 2019

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of September 30, 2019 and December 31, 2018, the Company held $10.6 million and $0.6 million, respectively, of cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 9 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, financing arrangements and security deposits. Restricted cash also includes cash deposited into accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums, interest expenses, property management fees and capital expenditures. Restricted cash is not available to the Company for general corporate purposes. As of September 30, 2019 and December 31, 2018, the Company held $1.7 million and $1.3 million, respectively, of restricted cash related to security deposits. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 9 for more detail.

Offering costs

The Company has incurred offering costs in connection with common stock offerings, registration statements and preferred stock offerings. Where applicable, the offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

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
September 30, 2019

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
September 30, 2019

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

Any remaining unrealized losses on securities at September 30, 2019 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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
September 30, 2019

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, Excess MSRs, loans, and certain derivatives. These types of investments may also be held directly by the Company. These entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these investments consistently with this election.

On December 9, 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly "Non-QM" loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QM loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT has made an election to be treated as a real estate investment trust beginning with the 2018 tax year.

On May 15, 2019, the Company, alongside private funds under the management of Angelo Gordon and a third party, formed LOT SP I LLC ("LOTS") to originate first mortgage loans to third party land developers and home builders for purposes of the acquisition and horizontal development of land ("Lot Loans").

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

	September 30, 2019			December 31, 2018
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$278,776	$(195,543)	$83,233	$213,419	$(138,893)	$74,526
AG Arc, at fair value	27,271	—	27,271	20,360	—	20,360
Cash and Other assets/(liabilities)	32,439	(1,694)	30,745	7,423	(17,417)	(9,994)
Investments in debt and equity of affiliates	$338,486	$(197,237)	$141,249	$241,202	$(156,310)	$84,892

(1)	Certain loans held in securitized form are recorded net of non-recourse securitized debt.

(2)
Within Real Estate Securities, Excess MSRs and Loans is $178.0 million and $113.3 million of fair market value of Non-QM loans held in MATT at September 30, 2019 and December 31, 2018, respectively. Additionally, there is $10.7 million of fair market value of Lot Loans held in LOTS at September 30, 2019. There were no Lot Loans at December 31, 2018.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

The Company records single-family rental properties at purchase price plus any capitalized expenses less accumulated depreciation and amortization and any impairment to the "Single-family rental properties, net" line item on the consolidated balance sheets. Costs capitalized in connection with property acquisitions and improvements are depreciated over their estimated useful lives on a straight line basis. Buildings are depreciated over 30 years and improvements are depreciated over a range of 5 years to 30 years. In-place lease intangibles are recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the remaining life of the leases in place at purchase and are recorded in "Single-family rental properties, net" on the Company's consolidated balance sheets. The weighted average remaining life of the leases in place at purchase is 0.1 months.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

In variable interest entities ("VIEs"), an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances. See Note 3 and Note 4 for more detail.

The Company entered into a resecuritization transaction in 2014 which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. In determining the accounting treatment to be applied to this resecuritization transaction, the Company evaluated whether the entity used to facilitate this transaction was a VIE and, if so, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated and, as a result, transferred assets of the VIE were determined to be secured borrowings. The Company has chosen to make a fair value election pursuant to ASC 825 for its secured borrowings. See Note 3 below for more detail.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The Company entered into a securitization transaction of certain of its re-performing residential mortgage loans in Q3 2019, which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the securitization were transferred. In determining the accounting treatment to be applied to this securitization transaction, the Company evaluated whether the entity used to facilitate this transaction was a VIE and, if so, whether it should be consolidated. Based on its evaluation, the Company concluded that the VIE should be consolidated and, as a result, transferred assets of the VIE were determined to be secured borrowings. The Company has chosen to make a fair value election pursuant to ASC 825 for its secured borrowings. See Note 4 below for more detail.

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
September 30, 2019

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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2019 and December 31, 2018, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2019 and December 31, 2018, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 9 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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
September 30, 2019

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

Foreign currency remeasurement

The Company’s assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are remeasured using the average exchange rates for each reporting period. The effects of remeasuring the monetary assets and liabilities of the Company's foreign investments held by entities with a U.S. dollar functional currency are included in the “Foreign currency gain/(loss), net” line item in the Consolidated Statements of Operations. The effects of remeasuring the assets, income and expenses of the Company's foreign investments held by entities with a U.S. dollar functional currency in which the fair value option is elected are either included in the applicable unrealized line item per the Company’s other significant accounting policies, or within the "Interest income" or "Interest expense" line items, respectively, in the Consolidated Statements of Operations.

Deal related performance fees

The Company may incur deal related performance fees, payable to Arc Home and third party operators, on certain of its CMBS, Excess MSRs, Lot Loans and its single-family rental properties. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are incurred and are included in the "Other operating expenses" and "Equity in earnings/(loss) from affiliates" line items on the Consolidated Statement of Operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. It requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as it currently is under the other-than temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company is required to adopt the new guidance as of January 1, 2020. The Company is currently evaluating the potential impacts of the new guidance and proposed amendments to the new guidance on its consolidated financial statements. The new guidance specifically excludes available-for-sale securities and loans measured at fair value through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is expected to be limited to recognition of effective yield which is currently impacted by other than temporary impairment recorded under current standards.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2019 and December 31, 2018. The Company’s Agency RMBS are mortgage pass-through certificates or collateralized mortgage obligations ("CMOs") representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity. The Company’s Non-Agency RMBS, ABS and CMBS portfolios are primarily not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government, or are collateralized by non-U.S. mortgages and are therefore subject to credit risk. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item on the consolidated statement of operations. The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

The following table details the Company’s real estate securities portfolio as of September 30, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$2,578,886	$73,014	$2,651,900	$70,741	$(953)	$2,721,688	3.82%	3.19%
Interest Only	492,187	(417,519)	74,668	1,054	(3,460)	72,262	3.81%	4.78%
Total Agency RMBS:	3,071,073	(344,505)	2,726,568	71,795	(4,413)	2,793,950	3.82%	3.23%

Credit Investments:
Non-Agency RMBS	819,363	(158,818)	660,545	56,627	(715)	716,457	4.94%	6.49%
Non-Agency RMBS Interest Only	260,632	(258,914)	1,718	144	(440)	1,422	0.67%	2.90%
Total Non-Agency:	1,079,995	(417,732)	662,263	56,771	(1,155)	717,879	4.30%	6.49%

ABS	13,000	(67)	12,933	—	(641)	12,292	8.77%	10.04%

CMBS	362,038	(124,465)	237,573	22,859	(8)	260,424	5.50%	8.19%
CMBS Interest Only	3,161,806	(3,120,961)	40,845	4,130	(32)	44,943	0.25%	7.15%
Total CMBS:	3,523,844	(3,245,426)	278,418	26,989	(40)	305,367	0.54%	8.03%
Total Credit Investments:	4,616,839	(3,663,225)	953,614	83,760	(1,836)	1,035,538	1.37%	6.99%

Total	$7,687,912	$(4,007,730)	$3,680,182	$155,555	$(6,249)	$3,829,488	2.39%	4.25%

(1)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019	$412,635	$(5,580)	$14,927	$(669)
December 31, 2018	966,620	(14,937)	81,170	(3,777)

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

For the three months ended September 30, 2019, the Company recognized an OTTI charge of $3.1 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $3.1 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $3.1 million of OTTI recorded, $2.2 million related to securities where OTTI was not recognized in a prior year.

For the nine months ended September 30, 2019, the Company recognized an OTTI charge of $14.2 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $14.2 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $14.2 million of OTTI recorded, $3.4 million related to securities where OTTI was not recognized in a prior year.

For the three months ended September 30, 2018, the Company recognized an OTTI charge of $5.0 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $2.9 million

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

was recognized on eight securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $2.1 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $5.0 million of OTTI recorded, $3.4 million related to securities where OTTI was not recognized in a prior year.

For the nine months ended September 30, 2018, the Company recognized an OTTI charge of $6.7 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $2.9 million was recognized on eight securities in an unrealized loss position which the Company demonstrated intent to sell, and the charge represents a write-down of cost to fair value as of the reporting date. The Company recorded $3.8 million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $6.7 million of OTTI recorded, $4.5 million related to securities where OTTI was not recognized in a prior year.

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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of September 30, 2019 ($ in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$86,290	$85,908	0.60%
Greater than one year and less than or equal to five years	1,061,362	1,023,951	4.14%	413,027	397,693	1.30%
Greater than five years and less than or equal to ten years	1,732,588	1,702,617	3.60%	331,090	293,276	1.25%
Greater than ten years	—	—	—%	205,131	176,737	5.75%
Total	$2,793,950	$2,726,568	3.82%	$1,035,538	$953,614	1.37%

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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of December 31, 2018 ($ in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$73,194	$73,738	0.59%
Greater than one year and less than or equal to five years	61,644	61,305	3.01%	240,232	226,342	0.89%
Greater than five years and less than or equal to ten years	1,908,417	1,912,545	4.02%	420,050	388,500	1.47%
Greater than ten years	18,219	18,724	3.50%	174,419	156,214	5.77%
Total	$1,988,280	$1,992,574	3.94%	$907,895	$844,794	1.26%

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

For the three months ended September 30, 2019, the Company sold 25 securities for total proceeds of $231.5 million and entered into 3 unsettled security sales for additional proceeds of $4.5 million, recording realized gains of $7.1 million and realized losses of $2.5 million. For the nine months ended September 30, 2019, the Company sold 71 securities for total proceeds of $677.6 million and entered into 3 unsettled security sales for additional proceeds of $4.5 million, recording realized gains of $15.2 million and realized losses of $4.8 million.

For the three months ended September 30, 2018, the Company sold 14 securities for total proceeds of $201.7 million and entered into 24 unsettled security sales for additional proceeds of $283.9 million, recording realized gains of $0.3 million and realized losses of $18.4 million. For the nine months ended September 30, 2018, the Company sold 119 securities for total proceeds of $1.5 billion and entered into 24 unsettled security sales for additional proceeds of $283.9 million, recording realized gains of $6.5 million and realized losses of $53.9 million.

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

The Company previously entered into a resecuritization transaction in 2014 (the "December 2014 VIE"). The Company concluded that the SPE created to facilitate this transaction was a VIE and also determined that the December 2014 VIE should be consolidated by the Company. The transferred assets were recorded as a secured borrowing, based on the Company’s involvement in the December 2014 VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the December 2014 VIE.

The following table details certain information related to the December 2014 VIE as of September 30, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$7,976	$7,999	3.85%	4.27%	2.06
Retained tranche	8,182	6,867	5.24%	18.54%	7.76
Total resecuritized asset (3)	$16,158	$14,866	4.55%	10.86%	4.95

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of September 30, 2019, the Company has recorded secured financing of $8.0 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

(3)	As of September 30, 2019, the fair market value of the total resecuritized asset is included in the Company’s consolidated balance sheets as "Non-Agency RMBS."

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table details certain information related to the December 2014 VIE as of December 31, 2018 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,821	$10,858	4.10%	4.47%	2.39
Retained tranche	8,401	6,550	4.61%	18.50%	8.37
Total resecuritized asset (3)	$19,222	$17,408	4.32%	9.75%	5.00

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

(3)	As of December 31, 2018, the fair market value of the total resecuritized asset is included in the Company’s consolidated balance sheets as "Non-Agency RMBS."

The holders of the consolidated tranche have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the December 2014 VIE.

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed entity so it could obtain financing on these real estate securities (the "August 2018 VIE"). The Company concluded that the entity created to facilitate this transfer was a VIE. The Company also determined that the August 2018 VIE should be consolidated by the Company based on the Company’s 100% equity ownership in the August 2018 VIE (despite a profit participation interest held by an unaffiliated third party in the August 2018 VIE), the Company's involvement in the August 2018 VIE, including the design and purpose of the entity, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the August 2018 VIE.

The following table details certain information related to the August 2018 VIE as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Assets
CMBS	$95,944	$84,515
Cash and cash equivalents	600	595
Restricted cash	—	258
Other assets	158	151
Total assets	$96,702	$85,519

Liabilities
Financing arrangements, net	$65,574	$54,278
Other liabilities	4,055	2,954
Total liabilities	$69,629	$57,232

Except for restricted cash, assets held by the August 2018 VIE are not restricted and can be used to settle any obligations of the Company. The liabilities of the August 2018 VIE are recourse to the Company and can be satisfied with assets of the Company.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

4. Loans

Residential mortgage loans

In February 2019, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $25.9 million and $19.7 million, respectively. In July 2019, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $45.7 million and $37.6 million, respectively. In August 2019, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $152.9 million and $143.6 million, respectively.

No loans were sold for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company sold 79 loans for total proceeds of $12.8 million, recording realized gains of $1.0 million and realized losses of $0.2 million.

For the three months ended September 30, 2018, the Company sold 13 loans for total proceeds of $2.5 million and entered into 7 unsettled loan sales for additional proceeds of $1.1 million at quarter end, recording realized gains of $0.8 million and realized losses of $34.2 thousand. For the nine months ended September 30, 2018, the Company sold 163 loans for total proceeds of $33.5 million and entered into 7 unsettled loan sales for additional proceeds of $1.1 million as of quarter end, recording realized gains of $1.5 million and realized losses of $0.1 million.

The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of September 30, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans	$417,460	$(49,534)	$367,926	$12,088	$(637)	$379,377	4.44%	5.78%	7.35

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$326,147	$353,716	$148,508	$172,470
Non-Performing	53,230	63,744	37,588	44,383
	$379,377	$417,460	$186,096	$216,853

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

For the three and nine months ended September 30, 2019, the Company recognized $0.1 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The company recorded $0.1 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.1 million related to loan pools with an unpaid principal balance of $4.9 million, a fair value of $4.3 million and an average fair market value of $4.6 million for the three and nine months ended September 30, 2019. The Company recognized $0.1 million of interest income on the loan pools where OTTI was taken during the three and nine months ended September 30, 2019. No OTTI was recorded for the three and nine months ended September 30, 2018 on the Company’s residential mortgage loans.

As of September 30, 2019 and December 31, 2018, the Company had residential mortgage loans with a fair value of $22.8 million and $17.3 million, respectively, that were in the process of foreclosure.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio:

Geographic Concentration of Credit Risk	September 30, 2019	December 31, 2018
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	18%	19%
Florida	11%	9%
New York	8%	5%
New Jersey	5%	3%
Georgia	5%	5%

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and nine months ended September 30, 2019 and September 30, 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning Balance	$89,515	$45,050	$79,610	$9,318
Additions	70,279	—	90,515	36,443
Accretion	(4,286)	(1,492)	(10,987)	(2,525)
Reclassifications from/(to) non-accretable difference	(1,089)	(606)	515	1,215
Disposals	(53)	(2,231)	(5,287)	(3,730)
Ending Balance	$154,366	$40,721	$154,366	$40,721

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

As of September 30, 2019, the Company’s residential mortgage loan portfolio was comprised of 3,221 conventional loans with original loan balances between $3,500 and $2.0 million.

As of December 31, 2018, the Company’s residential mortgage loan portfolio was comprised of 2,025 conventional loans with original loan balances between $10,000 and $1.9 million.

The Company entered into a securitization transaction of certain of its residential mortgage loans in August 2019 (the "August 2019 VIE"). The Company concluded that the SPE created to facilitate this transaction was a VIE and also determined that the August 2019 VIE should be consolidated by the Company. The transferred assets were recorded as a secured borrowing, based on the Company’s involvement in the August 2019 VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the August 2019 VIE.

The following table details certain information related to the August 2019 VIE as of September 30, 2019 ($ in thousands):

			Weighted Average
	Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans (2)	$268,455	$259,914	4.51%	5.29%	7.43
Securitized debt (3)	221,882	221,568	2.82%	2.87%	6.21

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)	This represents all loans contributed to the consolidated VIE.

(3)
As of September 30, 2019, the Company has recorded secured financing of $221.6 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The Company did not have an interest in the August 2019 VIE as of December 31, 2018.

The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the August 2019 VIE.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents detail on the Company’s commercial loan portfolio on September 30, 2019 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield (4)	Life (Years) (5)	Initial Stated Maturity Date	Extended Maturity Date (6)	Location
Loan G (7)	$39,189	$—	$39,189	$—	$—	$39,189	6.79%	6.79%	0.79	July 9, 2020	July 9, 2022	CA
Loan H (8)	36,000	—	36,000	—	—	36,000	6.03%	6.03%	0.45	March 9, 2019	March 9, 2020	AZ
Loan I (9)	9,435	(205)	9,230	205	—	9,435	12.54%	14.71%	1.30	February 9, 2021	February 9, 2023	MN
Loan J (10)	3,233	—	3,233	—	—	3,233	6.75%	6.75%	2.38	January 1, 2023	January 1, 2024	NY
Loan K (11)	7,661	—	7,661	—	—	7,661	11.10%	12.29%	1.89	May 22, 2021	February 22, 2024	NY
Loan L (12)	51,000	(508)	50,492	508	—	51,000	6.44%	6.75%	4.88	July 22, 2022	July 22, 2024	IL
	$146,518	$(713)	$145,805	$713	$—	$146,518	7.08%	7.39%	2.25

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Loan B paid off at par in Q3 2019 and the Company received $32.8 million of principal proceeds.

(3)	Each commercial loan investment has a variable coupon rate.

(4)	Yield includes any exit fees.

(5)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(6)	Represents the maturity date of the last possible extension option.

(7)	Loan G is a first mortgage of up to $84.5 million, of which $39.2 million has been funded.

(8)	Loan H is a first mortgage of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

(9)	Loan I is a mezzanine loan of up to $20.0 million, of which $9.4 million has been funded.

(10)	Loan J is a first mortgage of up to $30.0 million, of which $3.2 million had been funded.

(11)
Loan K is comprised of a first mortgage and mezzanine loan of up to $15.0 million and $5.0 million, respectively. As of September 30, 2019, $5.8 million and $1.9 million of the first mortgage and mezzanine loan, respectively, have been funded.

(12)	Loan L is comprised of a first mortgage and mezzanine loan of up to $45.9 million and $5.1 million, respectively, all of which has been funded.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

(8)	Loan G is a first mortgage loan of up to $75.0 million, of which $19.4 million has been funded.

(9)	Loan H is a first mortgage loan of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

During the three and nine months ended September 30, 2019, the Company recorded a de minimis discount accretion on its commercial loans. During the three and nine months ended September 30, 2018, the Company recorded $10,665 and $1.1 million of discount accretion, respectively, on its commercial loans. The decrease is due to the early payoff at par of a loan held at a discount in April 2018.

5. Excess MSRs

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s Excess MSR portfolio on September 30, 2019 ($ in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$3,136,457	$20,531	$—	$(2,528)	$18,003	6.83%	5.18
Credit Excess MSRs	36,402	185	3	(36)	152	23.12%	5.26
Total Excess MSRs	$3,172,859	$20,716	$3	$(2,564)	$18,155	6.96%	5.18

(1)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an Excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR is less than its amortized cost at the balance sheet date, the Excess MSR is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary." For the three months ended September 30, 2019, the Company recognized an OTTI charge of $0.4 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. None of the $0.4 million of OTTI recorded for the three months ended September 30, 2019 was related to Excess MSRs where OTTI was not recognized in a prior year. For the nine months ended September 30, 2019, the Company recognized an OTTI charge of $2.6 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of the $2.6 million of OTTI recorded for the nine months ended September 30, 2019, $0.8 million was related to Excess MSRs where OTTI was not recognized in a prior year. No OTTI was recorded for the three and nine months ended September 30, 2018.

6. Single-family rental properties

In September 2018, the Company purchased 1,225 single-family rental properties for $140.9 million. The Company also financed the portfolio with $103.0 million of 5-year, fixed rate debt. The carrying amount of the properties included $1.3 million of capitalized acquisition costs.

The following table presents the net carrying amount associated with the Company's properties by component (in thousands).

	September 30, 2019	December 31, 2018
Land	$29,104	$29,104
Building and improvements	110,874	109,812
In-place lease intangibles	2,097	2,098
Single-family rental properties	142,075	141,014
Less: Accumulated depreciation and amortization	(5,977)	(2,336)
Single-family rental properties, net	$136,098	$138,678

During the three and nine months ended September 30, 2019, the Company recognized $0.9 million and $2.7 million, respectively, of depreciation expense related to buildings and improvements. During the three and nine months ended September 30, 2018, the Company recognized $0.2 million of depreciation expense related to components of the properties. During the three and nine months ended September 30, 2019, the Company also recognized $0.1 million and $0.9 million, respectively, of amortization related to in-place lease intangible assets. During the three and nine months ended September 30, 2018, the Company recognized $0.3 million of amortization related to in-place lease intangible assets. As of September 30, 2019, the weighted average life of the in-place lease intangibles at purchase is 0.1 months and the Company expects to fully amortize these assets over that time period. These amounts are included in the "Property depreciation and amortization" line item in the consolidated statement of operations.

During the three and nine months ended September 30, 2019, the Company incurred $1.7 million and $5.0 million, respectively, of expenses relating to operating and maintenance. During the three and nine months ended September 30, 2018, the Company incurred $0.2 million of expenses relating to operating and maintenance. During the three and nine months ended September 30,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

2019, the Company incurred $0.3 million and $0.8 million, respectively, of property management fees. During the three and nine months ended September 30, 2018, the Company incurred $0.1 million of property management fees. Expenses relating to operating and maintenance and property management fees are included in the "Property operating expenses" line item in the consolidated statement of operations.

The following table presents a schedule of non-cancellable, contractual, future minimum rent under leases at September 30, 2019 (in thousands). These rental payments are based on contractual amounts.

Period Ending December 31,	Amount
2019 (last 3 months)	$3,174
2020	4,531
2021	98
2022	11
Total	$7,814

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
September 30, 2019

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$2,721,688	$—	$2,721,688
Interest Only	—	72,262	—	72,262
Credit Investments:
Non-Agency RMBS	—	62,400	654,057	716,457
Non-Agency RMBS Interest Only	—	—	1,422	1,422
ABS	—	—	12,292	12,292
CMBS	—	2,462	257,962	260,424
CMBS Interest Only	—	—	44,943	44,943
Residential mortgage loans	—	—	379,377	379,377
Commercial loans	—	—	146,518	146,518
Excess mortgage servicing rights	—	—	18,155	18,155
Cash equivalents	10,637	—	—	10,637
Derivative assets	—	2,606	—	2,606
AG Arc	—	—	27,271	27,271
Total Assets Measured at Fair Value	$10,637	$2,861,418	$1,541,997	$4,414,052

Liabilities:
Securitized debt	$—	$(156,381)	$(73,186)	$(229,567)
Derivative liabilities	—	(1,463)	—	(1,463)
Total Liabilities Measured at Fair Value	$—	$(157,844)	$(73,186)	$(231,030)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2019 and September 30, 2018.

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
September 30, 2019

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
September 30, 2019
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$561,145	$1,834	$20,571	$220,225	$46,836	$199,970	$118,005	$20,893	$18,717	$(8,630)
Transfers (1):
Transfers into level 3	55,311	—	—	—	—	—	—	—	—	—
Purchases/Transfers	72,933	—	473	39,095	—	181,053	60,803	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	—	(65,171)
Capital contributions	—	—	—	—	—	—	—	—	11,148	—
Proceeds from sales/redemptions	(23,630)	—	—	—	(917)	—	—	—	—	—
Proceeds from settlement	(13,578)	—	(8,263)	(5,777)	—	(6,364)	(32,800)	—	—	630
Total net gains/(losses) (2)
Included in net income	1,876	(412)	(489)	4,419	(976)	4,718	510	(2,738)	(2,594)	(15)
Ending Balance	$654,057	$1,422	$12,292	$257,962	$44,943	$379,377	$146,518	$18,155	$27,271	$(73,186)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2019 (3)	$106	$371	$(489)	$4,356	$(925)	$4,651	$510	$(2,328)	$(2,594)	$(15)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2019, the Company transferred 9 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$8,758
Unrealized gain/(loss) on derivative and other instruments, net	(2,753)
Net realized gain/(loss)	888
Equity in earnings/(loss) from affiliates	(2,594)
Total	$4,299
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$8,580
Unrealized gain/(loss) on derivative and other instruments, net	(2,343)
Equity in earnings/(loss) from affiliates	(2,594)
Total	$3,643

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

Nine Months Ended
September 30, 2019
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)
Transfers (1):
Transfers into level 3	88,511	—	—	—	—	—	—	—	—	—
Transfers out of level 3	(39,557)	—	—	(5,279)	—	—	—	—	—	—
Purchases/Transfers	213,495	—	1,632	82,540	—	207,048	90,451	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	—	(65,171)
Capital contributions	—	—	—	—	—	—	—	—	17,837	—
Proceeds from sales/redemptions	(72,872)	—	(1,284)	(20,165)	(2,631)	(12,780)	—	—	—	—
Proceeds from settlement	(41,451)	—	(9,446)	(28,711)	—	(14,553)	(43,217)	—	—	2,845
Total net gains/(losses) (2)
Included in net income	14,377	(1,677)	230	18,523	(2,757)	13,566	710	(8,495)	(10,926)	(2)
Ending Balance	$654,057	$1,422	$12,292	$257,962	$44,943	$379,377	$146,518	$18,155	$27,271	$(73,186)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2019 (3)	$10,193	$(613)	$165	$15,089	$(2,631)	$12,643	$710	$(5,867)	$(10,926)	$(2)
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2019, the Company transferred 14 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 4 Non-Agency RMBS and 2 CMBS securities into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$38,503
Unrealized gain/(loss) on derivative and other instruments, net	(8,497)
Net realized gain/(loss)	4,469
Equity in earnings/(loss) from affiliates	(10,926)
Total	$23,549
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$35,556
Unrealized gain/(loss) on derivative and other instruments, net	(5,869)
Equity in earnings/(loss) from affiliates	(10,926)
Total	$18,761

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2018, the Company transferred 5 Non-Agency RMBS securities and 2 CMBS securities into the Level 3 category from the Level 2 category and 14 Non-Agency RMBS and 1 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
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
September 30, 2019

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at September 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.07% - 100.00% (6.30%)
Non-Agency RMBS	$649,479	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (14.66%)
			Projected Collateral Losses	0.00% - 100.00% (2.90%)
			Projected Collateral Severities	-0.82% - 100.00% (23.59%)
	$4,578	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Non-Agency RMBS Interest Only			Yield	7.00% - 27.50% (22.69%)
	$1,422	Discounted Cash Flow	Projected Collateral Prepayments	7.75% - 18.00% (15.59%)
			Projected Collateral Severities	35.00% - 49.00% (38.29%)
			Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
ABS	$12,292	Discounted Cash Flow	Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
			Yield	0.00% - 13.21% (6.36%)
CMBS	$254,487	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
	$3,475	Consensus Pricing	Offered Quotes	92.54 - 97.15 (95.27)
			Yield	2.81% - 9.77% (4.02%)
CMBS Interest Only	$44,943	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.00% - 8.25% (6.43%)
Residential Mortgage Loans	$337,107	Discounted Cash Flow	Projected Collateral Prepayments	5.26% - 9.51% (8.05%)
			Projected Collateral Losses	1.70% - 4.59% (2.14%)
			Projected Collateral Severities	2.57% - 37.50% (25.62%)
	$5,525	Consensus Pricing	Offered Quotes	98.00 - 98.00 (98.00)
	$36,745	Recent Transaction	Cost	N/A
			Yield	6.42% - 11.02% (7.02%)
Commercial Loans	$58,661	Discounted Cash Flow	Credit Spread	440 bps - 900 bps (500 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$87,857	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.60% (9.20%)
	$18,003		Projected Collateral Prepayments	11.10% - 20.32% (14.01%)
	$152	Consensus Pricing	Offered Quotes	0.01 - 0.41 (0.40)
AG Arc	$27,271	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at September 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.81% - 4.72% (3.49%)
Securitized debt	$(73,186)	Discounted Cash Flow	Projected Collateral Prepayments	7.90% - 10.00% (8.13%)
			Projected Collateral Losses	2.41% - 3.50% (2.53%)
			Projected Collateral Severities	20.00% - 45.00% (22.73%)
 (1) Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2019.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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
September 30, 2019

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

8. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Repurchase agreements	$3,416,151	$2,595,873
Term loan, net	102,014	102,017
Revolving facilities	108,837	124,615
Financing arrangements, net	$3,627,002	$2,822,505

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of September 30, 2019 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Overnight	$111,793	2.55%	3.2%	$115,480	$110,999	$396
30 days or less	2,733,992	2.46%	8.0%	2,999,141	2,890,072	10,239
31-60 days	421,488	2.75%	9.6%	484,302	457,474	1,434
61-90 days	47,364	3.24%	21.8%	60,678	59,818	258
Greater than 180 days	3,539	4.02%	22.7%	4,816	4,369	4
Total / Weighted Average	$3,318,176	2.52%	8.2%	$3,664,417	$3,522,732	$12,331

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of September 30, 2019 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$4,253	3.27%	3.27%	23.0%	$5,525	$5,518	$42
31-60 days	24,589	3.34%	3.34%	32.8%	38,346	24,795	495
Greater than 180 days	67,050	3.85%	4.16%	18.4%	82,441	82,857	231
Total / Weighted Average	$95,892	3.69%	3.91%	22.3%	$126,312	$113,170	$768

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding commercial loans pledged as collateral as of September 30, 2019 ($ in thousands):

	Repurchase Agreements				Commercial Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$2,083	4.81%	6.71%	35.6%	$3,233	$3,233	$18

There were no repurchase agreements and corresponding commercial loans pledged as collateral as of December 31, 2018.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 9 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on September 30, 2019 and December 31, 2018, broken out by investment type (in thousands):

	September 30, 2019	December 31, 2018
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$2,661,861	$1,927,359
Non-Agency RMBS	697,160	605,243
ABS	12,292	13,346
CMBS	288,645	248,355
Residential Mortgage Loans	126,312	99,283
Commercial Loans	3,233	—
Cash pledged (i.e., restricted cash) under repurchase agreements	4,211	20,267
Fair Value of unsettled trades pledged as collateral under repurchase agreements	4,459	—
Total collateral pledged under repurchase agreements	$3,798,173	$2,913,853

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents the fair value of collateral posted to us under repurchase agreements by lenders (in thousands):

	September 30, 2019	December 31, 2018
Fair Value of investments posted to us under repurchase agreements:
Agency RMBS	$—	$1,534
U.S. Treasury Securities	—	1,123
Total collateral posted to us under repurchase agreements	$—	$2,657

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on September 30, 2019 and December 31, 2018, broken out by investment type (in thousands):

	September 30, 2019	December 31, 2018
Repurchase agreements secured by investments:
Agency RMBS	$2,523,855	$1,805,054
Non-Agency RMBS	568,660	499,851
ABS	9,374	10,548
CMBS	216,287	196,658
Residential Mortgage Loans	95,892	83,762
Commercial Loans	2,083	—
Gross Liability for repurchase agreements	$3,416,151	$2,595,873

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of September 30, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$3,416,151	$—	$3,416,151	$3,416,151	$—	$—

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

Term loan and revolving facilities

The following table presents information regarding the Company's term loan and revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of September 30, 2019 and December 31, 2018 ($ in thousands).

			September 30, 2019					December 31, 2018
Facility (1)	Investment	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Term loan, net (2)	Single-family rental properties	October 10, 2023	4.63%	4.81%	$102,014	$136,098	$102,866	4.63%	4.80%	$102,017	$138,678

Revolving facility A (4)(5)	Commercial loans	July 1, 2019	—	—	$—	$—	$—	4.66%	4.66%	$21,796	$32,800
Revolving facility B (3)(4)	Residential mortgage loans	June 28, 2021	4.05%	4.05%	23,221	31,083	110,000	4.53%	4.54%	63,328	85,343
Revolving facility C (3)(4)	Commercial loans	August 10, 2023	4.27%	4.42%	85,616	126,189	100,000	4.53%	4.80%	39,491	55,357
Total revolving facilities					$108,837	$157,272	$210,000			$124,615	$173,500

Total term loan and revolving facilities					$210,851	$293,370	$312,866			$226,632	$312,178

(1)	The term loan and all revolving facilities listed above are interest only until maturity.

(2)
As of September 30, 2019 and December 31, 2018, the total borrowings under the term loan was $102.9 million and $103.0 million, respectively, which is shown net of deferred financing costs of $0.9 million and $1.0 million, respectively.

(3)	Increasing the Company's borrowing capacity under this facility requires consent of the lender.

(4)	Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(5)	This facility was paid off in July 2019.

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

On September 17, 2014, AG MIT CREL, LLC ("AG MIT CREL"), a subsidiary of the Company, entered into a Master Repurchase Agreement and Securities Contract (the "CREL Repurchase Agreement" or "Revolving facility A") with Wells Fargo to finance certain commercial loans. Each transaction under the CREL Repurchase Agreement will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. The CREL Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. This facility was paid off in July 2019.

In June 2018, AG MIT WFB1 2014 LLC ("AG MIT WFB1"), a subsidiary of the Company, entered into Amendments Seven and Eight of the Master Repurchase Agreement and Securities Contract (as amended, the "WFB1 Repurchase Agreement" or "Revolving facility B") with Wells Fargo to finance the ownership and acquisition of certain pools of residential mortgage loans. In July 2019, AG MIT WFB1 entered into the Third Amended and Restated Fee and Pricing Letter, which provides for a funding period ending June 26, 2020 and a facility termination date of June 28, 2021. The WFB1 Repurchase Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. In the event the debt outstanding under the WFB1 Repurchase Agreement falls below $7.0 million, a cash trap trigger event will occur in which all income payments received by Wells Fargo will be applied against the outstanding balance until the WFB1 Repurchase Agreement is paid off.

In August 2018, AG MIT CREL II, LLC, a subsidiary of the Company, entered into a Master Repurchase Agreement with JP Morgan (the "JPM Repurchase Agreement" or "Revolving facility C") to finance certain commercial loans. The JPM Repurchase

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

Agreement contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.

Financing arrangements

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements ("MRAs") or loan agreements with such financing counterparties. As of September 30, 2019 and December 31, 2018 the Company had 45 and 44 financing counterparties, respectively, under which it had outstanding debt with 32 and 31 counterparties, respectively.

The following table presents information at September 30, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc	$68,691	129	8.2%
Citigroup Global Markets Inc.	48,091	25	5.8%

The following table presents information at December 31, 2018 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc	$40,882	356	6.2%

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

9. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Other assets
Interest receivable	$14,844	$12,762
Receivable on unsettled trades - $4,459 and $- pledged as collateral, respectively	4,509	—
Receivable under reverse repurchase agreements	—	11,461
Derivative assets, at fair value	2,606	1,729
Other assets	5,507	6,948
Due from broker	2,717	603
Total Other assets	$30,183	$33,503

Other liabilities
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$—	$11,378
Payable on unsettled trades	15,544	—
Interest payable	7,794	12,196
Derivative liabilities, at fair value	1,463	317
Due to affiliates	4,300	4,023
Accrued expenses	8,261	7,859
Taxes payable	747	1,673
Due to broker	5,327	7,734
Total Other liabilities	$43,436	$45,180

Derivative assets and liabilities

The Company’s derivatives may include interest rate swaps ("swaps"), TBAs, swaption contracts, Eurodollar Futures, U.S. Treasury Futures and British Pound Futures, (the latter three, collectively, "Futures"). Derivatives have not been designated as hedging instruments. The Company uses these derivatives and may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities. The Company uses foreign currency forward contracts to manage foreign currency risk and to protect the value or to fix the amount of certain investments or cash flows in terms of U.S. dollars.

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
September 30, 2019

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

The following table presents the fair value of the Company’s derivatives and other instruments and their balance sheet location at September 30, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	September 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$276	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(210)	(317)
Payer Swaptions	Non-Hedge	Other assets	1,944	323
TBAs	Non-Hedge	Other assets	386	—
TBAs	Non-Hedge	Other liabilities	(1,253)	—
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of September 30, 2019, the Company applied a reduction in fair value of $31.3 thousand and $35.2 thousand to its British Pounds Futures assets and U.S. Treasury Futures liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a fair value reduction of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of September 30, 2019, the Company applied a reduction in fair value of $2.3 million and $5.3 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company’s consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	September 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	1,348,750	1,963,500
Payer Swaptions	USD	895,000	260,000
Long TBAs	USD	150,000	—
Long positions on U.S. Treasury Futures (1)	USD	25,000	30,000
Short positions on Eurodollar Futures (2)	USD	—	500,000
Short positions on British Pound Futures (3)	GBP	6,438	—
Short positions on U.S. Treasuries	USD	—	11,250

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

(3)	Each British Pound Future contract embodies £62,500 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$4,656	$5,921	$(15,108)	$47,783
Eurodollar Futures	233	—	1,001	—
Swaptions	531	(449)	(243)	(481)
U.S. Treasury Futures	(37)	573	(181)	464
British Pound Futures	31	—	31	—
TBAs (1)	(1,307)	18	(866)	36
U.S. Treasuries	—	28	82	(66)
	4,107	6,091	(15,284)	47,736

Included within Net realized gain/(loss)
Interest Rate Swaps	(18,060)	7,925	(59,140)	13,787
Eurodollar Futures	107	—	(1,122)	—
Swaptions	—	—	(861)	51
U.S. Treasury Futures	(510)	(5)	(139)	735
British Pound Futures	(138)	—	(138)	—
TBAs (1)	1,152	(124)	2,753	40
U.S. Treasuries	231	—	(18)	131
	(17,218)	7,796	(58,665)	14,744
Total income/(loss)	$(13,111)	$13,887	$(73,949)	$62,480

(1)
For the three months ended September 30, 2019, gains and losses from purchases and sales of TBAs consisted of $0.1 million of net TBA dollar roll net interest income and net losses of $(0.3) million due to price changes. For the nine months ended September 30, 2019, gains and losses from purchases and sales of TBAs consisted of $0.9 million of net TBA dollar roll net interest income and net gains of $1.0 million due to price changes. For the three months ended September 30, 2018, gains and losses from purchases and sales of TBAs consisted of $0.5 million of net TBA dollar roll net interest income and net losses of $(0.5) million due to price changes. For the nine months ended September 30, 2018, gains and losses from purchases and sales of TBAs consisted of $1.6 million of net TBA dollar roll net interest income and net losses of $(1.5) million due to price changes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of September 30, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$(173)	$—	$(173)	$—	$(173)	$—
Interest Rate Swaptions	1,943	—	1,943	—	(302)	2,245
TBAs	387	—	387	387	—	—
Total Derivative Assets	$2,157	$—	$2,157	$387	$(475)	$2,245

Derivative Liabilities (3)
Interest Rate Swaps	$224	$—	$224	$—	$224	$—
TBAs	(1,253)	—	(1,253)	—	(1,253)	—
Total Derivative Liabilities	$(1,029)	$—	$(1,029)	$—	$(1,029)	$—

(1)
The Company applied a reduction in fair value of $2.3 million and $5.3 million to its interest rate swap assets and liabilities, respectively, related to variation margin. The Company applied a reduction in fair value of $31.3 thousand and $35.2 thousand to its British Pounds Futures assets and U.S. Treasury Futures liabilities, respectively, related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $2.2 million plus accrued interest of $0.4 million for a total of $2.6 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $(1.0) million less accrued interest of $(0.5) million for a total of $(1.5) million.

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of September 30, 2019, the Company pledged real estate securities with a fair value of $14.5 million and cash of $26.6 million as collateral against certain derivatives. The $26.6 million of cash pledged as collateral against certain derivatives has been reduced by $2.9 million related to variation margin. The Company’s counterparties posted no cash to it as collateral for certain derivatives. As of December 31, 2018, the Company pledged real estate securities with a fair value of $7.2 million and cash of $29.3 million as collateral against certain derivatives. Of the $29.3 million of cash pledged as collateral against certain derivatives, $7.1 million represents amounts related to variation margin.The Company’s counterparties posted cash of $1.5 million as collateral for certain derivatives.

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

As of September 30, 2019, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2019 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.25%	0.45
2022	593,000	1.65%	2.17%	2.89
2023	5,750	3.19%	2.24%	4.10
2024	375,000	1.51%	2.14%	4.94
2026	180,000	1.50%	2.12%	6.95
2029	90,000	1.74%	2.16%	9.97
Total/Wtd Avg	$1,348,750	1.60%	2.16%	4.29

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

For the Three Months Ended September 30, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$125,000	$475,000	$(450,000)	$150,000	$153,175	$(154,042)	$386	$(1,253)
TBAs - Short	$(100,000)	$300,000	$(200,000)	$—	$—	$—	$—	$—

For the Three Months Ended September 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$160,000	$487,000	$(572,000)	$75,000	$75,727	$(75,224)	$633	$(130)
TBAs - Short	$—	$177,000	$(177,000)	$—	$—	$(241)	$148	$(389)

For the Nine Months Ended September 30, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$—	$1,869,500	$(1,719,500)	$150,000	$153,175	$(154,042)	$386	$(1,253)
TBAs - Short	$—	$485,000	$(485,000)	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000	$1,438,000	$(1,463,000)	$75,000	$75,727	$(75,224)	$633	$(130)
TBAs - Short	$—	$1,031,000	$(1,031,000)	$—	$—	$(241)	$148	$(389)

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

As of September 30, 2019 and September 30, 2018, the Company’s unvested restricted stock units were as follows:

	September 30, 2019	September 30, 2018
Unvested restricted stock units previously granted to the Manager	20,009	40,007

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income/(loss) available to common stockholders for basic and diluted earnings per share	$6,329	$20,010	$47,427	$29,691

Denominator:
Basic weighted average common shares outstanding	32,736	28,422	32,007	28,274
Dilutive effect of restricted stock units	12	16	9	8
Diluted weighted average common shares outstanding	32,748	28,438	32,016	28,282

Basic Earnings/(Loss) Per Share of Common Stock:	$0.19	$0.70	$1.48	$1.05
Diluted Earnings/(Loss) Per Share of Common Stock:	$0.19	$0.70	$1.48	$1.05

The following tables detail the Company's common stock dividends during the nine months ended September 30, 2019 and September 30, 2018:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
Total			$1.45

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500
9/14/2018	9/28/2018	10/31/2018	0.500
Total			$1.475

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The following tables detail the Company's preferred stock dividends on the Company's 8.25% Series A and 8.00% Series B Preferred Stock during the nine months ended September 30, 2019 and September 30, 2018.

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563
8.25% Series A	5/17/2019	5/31/2019	6/17/2019	0.51563
8.25% Series A	8/16/2019	8/30/2019	9/17/2019	0.51563
Total				$1.54689

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50
8.00% Series B	5/17/2019	5/31/2019	6/17/2019	0.50
8.00% Series B	8/16/2019	8/30/2019	9/17/2019	0.50
Total				$1.50

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563
Total				$1.54689

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50
Total				$1.50

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

For the three months ended September 30, 2019 and September 30, 2018, the Company recorded excise tax expense of $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company recorded excise tax expense of $0.5 million and $1.1 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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
September 30, 2019

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

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2019 or September 30, 2018. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

12. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of September 30, 2019 and December 31, 2018, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and nine months ended September 30, 2019, the Company incurred management fees of approximately $2.3 million and $7.1 million, respectively. For the three and nine months ended September 30, 2018, the Company incurred management fees of approximately $2.4 million and $7.2 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2019 and December 31, 2018, no event of termination of the management agreement had occurred.

Expense reimbursement

The Company is required to reimburse the Manager or its affiliates for operating expenses which are incurred by the Manager or its affiliates on behalf of the Company, including expenses relating to legal, accounting, due diligence and other services. The

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

Of the $6.2 million and $13.9 million of Other operating expenses for the three and nine months ended September 30, 2019 respectively, the Company has accrued $1.6 million and $5.5 million, respectively, representing a reimbursement of expenses. Of the $3.5 million and $10.2 million of Other operating expenses for the three and nine months ended September 30, 2018, respectively, the Company accrued $2.0 million and $5.5 million, respectively, representing a reimbursement of expenses. The Manager did not waive its right to receive any expense reimbursements for the three and nine months ended September 30, 2019. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of September 30, 2019, 24,506 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2019, the Company has granted an aggregate of 92,744 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of September 30, 2019, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 99,991 restricted stock units granted to the Company’s Manager have vested. The 20,009 restricted stock units that have not vested as of September 30, 2019 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued when the units vest on July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

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

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of September 30, 2019 and December 31, 2018.

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

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. See Note 2 for the fair value of AG Arc as of September 30, 2019 and December 31, 2018.

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

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of September 30, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $18.5 million and $27.3 million, respectively.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 and by $5.0 million to $105.0 million on August 23, 2019 with amendments to the MATH LLC Agreement. As of September 30, 2019, the Company’s share of MATH’s total capital commitment to MATT was $46.8 million, of which the Company had funded $44.6 million, and the Company's remaining commitment was $2.2 million (net of any return of capital to the Company).

On May 15, 2019, the Company, alongside private funds under the management of Angelo Gordon and a third party, entered into the LOTS Agreement, which requires the Company to fund various commitments to LOTS in connection with the origination of Lot Loans. As of September 30, 2019, the Company’s total capital commitment to LOTS was $17.9 million, of which the Company has funded $10.7 million, and the Company's remaining commitment was $7.2 million.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and non-QM loans, the Company may engage asset managers to provide advisory, consultation, asset management and other services to our third-party. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its non-QM loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for its Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the three and nine months ended September 30, 2019, the fees paid by the Company to the Asset Manager totaled $126,604 and $393,484, respectively. For the three and nine months ended September 30, 2018, the fees paid by the Company to the Asset Manager totaled $123,050 and $244,481, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three and nine months ended September 30, 2019 the administrative fees paid by the Company to Arc Home totaled $76,802 and $240,173, respectively. For the three and nine months ended September 30, 2018 the administrative fees paid by the Company to Arc Home totaled $87,264 and $164,946, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

In June 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated non-QM loan securitization, in which non-QM loans with a fair market value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair market value of $42.9 million as of June 30, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

In July 2019, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the "July 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the July 2019 Selling Affiliate had a total fair value of $2.0 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In September 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated non-QM loan securitization, in which non-QM loans with a fair market value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair market value of $28.7 million as of September 30, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

13. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of September 30, 2019, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company offered a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as "accredited investors" under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of common stock ("private placement share") and a warrant ("private placement warrant") to purchase 0.50 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised in 2018 through the expiration date on July 6, 2018.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of September 30, 2019, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three and nine months ended September 30, 2019 and September 30, 2018, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. For the nine months ended September 30, 2019, the Company sold 503,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the three and nine months ended September 30, 2018, the Company sold 511,806 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $9.3 million.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

On September 17, 2019, the Company completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' over-allotment option with a liquidation preference of $25.00 per share. The Company

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, will be equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of the Company's Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.

14. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of September 30, 2019 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 29, 2018	$46,820	$44,590	$2,230
Commercial loan G (b)	July 26, 2018	84,515	39,189	45,326
Commercial loan I (b)	January 23, 2019	20,000	9,435	10,565
Commercial loan J (b)	February 11, 2019	30,000	3,233	26,767
Commercial loan K (b)	February 22, 2019	20,000	7,661	12,339
LOTS (a)	Various	17,922	10,714	7,208
Total		$219,257	$114,822	$104,435

(a)	Refer to Note 12 "Investments in debt and equity of affiliates" for more information regarding MATH and LOTS.

(b)	The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.

Subsequent to quarter end, the Company entered into a credit agreement, pursuant to which the Company has committed to fund revolving loans in an aggregate principal amount not to exceed $12.4 million. This amount remains unfunded through the date of issuance of these Consolidated Financial Statements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The table below presents our results of operations for the three months ended September 30, 2019 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$40,652	$—	$83	$40,735
Interest expense	21,887	1,247	—	23,134
Total Net Interest Income	18,765	(1,247)	83	17,601

Other Income/(Loss)
Rental income	—	3,309	—	3,309
Net realized gain/(loss)	(16,132)	—	—	(16,132)
Net interest component of interest rate swaps	2,179	—	—	2,179
Unrealized gain/(loss) on real estate securities and loans, net	11,726	—	—	11,726
Unrealized gain/(loss) on derivative and other instruments, net	3,258	—	—	3,258
Foreign currency gain/(loss), net	667	—	—	667
Other income	210	33	—	243
Total Other Income/(Loss)	1,908	3,342	—	5,250

Expenses
Management fee to affiliate	—	—	2,346	2,346
Other operating expenses	3,406	154	2,655	6,215
Equity based compensation to affiliate	—	—	76	76
Excise tax	—	—	186	186
Servicing fees	416	—	—	416
Property depreciation and amortization	—	1,013	—	1,013
Property operating expenses	—	1,986	—	1,986
Total Expenses	3,822	3,153	5,263	12,238

Income/(loss) before equity in earnings/(loss) from affiliates	16,851	(1,058)	(5,180)	10,613

Equity in earnings/(loss) from affiliates	(564)	—	—	(564)
Net Income/(Loss)	16,287	(1,058)	(5,180)	10,049

Dividends on preferred stock	—	—	3,720	3,720

Net Income/(Loss) Available to Common Stockholders	$16,287	$(1,058)	$(8,900)	$6,329

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The table below presents our results of operations for the three months ended September 30, 2018 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$39,638	$—	$65	$39,703
Interest expense	18,415	277	—	18,692
Total Net Interest Income	21,223	(277)	65	21,011

Other Income/(Loss)
Rental income	—	794	—	794
Net realized gain/(loss)	(14,204)	—	—	(14,204)
Net interest component of interest rate swaps	1,816	—	—	1,816
Unrealized gain/(loss) on real estate securities and loans, net	700	—	—	700
Unrealized gain/(loss) on derivative and other instruments, net	6,589	—	—	6,589
Other income	1	—	—	1
Total Other Income/(Loss)	(5,098)	794	—	(4,304)

Expenses
Management fee to affiliate	—	—	2,384	2,384
Other operating expenses	701	—	2,802	3,503
Equity based compensation to affiliate	—	—	66	66
Excise tax	—	—	375	375
Servicing fees	148	—	—	148
Property depreciation and amortization	—	494	—	494
Property operating expenses	—	320	—	320
Total Expenses	849	814	5,627	7,290

Income/(loss) before equity in earnings/(loss) from affiliates	15,276	(297)	(5,562)	9,417

Equity in earnings/(loss) from affiliates	13,960	—	—	13,960
Net Income/(Loss)	29,236	(297)	(5,562)	23,377

Dividends on preferred stock	—	—	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$29,236	$(297)	$(8,929)	$20,010
(1) Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The table below presents our results of operations for the nine months ended September 30, 2019 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$122,889	$—	$237	$123,126
Interest expense	67,010	3,742	—	70,752
Total Net Interest Income	55,879	(3,742)	237	52,374

Other Income/(Loss)
Rental income	—	9,868	—	9,868
Net realized gain/(loss)	(64,226)	(95)	—	(64,321)
Net interest component of interest rate swaps	5,760	—	—	5,760
Unrealized gain/(loss) on real estate securities and loans, net	101,644	—	—	101,644
Unrealized gain/(loss) on derivative and other instruments, net	(17,667)	—	—	(17,667)
Foreign currency gain/(loss), net	667	—	—	667
Other income	745	346	94	1,185
Total Other Income/(Loss)	26,923	10,119	94	37,136

Expenses
Management fee to affiliate	—	—	7,091	7,091
Other operating expenses	5,354	246	8,295	13,895
Equity based compensation to affiliate	—	—	275	275
Excise tax	—	—	464	464
Servicing fees	1,203	—	—	1,203
Property depreciation and amortization	—	3,640	—	3,640
Property operating expenses	—	5,775	—	5,775
Total Expenses	6,557	9,661	16,125	32,343

Income/(loss) before equity in earnings/(loss) from affiliates	76,245	(3,284)	(15,794)	57,167

Equity in earnings/(loss) from affiliates	715	—	—	715
Net Income/(Loss)	76,960	(3,284)	(15,794)	57,882

Dividends on preferred stock	—	—	10,455	10,455

Net Income/(Loss) Available to Common Stockholders	$76,960	$(3,284)	$(26,249)	$47,427

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

The table below presents our results of operations for the nine months ended September 30, 2018 by business segment (in thousands):

	Securities and Loans	Single-Family Rental Properties	Corporate	Total
Net Interest Income
Interest income (1)	$115,007	$—	$65	$115,072
Interest expense	50,012	277	—	50,289
Total Net Interest Income	64,995	(277)	65	64,783

Other Income/(Loss)
Rental income	—	794	—	794
Net realized gain/(loss)	(37,103)	—	—	(37,103)
Net interest component of interest rate swaps	1,607	—	—	1,607
Unrealized gain/(loss) on real estate securities and loans, net	(36,032)	—	—	(36,032)
Unrealized gain/(loss) on derivative and other instruments, net	48,460	—	—	48,460
Other income	21	—	—	21
Total Other Income/(Loss)	(23,047)	794	—	(22,253)

Expenses
Management fee to affiliate	—	—	7,210	7,210
Other operating expenses	1,698	—	8,470	10,168
Equity based compensation to affiliate	—	—	211	211
Excise tax	—	—	1,125	1,125
Servicing fees	232	—	—	232
Property depreciation and amortization	—	494	—	494
Property operating expenses	—	320	—	320
Total Expenses	1,930	814	17,016	19,760

Income/(loss) before equity in earnings/(loss) from affiliates	40,018	(297)	(16,951)	22,770

Equity in earnings/(loss) from affiliates	17,023	—	—	17,023
Net Income/(Loss)	57,041	(297)	(16,951)	39,793

Dividends on preferred stock	—	—	10,102	10,102

Net Income/(Loss) Available to Common Stockholders	$57,041	$(297)	$(27,053)	$29,691

(1)	Interest earned on cash and cash equivalents, including money markets, is shown within Corporate.

The table below presents our consolidated balance sheet as of September 30, 2019 by business segment (in thousands):

	Securities and Loans (a)	Single-Family Rental Properties	Corporate	Total
Total Assets	$4,570,945	$143,087	$34,877	$4,748,909
Total Liabilities	$3,783,355	$105,163	$26,218	$3,914,736
Total Stockholders' Equity	$787,590	$37,924	$8,659	$834,173
Total Liabilities & Stockholders' Equity	$4,570,945	$143,087	$34,877	$4,748,909

(a)	Includes Investments in debt and equity of affiliates of $141.2 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

16. Subsequent Events

Subsequent to September 30, 2019, the Company signed a purchase and sale agreement whereby it agreed to sell its portfolio of single-family rental properties to a third party at a price of approximately $137 million.

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

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Agency RMBS, Credit Investments and Single-Family Rental Properties. Our Credit Investments include our Residential Investments, Commercial Investments and ABS Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock, our 8.00% Series B Cumulative Redeemable Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA, MITT PrB, and MITT PrC, respectively.

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

Residential Investments

Our investment portfolio also includes a significant portion of Residential Investments. The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, or are collateralized by non-U.S. mortgages, which we refer to as our Non-Agency RMBS. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities, or are non-U.S. mortgages. Our Non-Agency RMBS include investment grade and non-investment grade fixed- and floating-rate securities. We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A/Subprime

◦	Alt-A (weighted average credit score between 700 and 620); and

◦	Subprime (weighted average credit score below 620).

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (described below)

•	Non-U.S. RMBS

◦	Non-Agency RMBS which are collateralized by non-U.S. mortgages.

•	Interest Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE;

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

•
"Lot Loans," which are first mortgage loans we originate to third party land developers and home builders for purposes of the acquisition and horizontal development of land. These investments are held in one of our unconsolidated subsidiaries, LOT SP I LLC ("LOTS") (see the "Contractual obligations" section of this Item 2 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

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

Market conditions

CoreLogic Case-Shiller reported a 3.2% increase in national home prices year-over-year, down from 3.6% in the previous quarter and down from 6.0% a year ago. Housing activity has remained somewhat mixed, as buyers continue to face affordability headwinds from rising prices and a limited stock of housing in lower- and middle-price tiers, although lower prevailing rates provided a small boost to activity during the quarter. While the inventory headwind has created challenges for buyers, it continues to be a source of support for home prices, as housing demand exceeds the tight inventory available across much of the country. Although the pace of home price appreciation has slowed, the continued positive trajectory in home prices has resulted in an annual 4.8% increase of U.S. homeowner equity in the second quarter of 2019 according to CoreLogic’s Homeowner Equity Report. At the same time, the total number of mortgaged residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased 9% on a year-over-year basis to 2 million homes. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving. According to CoreLogic’s Loan Performance Insights Report, the serious delinquency rate, defined as 90 days or more past due including loans in foreclosure, was 1.7% in June 2019, down from 2.2% in June 2018. This improvement has been driven primarily by the strengthening of borrower’s household balance sheets and the strength of the U.S. labor market. Although unemployment and jobless claims remain at or near historical lows, weakening economic data combined with subdued inflation, ongoing macroeconomic uncertainties and signs of weakening manufacturing and business confidence led the Federal Reserve to cut the federal funds interest rate at its September meeting to a target range of 1.75%-2.00%; this decision was not unanimous, with three members dissenting. Chairman Powell spoke encouragingly about the economy but continued to highlight the elevated downside risks posed by ongoing global trade disputes.  In their revised summary of economic expectations, both growth and inflation remained largely unchanged and appetite for further rate moves was mixed.  The macroeconomic landscape remains largely about global uncertainties stemming from US-China trade and Brexit. The market has continued to price in at least one rate cut prior to year-end. Spreads for many mortgage sectors tightened during the third quarter of 2019 although Agency MBS spreads widened versus benchmarks as the rally in interest rates continued to apply pressure in the form of elevated gross supply, prepayment uncertainty and increased implied volatility. Funding pressures into quarter-end also resulted in erosion of carry in the sector. While the Fed has stepped in to provide relief to funding markets, participants remain uneasy into year-end. The CRT market, which also serves as a barometer of overall mortgage credit, performed well, with tighter spreads for subordinate bonds and stable spreads for mezzanine tranches. Legacy RMBS spreads were broadly unchanged amidst increased secondary trading volumes. CMBS spreads generally ended the quarter in line with levels observed at the beginning of the quarter despite an increase in issuance volumes and lackluster market demand for new issue AAA rated securities. The market conditions and trends outlined above may have a meaningful impact on our operating results and our existing portfolio and may cause us to adjust our investment and financing strategies over time as new opportunities emerge and the risk profile of our business changes.

Recent government activity

The current regulatory environment may be impacted by future legislative developments, such as changes to Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will take. The impact of such potential reforms on our operations is unclear.

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

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2019 and September 30, 2018 (in thousands, except for share and per share data):

	Three Months Ended
	September 30, 2019	September 30, 2018	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$40,735	$39,703	$1,032
Interest expense	23,134	18,692	4,442
Total Net Interest Income	17,601	21,011	(3,410)

Other Income/(Loss)
Rental income	3,309	794	2,515
Net realized gain/(loss)	(16,132)	(14,204)	(1,928)
Net interest component of interest rate swaps	2,179	1,816	363
Unrealized gain/(loss) on real estate securities and loans, net	11,726	700	11,026
Unrealized gain/(loss) on derivative and other instruments, net	3,258	6,589	(3,331)
Foreign currency gain/(loss), net	667	—	667
Other income	243	1	242
Total Other Income/(Loss)	5,250	(4,304)	9,554

Expenses
Management fee to affiliate	2,346	2,384	(38)
Other operating expenses	6,215	3,503	2,712
Equity based compensation to affiliate	76	66	10
Excise tax	186	375	(189)
Servicing fees	416	148	268
Property depreciation and amortization	1,013	494	519
Property operating expenses	1,986	320	1,666
Total Expenses	12,238	7,290	4,948

Income/(loss) before equity in earnings/(loss) from affiliates	10,613	9,417	1,196

Equity in earnings/(loss) from affiliates	(564)	13,960	(14,524)
Net Income/(Loss)	10,049	23,377	(13,328)

Dividends on preferred stock	3,720	3,367	353

Net Income/(Loss) Available to Common Stockholders	$6,329	$20,010	$(13,681)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio excluding SFR and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Interest income increased from September 30, 2018 to September 30, 2019 primarily due to an increase in the weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, of $0.2 billion from $3.2 billion at September 30, 2018 to $3.4 billion at September 30, 2019. This was offset by a decrease in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.17% from 4.90% for the three months ended September 30, 2018 to 4.73% for the three months ended September 30, 2019.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Interest expense increased from September 30, 2018 to September 30, 2019 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.33% from 2.71% for the three months ended September 30, 2018 to 3.04% for the three months ended September 30, 2019. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $0.2 billion from $2.8 billion for the three months ended September 30, 2018 to $3.0 billion for the three months ended September 30, 2019. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds. For the three months ended September 30, 2019 and September 30, 2018, interest expense includes $6.0 thousand and $9.3 thousand, respectively, of deferred financing costs that were excluded from core earnings in transaction related expenses.

Rental income

Rental income is accrued monthly on a straight-line basis over the terms of the leases on our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018 and the increase in income is as a result of holding the portfolio for the whole quarter in 2019.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) sales of single-family rental properties out of our GAAP investment portfolio, if any, (iv) settlement of derivatives and other instruments, and (v) other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 of the Notes to Consolidated Financial Statements (unaudited) for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Sale of real estate securities	$4,589	$(18,053)
Sale of loans, and loans transferred to or sold from Other assets	122	1,043
Settlement of derivatives and other instruments	(17,218)	7,796
OTTI	(3,625)	(4,990)
Total Net realized gain/(loss)	$(16,132)	$(14,204)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

The net interest component of interest rate swaps increased from September 30, 2018 to September 30, 2019 due to a decrease in our weighted average pay rate from 2.24% at September 30, 2018 to 1.60% at September 30, 2019 due to the repositioning of interest rate swaps during the period. This was offset by a decrease in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which the floating leg of these derivative instruments are based, decreased from 2.337% for the three months ended September 30, 2018 to 2.198% for the three months ended September 30, 2019. In addition, the weighted average swap notional decreased from $2.4 billion at September 30, 2018 to $1.1 billion at September 30, 2019.

Unrealized gain/(loss) on real estate securities and loans, net

For the three months ended September 30, 2019, the gain of $11.7 million was comprised of unrealized gains on securities and unrealized gains on loans of $7.6 million and $4.1 million, respectively, during the period. Unrealized gains were primarily due to the rally in interest rates during the period. Realized gains and losses on sales of real estate securities and loans can also impact our "Unrealized gain/(loss) on real estate securities and loans, net" as those sales convert unrealized gains and losses into realized gains and losses.

Unrealized gain/(loss) on derivative and other instruments, net

For the three months ended September 30, 2019, the gain of $3.3 million was comprised of unrealized gains on certain derivatives and other instruments of $4.6 million and unrealized losses on TBAs of $1.3 million. Realized gains and losses on sales of derivatives and other instruments can impact our "Unrealized gain/(loss) on derivative and other instruments, net" as those sales convert unrealized gains and losses into realized gains and losses.

Foreign currency gain/(loss), net

Foreign currency gain/(loss), net pertains to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period.

We acquired assets and liabilities denominated in foreign currencies during the three months ended September 30, 2019, causing the change period over period.

Other income

Other income pertains to certain fees we receive on our residential mortgage loan, commercial real estate loan, and CMBS portfolios, ancillary rental income and insurance proceeds we receive on our SFR portfolio and a premium received on a credit default swap which was entered into and expired in Q2 2019.

For the three months ended September 30, 2019 and September 30, 2018, Other income increased primarily as a result of certain fees received on our commercial loans.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

For the three months ended September 30, 2019 and September 30, 2018, our management fees were relatively flat.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Refer to the “Contractual obligations” section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses within our reportable segments and corporate for the three months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Corporate
Affiliate expense reimbursement - Operating expenses	$1,423	$1,628
Professional fees	528	539
D&O insurance	174	176
Directors' compensation	222	218
Other	308	241
Total Corporate	2,655	2,802

Securities and Loans and Single-Family Rental Properties Segments
Affiliate expense reimbursement - Deal related expenses	145	154
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees	—	228
Professional fees (1)	120	33
Residential mortgage loan related expenses	298	177
Transaction related expenses and deal related performance fees (2)	2,868	(35)
Other	129	144
Total Securities and Loans and Single-Family Rental Properties Segments	3,560	701
Total Other operating expenses	$6,215	$3,503

(1)
For the three months ended September 30, 2019, we incurred $78.7 thousand of professional fees related to the Single-Family Rental Properties Segment. No professional fees were incurred relating to the Single-Family Rental Properties Segment for the three months ended September 30, 2018.

(2)
For the three months ended September 30, 2019, we incurred $75.0 thousand of transaction related expenses and deal related performance fees related to the Single-Family Rental Properties Segment. No transaction related expenses and deal related performance fees were incurred relating to the Single-Family Rental Properties Segment for the three months ended September 30, 2018.

The increase in Transaction related expenses and deal related performance fees from the three months ended September 30, 2018 to the three months ended September 30, 2019 is primarily a result of expenses incurred in connection with the Q3 2019 securitization transaction of certain of our re-performing residential mortgage loans. See Note 4 to the Notes to Consolidated Financial Statements (unaudited) for more detail on this securitization transaction.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

For the three months ended September 30, 2019 and September 30, 2018, our equity based compensation to affiliate was relatively flat.

Excise tax

Excise tax represents a four percent tax on the required amount of our ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations. For the three months ended September 30, 2019 and September 30, 2018, the decrease relates to decreased estimated undistributed taxable income.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of September 30, 2019 and September 30, 2018, we owned Residential mortgage loans with a fair market value of $379.4 million and $87.6 million, respectively. This increase in the fair market value of the Residential mortgage loans we own pertains to the purchase of Residential mortgage loan pools in 2018 and 2019.

For the three months ended September 30, 2019 and September 30, 2018 our servicing fees increased primarily due to our purchases of these pools of Residential mortgage loans in 2018 and 2019.

Property depreciation and amortization

We recognize straight line depreciation and amortization on our buildings, in-place lease intangibles and any capitalized acquisition, renovation, or other expense that improves or extends the useful life of our SFR portfolio. We acquired a stabilized portfolio of SFR in September 2018 and the increased expense is as a result of holding the portfolio for the whole quarter in 2019.

Property operating expenses

Property operating expenses may include property taxes, insurance, homeowner association fees, market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, marketing expenses, and property management fees on our SFR portfolio. Property management fees represent costs associated with the oversight and management of our SFR portfolio. Our SFR portfolio is managed by Conrex. We acquired a stabilized portfolio of SFR in September 2018 and the increase in expenses is as a result of holding the portfolio for the whole quarter in 2019.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc. The decrease from the quarter ended September 30, 2018 to the quarter ended September 30, 2019 primarily pertains to our share of the unrealized losses on investments held within affiliated entities.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2019 and September 30, 2018 (in thousands, except for share and per share data):

	Nine Months Ended
	September 30, 2019	September 30, 2018	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$123,126	$115,072	$8,054
Interest expense	70,752	50,289	20,463
Total Net Interest Income	52,374	64,783	(12,409)

Other Income/(Loss)
Rental income	9,868	794	9,074
Net realized gain/(loss)	(64,321)	(37,103)	(27,218)
Net interest component of interest rate swaps	5,760	1,607	4,153
Unrealized gain/(loss) on real estate securities and loans, net	101,644	(36,032)	137,676
Unrealized gain/(loss) on derivative and other instruments, net	(17,667)	48,460	(66,127)
Foreign currency gain/(loss), net	667	—	667
Other income	1,185	21	1,164
Total Other Income/(Loss)	37,136	(22,253)	59,389

Expenses
Management fee to affiliate	7,091	7,210	(119)
Other operating expenses	13,895	10,168	3,727
Equity based compensation to affiliate	275	211	64
Excise tax	464	1,125	(661)
Servicing fees	1,203	232	971
Property depreciation and amortization	3,640	494	3,146
Property operating expenses	5,775	320	5,455
Total Expenses	32,343	19,760	12,583

Income/(loss) before equity in earnings/(loss) from affiliates	57,167	22,770	34,397

Equity in earnings/(loss) from affiliates	715	17,023	(16,308)
Net Income/(Loss)	57,882	39,793	18,089

Dividends on preferred stock	10,455	10,102	353

Net Income/(Loss) Available to Common Stockholders	$47,427	$29,691	$17,736

Interest income

Interest income increased from September 30, 2018 to September 30, 2019 primarily due to an increase in the weighted average yield on our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, during the period of 0.16% from 4.70% for the nine months ended September 30, 2018 to 4.86% for the nine months ended September 30, 2019. This was coupled with an increase in the weighted average cost of our GAAP investment portfolio (excluding SFR) and U.S. Treasury securities, if any, of $0.1 billion from $3.3 billion at September 30, 2018 to $3.4 billion at September 30, 2019.

Interest expense

Interest expense increased from September 30, 2018 to September 30, 2019 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.69% from 2.42% for the nine months ended September 30, 2018 to 3.11% for the nine months ended September 30, 2019. This was coupled with an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $0.2 billion from $2.8 billion for the nine months ended September 30, 2018 to $3.0 billion for the nine months ended September 30, 2019. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds. For the nine months ended September 30, 2019 and September 30, 2018, interest expense includes $0.1 million and $11.7 thousand, respectively, of deferred financing costs that were excluded from core earnings in transaction related expenses.

Rental income

The increase in Rental Income is a result of holding the SFR portfolio for the entire nine months ended September 30, 2019.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Sale of real estate securities	$10,396	$(47,421)
Sale of loans, and loans transferred to or sold from Other assets	1,070	2,272
Settlement of derivatives and other instruments	(58,665)	14,744
OTTI	(17,122)	(6,698)
Total Net realized gain/(loss)	$(64,321)	$(37,103)

Net interest component of interest rate swaps

The net interest component of interest rate swaps increased from September 30, 2018 to September 30, 2019 due to a decrease in our weighted average pay rate from 2.24% at September 30, 2018 to 1.60% at September 30, 2019 due to the repositioning of interest rate swaps during the the period. This was coupled with an increase in the average 3 month LIBOR rate (receive rate). Average 3 month LIBOR, the interest rate upon which the floating leg of these derivative instruments are based, increased from 2.200% for the nine months ended September 30, 2018 to 2.462% for the nine months ended September 30, 2019. In addition, the weighted average swap notional decreased from $2.4 billion at September 30, 2018 to $1.5 billion at September 30, 2019.

Unrealized gain/(loss) on real estate securities and loans, net

For the nine months ended September 30, 2019, the $101.6 million gain was comprised of unrealized gains on securities and unrealized gains on loans of $90.5 million and $11.1 million, respectively, during the period. Unrealized gains were primarily due to the rally in interest rates during the period. Realized gains and losses on sales of real estate securities and loans can also impact our "Unrealized gain/(loss) on real estate securities and loans, net" as those sales convert unrealized gains and losses into realized gains and losses.

Unrealized gain/(loss) on derivative and other instruments, net

For the nine months ended September 30, 2019, the $(17.7) million loss was comprised of unrealized losses on certain derivatives and other instruments of $16.7 million and unrealized losses on TBAs of $1.0 million. Realized gains and losses on sales of derivatives and other instruments can impact our "Unrealized gain/(loss) on derivative and other instruments, net" as those sales convert unrealized gains and losses into realized gains and losses.

Foreign currency gain/(loss), net

We acquired assets and liabilities denominated in foreign currencies during the nine months ended September 30, 2019, causing the change period over period.

Other income

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, Other income increased as a result of increased commercial loan origination fees received related to the acquisition of new commercial real estate loans and increased insurance proceeds received on our SFR portfolio.

Management fee to affiliate

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our management fees decreased due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses within our reportable segments and corporate for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Corporate
Affiliate expense reimbursement - Operating expenses	$4,913	$4,889
Professional fees	1,437	1,680
D&O insurance	522	533
Directors’ compensation	661	637
Other	762	731
Total Corporate	8,295	8,470

Securities and Loans and Single-Family Rental Properties Segments
Affiliate expense reimbursement - Deal related expenses	512	356
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees	42	228
Professional fees (1)	304	109
Residential mortgage loan related expenses	696	470
Transaction related expenses and deal related performance fees (2)	3,631	276
Other	415	259
Total Securities and Loans and Single-Family Rental Properties Segments	5,600	1,698
Total Other operating expenses	$13,895	$10,168

(1)
For the nine months ended September 30, 2019, we incurred $169.9 thousand of professional fees related to the Single-Family Rental Properties Segment. No professional fees were incurred relating to the Single-Family Rental Properties Segment for the nine months ended September 30, 2018.

(2)
For the nine months ended September 30, 2019, we incurred $75.0 thousand of transaction related expenses and deal related performance fees related to the Single-Family Rental Properties Segment. No transaction related expenses and deal related performance fees were incurred relating to the Single-Family Rental Properties Segment for the nine months ended September 30, 2018.

The increase in Transaction related expenses and deal related performance fees from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 is primarily a result of expenses incurred in connection with the Q3 2019 securitization transaction of certain of our re-performing residential mortgage loans. See Note 4 to the Notes to Consolidated Financial Statements (unaudited) for more detail on this securitization transaction.

Equity based compensation to affiliate

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our equity based compensation to affiliate increased due to a retrospective adjustment in Q1 2019 as a result of our adoption of ASU 2018-7, which changed the measurement of nonemployee share-based payment award recognition from the performance completion date (generally the vesting date) to the grant date.

Excise tax

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, our excise tax decreased due primarily to a true up based on 2018 undistributed taxable income taken in the current period coupled with a decrease in our current estimated undistributed taxable income.

Servicing fees

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 our servicing fees increased primarily because of purchases of residential mortgage loans in 2018 and 2019.

Property depreciation and amortization

The increase in property depreciation and amortization is attributable to our ownership of the SFR portfolio for the entire nine months ended September 30, 2019.

Property operating expenses

The increase in property operating expenses is attributable to our ownership of the SFR portfolio for the entire nine months ended September 30, 2019.

Equity in earnings/(loss) from affiliates

The decrease from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily pertains to our share of the unrealized losses on one of our investments held within an affiliated entity.

Book value per share

As of September 30, 2019, December 31, 2018 and September 30, 2018, our book value per common share was $17.16, $17.21 and $19.16 respectively.

Undepreciated book value per share is a non-GAAP book value metric which adds accumulated depreciation and amortization back to book value to present an adjusted book value that incorporates our single-family rental property portfolio at its undepreciated basis. This metric allows management to consider the investment portfolio exclusive of non-cash adjustments and facilitates the comparison of our financial performance to peer REITs. A reconciliation of book value per share to undepreciated book value per share as of September 30, 2019, December 31, 2018 and September 30, 2018 is presented below.

	September 30, 2019	December 31, 2018	September 30, 2018
Book value per share	$17.16	$17.21	$19.16
Add back: Accumulated depreciation and amortization per share	0.18	0.09	0.02
Undepreciated book value per share	$17.34	$17.30	$19.18

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares granted to AG REIT Management, LLC, our external manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of our 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as the numerator.

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

Net interest margin and leverage ratio

GAAP net interest margin and net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio or our investment portfolio, respectively, which both exclude cash held by us and any net TBA position. The weighted average yield on our Agency RMBS portfolio and our credit portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The weighted average yield on our SFR portfolio represents annualized net operating income for the quarter divided by the carrying value of our SFR portfolio gross of accumulated depreciation and amortization. Net operating income on our SFR portfolio is comprised of rental income and other SFR related income less property operating expenses. The calculation of weighted average yield is weighted on net carrying value. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio or our investment portfolio and securitized debt at quarter-end, exclusive of repurchase agreements associated with U.S. Treasury securities, if any.

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of September 30, 2019 and September 30, 2018 and a reconciliation to our GAAP investment portfolio:

September 30, 2019
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield (b)	4.46%	6.51%	4.62%
Cost of Funds (c)	2.50%	4.48%	2.62%
Net Interest Margin	1.96%	2.03%	2.00%
Leverage Ratio (d)	4.6x	(e)	4.7x
September 30, 2018
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield (b)	5.14%	6.66%	5.24%
Cost of Funds (c)	2.67%	4.70%	2.75%
Net Interest Margin	2.47%	1.96%	2.49%
Leverage Ratio (d)	4.0x	(e)	4.1x

(a)	Excludes any net TBA position.

(b)
Yield on our SFR portfolio is based on annualized quarterly net operating income divided by carrying value, gross of accumulated depreciation and amortization. As of September 30, 2019 and September 30, 2018, our SFR portfolio had a yield of 3.79% and 6.09%, respectively.

(c)	Includes cost of non-recourse financing arrangements. Non-recourse financing arrangements include securitized debt and our term loan.

(d)
The leverage ratio on our investment portfolio represents economic leverage as defined below in the "Financing Activities" section. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.

(e)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) unrealized gains/(losses) on real estate securities, loans, derivatives and other investments, realized gains/(losses) on the sale or termination of such instruments and any OTTI, (ii) beginning with Q2 2018, as a policy change, any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) beginning with Q3 2018, concurrent with a change in our business, any depreciation or amortization expense related to our SFR portfolio, (iv) beginning with Q3 2018, as a policy change, accrued deal related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), (v) beginning with Q4 2018 and applied retrospectively, as a policy change, realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights as well as realized and unrealized changes in the fair value of derivatives that are intended to offset changes in the fair value of those net mortgage servicing rights, and (vi) beginning in Q3 2019, concurrent with a change in our business, any foreign currency gains/(losses) relating to monetary assets and liabilities. Items (i) through (vi) above include any amounts related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at acquisition or disposition and does not view them as being part of its core operations. Management views the exclusion described in (v) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financials, provides supplemental information useful for investors as it enables them to evaluate our current core performance using the same measure that management uses to operate the business. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three and nine months ended September 30, 2019 and September 30, 2018 is set forth below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income/(loss) available to common stockholders	$6,329	$20,010	$47,427	$29,691
Add (Deduct):
Net realized (gain)/loss	16,132	14,204	64,321	37,103
Unrealized (gain)/loss on real estate securities and loans, net	(11,726)	(700)	(101,644)	36,032
Unrealized (gain)/loss on derivative and other instruments, net	(3,258)	(6,589)	17,667	(48,460)
Property depreciation and amortization	1,013	494	3,640	494
Transaction related expenses and deal related performance fees (a)(b)(c)	2,874	216	3,816	530
Equity in (earnings)/loss from affiliates	564	(13,960)	(715)	(17,023)
Net interest income and expenses from equity method investments (d)	1,641	1,597	3,997	5,621
Foreign currency (gain)/loss, net	(667)	—	(667)	—
Dollar roll income	138	453	858	1,598
Other income	(37)	—	(298)	—
Core Earnings (e)	$13,003	$15,725	$38,402	$45,586

Core Earnings, per Diluted Share (e)	$0.40	$0.56	$1.20	$1.61

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

(c)
Refer to changes in Interest expense and Other operating expenses in our "Results of Operations" section above for a breakout of transaction related expenses and deal related performance fees for the three and nine months ended September 30, 2019 and September 30, 2018.

(d)
For the three months ended September 30, 2019 and September 30, 2018, $(2.8) million or $(0.09) per diluted share and $1.0 million or $0.03 per diluted share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core earnings per diluted share as a result of our modification to the definition and calculation of Core Earnings in Q4 2018. For the nine months ended September 30, 2019 and September 30, 2018, $(10.4) million or $(0.33) per diluted share and $3.1 million or $0.11 per diluted share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core earnings per diluted share.

(e)
The three months ended September 30, 2019 and September 30, 2018 include cumulative retrospective adjustments of $(0.6) million or $(0.02) per diluted share and $0.2 million or $0.01 per diluted share, respectively, on the premium amortization for investments accounted for under ASC 320-10.

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

The following table presents a detailed break-down of our investment portfolio as of September 30, 2019 and December 31, 2018 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Amortized Cost		Carrying Value (a)		Percent of Investment Portfolio Carrying Value		Leverage Ratio (b)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Securities and Loans Segment
Agency RMBS	$2,900,734	$2,019,617	$2,965,667	$2,015,586	60.0%	56.6%	7.8x	7.0x
Residential Investments	1,294,540	969,484	1,369,769	1,019,116	27.7%	28.6%	2.9x	3.3x
Commercial Investments	429,126	348,720	457,761	365,052	9.3%	10.3%	2.2x	2.4x
ABS	12,933	21,946	12,292	21,160	0.2%	0.6%	3.1x	1.0x
Total Securities and Loans Segment	4,637,333	3,359,767	4,805,489	3,420,914	97.2%	96.1%	4.9x	4.7x

Single-Family Rental Properties Segment
Single-Family Rental Properties	136,098	138,678	136,098	138,678	2.8%	3.9%	N/A	N/A
Total: Investment Portfolio	$4,773,431	$3,498,445	$4,941,587	$3,559,592	100.0%	100.0%	4.7x	4.4x
Investments in Debt and Equity of Affiliates (c)	$269,720	$212,349	$278,776	$213,419	N/A	N/A	(d)	(d)
TBAs	$152,984	$—	$153,175	$—	N/A	N/A	(d)	(d)
Total: GAAP Investment Portfolio	$4,350,727	$3,286,096	$4,509,636	$3,346,173	N/A	N/A	4.6x	4.3x

(a)	Carrying value represents fair value, except in the case of Single-family rental properties, where it represents cost less accumulated depreciation and amortization.

(b)
The leverage ratio on our investment portfolio represents economic leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart below). The economic leverage ratio excludes any non-recourse financing arrangements, including securitized debt and our term loan. The leverage ratio on our Agency RMBS includes any net receivables on TBA. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.

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

The following table presents a summary of the allocated equity of our investment portfolio as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Allocated Equity		Percent of Equity
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Securities and Loans Segment
Agency RMBS	$342,443	$257,454	41.1%	39.2%
Residential Investments	307,420	241,284	36.9%	36.8%
Commercial Investments	145,888	109,159	17.4%	16.6%
ABS	3,012	10,293	0.4%	1.6%
Total Securities and Loans Segment	798,763	618,190	95.8%	94.2%

Single-Family Rental Properties Segment
Single-Family Rental Properties	35,410	37,821	4.2%	5.8%
Total	$834,173	$656,011	100.0%	100.0%

Securities and Loans Segment

The following table presents a reconciliation of our Securities and Loans Segment to our GAAP Securities and Loan Segment as of September 30, 2019 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3) (4)
Agency RMBS:
30 Year Fixed Rate	$2,578,886	$2,651,900	$69,788	$2,721,688	3.82%	3.19%	5.45
Inverse Interest Only	218,969	37,317	(840)	36,477	4.13%	6.65%	5.10
Interest Only	273,218	37,351	(1,566)	35,785	3.56%	2.88%	4.01
Excess MSR (5)	3,277,526	21,182	(2,640)	18,542	N/A	6.79%	5.15
Fixed Rate 30 Year TBA (6)	150,000	152,984	191	153,175	3.08%	N/A	N/A
Total Agency RMBS	6,498,599	2,900,734	64,933	2,965,667	3.78%	3.25%	5.22

Credit Investments:
Residential Investments
Prime (7)	316,144	227,028	32,119	259,147	4.91%	7.46%	11.48
Alt-A/Subprime (7)	208,008	130,311	14,308	144,619	4.65%	7.06%	6.38
Credit Risk Transfer	249,808	250,436	8,724	259,160	5.40%	5.50%	5.86
Non-U.S. RMBS	38,683	48,156	(514)	47,642	3.40%	3.37%	3.03
Interest Only and Excess MSR (8)	297,034	1,903	(329)	1,574	0.67%	4.81%	5.20
Re/Non-Performing Loans	531,600	449,757	19,137	468,894	4.50%	6.47%	6.77
New Origination Loans	856,881	186,949	1,784	188,733	2.02%	6.23%	1.60
Total Residential Investments	2,498,158	1,294,540	75,229	1,369,769	3.73%	6.39%	5.23
Commercial Investments
CMBS	173,177	165,404	2,614	168,018	5.46%	5.91%	3.38
Freddie Mac K-Series	201,618	76,084	21,191	97,275	5.90%	12.29%	8.81
Interest Only (9)	3,293,688	41,833	4,117	45,950	0.24%	7.14%	3.10
Commercial Real Estate Loans (10)	146,518	145,805	713	146,518	7.08%	7.39%	2.25
Total Commercial Investments	3,815,001	429,126	28,635	457,761	0.79%	7.86%	3.38
ABS	13,000	12,933	(641)	12,292	8.77%	10.04%	7.23
Total Credit Investments	6,326,159	1,736,599	103,223	1,839,822	1.82%	6.78%	4.12
Total: Securities and Loans Segment	$12,824,758	$4,637,333	$168,156	$4,805,489	2.54%	4.65%	4.67
Investments in Debt and Equity of Affiliates	$1,339,188	$269,720	$9,056	$278,776	1.92%	6.51%	2.49
TBAs	$150,000	$152,984	$191	$153,175	3.08%	N/A	N/A
Total: GAAP Securities and Loans Segment	$11,335,570	$4,214,629	$158,909	$4,373,538	2.59%	4.48%	4.86

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

(7)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 659, respectively.

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

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio, on an annualized basis, as of the periods presented:

	Fair Value		CPR (1)(2)
Agency RMBS	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
30 Year Fixed Rate	$2,721,688	$1,830,115	9.7%	4.0%
Fixed Rate CMO	—	44,357	—%	5.2%
ARM (3)	—	—	—%	11.4%
Inverse Interest Only	36,477	52,358	15.1%	6.8%
Interest Only	35,785	61,450	11.4%	8.6%
Total/Weighted Average	$2,793,950	$1,988,280	9.8%	4.4%

(1)	Represents the weighted average monthly CPRs published during the quarters ended of September 30, 2019 and December 31, 2018 for our in-place portfolio as of the same period.

(2)	Source: Bloomberg

(3)	We held ARMs during the fourth quarter of 2018, but sold them prior to December 31, 2018.

The following table presents a break out of the fair value of our credit portfolio into securities and loans, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	September 30, 2019	December 31, 2018
Non-Agency RMBS (1)	$819,360	$716,197
CMBS (2)	311,243	266,478
ABS	12,292	21,160
Total Credit securities	1,142,895	1,003,835

Residential loans (3)	550,409	302,919
Commercial real estate loans	146,518	98,574
Total loans	696,927	401,493

Total Credit investments	$1,839,822	$1,405,328
Less: Investments in Debt and Equity of Affiliates	$278,237	$212,555
Total GAAP Credit Portfolio	$1,561,585	$1,192,773

(1)	Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans and New Origination Loans that are held in securitized form.

(2)	Includes CMBS, Freddie Mac K-Series, and Interest-Only investments.

(3)	Includes Re/Non-Performing Loans and New Origination Loans that are not held in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of September 30, 2019 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$295,266	$211,660	$28,299	$239,959	5.06%	7.24%	12.17
2010	1,143	1,008	46	1,054	2.40%	6.67%	2.97
2011	5,165	4,541	117	4,658	4.54%	5.94%	4.95
2012	4,051	3,350	534	3,884	4.04%	6.85%	3.44
2013	69,930	11,388	1,532	12,920	2.07%	7.77%	2.52
2014	982,555	40,453	5,299	45,752	0.32%	10.48%	0.70
2015	908,038	106,623	20,181	126,804	0.85%	9.20%	4.06
2016	1,247,992	101,703	14,855	116,558	0.75%	8.50%	4.60
2017	791,328	177,814	8,780	186,594	1.36%	6.85%	5.25
2018	273,600	102,340	3,266	105,606	2.13%	5.73%	6.05
2019	978,938	292,114	6,992	299,106	2.01%	6.26%	2.19
Total: Credit Securities	$5,558,006	$1,052,994	$89,901	$1,142,895	1.29%	7.25%	3.94
Investments in Debt and Equity of Affiliates	$941,167	$99,380	$7,977	$107,357	0.70%	9.82%	2.29
Total: GAAP Basis	$4,616,839	$953,614	$81,924	$1,035,538	1.37%	6.99%	4.27

(1)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

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

The following table presents the fair value of our credit securities portfolio by credit rating as of September 30, 2019 and December 31, 2018 (in thousands):

Credit Rating - Credit Securities (1)	September 30, 2019 (2)	December 31, 2018 (2)
AAA	$13,319	$15,240
A	13,802	24,824
BBB	38,268	27,510
BB	113,984	71,678
B	177,014	146,753
Below B	114,308	144,962
Not Rated	672,200	572,868
Total: Credit Securities	$1,142,895	$1,003,835
Investments in Debt and Equity of Affiliates	$107,357	$95,940
Total: GAAP Basis	$1,035,538	$907,895

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

(2)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios ($ in thousands):

September 30, 2019
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$153,340	21.4%	Texas	$37,082	11.9%
Florida	50,562	7.1%	California	33,978	10.9%
New York	42,313	5.9%	New York	25,712	8.3%
Colorado	36,218	5.1%	Florida	23,998	7.7%
Texas	31,083	4.3%	New Jersey	18,407	5.9%
Other	505,844	56.2%	Other	172,066	55.3%
Total	$819,360	100.0%	Total	$311,243	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)
Non-Agency RMBS fair value includes $56.5 million of investments where there was no data regarding the underlying collateral and $47.6 million of investments which are collateralized by non-U.S. mortgages. These positions were excluded from the percent calculation.

December 31, 2018
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$149,417	23.4%	Texas	$29,064	10.9%
Florida	42,175	6.6%	California	26,174	9.8%
New York	40,667	6.4%	Florida	23,254	8.7%
Colorado	28,180	4.4%	New York	21,446	8.0%
Georgia	26,551	4.2%	New Jersey	20,756	7.8%
Other	429,207	55.0%	Other	145,784	54.8%
Total	$716,197	100.0%	Total	$266,478	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)	Non-Agency RMBS fair value includes $78.8 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

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

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

September 30, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$259,147	11.4%	135.4	9.4%
Alt-A/Subprime	144,619	12.3%	157.0	15.7%
Credit Risk Transfer	259,160	0.2%	14.9	1.5%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$168,018	0.2%	28.4	11.8%
Freddie Mac K Series	97,275	0.7%	47.2	0.5%

December 31, 2018
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$316,391	10.4%	133.2	11.9%
Alt-A/Subprime	137,995	14.6%	152.1	16.5%
Credit Risk Transfer	149,668	0.3%	24.0	1.2%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$129,829	1.1%	29.6	13.6%
Freddie Mac K Series	85,284	0.7%	39.7	0.6%

*Sources: Intex, Trepp

The following table presents detail on our commercial real estate loan portfolio on September 30, 2019 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield (4)	Life (Years) (5)	Initial Stated Maturity Date	Extended Maturity Date (6)	Location
Loan G (7)	$39,189	$—	$39,189	$—	$—	$39,189	6.79%	6.79%	0.79	July 9, 2020	July 9, 2022	CA
Loan H (8)	36,000	—	36,000	—	—	36,000	6.03%	6.03%	0.45	March 9, 2019	March 9, 2020	AZ
Loan I (9)	9,435	(205)	9,230	205	—	9,435	12.54%	14.71%	1.30	February 9, 2021	February 9, 2023	MN
Loan J (10)	3,233	—	3,233	—	—	3,233	6.75%	6.75%	2.38	January 1, 2023	January 1, 2024	NY
Loan K (11)	7,661	—	7,661	—	—	7,661	11.10%	12.29%	1.89	May 22, 2021	February 22, 2024	NY
Loan L (12)	51,000	(508)	50,492	508	—	51,000	6.44%	6.75%	4.88	July 22, 2022	July 22, 2024	IL
	$146,518	$(713)	$145,805	$713	$—	$146,518	7.08%	7.39%	2.25

(1)	We have the contractual right to receive a balloon payment for each loan.

(2)	Loan B paid off at par in Q3 2019 and we received $32.8 million of principal proceeds.

(3)	Each commercial real estate loan investment has a variable coupon rate.

(4)	Yield includes any exit fees.

(5)	Actual maturities of commercial real estate loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(6)	Represents the maturity date of the last possible extension option.

(7)	Loan G is a first mortgage of up to $84.5 million, of which $39.2 million has been funded.

(8)	Loan H is a first mortgage of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

(9)	Loan I is a mezzanine loan of up to $20.0 million, of which $9.4 million has been funded.

(10)	Loan J is a first mortgage of up to $30.0 million, of which $3.2 million had been funded.

(11)
Loan K is comprised of a first mortgage and mezzanine loan of up to $15.0 million and $5.0 million, respectively. As of September 30, 2019, $5.8 million and $1.9 million of the first mortgage and mezzanine loan, respectively, have been funded.

(12)	Loan L is comprised of a first mortgage and mezzanine loan of up to $45.9 million and $5.1 million, respectively, all of which has been funded.

The following table presents detail on our commercial real estate loan portfolio on December 31, 2018 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	7.13%	7.51%	0.52	July 1, 2016	July 1, 2019	TX
Loan F (7)	10,417	(1)	10,416	1	—	10,417	13.39%	14.02%	0.03	September 9, 2018	September 9, 2019	MN
Loan G (8)	19,357	—	19,357	—	—	19,357	7.14%	7.14%	1.54	July 9, 2020	July 9, 2022	CA
Loan H (9)	36,000	—	36,000	—	—	36,000	6.21%	6.21%	1.21	March 9, 2019	March 9, 2020	AZ
	$98,574	$(1)	$98,573	$1	$—	$98,574	7.45%	7.65%	0.92

(1)	We have the contractual right to receive a balloon payment for each loan.

(2)	Each commercial real estate loan investment has a variable coupon rate.

(3)	Yield includes any exit fees.

(4)	Actual maturities of commercial real estate loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)	Loan B is comprised of a first mortgage and mezzanine loan of $31.8 million and $1.0 million, respectively. As of December 31, 2018, Loan B has been extended to the extended maturity date shown above.

(7)
Loan F is a mezzanine loan of up to $10.4 million, all of which has been funded. As of December 31, 2018, Loan F has been extended to January 2019. Loan F paid off at par in Q1 2019, and we received proceeds of $10.4 million.

(8)	Loan G is a first mortgage loan of up to $75.0 million, of which $19.4 million has been funded.

(9)	Loan H is a first mortgage loan of up to $36.0 million, all of which has been funded. As of Q1 2019, Loan H has been extended to the extended maturity date.

Single-Family Rental Properties Segment

The following table presents information by state on our SFR portfolio as of September 30, 2019.

State	Number of Properties (a)	Average Occupancy	Average Monthly Rent (b)	Average Monthly Rent PSF (b)	Percent of Rental Income (c)
South Carolina	435	93.6%	$1,103	$0.77	38.1%
Alabama	296	93.9%	1,012	0.67	23.9%
Georgia	209	89.5%	920	0.62	14.6%
North Carolina	120	95.0%	984	0.71	9.5%
Ohio	70	95.7%	1,090	0.79	6.2%
Indiana	49	91.8%	1,093	0.71	4.2%
Tennessee	43	93.0%	1,049	0.73	3.5%
Total	1,222	93.1%	$1,036	$0.71	100.0%

(a)	Represents stabilized properties that have the ability to generate income as of September 30, 2019.

(b)	Represents average monthly straight-line rents for occupied residences as of September 30, 2019.

(c)	Represents the percentage of total straight-line rents for occupied residences in each state as of September 30, 2019.

The following table presents summarized information on our SFR portfolio as of December 31, 2018.

	Number of Properties (a)	Average Occupancy	Average Monthly Rent (b)	Average Monthly Rent PSF (b)	Percent of Rental Income (c)
Total	1,225	87.9%	$1,020	$0.71	100.0%

(a)	Represents stabilized properties that have the ability to generate income as of December 31, 2018.

(b)	Represents average straight-line rents for occupied residences as of December 31, 2018.

(c)	Represents the percentage of total straight-line rents for occupied residences in each state as of December 31, 2018.

Financing activities

We use leverage to purchase real estate, real estate securities, and loans in our investment portfolio. In 2019 and 2018, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the three and nine months ended September 30, 2019, but we continue to monitor the regulatory environment, which may influence the timing and amount of our financing activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 32 and 31 counterparties at September 30, 2019 and December 31, 2018, respectively.

The vast majority of our financing arrangements are repurchase agreements. Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we will have the related principal and interest payments remitted to us by the lender. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of September 30, 2019 and December 31, 2018, we have met all margin call requirements.

For the nine months ended September 30, 2019, we noted changes in the spread of our financing arrangements. The Fed elected to cut the federal funds rate by a total of 50 basis points during Q3 2019. As a result, our cost of financing decreased from 3.19% at December 31, 2018 to 2.77% at September 30, 2019.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2019
Non-GAAP Basis	$3,822,951	$3,403,719	$3,822,951
Less: Investments in Debt and Equity of Affiliates	195,949	238,144	279,478
GAAP Basis	$3,627,002	$3,165,575	$3,543,473
June 30, 2019
Non-GAAP Basis	$3,176,519	$3,268,591	$3,365,461
Less: Investments in Debt and Equity of Affiliates	183,286	216,024	238,045
GAAP Basis	$2,993,233	$3,052,567	$3,127,416
March 31, 2019
Non-GAAP Basis	$3,392,457	$3,171,994	$3,392,456
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,214,909	$2,997,322	$3,212,932
December 31, 2018
Non-GAAP Basis	$2,962,244	$2,953,741	$2,968,859

Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,822,505	$2,827,890	$2,829,120
September 30, 2018
Non-GAAP Basis	$3,015,530	$2,896,931	$3,015,530
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,913,381	$2,804,098	$2,913,381
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594
December 31, 2016
Non-GAAP Basis	$1,910,509	$1,972,785	$2,009,130
Less: Investments in Debt and Equity of Affiliates	9,999	10,525	11,019
GAAP Basis	$1,900,510	$1,962,260	$1,998,111
September 30, 2016
Non-GAAP Basis	$2,237,849	$2,242,396	$2,275,368
Less: Investments in Debt and Equity of Affiliates	11,485	12,147	12,843
GAAP Basis	$2,226,364	$2,230,249	$2,262,525

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

Financing arrangements on our investment portfolio

As of September 30, 2019 and December 31, 2018, we have entered into financing arrangements on our investment portfolio with 45 and 44 counterparties under which we had outstanding debt with 32 and 31 counterparties, respectively, inclusive of financing arrangements in affiliated entities. See Note 8 to the "Notes to Consolidated Financial Statements (unaudited)" for a description of our material financing arrangements.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of financing arrangements on our investment portfolio as of September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Repurchase agreements	$3,478,021	$2,650,898
Term loan, net	102,014	102,017
Revolving facilities	242,916	209,329
Total: Non-GAAP Basis	$3,822,951	$2,962,244
Investments in Debt and Equity of Affiliates	$195,949	$139,739
Total: GAAP Basis	$3,627,002	$2,822,505

The following table presents a summary of financing arrangements on our Investment Portfolio, by segment, as of September 30, 2019 ($ in thousands):

	Securities and Loans Segment				Single-Family Rental Properties Segment		Total
	Agency		Credit		SFR
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$111,793	2.55%	$—	—	$—	—	$111,793	2.55%
30 days or less	2,163,107	2.31%	615,924	3.11%	—	—	2,779,031	2.49%
31-60 days	248,955	2.62%	199,185	3.00%	—	—	448,140	2.79%
61-90 days	—	—	47,364	3.24%	—	—	47,364	3.24%
91-180 days	—	—	123,594	4.70%	—	—	123,594	4.70%
Greater than 180 days	—	—	211,015	4.27%	102,014	4.81%	313,029	4.45%
Total: Non-GAAP Basis	$2,523,855	2.35%	$1,197,082	3.47%	$102,014	4.81%	$3,822,951	2.77%
Investments in Debt and Equity of Affiliates	$—	—	$195,949	4.48%	$—	—	$195,949	4.48%
Total: GAAP Basis	$2,523,855	2.35%	$1,001,133	3.27%	$102,014	4.81%	$3,627,002	2.67%

(1)
As of September 30, 2019, our weighted average days to maturity is 98 days and our weighted average original days to maturity is 149 days on a GAAP Basis. As of September 30, 2019, our weighted average days to maturity is 101 days and our weighted average original days to maturity is 172 days on a Non-GAAP Basis.

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

Repurchase agreements

The following table presents, as of September 30, 2019, a summary of repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Overnight	$111,793	2.55%	2.55%	1	3.2%
30 days or less	2,774,778	2.49%	2.49%	13	8.3%
31-60 days	421,488	2.75%	2.75%	47	9.6%
61-90 days	47,364	3.24%	3.24%	67	21.8%
Greater than 180 days	24,623	4.12%	4.12%	379	24.2%
Total: Non-GAAP Basis	$3,380,046	2.54%	2.54%	20	8.6%
Investments in Debt and Equity of Affiliates	$61,870	4.14%	4.14%	105	30.5%
Total: GAAP Basis	$3,318,176	2.52%	2.52%	18	8.2%

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

The increase in the balance of our repurchase agreements from December 31, 2018 to September 30, 2019 is due primarily to financing added on agency securities purchased during the period.

The following table presents, as of September 30, 2019, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$4,253	3.27%	3.27%	16	23.0%
61-90 days	24,589	3.34%	3.34%	58	32.8%
Greater than 180 days	67,050	3.85%	4.16%	455	18.4%
Total: GAAP Basis	$95,892	3.69%	3.91%	334	22.3%

The following table presents, as of December 31, 2018, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$83,762	4.27%	4.37%	728	15.6%

The increase in the balance of our repurchase agreements from December 31, 2018 to September 30, 2019 on our Re/Non-performing loans is due primarily to financing added on loans purchased in 2019.

The following table presents, as of September 30, 2019, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$2,083	4.81%	6.71%	1,189	35.6%

There were no repurchase agreements on commercial real estate loans as of December 31, 2018.

Financing facilities

The following table presents information regarding our term loan and revolving facilities as of September 30, 2019 and December 31, 2018 ($ in thousands). It also reconciles these items to GAAP.

			September 30, 2019				December 31, 2018
Facility	Investment	Maturity Date	Rate	Funding Cost (2)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (2)	Balance
Term loan facility, net (1)	Single-family rental properties	October 10, 2023	4.63%	4.81%	$102,014	$102,866	4.63%	4.80%	$102,017

Revolving facility A (4)(5)	Commercial loans	July 1, 2019	—	—	$—	$—	4.66%	4.66%	$21,796
Revolving facility B (3)(4)	Re/Non-performing loans	June 28, 2021	4.05%	4.05%	23,221	110,000	4.53%	4.54%	63,328
Revolving facility C (3)(4)	Commercial loans	August 10, 2023	4.27%	4.42%	85,616	100,000	4.53%	4.80%	39,491
Revolving facility D (3)(4)(6)	New origination loans	February 18, 2020	3.87%	4.70%	123,594	245,245	5.00%	6.37%	81,671
Revolving facility E (4)	Re/Non-performing loans	November 25, 2019	4.39%	4.39%	2,063	2,063	4.88%	4.88%	3,043
Revolving facility F (4)	Re/Non-performing loans	July 25, 2021	3.77%	3.77%	8,422	14,120	—	—	—
Total revolving facilities					$242,916	$471,428			$209,329

Total: Non-GAAP Basis					$344,930	$574,294			$311,346
Investments in Debt and Equity of Affiliates					$134,079	$261,428			$84,714
Total: GAAP Basis					$210,851	$312,866			$226,632

(1)
As of September 30, 2019 and December 31, 2018, the total borrowings under the term loan was $102.9 million and $103.0 million, respectively, which is shown net of deferred financing costs of $0.9 million and $1.0 million, respectively.

(2)	Funding costs represent the stated rate inclusive of any deferred financing costs.

(3)	Increasing our borrowing capacity under this facility requires consent of the lender.

(4)	Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(5)	This facility was paid off in July 2019.

(6)	Subsequent to quarter end, the maximum borrowing capacity on this facility decreased to $211.8 million.

The increase in our Revolving facility C balance from December 31, 2018 to September 30, 2019 is due primarily to the financing obtained to purchase certain commercial real estate loans during the period. The increase in our Revolving facility D balance from December 31, 2018 to September 30, 2019 is due primarily to the financing obtained by MATT since December 31, 2018 in order to acquire New Origination Loans.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity ("SPE") to facilitate the transaction. We determined that the SPE was a variable interest entity ("VIE") and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated December 2014 VIE"). See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail on Consolidated December 2014 VIE.

The following table details certain information related to the Consolidated December 2014 VIE as of September 30, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$7,976	$7,999	3.85%	4.27%	2.06
Retained tranche	8,182	6,867	5.24%	18.54%	7.76
Total resecuritized asset (3)	$16,158	$14,866	4.55%	10.86%	4.95

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of September 30, 2019, we have recorded secured financing of $8.0 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

(3)	As of September 30, 2019, the fair market value of the total resecuritized asset is included on our consolidated balance sheets as "Non-Agency RMBS."

The following table details certain information related to the Consolidated December 2014 VIE as of December 31, 2018 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,821	$10,858	4.10%	4.47%	2.39
Retained tranche	8,401	6,550	4.61%	18.50%	8.37
Total resecuritized asset (3)	$19,222	$17,408	4.32%	9.75%	5.00

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

(3)	As of December 31, 2018, the fair market value of the total resecuritized asset is included on our consolidated balance sheets as "Non-Agency RMBS."

In August 2019, we entered into a securitization transaction of certain of our residential mortgage loans, pursuant to which we created an SPE to facilitate the transaction. We determined that the SPE was a VIE and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated August 2019 VIE"). See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for more detail on the Consolidated August 2019 VIE.

The following table details certain information related to the Consolidated August 2019 VIE as of September 30, 2019 ($ in thousands):

			Weighted Average
	Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans (2)	$268,455	$259,914	4.51%	5.29%	7.43
Securitized debt (3)	221,882	221,568	2.82%	2.87%	6.21

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)	This represents all loans contributed to the consolidated VIE.

(3)
As of September 30, 2019, we have recorded secured financing of $221.6 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

We did not have an interest in the Consolidated August 2019 VIE as of December 31, 2018.

Leverage

We define GAAP leverage as the sum of (1) our GAAP financing arrangements, (2) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (3) securitized debt, at fair value.  We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the above paragraph, and any non-recourse financing arrangements and (iii) our net TBA position (at cost). Our calculations of GAAP leverage and Economic Leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments.

Historically, we reported non-GAAP "At-Risk" leverage, which included non-recourse financing arrangements, but we believe that the adjustments made to our GAAP leverage in order to compute Economic Leverage, including the exclusion of non-recourse financing arrangements, allow investors the ability to identify and track the leverage metric that management uses to evaluate and operate the business. Our obligation to repay our non-recourse financing arrangements is limited to the value of the pledged collateral thereunder and does not create a general claim against us as an entity.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio back to GAAP ($ in thousands).

September 30, 2019	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,868,362	$834,173	4.6x
Non-recourse financing arrangements, net*	(331,581)
Financing arrangements through affiliated entities	195,949
Net TBA receivable/(payable) adjustment	154,042
Economic Leverage	$3,886,772	$834,173	4.7x

*	Non-recourse financing arrangements, net includes securitized debt and our term loan.

December 31, 2018	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$2,833,363	$656,011	4.3x
Non-recourse financing arrangements, net*	(112,875)
Financing arrangements through affiliated entities	155,888
Economic Leverage	$2,876,376	$656,011	4.4x

*	Non-recourse financing arrangements, net includes securitized debt and our term loan.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we utilize derivative instruments, including interest rate swaps, swaption agreements, futures, and other financial instruments such as short positions in U.S. Treasury securities, in an effort to hedge the interest rate risk associated with the financing of our Securities and Loans Segment. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in interest rates. We also use foreign currency forward contracts to manage foreign currency risk and to protect the value or to fix the amount of certain investments or cash flows in terms of U.S. dollars. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. We do not hedge the financing on our Single-Family Rental Properties Segment. Refer to the tables below for a summary of our derivative instruments.

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

The following table presents the fair value of our derivative and other instruments and their balance sheet location at September 30, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	Hedge Designation	Balance Sheet Location	September 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$276	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(210)	(317)
Pay Fix/Receive Float Interest Rate Swap Agreements	Non-Hedge	Investments in debt and equity of affiliates	(92)	—
Payer Swaptions	Non-Hedge	Other assets	1,944	323
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of September 30, 2019, we applied a reduction in fair value of $31.3 thousand and $35.2 thousand to our British Pounds Futures assets and U.S. Treasury Futures liabilities, respectively, related to variation margin. As of December 31, 2018, we applied a fair value reduction of $0.1 million and $1.0 million to our U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of September 30, 2019, we applied a reduction in fair value of $2.3 million and $5.3 million to our interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, we applied a reduction in fair value of $26.0 million and $18.1 million to our interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item on our consolidated statement of operations.

The following table summarizes the notional amount of certain of our non-hedge derivatives and other instruments (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	September 30, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$1,437,930	$1,963,500
Payer Swaptions	USD	895,000	260,000
Long positions on U.S. Treasury Futures (2)	USD	25,000	30,000
Short positions on Eurodollar Futures (3)	USD	—	500,000
Short positions on British Pound Futures (4)	GBP	6,438	—
Short positions on U.S. Treasuries	USD	—	11,250

(1)
As of September 30, 2019, there were $89.2 million notional amount of pay fix/receive float interest rate swap agreements held through Investments in Debt and Equity of Affiliates. As of December 31, 2018, there was no notional amount of pay fix/receive float interest rate swap agreements held through Investments in Debt and Equity of Affiliates.

(2)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(3)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

(4)	Each British Pound Future contract embodies £62,500 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands). It also reconciles these items to GAAP.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$4,535	$5,921	$(15,229)	$47,783
Eurodollar Futures	233	—	1,001	—
Swaptions	531	(449)	(243)	(481)
U.S. Treasury Futures	(37)	573	(181)	464
British Pound Futures	31	—	31	—
U.S. Treasuries	—	28	82	(66)
	5,293	6,073	(14,539)	47,700
Included within Net realized gain/(loss)
Interest Rate Swaps	(19,965)	7,925	(61,045)	13,787
Eurodollar Futures	107	—	(1,122)	—
Swaptions	—	—	(861)	51
U.S. Treasury Futures	(510)	(5)	(139)	735
British Pound Futures	(138)	—	(138)	—
U.S. Treasuries	231	—	(18)	131
	(20,275)	7,920	(63,323)	14,704
Total income/(loss) - Non-GAAP Basis	$(14,982)	$13,993	$(77,862)	$62,404
Total income/(loss) - Investments in Debt and Equity of Affiliates	$(2,026)	$—	$(2,026)	$—
Total income/(loss) - GAAP Basis	$(12,956)	$13,993	$(75,836)	$62,404

The following table summarizes the weighted average life of our non-hedge derivatives and other instruments:

Weighted Average Life (Years) on non-hedge derivatives and other instruments	September 30, 2019	December 31, 2018
Interest rate swaps (1)	4.21	5.57
Swaptions	0.61	0.60
Short positions on Eurodollar Futures	—	1.95
Great British Pounds Futures Short	0.21	—
Long positions on U.S. Treasury Futures	0.22	0.22
Short positions on U.S. Treasuries	—	2.88

(1)
As of September 30, 2019, the weighted average life of interest rate swaps on a GAAP basis was 4.29 and the weighted average life of interest rate swaps held through Investments in Debt and Equity of Affiliates was 2.97. As of December 31, 2018, there were no interest rate swaps held through Investments in Debt and Equity of Affiliates.

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

As of September 30, 2019, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of September 30, 2019 ($ in thousands). It also reconciles these items to GAAP.

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.25%	0.45
2022	682,180	1.65%	2.17%	2.90
2023	5,750	3.19%	2.24%	4.10
2024	375,000	1.51%	2.14%	4.94
2026	180,000	1.50%	2.12%	6.95
2029	90,000	1.74%	2.16%	9.97
Total/Wtd Avg: Non-GAAP Basis	$1,437,930	1.70%	2.16%	4.49
Investments in Debt and Equity of Affiliates	$89,180	1.60%	2.16%	2.97
Total/Wtd Avg: GAAP Basis	$1,348,750	1.60%	2.16%	4.29

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of September 30, 2019, we had estimated undistributed taxable income of approximately $1.11 per share.

The following tables detail our common stock dividends during the nine months ended September 30, 2019 and September 30, 2018:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
Total			$1.45

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.500
9/14/2018	9/28/2018	10/31/2018	0.500
Total			$1.475

The following tables detail our preferred stock dividends on our 8.25% Series A and 8.00% Series B Preferred Stock during the nine months ended September 30, 2019 and September 30, 2018. The first dividend on our 8.000% Series C Preferred Stock will be payable on or about December 17, 2019.

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563
8.25% Series A	5/17/2019	5/31/2019	6/17/2019	0.51563
8.25% Series A	8/16/2019	8/30/2019	9/17/2019	0.51563
Total				$1.54689

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50
8.00% Series B	5/17/2019	5/31/2019	6/17/2019	0.50
8.00% Series B	8/16/2019	8/30/2019	9/17/2019	0.50
Total				$1.50

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563
Total				$1.54689

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50
Total				$1.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of September 30, 2019 consisted of borrowings under financing arrangements, payments of principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At September 30, 2019, we had $147.1 million available to support our liquidity needs, comprised of $31.5 million of cash and $115.6 million of Agency fixed rate securities and CMOs that have not been pledged as collateral under any of our financing arrangements. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

As of September 30, 2019, we had financing arrangements with 45 counterparties, allowing us to utilize leverage in our operations. As of September 30, 2019, we had debt outstanding of $3.8 billion from 32 counterparties, inclusive of financing arrangements through affiliated entities. The borrowings under financing arrangements have maturities between October 1, 2019 and October 10, 2023. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing arrangements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at September 30, 2019 and December 31, 2018.

As described above in the "Financing activities" section of this Item 2, we entered into a resecuritization transaction in 2014 that resulted in the consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 3 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

As described above in the "Financing activities" section of this Item 2, we entered into a securitization transaction of certain of our residential mortgage loans in August 2019 that resulted in the consolidation of the VIE created with the SPE. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 4 to the Notes to Consolidated Financial Statements (unaudited) for more detail.

The following table presents information at September 30, 2019 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk with a reconciliation back to GAAP ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Barclays Capital Inc	$68,691	129	8.2%
Citigroup Global Markets Inc.	48,091	25	5.8%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

The following table presents information at December 31, 2018 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities, LLC - Non-GAAP	$45,039	222	6.9%
Non-GAAP Adjustments (a)	(34,616)	(75)	(4.9)%
Credit Suisse Securities, LLC - GAAP	$10,423	147	2.0%

Barclays Capital Inc	$40,882	356	6.2%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

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

Cash Flows

As of September 30, 2019, our cash, cash equivalents, and restricted cash totaled $67.8 million representing a net decrease from $84.4 million at December 31, 2018. Cash provided by operations of $33.8 million was attributable to net interest income less operating expenses. Cash used in investing activities of $(1,198.1) million was attributable to purchases of investments less sales and principal repayments of investments. Cash provided by financing activities of $1,147.6 million was primarily attributable to borrowings under financing arrangements and proceeds from issuance of common and preferred stock offset by repayments of financing arrangements and dividend payments.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the nine months ended September 30, 2019, we sold 503,700 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the three and nine months ended September 30, 2018, we sold 511,806 shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $9.3 million.

Common offering

On February 14, 2019, we completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to us from the offering were approximately $57.4 million, after deducting estimated offering expenses.

Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock issuance

On September 17, 2019, we completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' over-allotment option with a liquidation preference of $25.00 per share. We received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, will be equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of our Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and nine months ended September 30, 2019, we incurred management fees of approximately $2.3 million and $7.1 million, respectively. For the three and nine months ended September 30, 2018, we incurred management fees of approximately $2.4 million and $7.2 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $6.2 million and $13.9 million of Other operating expenses for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, we have accrued $1.6 million and $5.5 million, respectively, representing a reimbursement of expenses. Of the $3.5 million and $10.2 million of Other operating expenses for the three and nine months ended September 30, 2018, respectively, we have accrued $2.0 million and $5.5 million, respectively, representing a reimbursement of expenses.The Manager did not waive its right to receive any expense reimbursements for the three and nine months ended September 30, 2019. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of September 30, 2019, 24,506 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of September 30, 2019, we have granted an aggregate of 92,744 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of September 30, 2019, all the shares of restricted common stock granted to our Manager and independent directors have vested and 99,991 restricted stock units granted to our Manager have vested. The 20,009 restricted stock units that have not vested as of September 30, 2019 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock when the units vest on July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments - commercial real estate loans

See our "Off-balance sheet arrangements" section below and Note 14 of the Notes to Consolidated Financial Statements for a summary of our commitments on our commercial real estate loans as of September 30, 2019.

Unfunded commitments - Mortgage Acquisition Trust I LLC

On August 29, 2017, we, alongside private funds under the management of Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of MATT to purchase predominantly Non-QM loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QM loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT has made an election to be treated as a real estate investment trust beginning with the 2018 tax year. In furtherance of this business, MATH’s sponsoring funds agreed to provide up to $75.0 million of capital to MATH. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 and by $5.0 million to $105.0 million on August 23, 2019 with amendments to the MATH LLC Agreement. As of September 30, 2019, our share of MATH’s total capital commitment to MATT was $46.8 million, of which we have funded $44.6 million and our remaining commitment was $2.2 million (net of any return of capital to us).

Unfunded commitments - LOT SP I LLC

On May 15, 2019, we, alongside private funds under the management of Angelo Gordon and a third party, formed LOT SP I LLC ("LOTS") to originate Lot Loans. In furtherance of this business, we agreed to fund various commitments to LOTS in connection with the origination of Lot Loans. As of September 30, 2019, our total capital commitment to LOTS was $17.9 million, of which we have funded $10.7 million and our remaining commitment was $7.2 million.

Other

We have presented a table that details the contractual maturity of our financing arrangements at September 30, 2019 in the "Financing activities" section for this Item 2. As of September 30, 2019 and December 31, 2018, we are obligated to pay accrued interest on our financing arrangements in the amount of $7.5 million and $12.3 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to shorter contractual maturities on certain of our financing arrangements as of September 30, 2019.

Off-balance sheet arrangements

We have entered into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We have also entered into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of September 30, 2019, we had a net long TBA position with a net payable amount of $154.0 million and fair market value of $153.2 million. We recorded $0.4 million of derivative assets and $1.3 million of derivative liabilities, in the "Other assets" and "Other liabilities" line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, our interest in AG Arc, and certain derivatives. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the Notes to Consolidated Financial Statements (unaudited) for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Assets (1)	Liabilities	Equity	Assets (1)	Liabilities	Equity
Agency Excess MSR	$539	$—	$539	$864	$—	$864
Total Agency	539	—	539	864	—	864

Re/Non-Performing Loans	83,628	(54,440)	29,188	94,135	(57,222)	36,913
New Origination Loans	188,733	(141,103)	47,630	113,327	(81,671)	31,656
Total Residential	272,361	(195,543)	76,818	207,462	(138,893)	68,569

Freddie Mac K-Series	4,869	—	4,869	4,059	—	4,059
CMBS Interest Only	1,007	—	1,007	1,034	—	1,034
Total Commercial	5,876	—	5,876	5,093	—	5,093
Total Credit	278,237	(195,543)	82,694	212,555	(138,893)	73,662
Total Investments excluding AG Arc	278,776	(195,543)	83,233	213,419	(138,893)	74,526

AG Arc, at fair value	27,271	—	27,271	20,360	—	20,360

Cash and Other assets/(liabilities) (2)	32,439	(1,694)	30,745	7,423	(17,417)	(9,994)

Investments in debt and equity of affiliates	$338,486	$(197,237)	$141,249	$241,202	$(156,310)	$84,892

(1)	Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.

(2)	Includes financing arrangements on real estate owned as of September 30, 2019 and December 31, 2018 of $(0.4) million and $(0.8) million, respectively.

The table below details our additional commitments as of September 30, 2019 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 29, 2018	$46,820	$44,590	$2,230
Commercial loan G (b)(c)	July 26, 2018	84,515	39,189	45,326
Commercial loan I (b)	January 23, 2019	20,000	9,435	10,565
Commercial loan J (b)(d)	February 11, 2019	30,000	3,233	26,767
Commercial loan K (b)	February 22, 2019	20,000	7,661	12,339
LOTS (a)	Various	17,922	10,714	7,208
Total		$219,257	$114,822	$104,435

(a)	Refer to "Contractual obligations" section above for more information regarding MATH and LOTS.

(b)	We entered into commitments on commercial loans relating to construction projects. See Note 4 to the Notes to the Consolidated Financial Statements (unaudited) for further details.

(c)
We expect to receive financing of approximately $29.5 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $15.9 million. This financing is not committed and actual financing could vary significantly from our expectations.

(d)
We expect to receive financing of approximately $17.4 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $9.4 million. Of the expected financing, $8.7 million is committed by the financing counterparty. Actual financing could vary significantly from our expectations.

Subsequent to quarter end, we entered into a credit agreement, pursuant to which we have committed to fund revolving loans in an aggregate principal amount not to exceed $12.4 million. This amount remains unfunded through the date of the filing of this Quarterly Report on Form 10-Q.

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

Red Creek

In connection with our investments in Re/Non-Performing Loans and non-QM loans, we may engage asset managers to provide advisory, consultation, asset management and other services to our third-party. Beginning in November 2015, we also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. Beginning in September 2019, we engaged the Asset Manager as the asset manager for our non-QM loans. We pay the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for our Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in our updating the fee amount for our Re/Non-Performing Loans. We also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the three and nine months ended September 30, 2019, the fees paid by us to the Asset Manager totaled $126,604 and $393,484, respectively. For the three and nine months ended September 30, 2018, the fees paid by us to the Asset Manager totaled $123,050 and $244,481, respectively.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of September 30, 2019 and December 31, 2018.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of September 30, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $18.5 million and $27.3 million, respectively.

In connection with our investments in Excess MSRs purchased through Arc Home, we paid an administrative fee to Arc Home. For the three and nine months ended September 30, 2019 the administrative fees paid by us to Arc Home totaled $76,802 and $240,173, respectively. For the three and nine months ended September 30, 2018 the administrative fees paid by us to Arc Home totaled $87,264 and $164,946, respectively.

Mortgage Acquisition Trust I LLC

See "Contractual Obligations: Unfunded Commitments - Mortgage Acquisition Trust I LLC" above.

LOT SP I LLC

See "Contractual Obligations: Unfunded commitments - LOT SP I LLC" above.

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

In June 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair market value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair market value of $42.9 million as of June 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

In July 2019, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the "July 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the July 2019 Selling Affiliate had a total fair value of $2.0 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by independent third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

In September 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair market value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair market value of $28.7 million as of September 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

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

Foreign currency remeasurement

Our assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are remeasured using the average exchange rates for each reporting period. The effects of remeasuring the monetary assets and liabilities of our foreign investments held by entities with a U.S. dollar functional currency are included in the “Foreign currency gain/(loss), net” line item in the Consolidated Statements of Operations. The effects of remeasuring the assets, income and expenses of our foreign investments held by entities with a U.S. dollar functional currency in which the fair value option is elected are either included in the applicable unrealized line item per our other significant accounting policies, or within the "Interest income" or "Interest expense" line items, respectively, in the Consolidated Statements of Operations.

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

The following chart details information about our duration gap as of September 30, 2019:

Duration (1)(2)	Years
Agency RMBS	1.02
Residential Loans (3)	0.36
Hedges	(1.27)
Subtotal	0.11

Credit Investments, excluding Residential Loans (3)	0.62
Duration Gap	0.73

(1)	Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items.

(2)	The calculation of duration does not include our SFR portfolio.

(3)	Residential Loans include Re/Non-Performing Loans and New Origination Loans.

The following tables quantify the estimated percent changes in GAAP equity, the fair market value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50 and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of September 30, 2019. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2019, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Market Value as a Percentage of GAAP Equity	Change in Fair Market Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(4.7)%	(0.8)%	(8.3)%
50	(2.7)%	(0.5)%	(5.2)%
25	(1.1)%	(0.2)%	(2.4)%
(25)	0.7%	0.1%	2.0%
(50)	1.3%	0.2%	4.3%
(75)	1.7%	0.3%	6.7%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)	Interest income includes trades settled as of September 30, 2019.

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

Foreign currency risk

We intend to hedge our currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income and principal payments) we expect to receive from our foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Our investments that are denominated in foreign currencies subject us to foreign currency risk, which may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, subject to qualifying and maintaining our qualification as a REIT, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and currency exchange rates. Our hedging activity varies in scope based on the level and volatility of interest rates, currency exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile markets;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedges may not match the duration of the liabilities;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a taxable REIT subsidiary (“TRS”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

In addition, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Any actions taken by regulators could constrain our investment strategy and could increase our costs, either of which could materially and adversely impact our results of operations.

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

*3.6
Articles Supplementary of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.5 of Form 8-A12B, filed with the Securities and Exchange Commission on September 16, 2019.

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

*4.4
Specimen 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 3.9 of Form 8-A12B, filed with the Securities and Exchange Commission on September 16, 2019.

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

*10.23
Underwriting Agreement, dated September 11, 2019, by and among AG Mortgage Investment Trust, Inc., AG REIT Management, LLC and BofA Securities, Inc., as representative of the several underwriters, incorporated by reference to Exhibit 1.1 on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2019.

10.24	Purchase and Sale Agreement, dated November 4, 2019, by and between SFR MT LLC and Conrex ML Portfolio 2019-01 Operating Company, LLC.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 5, 2019	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 5, 2019	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)