Form 10-K
period 2019-12-31
AG Mortgage Investment Trust, Inc.
filed 2020-02-28
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2019 was $505,180,063.

As of February 14, 2020, there were 32,748,720 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, but are not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, changes in default rates, the availability and terms of financing, changes in the fair value of our assets, general economic conditions, conditions in the market for Agency RMBS, Non-Agency RMBS and CMBS securities, Excess MSRs and loans, conditions in the real estate market and legislative and regulatory changes that could adversely affect us. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

Our company

AG Mortgage Investment Trust, Inc. ("we," "us," "the Company" or "our") was incorporated in Maryland on March 1, 2011 and commenced operations in July 2011 after the successful completion of our initial public offering. We are a hybrid mortgage REIT that opportunistically invests in a diversified risk-adjusted portfolio of Agency RMBS and Credit Investments. Our Credit Investments include Residential Investments and Commercial Investments.

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

Our investment portfolio

Our investment portfolio is comprised of our Agency RMBS, Residential Investments and Commercial Investments, each of which is described in more detail below.

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

▪
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

▪
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

Residential Investments

The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE or that are collateralized by non-U.S. mortgages, which we collectively refer to as our Non-Agency RMBS. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities, or are non-U.S. mortgages. Our Non-Agency RMBS include investment grade and non-investment grade fixed and floating-rate securities.

We categorize certain of our Residential Investments by weighted average credit score at origination:

•	Prime (weighted average credit score above 700)

•	Alt-A/Subprime

▪	Alt-A (weighted average credit score between 700 and 620); and

▪	Subprime (weighted average credit score below 620).

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•	CRTs (described below)

•	Non-U.S. RMBS

▪	Non-Agency RMBS which are collateralized by non-U.S. mortgages.

•	Interest Only securities (Non-Agency RMBS backed by interest-only strips)

•	Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE;

▪
Excess MSRs are grouped within "Interest Only and Excess MSR" throughout Part II, Item 7 of this Annual Report on Form 10-K and are grouped within Excess mortgage servicing rights or Excess MSRs in the "Notes to the Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K;

•	Re/Non-Performing Loans (described below)

•	Non-QM Loans (described below); and

•	Land Related Financing (described below).

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

•
RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are secured by residential real property, including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

Non-QM Loans include:

•
Residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's (the "CFPB") safe harbor provision for "qualifying mortgages," or "QM," that we hold alongside other private funds under the management of Angelo Gordon. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section of this Part II, Item 7 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

•
Non-QM loans in securitized form that are issued by MATT. The securitizations typically take the form of various classes of notes. These investments are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Land Related Financing includes:

•
First mortgage loans we originate to third party land developers and home builders for purposes of the acquisition and horizontal development of land. These loans may be held through our unconsolidated subsidiaries or in securitized form. These loans are included either in the "Investments in debt and equity of affiliates" or in the "RMBS" line items on our consolidated balance sheets.

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

Freddie Mac K-Series ("K-Series") include:

•
CMBS, Interest-Only securities and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans. These K-Series feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds. Our K-Series portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. These securities are included either in the "Investments in debt and equity of affiliates" or in the "CMBS" line items on our consolidated balance sheets depending on whether we hold these investments in unconsolidated subsidiaries alongside other Angelo Gordon funds or directly. Throughout Item 7 of this Annual Report on Form 10-K, we categorize our Freddie Mac K-Series interest-only bonds as part of our Interest-Only securities.

Investment classification

Throughout this report, (1) we use the terms "credit portfolio" and "credit investments" to refer to our Residential Investments, Commercial Investments, and, if applicable, ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager), Non-QM Loans (exclusive of those in securitized form), Land Related Financing (exclusive of loans in securitized form), and commercial real estate loans, collectively, as our "loans"; (3) we use the term "credit securities" to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term "real estate securities" or "securities" to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our "investment portfolio" refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term "GAAP investment portfolio" which consists of (i) our Agency RMBS, exclusive of (x) TBAs and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP Agency RMBS portfolio"), and (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP credit portfolio"). See Note 2 to the "Notes to Consolidated Financial Statements" for a discussion of our investments held within affiliated entities.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

We, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of our indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). Arc Home, through its wholly-owned subsidiary, originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans that it originates, and purchases additional mortgage servicing rights from third-party sellers.

Discontinued operations

On November 15, 2019, we sold our portfolio of single-family rental properties to a third party. We reclassified the operating results of our single-family rental properties segment to discontinued operations and excluded the income associated with the portfolio from continuing operations for all periods presented. See Note 14 to the "Notes to Consolidated Financial Statements" for additional financial information regarding our discontinued operations.

Our strategies

Our investment strategy

We invest in a diversified pool of residential and commercial mortgage assets and financial assets to generate attractive risk-adjusted returns for our investors over the long-term through a combination of dividends and capital appreciation. We rely on the experience of our Manager’s personnel to direct the Company’s investments. Our Manager’s investment philosophy is based on a rigorous and disciplined approach to credit analysis and is focused on fundamental in-depth research, taking a conservative valuation approach. Our Manager makes investment decisions based on a variety of factors, including expected risk-adjusted returns, yield, relative value, credit fundamentals, vintage of collateral, prepayment speeds, supply and demand trends, general economic and market sector trends, the shape of the yield curve, liquidity, availability of adequate financing, borrowing costs, macroeconomic conditions, and maintaining our REIT qualification and our exemption from registration under the Investment Company Act. We continue to optimize our capital allocation across our target assets, using leverage to increase potential returns for our stockholders.

Our financing and hedging strategy

We generate income principally from the yields earned on our investment portfolio and, to the extent that leverage is deployed, on the difference between (i) the yields earned on our investments and (ii) the sum of our borrowing and hedging costs. We use leverage to increase potential returns to our stockholders and to fund the acquisition of our assets.

As of December 31, 2019, our GAAP and our non-GAAP economic debt-to-equity leverage ratios were both 4.1 to 1. As of December 31, 2018, our GAAP and our non-GAAP economic debt-to-equity leverage ratios were 4.2 to 1 and 4.4 to 1, respectively. To calculate our leverage ratios, we divide either our GAAP leverage and our non-GAAP Economic Leverage by our GAAP stockholders’ equity. We define GAAP leverage as the sum of (1) our GAAP financing arrangements, (2) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (3) securitized debt, at fair value.  We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the previous sentence, and any non-recourse financing arrangements and, (iii) our net TBA position (at cost). Our calculations of GAAP leverage and Economic Leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments. For a tabular representation of our leverage, refer to the "Financing activities" section of Part II, Item 7 of this Annual Report on Form 10-K.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments. We currently finance the acquisition of certain assets within our portfolio with repurchase agreements and financing facilities (collectively "Financing arrangements"). As of December 31, 2019, we, either directly or through our equity method investments in affiliates, had master repurchase agreements, ("MRAs") or loan agreements with 44 counterparties, under which we had borrowed an aggregate $3.2 billion on a GAAP basis and $3.5 billion on a non-GAAP basis from 30 counterparties. As of December 31, 2019, the borrowings under our financing arrangements had maturities between January 2, 2020 and August 10, 2023.

We may also effectively finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. The TBA contract purchased for the forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The difference (or discount) is referred to as the "price drop" and is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost), which is commonly referred to as "dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value (fair value less the purchase price to be paid or received under the TBA contract). Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance sheet and off-balance sheet financing. Refer to Part II, Item 7 of this Annual Report on Form 10-K for a summary of our off balance sheet financings.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in U.S. Treasury securities. In addition, we may utilize Eurodollar Futures, U.S. Treasury Futures, British Pound Futures and Euro Futures (collectively, "Futures"). Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. As of December 31, 2019, we had entered into $1.8 billion notional amount of interest rate swaps that have variable maturities between January 31, 2020 and December 23, 2029 on a GAAP basis, $1.9 billion notional amount of interest rate swaps that have variable maturities between January 31, 2020 and December 23, 2029 on a non-GAAP basis, $650.0 million notional amount of swaption agreements that have variable maturities between February 10, 2020 and September 8, 2020, $6.6 million notional amount of short positions on British Pound Futures that have a maturity of March 16, 2020, and $1.5 million notional amount on short positions on Euro Futures that have a maturity of March 16, 2020.

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

•
Focus on multiple sectors. Our Manager looks for attractive investment opportunities in all major sectors of the U.S. mortgage and real estate markets and certain sectors of non-U.S. mortgage and real estate markets. Our management team evaluates investment opportunities in residential and commercial mortgage loans and securities and real estate. We believe this approach enables our Manager to identify attractive investments when it believes certain portions of the market are attractively priced or when investment opportunities in one or more sectors are scarce. By pursuing a broad investment strategy within the mortgage and real estate markets, we believe our investment portfolio is less exposed to dislocations in specific sectors of the market. We believe a diversified investment portfolio outperforms the traditional single strategy portfolios in the REIT market, with returns that are more resistant to changes in the interest rate and in the consumer credit environment.

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

Allocation policy

Angelo Gordon has an investment allocation policy that governs the allocations of investment opportunities among itself and its clients, and this investment allocation policy also applies to our Manager and us. Pursuant to this policy, Angelo Gordon and our Manager allocate investment opportunities among its clients in a manner which is fair and equitable over time and does not favor one client or group of clients.

Investment opportunities in our target assets are generally allocated among us and the Angelo Gordon funds and accounts that are eligible to purchase target assets, on a pro rata basis based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us or such Angelo Gordon funds or accounts, respectively. In addition to capital availability, Angelo Gordon considers the following additional factors, among others, when assigning investment opportunities among us and its other clients:

• existing ownership and target position size,
• investment objective or strategies,
• tax considerations,
• risk or investment concentration parameters,
• supply or demand for an investment at a given price level,
• cash availability and liquidity requirements,
• regulatory restrictions,
• minimum investment size,
• relative size or "buying power,"

• regulatory considerations, including the impact on our status under the Investment Company Act and our
REIT status, and
• such other factors as may be relevant to a particular transaction.

In addition, our Manager may be precluded from transacting in particular investments in certain situations, including but not limited to situations where Angelo Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo Gordon or any of its affiliates possess material, non-public information. Consistent with Angelo Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to apply regulatory requirements, client guidelines and/or contractual obligations. Angelo Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo Gordon change and develop over time, additional issues and considerations may affect Angelo Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities. Our independent directors periodically review Angelo Gordon’s compliance with the investment allocation policy. To the extent permitted by law, Angelo Gordon is permitted to bunch or aggregate orders or to elect not to bunch or aggregate orders for a particular client account with orders for other accounts, notwithstanding that the effect of such bunching, aggregation or lack thereof may operate to the disadvantage of some clients.

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

We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio. For the year ended December 31, 2019, we elected to satisfy the REIT distribution requirements in part with dividends to be paid in 2020. In conjunction with this, we accrued an excise tax of $0.8 million in 2019, which is included in the "Other liabilities" line item on the consolidated balance sheets in Part II, Item 8 of this Annual Report on Form 10-K.

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

The operations of many of our wholly-owned or majority-owned subsidiaries are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Because entities relying on Section 3(c)(5)(C) are not investment companies, our interests in those subsidiaries do not constitute "investment securities" for purposes of Section 3(a)(1)(C). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to ensure compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

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

Staffing

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo Gordon or its affiliates. We have no employees. Angelo Gordon has over 500 employees.

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

Risks Related to our Company, Business, and Operations

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

Our investments in residential mortgage loans and Non-Agency RMBS are subject to the risks of default, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	adverse changes in national and local economic and market conditions;

•	the availability of affordable refinancing options; and

•	uninsured or under-insured property losses caused by rising sea levels, earthquakes, floods and other natural disasters.

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

Many of the models we use include LIBOR as an input. The expected transition away from LIBOR may require changes to models and may change the underlying economic relationships being modeled. We may incorrectly value LIBOR-based instruments because our models do not currently properly account for LIBOR cessation.
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

To a large extent, our Manager’s determination of the fair value of our investments depends on inputs provided by third-party dealers and pricing services. Valuations of certain securities in which we invest are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

When we acquire residential mortgage loans, we come into possession of non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including those interested in acquiring such loans from us or with other third parties, as required or permitted by law. We may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems on which we or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

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

Risks Related to our Agency Investments

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

Changes in prepayment rates may adversely affect the return on our investments.

Our investment portfolio includes securities backed by pools of mortgage loans which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, it exposes us to prepayment or extension risk. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case as other factors can affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and other factors.

If our assets prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at acceptable yields. If the proceeds are reinvested at lower yields than our existing assets, our net interest margin would be negatively impacted. We also amortize or accrete any premiums and discounts we pay or receive at purchase relative to the stated principal of our assets into interest income over their projected lives using the effective interest method. If the actual and estimated future prepayment experience differs from our prior estimates, we are required to record an adjustment to interest income for the impact of the cumulative difference in the effective yield, which could negatively affect our interest income.

If our assets prepay at a slower rate than anticipated, our assets could extend beyond their expected maturities and we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities. Additionally, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets would extend, but our interest rate swap maturities would remain fixed and, therefore, cover a smaller percentage of our funding exposure. This situation may also cause the market value of our assets to decline, while most of our hedging instruments would not receive any incremental offsetting gains.

To the extent that actual prepayment speeds differ from our expectations, our operating results could be adversely affected, and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that we will be able to identify acceptable new investments, which could reduce our invested capital or result in us investing in less favorable securities.

Prepayment rates are difficult to predict, and market conditions may disrupt the historical correlation between interest rate changes and prepayment trends.

Our success depends, in part, on our ability predict prepayment behavior under a variety of economic conditions and particularly the relationship between changing interest rates and the rate of prepayments. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. To a large extent our analysis is based on models that are dependent on a number of assumptions and inputs. Many of the assumptions we use are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. There is risk that our assumptions are incorrect. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes. Prepayment rates are also impacted by other factors beyond interest rates, such as when borrowers sell their property and use the proceeds to prepay their mortgage or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property.

The impact of each of these factors on prepayment rates is difficult to predict and may negatively impact our ability to assess the market value of our investment portfolio, implement hedging strategies and/or implement techniques to reduce our prepayment rate volatility, which could adversely affect our financial condition and results of operations.

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

Risks Related to our Residential Investments

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

Risks Related to our Commercial Investments

Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any liabilities relating to environmental matters at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	global trade disruption, significant introductions of trade barriers and bilateral trade frictions;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

•
changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.

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

Construction loans involve an increased risk of loss.

We have in the past and may in the future acquire and/or originate construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

If we do not have an adequate completion guarantee backed by a person or entity with sufficient creditworthiness, risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion of a mortgaged property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

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

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2019, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

Risks Related to Financing Activities

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

The use of non-recourse long-term financing structures expose us to risks, which could result in losses to us.

We use securitization financing for certain of our residential whole loan investments. In such structures, our financing sources typically have only a claim against the assets included in a securitization rather than a general claim against us as an entity. Prior to any such financing, we generally seek to finance our investments with relatively short-term repurchase agreements until a sufficient portfolio of assets is accumulated. As a result, we are subject to the risk that we would not be able to acquire, during the period that any short-term repurchase agreements are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.
We also bear the risk that we would not be able to obtain new short-term repurchase agreements or would not be able to renew any short-term repurchase agreements after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. If we are unable to obtain and renew short-term repurchase agreements or to consummate securitizations to finance the selected investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. These financing arrangements require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans' compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans.

Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof. A breach of a representation or warranty could adversely affect our results of operations and liquidity.
Certain of our financing arrangements are rated by one or more rating agencies and we may sponsor financing facilities in the future that are rated by credit agencies. The related agency or rating agencies may suspend rating notes at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.
Our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.

As of December 31, 2019, we, either directly or through our equity method investments in affiliates, have outstanding MRAs or loan agreements with 44 counterparties under which we had borrowed an aggregate $3.2 billion and $3.5 billion on a GAAP basis and a non-GAAP basis, respectively. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we may be required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.

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

When we engage in financing arrangements, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell or return the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2019, we had greater than 5% stockholders' equity at risk on a GAAP basis with 2 repurchase agreement counterparties: Barclays Capital Inc. and Citigroup Global Markets Inc. On December 31, 2019, we had greater than 5% stockholders’ equity at risk on a non-GAAP basis with each of 3 repurchase agreement counterparties: Barclays Capital Inc, Citigroup Global Markets Inc., and Credit Suisse Securities, LLC.

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

Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association ("BBA") in connection with the daily calculation of various LIBOR rates ("LIBOR rates") may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR rates. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR rates. LIBOR rates are calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator), may result in changes to the manner in which LIBOR rates are determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

It is likely that, over time, U.S. Dollar LIBOR ("USD-LIBOR") will be replaced by the Secured Overnight Financing Rate ("SOFR") published by the Federal Reserve Bank of New York. The manner and timing of this shift is not known with certainty. It is possible, but unlikely, that USD-LIBOR will be used in instruments created after 2021. Global regulators are encouraging regulated institutions to make the shift earlier. For each existing LIBOR-based instrument, the manner and timing of the switch depends on the terms of the relevant contract and the specifics of future events

SOFR is not an exact replacement for USD-LIBOR. USD-LIBOR accounts for bank credit risk, while SOFR does not. Therefore, LIBOR and SOFR are expected to behave differently at times when market participants are concerned about the financial strength of banks. Also, SOFR is an overnight rate instead of a term rate. There is currently no perfect way to create robust, forward-looking SOFR term rates. A large and liquid market in SOFR-based futures could eventually lead to the ability to calculate forward-looking SOFR term rates, but currently the SOFR-based futures market is small relative to LIBOR-based futures markets. Regulators and other members of the Alternative Reference Rates Committee ("ARRC") have indicated that market participants should stop using USD-LIBOR now, despite the unavailability of a forward-looking SOFR term rate. However, a large majority of new issuance of floating-rate instruments, including some transactions in which we are issuer or sponsor, still reference USD-LIBOR.

Regulators and other members of the ARRC have also indicated that all instruments that reference USD-LIBOR should include robust fallbacks. The ARRC has published fallbacks for several asset types, and the International Swaps and Derivatives Association ("ISDA") is preparing documentation to implement fallbacks for derivatives. ISDA has not yet published its documentation, and there is no certainty about what ISDA’s recommendations will be.

Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives. The spread calculation methodology for non-derivatives is currently not known. The spread calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread will be fair and accurate.

The fallbacks recommended by the ARRC are different for various non-derivative instruments, the fallbacks recommended by ARRC will likely differ from the fallbacks recommended by ISDA, and not all USD-LIBOR-based instruments will incorporate the recommended fallbacks. This could result in unexpected differences between our USD-LIBOR-based assets and our USD-LIBOR-based interest rate hedges.

Many existing USD-LIBOR-based instruments either do not contemplate the discontinuation of LIBOR, provide a fallback that in practice will make the instrument fixed-rate, or provide a fallback that one party may believe is contrary to the contractual intent. We may incur costs amending those instruments to implement fallbacks recommended by the ARRC or ISDA. We may decide not to amend, in which case we may bear the cost and risk of litigation. Some instruments, particularly consumer-facing adjustable-rate mortgages, are impractical to amend. With respect to those instruments, we may bear the cost and risk of litigation. Our lenders may be less willing to extend credit secured by assets that do not include robust fallbacks.

We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of USD-LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR. We use service providers to validate the fair values of certain financial instruments. We are not aware of those service providers accounting for the cessation of LIBOR in their pricing models.

The process of transition involves operational risks. References to USD-LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving USD-LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.

It is also possible that USD-LIBOR will continue to be published without being representative of any underlying market, meaning that some instruments would continue to be subject to the weaknesses of the LIBOR calculation process. A rate may also be published that continues to be named USD-LIBOR and therefore continues to be used for certain contracts, but is calculated pursuant to an entirely different methodology. Preparing for and addressing the cessation of USD-LIBOR cessation may require significant time and resources.

Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the USD-LIBOR-cessation provisions applicable to that class. We do not currently intend to amend any classes of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Each such class that is currently outstanding becomes callable at the same time it begins to pay a USD-LIBOR-based rate. Should we choose to call a class of preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.

Risks Related to our Hedging Activities

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

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a taxable REIT subsidiary ("TRS")) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

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

Our hedging strategies may be costly, and may not hedge our risks as intended.

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, interest rate futures, and other derivative transactions to help us mitigate our interest rate and prepayment risks described above subject to maintaining our qualification as a REIT and our Investment Company Act exemption. We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks. We may also purchase or sell TBAs on Agency mortgage-backed securities, purchase or write put or call options on TBAs and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability. The expected transition from LIBOR to alternative reference rates adds additional complication to our hedging strategies.

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

Our ability to satisfy the asset tests depends upon the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will maintain our qualification as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

We also own an interest in an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." The Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us. If the Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a

REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal income tax laws, we could not re-elect to qualify as a REIT for four taxable years following the year in which we failed to qualify.

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

Our failure to maintain our qualification as a REIT could cause our stock to be delisted from the NYSE.

If we fail to maintain our REIT status, our shares could be delisted from or suspended from trading by the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.  If we were delisted or trading in our stock was suspended as a result of losing our REIT status and we desired to continue listing our shares on the NYSE, we would have to meet the NYSE’s listing requirements for domestic corporations. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to maintain our listing under these heightened standards and we might not be able to satisfy the NYSE’s listing standards for a domestic corporation.

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

We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we will invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We also acquire distressed debt investments that may be subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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

We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat our TBAs under which we contract to purchase a to-be-announced Agency RMBS ("long TBAs") as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.

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

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

We may enter into securitization transactions and other financing transactions that could result in us, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we could be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as "excess inclusion income," that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities). In that case, we could reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder's ownership.
If we were to realize excess inclusion income, IRS guidance indicates that the excess inclusion income would be allocated among our stockholders in proportion to the dividends paid. Excess inclusion income cannot be offset by losses of a stockholder. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax at the maximum tax rate and withholding will be required on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

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

The constructive ownership rules contained in our charter are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Any attempt to own or transfer our common stock or preferred shares in excess of the share ownership limits without the consent of our Board of Directors or in a manner that would cause us to be "closely held" under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being deemed to be transferred to a director for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be void ab initio. Further, any transfer of our shares that would result in our shares being held by fewer than 100 persons will be void ab initio.

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

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency mortgage-backed securities.

The interest and principal payments we expect to receive on the Agency mortgage-backed securities in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Principal and interest payments on Ginnie Mae certificates are directly guaranteed by the U.S. government. Principal and interest payments relating to the securities issued by Fannie Mae and Freddie Mac are only guaranteed by each respective Agency.

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, FHFA and the U.S. Treasury Department agreed to modifications to the Preferred Stock Purchase Agreements that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

The implementation of the Single Security Initiative may adversely affect our results and financial condition.

The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac (the Enterprises), under the direction of the FHFA, the Enterprises’ regulator and conservator, to develop a common security MBS issued by the Enterprises.

Our liquidity is typically reduced each month when we receive margin calls related to factor changes, and typically increased each month when we receive payment of principal and interest on Fannie Mae and Freddie Mac securities. Legacy Freddie Mac securities pay principal and interest earlier in the month than Fannie Mae and Uniform Mortgage Backed Securities ("UMBS"), meaning that legacy Freddie Mac positions reduce the period of time between meeting factor-related margin calls and receiving principal and interest. The percentage of legacy Freddie Mac positions in the market and in our portfolio will likely decrease over time as those securities are converted to UMBS or pay off.

The FHFA recently released a Request For Input regarding pooling practices and other topics relating to aligning the prepayment speeds of UMBS issued by each of the Enterprises. There is no certainty about what, if any, changes may result from the Request For Input. Some of the proposals described in the Request For Input, if implemented, could negatively impact the Agency mortgage-backed securities market and could make it more difficult for us to comply with our Investment Company Act exemption.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the NYSE under the symbol "MITT." As of February 14, 2020, there were 32,748,720 shares of common stock outstanding and approximately 37 registered holders of our common stock. The 37 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2019	High	Low
First Quarter	$18.49	$15.62
Second Quarter	17.32	15.25
Third Quarter	16.51	14.86
Fourth Quarter	16.05	14.67

2018	High	Low
First Quarter	$19.01	$16.31
Second Quarter	19.69	17.00
Third Quarter	19.60	17.93
Fourth Quarter	18.36	15.52

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
12/13/2019	12/31/2019	1/31/2020	0.45
Total			$1.90

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.50
9/14/2018	9/28/2018	10/31/2018	0.50
12/14/2018	12/31/2018	1/31/2019	0.50
Total			$1.975

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

The following table presents certain information about our equity incentive plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	—	$—	17,921
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	17,921

Performance graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2014 to the NYSE closing price per share on December 31, 2019 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the "S&P 500") and an index of selected issuers of FTSE NAREIT Mortgage REITs. Total return values were calculated assuming $100 invested with the reinvestment of all dividends. Historical prices are not necessarily indicative of future price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
AG Mortgage Investment Trust, Inc.	$100	$79	$120	$148	$139	$151
S&P 500	$100	$101	$114	$138	$132	$174
FTSE NAREIT Mortgage REITs	$100	$91	$112	$134	$131	$158
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

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$2,315,439	$1,988,280	$2,247,161	$1,057,664	$1,201,442
Non-Agency	717,470	625,350	1,004,256	1,043,017	1,229,811
ABS	—	21,160	40,958	21,232	54,762
CMBS	416,923	261,385	220,169	211,653	148,949
Residential mortgage loans, at fair value	417,785	186,096	18,890	38,196	57,080
Commercial loans, at fair value	158,686	98,574	57,521	60,069	72,800
Investments in debt and equity of affiliates	156,311	84,892	99,696	72,216	43,040
Excess mortgage servicing rights, at fair value	17,775	26,650	5,084	413	425
Cash and cash equivalents	81,692	31,579	15,200	52,470	46,253
Total assets	4,347,817	3,548,926	3,789,295	2,628,645	3,164,076
Financing arrangements	3,233,468	2,720,488	3,004,407	1,900,510	2,034,963
Securitized debt	224,348	10,858	16,478	21,492	30,047
Dividend payable	14,734	14,372	13,392	13,158	13,496
Stockholders' equity	849,046	656,011	714,259	655,876	666,945

	Year Ended
(in thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Statement of Operations Data:

Net Interest Income
Interest income	$171,660	$156,475	$128,845	$123,006	$141,273
Interest expense	90,108	70,502	43,722	33,785	31,230
Total Net Interest Income	81,552	85,973	85,123	89,221	110,043

Other Income/(Loss)
Net realized gain/(loss)	(50,822)	(39,450)	(13,986)	(10,391)	(17,148)
Net interest component of interest rate swaps	7,736	2,230	(7,763)	(6,010)	(13,205)
Unrealized gain/(loss) on real estate securities and loans, net	83,832	(20,940)	45,529	2,673	(32,492)
Unrealized gain/(loss) on derivative and other instruments, net	(312)	(13,538)	19,813	8,613	(12,181)
Foreign currency gain/(loss), net	(2,512)	—	—	—	—

Expenses
Management fee to affiliate	9,825	9,544	9,835	9,809	9,971
Other operating expenses	18,638	14,885	10,965	10,291	12,357
Excise tax	531	1,500	1,500	1,513	1,500
Servicing fees	1,619	433	234	404	671

Equity in earnings/(loss) from affiliates	7,644	15,593	12,622	1,519	3,398

Net Income/(Loss) from Continuing Operations	97,338	3,504	118,558	63,683	13,818
Net Income/(Loss) from Discontinued Operations	(4,416)	(1,936)	—	—	—
Net Income/(Loss)	92,922	1,568	118,558	63,683	13,818

Dividends on preferred stock (1)	16,122	13,469	13,469	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$76,800	$(11,901)	$105,089	$50,214	$349

Share Data:
Earnings/(Loss) Per Share - Basic
Continuing Operations	$2.52	$(0.35)	$3.77	$1.80	$0.01
Discontinued Operations	(0.13)	(0.07)	—	—	—
Total Earnings/(Loss) Per Common Share	$2.39	$(0.42)	$3.77	$1.80	$0.01

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$2.52	$(0.35)	$3.77	$1.80	$0.01
Discontinued Operations	(0.13)	(0.07)	—	—	—
Total Earnings/(Loss) Per Common Share	$2.39	$(0.42)	$3.77	$1.80	$0.01

Dividends Declared Per Share of Common Stock	$1.90	$1.975	$2.00	$1.90	$2.275
(1) The year ended December 31, 2019 includes cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of December 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Agency RMBS and Credit Investments. Our Credit Investments include Residential Investments and Commercial Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock, our 8.00% Series B Cumulative Redeemable Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA, MITT PrB, and MITT PrC, respectively.

Prior to December 31, 2019, we conducted our business through the following segments; (i) Securities and Loans and (ii) Single-Family Rental Properties. On November 15, 2019, we sold our portfolio of single-family rental properties and no longer separate our business into segments. We reclassified the operating results of our Single-Family Rental Properties segment to discontinued operations and excluded the income associated with the portfolio from continuing operations for all periods presented. See Note 14 to the "Notes to Consolidated Financial Statements" for additional financial information regarding our discontinued operations.

Market conditions

S&P CoreLogic Case-Shiller reported a 3.3% increase in national home prices year-over-year, up slightly from 3.2% in the previous quarter and down from 5.3% a year ago. New and existing home sales oscillated during the quarter as limited supply, particularly in the lower- and middle-price tiers, and affordability headwinds from rising prices continued to challenge homebuyers. On the other hand, a monthly survey of homebuilders, measuring sales expectations, current sale conditions and buyer traffic, reached its highest level since June 1999, as relatively low mortgage rates, limited housing stock and a strong job market increased builders’ confidence.

Although the pace of home price appreciation has slowed, the continued positive trajectory in home prices has resulted in an annual 5.1% increase of U.S. homeowner equity in the third quarter of 2019 according to CoreLogic’s Homeowner Equity Report. At the same time, the total number of mortgaged residential properties with negative equity (homes where the homeowner owes more on the home than the home is worth) decreased 10% on a year-over-year basis to two million homes. Additionally, credit performance in terms of serious delinquencies and subsequent default rates continued to be stable-to-improving. According to CoreLogic’s Loan Performance Insights Report, the serious delinquency rate on residential mortgages, defined as 90 days or more past due including loans in foreclosure, was 1.7% in September 2019, down from 2.0% in September 2018. This improvement has been driven primarily by the strengthening of borrower’s household balance sheets and the strength of the U.S. labor market. With unemployment and jobless claims remaining at or near historical lows, subdued inflation, and a belief that their prior interest rate cuts were sufficient insurance protection against a further weakening of economic data, the Federal Reserve unanimously voted to maintain the federal funds interest rate at its target range of 1.50%-1.75% at its December meeting. Chairman Powell expressed confidence in a favorable outlook for the economy and indicated that the Fed is on hold for the foreseeable future and that a significant change in their outlook would be required for further rate cuts to occur.

Spreads for many mortgage sectors were stable during the fourth quarter of 2019 although Agency MBS spreads tightened sharply versus benchmarks as headwinds from the prior two quarters turned to tailwinds. Higher rates, decreased origination, lower implied volatility and favorable seasonals all helped improve valuations versus both benchmark interest rates and investment grade corporate credit. Successful actions by the Federal Reserve to stabilize funding during the quarter further supported valuations through an improved carry profile. Spreads for credit-risk transfer (CRT) were relatively unchanged, in some instances a little tighter. Supply was well-absorbed, and strong investor demand continuously reduced dealer balance sheets through the quarter. However, CRT bonds that trade at large price premiums to par faced some moderate spread pressure before relief set in from higher rates. Strong demand for legacy RMBS continued. CMBS spreads generally widened during the quarter on the heels of strong supply into the end of the year.

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

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our target assets in the marketplace, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Our net interest income varies primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs.

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2019	December 31, 2018
Statement of Operations Data:
Net Interest Income
Interest income	$171,660	$156,475	$15,185
Interest expense	90,108	70,502	19,606
Total Net Interest Income	81,552	85,973	(4,421)

Other Income/(Loss)
Net realized gain/(loss)	(50,822)	(39,450)	(11,372)
Net interest component of interest rate swaps	7,736	2,230	5,506
Unrealized gain/(loss) on real estate securities and loans, net	83,832	(20,940)	104,772
Unrealized gain/(loss) on derivative and other instruments, net	(312)	(13,538)	13,226
Foreign currency gain/(loss), net	(2,512)	—	(2,512)
Other income	1,182	237	945
Total Other Income/(Loss)	39,104	(71,461)	110,565

Expenses
Management fee to affiliate	9,825	9,544	281
Other operating expenses	18,638	14,885	3,753
Equity based compensation to affiliate	349	239	110
Excise tax	531	1,500	(969)
Servicing fees	1,619	433	1,186
Total Expenses	30,962	26,601	4,361

Income/(loss) before equity in earnings/(loss) from affiliates	89,694	(12,089)	101,783

Equity in earnings/(loss) from affiliates	7,644	15,593	(7,949)
Net Income/(Loss) from Continuing Operations	97,338	3,504	93,834
Net Income/(Loss) from Discontinued Operations	(4,416)	(1,936)	(2,480)
Net Income/(Loss)	92,922	1,568	91,354

Dividends on preferred stock	16,122	13,469	2,653

Net Income/(Loss) Available to Common Stockholders	$76,800	$(11,901)	$88,701

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Interest income increased from December 31, 2018 to December 31, 2019 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, period over period by $0.3 billion from $3.3 billion for the year ended December 31, 2018 to $3.6 billion for the year ended December 31, 2019. Additionally, there was an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of 0.01%

from 4.80% for the year ended December 31, 2018 to 4.81% for the year ended December 31, 2019.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Interest expense increased from December 31, 2018 to December 31, 2019 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.38% from 2.55% for the year ended December 31, 2018 to 2.93% for the year ended December 31, 2019. Additionally, there was an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, of $0.3 billion from $2.8 billion for the year ended December 31, 2018 to $3.1 billion for the year ended December 31, 2019. For the year ended December 31, 2019, interest expense includes a de minimis amount of deferred financing costs that were excluded from core earnings in transaction related expenses. Refer to the "Financing activities" section below for a discussion of material changes in our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales of real estate securities out of our GAAP investment portfolio, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) settlement of derivatives and other instruments, and (iv) other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 of the "Notes to Consolidated Financial Statements" for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Sale of real estate securities	$29,858	$(54,987)
Sale of loans and loans transferred to or sold from Other assets	1,042	2,352
Settlement of derivatives and other instruments	(64,181)	21,099
OTTI	(17,541)	(7,914)
Total Net realized gain/(loss)	$(50,822)	$(39,450)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps increased from December 31, 2018 to December 31, 2019 due to a decrease in the weighted average pay rate for swaps from 2.41% at December 31, 2018 to 1.60% at to December 31, 2019. This was offset by a decrease in three-month LIBOR. Three-month LIBOR decreased from 2.808% at December 31, 2018 to 1.908% at December 31, 2019. In addition, the weighted average swap notional decreased from $2.3 billion for the year ended December 31, 2018 to $1.6 billion for the year ended December 31, 2019.

Unrealized gain/(loss) on real estate securities and loans, net

For the year ended December 31, 2019, the gain of $83.8 million was comprised of unrealized gains on securities of $75.2 million and unrealized gains on loans of $8.6 million during the year.

Unrealized gain/(loss) on derivative and other instruments, net

For the year ended December 31, 2019, the $(0.3) million loss was comprised of unrealized losses on certain derivatives of $(0.3) million due to the decrease in the value of such derivatives.

Foreign currency gain/(loss), net

Foreign currency gain/(loss), net pertains to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Refer to Note 2 of the "Notes to the Consolidated Financial Statements" for details on what specifically is included in the "Foreign currency gain/(loss), net" line item.

We invested in assets and liabilities denominated in foreign currencies during the year ended December 31, 2019, causing the change from the year ended December 31, 2018 to the year ended December 31, 2019. The 2019 losses relate to an increase in the value of GBP relative to USD from the time we acquired assets and liabilities denominated in foreign currencies through the end of the year.

Other income

Other income primarily includes certain fees we receive on our loans and CMBS portfolios, and a premium received on a credit default swap which was entered into and expired in Q2 2019.

Other income increased from December 31, 2018 to December 31, 2019 primarily as a result of origination fees received on our loans during the year.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Management fees increased from December 31, 2019 and December 31, 2018 primarily due to an increase in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Non Investment Related Expenses
Affiliate reimbursement - Operating expenses	$6,873	$6,517
Professional Fees	1,982	2,124
D&O insurance	697	708
Directors' compensation	880	854
Other	1,034	952
Total Corporate Expenses (1)	11,466	11,155

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	609	446
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees (2)	42	228
Professional fees	186	137
Residential mortgage loan related expenses	1,312	723
Transaction related expenses and deal related performance fees (2)	4,491	1,808
Other	532	388
Total Investment Expenses (1)	7,172	3,730
Total Other operating expenses	$18,638	$14,885

(1)
Total Corporate Expenses and Total Investment Expenses for the three months ended December 31, 2019 were $3.2 million and $1.8 million, respectively. Total Corporate Expenses and Total Investment Expenses for the three months ended December 31, 2018 were $2.7 million and $2.0 million, respectively.

(2)
For the years ended December 31, 2019 and December 31, 2018, total transaction related expenses and deal related performance fees were $4.5 million and $2.1 million, respectively. For the year ended December 31, 2019, the $4.5 million was comprised of $4.5 million and $42.0 thousand per the chart above as well as a de minimis amount of deferred financing costs that are included within interest expense. For the year ended December 31, 2018, the $2.1 million was comprised of $1.8 million and $0.2 million per the chart above as well as $0.1 million of deferred financing costs that are included within interest expense.

The increase in Transaction related expenses and deal related performance fees from December 31, 2018 to December 31, 2019 is primarily a result of expenses incurred in connection with the Q3 2019 securitization of certain of our re-performing residential mortgage loans coupled with additional expenses incurred in connection with purchases of Residential mortgage loans during 2019.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

Equity based compensation to affiliate increased from December 31, 2019 to December 31, 2018 as a result of a retrospective adjustment in Q1 2019 as a result of our adoption of ASU 2018-7, which changed the measurement of nonemployee share-based payment award recognition from the performance completion date (generally the vesting date) to the grant date.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

For the years ended December 31, 2019 and December 31, 2018 our excise tax decreased primarily due to a true up based on filing our 2018 tax return coupled with a decrease in our current estimated undistributed taxable income.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of December 31, 2019, and December 31, 2018, we owned Residential mortgage loans with a fair value of $417.8 million and $186.1 million, respectively. This increase in the fair value of the Residential mortgage loans we own pertains to the purchase of Residential mortgage loan pools in 2019.

For the years ended December 31, 2019 and December 31, 2018, our servicing fees increased primarily due to our purchases of residential mortgage loans during the period.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc. The decrease from the year ended December 31, 2019 to the year ended December 31, 2018 primarily pertains to our share of the unrealized losses on investments held within affiliated entities.

Discontinued operations

On November 15, 2019, we sold our portfolio of single-family rental properties to a third party at a price of approximately $137 million. We recognized a gain of $0.2 million as a result of the transaction. We reclassified the operating results of the single-family rental properties segment to discontinued operations and excluded the income from continuing operations for all periods presented.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2018	December 31, 2017
Statement of Operations Data:
Net Interest Income
Interest income	$156,475	$128,845	$27,630
Interest expense	70,502	43,722	26,780
Total Net Interest Income	85,973	85,123	850

Other Income/(Loss)
Net realized gain/(loss)	(39,450)	(13,986)	(25,464)
Net interest component of interest rate swaps	2,230	(7,763)	9,993
Unrealized gain/(loss) on real estate securities and loans, net	(20,940)	45,529	(66,469)
Unrealized gain/(loss) on derivative and other instruments, net	(13,538)	19,813	(33,351)
Other income	237	55	182
Total Other Income/(Loss)	(71,461)	43,648	(115,109)

Expenses
Management fee to affiliate	9,544	9,835	(291)
Other operating expenses	14,885	10,965	3,920
Equity based compensation to affiliate	239	301	(62)
Excise tax	1,500	1,500	—
Servicing fees	433	234	199
Total Expenses	26,601	22,835	3,766

Income/(loss) before equity in earnings/(loss) from affiliates	(12,089)	105,936	(118,025)

Equity in earnings/(loss) from affiliates	15,593	12,622	2,971
Net Income/(Loss) from Continuing Operations	3,504	118,558	(115,054)
Net Income/(Loss) from Discontinued Operations	(1,936)	—	(1,936)
Net Income/(Loss)	1,568	118,558	(116,990)

Dividends on preferred stock	13,469	13,469	—

Net Income/(Loss) Available to Common Stockholders	$(11,901)	$105,089	$(116,990)

Interest income

Interest income increased from December 31, 2017 to December 31, 2018 primarily due to an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, period over period by $0.4 billion from $2.9 billion for the year ended December 31, 2017 to $3.3 billion for the year ended December 31, 2018. Additionally, there was an increase in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of 0.35% from 4.45% for the year ended December 31, 2017 to 4.80% for the year ended December 31, 2018.

Interest expense

Interest expense increased from December 31, 2017 to December 31, 2018 primarily due to an increase in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.69% from 1.86% for the year ended December 31, 2017 to 2.55% for the year ended December 31, 2018. Additionally, there was an increase in the weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, of $0.5 billion from $2.3 billion for the year ended December 31, 2017 to $2.8 billion for the year ended December 31, 2018. For the year ended December 31, 2018, interest expenses includes $0.1 million of deferred financing costs that were excluded from core earnings in transaction related expenses.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Sale of real estate securities	$(54,987)	$196
Sale of loans and loans transferred to or sold from Other assets	2,352	2,972
Settlement of derivatives and other instruments	21,099	(9,228)
OTTI	(7,914)	(7,926)
Total Net realized gain/(loss)	$(39,450)	$(13,986)

Net interest component of interest rate swaps

Net interest component of interest rate swaps increased from December 31, 2017 to December 31, 2018 due to an increase in three-month LIBOR, coupled with an increase in swap notional amount for the period. Three-month LIBOR increased from 1.694% at December 31, 2017 to 2.808% at December 31, 2018. In addition, the weighted average swap notional increased from $1.4 billion for the year ended December 31, 2017 to $2.3 billion for the year ended December 31, 2018.

Unrealized gain/(loss) on real estate securities and loans, net

For the year ended December 31, 2018, the $(20.9) million loss was comprised of unrealized losses on securities of $20.0 million and unrealized losses on loans of $0.9 million during the year.

Unrealized gain/(loss) on derivatives and other instruments, net

For the year ended December 31, 2018, the $(13.5) million loss was comprised of unrealized losses on certain derivatives of $13.4 million and unrealized losses on TBAs of $0.1 million during the year.

Other income

Other income increased from December 31, 2017 to December 31, 2018 primarily as a result of a premium received on a credit default swap.

Management fee to affiliate

Our management fees decreased from December 31, 2017 to December 31, 2018 primarily due to the decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses broken out between non investment portfolio related expenses and investment portfolio related expenses for the years ended December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Non Investment Related Expenses
Affiliate reimbursement - Operating expenses	$6,517	$6,120
Professional Fees	2,124	1,525
D&O insurance	708	722
Directors' compensation	854	549
Other	952	772
Total Corporate Expenses (1)	11,155	9,688

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	446	170
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees (2)	228	—
Professional fees	137	93
Residential mortgage loan related expenses	723	761
Transaction related expenses and deal related performance fees (2)	1,808	102
Other	388	151
Total Investment Expenses (1)	3,730	1,277
Total Other operating expenses	$14,885	$10,965

(1)
Total Corporate Expenses and Total Investment Expenses for the three months ended December 31, 2018 were $2.7 million and $2.0 million, respectively. Total Corporate Expenses and Total Investment Expenses for the three months ended December 31, 2017 were $2.3 million and $0.4 million, respectively.

(2)
For the years ended December 31, 2018 and December 31, 2017, total transaction related expenses and deal related performance fees were $2.1 million and $0.1 million, respectively. For the year ended December 31, 2018, the $2.1 million was comprised of $1.8 million and $0.2 million per the above as well as $0.1 million of deferred financing costs that are included within interest expense. Refer to our "Core Earnings" section below for more detail on transaction related expenses and deal related performance fees for the year ended December 31, 2017.

Equity based compensation to affiliate

For the years ended December 31, 2018 and December 31, 2017, our equity based compensation to affiliate decreased as a result of a decreased stock price for the year.

Excise tax

For the years ended December 31, 2018 and December 31, 2017 our excise tax remained relatively unchanged.

Servicing fees

For the years ended December 31, 2018 and December 31, 2017 our servicing fees increased primarily due to net purchases of residential mortgage loans during the period.

Equity in earnings/(loss) from affiliates

The increase for the year ended December 31, 2018 to the year ended December 31, 2017 primarily pertains to increased security prices causing an increase in unrealized gains on securities and loans.

Discontinued operations

On November 15, 2019, we sold our portfolio of single-family rental properties to a third party at a price of approximately $137 million. We recognized a gain of $0.2 million as a result of the transaction. We reclassified the operating results of the single-family rental properties segment to discontinued operations and excluded the income from continuing operations for all periods presented.

Book value per share

As of December 31, 2019 and December 31, 2018, our book value per common share was $17.61 and $17.21, respectively.

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

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities" and "Liquidity and capital resources" sections of this Part II, Item 7, where we disclose our investment portfolio and the related financing arrangements, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates and TBAs.

Net interest margin and leverage ratio

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio or our investment portfolio, respectively, which both exclude cash held by us and any net TBA position. The weighted average yield on our Agency RMBS portfolio and our credit portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of year-end. The calculation of weighted average yield is weighted on fair value. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at year-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps, the net receive/pay rate on our Treasury long and short positions, respectively, and the net receivable rate on our IO index derivatives, if any. Both elements of cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio or our investment portfolio and securitized debt at year-end, exclusive of repurchase agreements associated with U.S. Treasury securities, if any.

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of December 31, 2019, December 31, 2018 and December 31, 2017, and a reconciliation to our GAAP investment portfolio:

December 31, 2019
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.57%	—%	6.75%	4.82%
Cost of Funds (b)	2.23%	—%	3.94%	2.35%
Net Interest Margin	2.34%	—%	2.81%	2.47%
Leverage Ratio (c)	4.1x	N/A	(d)	4.1x

December 31, 2018
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.29%	—%	6.49%	5.37%
Cost of Funds (b)	2.82%	—%	5.79%	2.96%
Net Interest Margin	2.47%	—%	0.70%	2.41%
Leverage Ratio (c)	4.2x	N/A	(d)	4.4x

December 31, 2017
Weighted Average	GAAP Investment Portfolio	Other Assets	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.45%	10.03%	12.32%	4.64%
Cost of Funds (b)	2.26%	—%	3.80%	2.26%
Net Interest Margin	2.19%	10.03%	8.52%	2.38%
Leverage Ratio (c)	4.2x	N/A	(d)	4.4x

(a)	Excludes any net TBA position.

(b)	Includes cost of non-recourse financing arrangements. Non-recourse financing arrangements include securitized debt.

(c)
The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.

(d)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on real estate securities, loans, derivatives and other investments, (b) net realized gains/(losses) on the sale or termination of such instruments, and (c) any OTTI, (ii) beginning with Q2 2018, as a policy change, any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) beginning with Q3 2018, as a policy change, accrued deal related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), (iv) beginning with Q4 2018 and applied retrospectively, as a policy change, realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights as well as realized and unrealized changes in the fair value of derivatives that are intended to offset changes in the fair value of those net mortgage servicing rights, (v) beginning with Q3 2019, concurrent with a change in our business, any foreign currency gains/(losses) relating to monetary assets and liabilities, and (vi) beginning with Q4 2019 and applied retrospectively, concurrent with a change in our business, income from discontinued operations. Items (i) through (vi) above include any amounts related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition or disposition of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors as it enables them to evaluate our current core performance using the same measure that management uses to operate the business. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 is set forth below (in thousands, except per share data):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Income/(loss) available to common stockholders	$76,800	$(11,901)	$105,089
Add (Deduct):
Net realized (gain)/loss	50,822	39,450	13,986
Unrealized (gain)/loss on real estate securities and loans, net	(83,832)	20,940	(45,529)
Unrealized (gain)/loss on derivative and other instruments, net	312	13,538	(19,813)
Transaction related expenses and deal related performance fees (a)(b)(c)	4,517	2,137	—
Equity in (earnings)/loss from affiliates	(7,644)	(15,593)	(12,622)
Net interest income and expenses from equity method investments (d)	6,005	6,701	7,573
Foreign currency (gain)/loss, net	2,512	—	—
Net (income)/loss from discontinued operations	4,416	1,936	—
Dollar roll income	1,012	1,598	3,099
Other income	(27)	—	—
Core Earnings	$54,893	$58,806	$51,783

Core Earnings, per Diluted Share	$1.70	$2.07	$1.86

(a)
For the year ended December 31, 2017 and the three months ended March 31, 2018, the above chart was not adjusted for transaction related expenses of $0.3 million and $0.1 million, respectively. Neither had a material impact on Core Earnings for those periods. Our policy with respect to transaction related expenses was modified in Q2 2018.

(b)
For the year ended December 31, 2017 and the six months ended June 30, 2018, the above chart was not adjusted for deal related performance fees of $0.1 million. Neither had a material impact on Core Earnings for those periods. Our policy with respect to deal related performance fees was modified in Q3 2018.

(c)
Refer to changes in Interest expense and Other operating expenses in our "Results of Operations" section above for a breakout of transaction related expenses and deal related performance fees for the years ended December 31, 2019 and December 31, 2018.

(d)
For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, $(8.5) million or $(0.26) per share, $0.5 million or $0.02 per share, and $1.1 million or $0.04 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings per diluted share as a result of our modification to the definition and calculation of Core Earnings in Q4 2018.

Investment activities

We opportunistically invest in a diversified risk-adjusted portfolio of Agency RMBS and Credit Investments, which include Residential Investments and Commercial Investments.

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

The following table presents a detailed break-down of our investment portfolio as of December 31, 2019 and December 31, 2018 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Agency RMBS	$2,333,626	$2,015,586	52.8%	58.9%	7.1x	7.0x
Residential Investments	1,493,869	1,019,116	33.8%	29.8%	2.7x	3.3x
Commercial Investments	589,709	365,052	13.4%	10.7%	2.1x	2.4x
ABS	—	21,160	—%	0.6%	N/A	1.0x
Total: Investment Portfolio	$4,417,204	$3,420,914	100.0%	100.0%	4.1x	4.4x
Investments in Debt and Equity of Affiliates (b)	$373,126	$213,419	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$4,044,078	$3,207,495	N/A	N/A	4.1x	4.2x

(a)
The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart below). The Economic Leverage Ratio excludes any non-recourse financing arrangements, including securitized debt. The leverage ratio on our Agency RMBS includes any net receivables on TBA. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.

(b)	Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

(c)	Refer to the "Financing activities" section below for an aggregate breakout of leverage.

We allocate our equity by investment using the fair value of our investment portfolio, less any associated leverage, inclusive of any long TBA position (at cost). We allocate all non-investment portfolio related assets and liabilities to our investment portfolio based on the characteristics of such assets and liabilities in order to sum to stockholders' equity per the consolidated balance sheets. Our equity allocation method is a non-GAAP methodology and may not be comparable to the similarly titled measure or concepts of other companies, who may use different calculations and allocation methodologies.

The following table presents a summary of the allocated equity of our investment portfolio as of December 31, 2019 and December 31, 2018 ($ in thousands):

	Allocated Equity		Percent of Equity
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Agency RMBS	$295,358	$257,454	34.8%	39.2%
Residential Investments	359,923	241,284	42.4%	36.8%
Commercial Investments	193,765	109,159	22.8%	16.6%
ABS	—	10,293	—%	1.6%
Discontinued Operations	—	37,821	—%	5.8%
Total	$849,046	$656,011	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2019 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$2,125,067	$2,184,190	$57,108	$2,241,298	3.73%	3.17%	5.85
Inverse Interest Only	217,031	37,611	627	38,238	4.37%	6.66%	4.97
Interest Only	259,161	35,333	570	35,903	3.56%	5.02%	4.01
Excess MSR (4)	3,042,841	20,188	(2,001)	18,187	N/A	8.33%	5.56
Total Agency RMBS	5,644,100	2,277,322	56,304	2,333,626	3.77%	3.30%	5.57

Credit Investments:
Residential Investments
Prime (5)	297,932	213,056	28,831	241,887	4.92%	7.44%	11.63
Alt-A/Subprime (5)	141,464	110,605	12,107	122,712	4.40%	6.89%	8.23
Credit Risk Transfer	270,397	270,988	8,967	279,955	5.17%	5.27%	5.66
Non-U.S.RMBS	44,867	54,340	3,391	57,731	3.21%	3.58%	2.53
Interest Only and Excess MSR (4)	244,115	1,592	(376)	1,216	0.77%	7.73%	6.34
Re/Non-Performing Loans	605,844	493,734	16,449	510,183	4.14%	6.48%	6.56
Non-QM Loans	1,141,131	250,087	4,189	254,276	1.69%	5.35%	1.71
Land Related Financing	25,607	25,395	514	25,909	12.27%	12.40%	3.00
Total Residential Investments	2,771,357	1,419,797	74,072	1,493,869	3.53%	6.24%	4.99

Commercial Investments
CMBS	277,020	262,233	784	263,017	4.87%	5.57%	4.07
Freddie Mac K-Series	235,810	100,427	17,723	118,150	5.01%	11.34%	8.34
Interest Only (6)	3,650,693	46,606	3,250	49,856	0.23%	6.64%	3.02
Commercial Real Estate Loans (7)	158,686	158,000	686	158,686	6.82%	7.17%	1.92
Total Commercial Investments	4,322,209	567,266	22,443	589,709	0.82%	7.25%	3.33
Total Credit Investments	7,093,566	1,987,063	96,515	2,083,578	1.74%	6.53%	3.98
Total: Investment Portfolio	$12,737,666	$4,264,385	$152,819	$4,417,204	2.34%	4.82%	4.69
Investments in Debt and Equity of Affiliates	$1,676,838	$361,992	$11,134	$373,126	1.82%	6.75%	2.71
Total: GAAP Investment Portfolio	$11,060,828	$3,902,393	$141,685	$4,044,078	2.41%	4.57%	4.94

(1)
Refer to "Off-balance sheet arrangements" section below and Note 2 to the "Notes of the Consolidated Financial Statements" section for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheet and a discussion of Investments in debt and equity of affiliates.

(2)	Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3)
Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4)
Within Agency RMBS, Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE. Within Residential Investments, Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(5)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 674, respectively.

(6)	Comprised of Freddie Mac K-Series interest-only bonds.

(7)	Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2018 (in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years)(3)
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$1,832,745	$(2,630)	$1,830,115	4.08%	3.66%	8.82
Fixed Rate CMO	44,418	44,745	(388)	44,357	3.00%	2.79%	3.95
Inverse Interest Only	310,065	52,952	(594)	52,358	3.68%	9.84%	6.83
Interest Only	370,679	62,132	(682)	61,450	3.55%	6.67%	5.20
Excess MSR (4)	3,723,025	27,043	263	27,306	N/A	10.45%	6.76
Total Agency RMBS	6,230,182	2,019,617	(4,031)	2,015,586	3.94%	3.98%	7.24

Credit Investments:
Residential Investments
Prime (5)	388,021	287,754	28,637	316,391	4.83%	7.19%	10.95
Alt-A/Subprime (5)	209,887	126,206	11,789	137,995	4.76%	6.81%	7.28
Credit Risk Transfer	144,215	144,409	5,259	149,668	6.13%	6.26%	5.97
Interest Only and Excess MSR (4)	337,908	3,373	(65)	3,308	0.63%	22.02%	5.51
Re/Non-Performing Loans	369,803	294,803	3,624	298,427	4.86%	7.71%	5.73
Non-QM Loans	109,960	112,939	388	113,327	6.14%	5.06%	2.89
Total Residential Investments	1,559,794	969,484	49,632	1,019,116	4.58%	6.97%	7.01
Commercial Investments
CMBS	172,095	131,159	(1,330)	129,829	6.14%	6.74%	3.64
Freddie Mac K-Series	202,176	70,590	14,694	85,284	5.89%	12.24%	9.56
Interest Only (6)	3,534,050	48,398	2,967	51,365	0.23%	6.87%	3.43
Commercial Real Estate Loans (7)	98,574	98,573	1	98,574	7.45%	7.65%	0.92
Total Commercial Investments	4,006,895	348,720	16,332	365,052	0.65%	8.29%	3.69
ABS	22,125	21,946	(786)	21,160	9.49%	10.22%	5.38
Total Credit Investments	5,588,814	1,340,150	65,178	1,405,328	1.66%	7.36%	4.62
Total: Investment Portfolio	$11,818,996	$3,359,767	$61,147	$3,420,914	2.41%	5.37%	6.00
Investments in Debt and Equity of Affiliates	$544,914	$212,349	$1,070	$213,419	3.29%	6.49%	5.10
Total: GAAP Investment Portfolio	$11,274,082	$3,147,418	$60,077	$3,207,495	2.38%	5.29%	6.04

(1)
Refer to "Off-balance sheet arrangements" section below and Note 2 to the 'Notes of the Consolidated Financial Statements" section for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheet and a discussion of Investments in debt and equity of affiliates.

(2)	Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.

(3)
Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(4)
Within Agency RMBS, Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE. Within Residential Investments, Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.

(5)
Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 665, respectively.

(6)	Comprised of Freddie Mac K-Series interest-only bonds.

(7)	Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio for the year ends presented:

	Fair Value		CPR (1)(2)
Agency RMBS	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
30 Year Fixed Rate	$2,241,298	$1,830,115	8.1%	5.5%
Fixed Rate CMO (3)	—	44,357	8.2%	6.5%
ARM (4)	—	—	—%	11.0%
Inverse Interest Only	38,238	52,358	11.7%	6.6%
Interest Only	35,903	61,450	10.3%	7.5%
Total/Weighted Average	$2,315,439	$1,988,280	8.2%	5.9%

(1)	Represents the weighted average monthly CPRs published during the year for our in-place portfolio during the same period.

(2)	Source: Bloomberg.

(3)	We held Fixed Rate CMOs during 2019, but sold them prior to December 31, 2019.

(4)	We held ARMs during 2018, but sold them prior to December 31, 2018.

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	December 31, 2019	December 31, 2018
Non-Agency RMBS (1)	$835,325	$716,197
CMBS (2)	431,023	266,478
ABS	—	21,160
Total Credit securities	1,266,348	1,003,835

Residential loans (3)	658,544	302,919
Commercial real estate loans	158,686	98,574
Total loans	817,230	401,493

Total Credit investments	$2,083,578	$1,405,328
Less: Investments in Debt and Equity of Affiliates	$372,571	$212,555
Total GAAP Credit Portfolio	$1,711,007	$1,192,773

(1)
Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing held in securitized form.

(2)	Includes CMBS, Freddie Mac K-Series, and Interest-Only investments.

(3)	Includes Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing not held in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2019 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$278,125	$198,225	$25,099	$223,324	5.07%	7.12%	12.67
2010	1,070	948	42	990	1.97%	6.68%	2.94
2011	4,812	4,302	29	4,331	4.44%	5.73%	4.93
2012	3,740	3,062	510	3,572	4.05%	7.61%	3.42
2013	76,869	17,724	1,367	19,091	2.18%	7.06%	2.58
2014	974,525	38,454	4,320	42,774	0.31%	10.46%	0.56
2015	895,235	108,425	17,520	125,945	0.84%	9.24%	4.22
2016	1,139,729	80,162	11,595	91,757	0.60%	8.67%	4.57
2017	1,054,591	176,767	8,632	185,399	0.88%	6.43%	4.27
2018	275,234	104,090	3,040	107,130	2.08%	5.48%	5.77
2019	1,498,432	449,682	12,353	462,035	2.07%	6.05%	2.73
Total: Credit Securities	$6,202,362	$1,181,841	$84,507	$1,266,348	1.24%	6.92%	3.78
Investments in Debt and Equity of Affiliates	$1,311,008	$123,152	$8,803	$131,955	0.78%	9.50%	2.50
Total: GAAP Basis	$4,891,354	$1,058,689	$75,704	$1,134,393	1.31%	6.62%	4.13

(1)	Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
Weighed average life is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of December 31, 2018 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$409,237	$279,978	$26,811	$306,789	4.98%	7.01%	10.79
2010	1,415	1,237	18	1,255	2.51%	6.14%	2.94
2011	6,144	5,405	5	5,410	4.31%	6.03%	5.00
2012	4,966	4,147	545	4,692	4.22%	6.30%	3.59
2013	71,948	13,662	1,569	15,231	2.04%	7.57%	2.89
2014	991,192	33,899	3,956	37,855	0.28%	10.42%	1.01
2015	1,140,335	112,805	16,128	128,933	0.74%	9.19%	4.36
2016	1,292,975	111,709	12,800	124,509	0.78%	8.11%	4.96
2017	833,086	211,172	3,817	214,989	1.64%	7.58%	5.46
2018	366,221	166,254	(2,082)	164,172	2.49%	7.35%	5.51
Total: Credit Securities	$5,117,519	$940,268	$63,567	$1,003,835	1.28%	7.73%	4.62
Investments in Debt and Equity of Affiliates	$271,780	$95,474	$466	$95,940	1.60%	8.26%	5.19
Total: GAAP Basis	$4,845,739	$844,794	$63,101	$907,895	1.26%	7.67%	4.59

(1)	Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

(2)	Equity residual investments and principal only securities are excluded from this calculation.

(3)
Weighted average life is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2019 and December 31, 2018 (in thousands):

Credit Rating - Credit Securities (1)	December 31, 2019 (2)	December 31, 2018 (2)
AAA	$4,975	$15,240
A	13,792	24,824
BBB	65,454	27,510
BB	106,311	71,678
B	226,083	146,753
Below B	103,985	144,962
Not Rated	745,748	572,868
Total: Credit Securities	$1,266,348	$1,003,835
Less: Investments in Debt and Equity of Affiliates	$131,955	$95,940
Total: GAAP Basis	$1,134,393	$907,895

(1)	Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

(2)	Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios ($ in thousands):

December 31, 2019
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$174,569	24.5%	California	$52,647	12.2%
Florida	62,796	8.8%	New York	46,317	10.7%
New York	57,931	8.1%	Texas	45,619	10.6%
Texas	33,890	4.8%	Florida	45,032	10.4%
New Jersey	23,736	3.3%	New Jersey	31,396	7.3%
Other	482,403	50.5%	Other	210,012	48.8%
Total	$835,325	100.0%	Total	$431,023	100.0%

(1)	CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.

(2)
Non-Agency RMBS fair value includes $123.0 million, respectively, of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

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

See Note 4 to the "Notes to the Consolidated Financial Statements" for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

December 31, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$241,887	10.6%	136.7	9.8%
Alt-A/Subprime	122,712	12.8%	162.3	17.7%
Credit Risk Transfer	279,955	0.4%	24.5	1.8%
Non-U.S. RMBS	57,731	7.3%	147.8	15.8%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$263,017	0.2%	22.1	9.3%
Freddie Mac K Series	118,150	0.6%	45.3	0.4%

December 31, 2018
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$316,391	10.4%	133.2	11.9%
Alt-A/Subprime	137,995	14.6%	152.1	16.5%
Credit Risk Transfer	149,668	0.3%	24.0	1.2%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$129,829	1.1%	29.6	13.6%
Freddie Mac K Series	85,284	0.7%	39.7	0.6%

*Sources: Intex, Trepp

The following table presents detail on our commercial real estate loan portfolio on December 31, 2019 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield (4)	Life (Years) (5)	Initial Stated Maturity Date	Extended Maturity Date (6)	Location
Loan G (7)	$45,856	$—	$45,856	$—	$—	$45,856	6.46%	6.46%	0.53	July 9, 2020	July 9, 2022	CA
Loan H (7)(8)	36,000	—	36,000	—	—	36,000	5.49%	5.49%	0.19	March 9, 2019	June 9, 2020	AZ
Loan I (9)	11,992	(184)	11,808	184	—	11,992	12.21%	14.51%	1.04	February 9, 2021	February 9, 2023	MN
Loan J (7)	4,674	—	4,674	—	—	4,674	6.36%	6.36%	2.12	January 1, 2023	January 1, 2024	NY
Loan K (10)	9,164	—	9,164	—	—	9,164	10.71%	11.86%	1.72	May 22, 2021	February 22, 2024	NY
Loan L (10)	51,000	(502)	50,498	502	—	51,000	6.16%	6.50%	4.63	July 22, 2022	July 22, 2024	IL
	$158,686	$(686)	$158,000	$686	$—	$158,686	6.82%	7.17%	1.92

(1)	We have the contractual right to receive a balloon payment for each loan.

(2)	See our "Off-balance sheet arrangements" section below for details on our commitments on commercial real estate loans as of December 31, 2019.

(3)	Each commercial real estate loan investment has a variable coupon rate.

(4)	Yield includes any exit fees.

(5)	Actual maturities of commercial real estate loans may be shorter than stated contractual maturities. Weighted average maturities are affected by prepayments of principal.

(6)	Represents the maturity date of the last possible extension option.

(7)	Loan G, Loan H, and Loan J are first mortgage loans.

(8)	Subsequent to quarter end, Loan H has been extended to the extended maturity date.

(9)	Loan I is a mezzanine loan.

(10)	Loan K and Loan L are comprised of first mortgage and mezzanine loans.

The following table presents detail on our commercial real estate loan portfolio on December 31, 2018 ($ in thousands).

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	7.13%	7.51%	0.52	July 1, 2016	July 1, 2019	TX
Loan F (7)	10,417	(1)	10,416	1	—	10,417	13.39%	14.02%	0.03	September 9, 2018	September 9, 2019	MN
Loan G (8)	19,357	—	19,357	—	—	19,357	7.14%	7.14%	1.54	July 9, 2020	July 9, 2022	CA
Loan H (8)	36,000	—	36,000	—	—	36,000	6.21%	6.21%	1.21	March 9, 2019	March 9, 2020	AZ
	$98,574	$(1)	$98,573	$1	$—	$98,574	7.45%	7.65%	0.92

(1)	We have the contractual right to receive a balloon payment for each loan.

(2)	Each commercial real estate loan investment has a variable coupon rate.

(3)	Yield includes any exit fees.

(4)	Actual maturities of commercial real estate loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)
Loan B is comprised of a first mortgage and mezzanine loan. As of December 31, 2018, Loan B has been extended to the extended maturity date shown above. Loan B paid off at par in Q3 2019 and we received $32.8 million of principal proceeds.

(7)	Loan F is a mezzanine loan. As of December 31, 2018, Loan F has been extended to January 2019. Loan F paid off at par in Q1 2019, and we received proceeds of $10.4 million.

(8)	Loan G and Loan H are first mortgage loans.

Financing activities

We use leverage to purchase our target assets. In 2019 and 2018, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We did not experience fluctuations in our haircuts that caused us to alter our business and financing strategies for the year ended December 31, 2019, but we continue to monitor the regulatory environment, which may influence the timing and amount of our financing activity. We seek to obtain financing from multiple different counterparties in order to reduce our financing risk related to any single counterparty. We had outstanding debt with 30 and 31 counterparties at December 31, 2019 and December 31, 2018, respectively.

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

We have also entered into revolving facilities to purchase certain loans in our investment portfolio. These facilities typically have longer stated maturities than repurchase agreements. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Additionally, these facilities contain representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of these types.

In response to declines in fair value of pledged assets due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. As of December 31, 2019 and December 31, 2018, we have met all margin call requirements.

For the year ended December 31, 2019, we noted no material changes in the spread of our financing arrangements. However, our cost of financing decreased. The Fed elected to cut the federal funds interest rate by a total of 75 basis points during 2019. As a result, our cost of financing decreased by 62 bps from 3.13% at December 31, 2018 to 2.51% at December 31, 2019.

The following table presents the quarter-end balance, average quarterly balance and maximum balance at any month-end for our (i) financing arrangements on our investment portfolio and U.S Treasury securities ("Non-GAAP Basis" below), and (ii) financing arrangements through affiliated entities, excluding any financing utilized in our investment in AG Arc, with a reconciliation of all quarterly figures to GAAP ("GAAP Basis" below) (in thousands). Refer to the "Hedging Activities" section below for more information on repurchase agreements secured by U.S. Treasury securities.

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
December 31, 2019
Non-GAAP Basis	$3,490,884	$3,703,921	$3,929,708
Less: Investments in Debt and Equity of Affiliates	257,416	240,602	257,830
GAAP Basis	$3,233,468	$3,463,319	$3,671,878
September 30, 2019
Non-GAAP Basis	$3,720,937	$3,301,725	$3,720,937
Less: Investments in Debt and Equity of Affiliates	195,949	238,144	279,478
GAAP Basis	$3,524,988	$3,063,581	$3,441,459
June 30, 2019
Non-GAAP Basis	$3,074,536	$3,166,610	$3,263,481
Less: Investments in Debt and Equity of Affiliates	183,286	216,024	238,045
GAAP Basis	$2,891,250	$2,950,586	$3,025,436
March 31, 2019
Non-GAAP Basis	$3,290,383	$3,069,958	$3,290,383
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,112,835	$2,895,286	$3,110,859
December 31, 2018
Non-GAAP Basis	$2,860,227	$2,851,744	$2,866,872
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,720,488	$2,725,893	$2,727,133
September 30, 2018
Non-GAAP Basis	$2,913,543	$2,862,935	$2,913,543
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,811,394	$2,770,102	$2,811,394
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594

The balance on our financing arrangements can reasonably be expected to (i) increase as the size of our investment portfolio increases primarily through equity capital raises and as we increase our investment allocation to Agency RMBS and (ii) decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments. Credit investments due to their risk profile, have lower leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much financing to us and lowers the balance of our total financing.

Financing arrangements on our investment portfolio

As of December 31, 2019 and December 31, 2018, we have entered into financing arrangements on our investment portfolio with 44 counterparties under which we had outstanding debt with 30 and 31 counterparties, respectively, inclusive of financing arrangements with affiliated entities. See Note 7 to the "Notes to Consolidated Financial Statements" for a description of our material financing arrangements.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each MRA, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of financing arrangements on our investment portfolio as of December 31, 2019 and December 31, 2018 (in thousands).

	December 31, 2019	December 31, 2018
Repurchase agreements	$3,194,409	$2,650,898
Revolving facilities	296,475	209,329
Total: Non-GAAP Basis	$3,490,884	$2,860,227
Investments in Debt and Equity of Affiliates	$257,416	$139,739
Total: GAAP Basis	$3,233,468	$2,720,488

The following table presents a summary of financing arrangements on our Investment Portfolio as of December 31, 2019 ($ in thousands):

	Agency		Credit		Total
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
30 days or less	$1,011,185	2.05%	$587,325	2.92%	$1,598,510	2.37%
31-60 days	1,098,093	1.96%	470,568	3.29%	1,568,661	2.36%
61-90 days	—	—	71,753	2.99%	71,753	2.99%
91-180 days	—	—	20,384	3.79%	20,384	3.79%
Greater than 180 days	—	—	231,576	3.90%	231,576	3.90%
Total: Non-GAAP Basis	$2,109,278	2.01%	$1,381,606	3.23%	$3,490,884	2.49%
Investments in Debt and Equity of Affiliates	$—	—	$257,416	3.94%	$257,416	3.94%
Total: GAAP Basis	$2,109,278	2.01%	$1,124,190	3.07%	$3,233,468	2.38%

(1)
As of December 31, 2019, our weighted average days to maturity was 94 days and our weighted average original days to maturity was 164 days on a GAAP Basis. As of December 31, 2019, our weighted average days to maturity was 92 days and our weighted average original days to maturity was 196 days on a Non-GAAP Basis.

The following table presents a summary of financing arrangements on our Investment Portfolio as of December 31, 2018 ($ in thousands):

	Agency		Credit		Total
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Overnight	$52,385	3.92%	$—	—	$52,385	3.92%
30 days or less	1,093,948	2.51%	482,281	3.52%	1,576,229	2.82%
31-60 days	658,721	2.57%	274,968	4.55%	933,689	3.16%
61-90 days	—	—	46,594	3.89%	46,594	3.89%
91-180 days	—	—	13,699	6.01%	13,699	6.01%
Greater than 180 days	—	—	237,631	4.56%	237,631	4.56%
Total: Non-GAAP Basis	$1,805,054	2.57%	$1,055,173	4.07%	$2,860,227	3.13%
Investments in Debt and Equity of Affiliates	$—	—	$139,739	5.79%	$139,739	5.79%
Total: GAAP Basis	$1,805,054	2.57%	$915,434	3.81%	$2,720,488	2.99%

(1)
As of December 31, 2018, our weighted average days to maturity was 83 days and our weighted average original days to maturity was 156 days on a GAAP Basis. As of December 31, 2018, our weighted average days to maturity was 85 days and our weighted average original days to maturity was 168 days on a Non-GAAP Basis.

Repurchase agreements

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$1,598,510	2.37%	2.37%	14	9.8%
31-60 days	1,366,178	2.13%	2.13%	46	7.0%
61-90 days	71,753	2.99%	2.99%	67	23.5%
91-180 days	20,384	3.79%	3.79%	176	21.1%
Greater than 180 days	2,973	3.79%	3.79%	283	23.7%
Total: Non-GAAP Basis	$3,059,798	2.29%	2.29%	31	9.0%
Investments in Debt and Equity of Affiliates	$72,443	3.76%	3.76%	67	29.8%
Total: GAAP Basis	$2,987,355	2.25%	2.25%	30	8.5%

The following table presents, as of December 31, 2018, a summary of our repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

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

The increase in the balance of our repurchase agreements from December 31, 2018 to December 31, 2019 is due primarily to financing added on securities purchased during the year.

The following table presents, as of December 31, 2019, a summary of our repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
31-60 days	$24,584	3.14%	3.14%	56	33.7%
Greater than 180 days	107,010	3.61%	3.80%	727	19.3%
Total: GAAP Basis	$131,594	3.53%	3.68%	602	22.0%

The following table presents, as of December 31, 2018, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$83,762	4.27%	4.37%	728	15.6%

The increase in the balance of our repurchase agreements from December 31, 2018 to December 31, 2019 on our Re/Non-performing loans is due primarily to financing added on loans purchased in 2019.

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$3,017	4.46%	5.89%	1,097	35.4%

There were no repurchase agreements on our commercial real estate loans as of December 31, 2018.

Financing facilities

The following table presents information regarding revolving facilities as of December 31, 2019 and December 31, 2018 ($ in thousands). It also reconciles these items to GAAP.

			December 31, 2019				December 31, 2018
Facility	Investment	Maturity Date	Rate	Funding Cost (1)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (1)	Balance
Revolving facility A (2)(3)	Commercial loans	July 1, 2019	—%	—%	$—	$—	4.66%	4.66%	$21,796
Revolving facility B (2)(4)	Re/Non-performing loans	June 28, 2021	3.80%	3.80%	21,546	110,000	4.53%	4.54%	63,328
Revolving facility C (2)(4)	Commercial loans	August 10, 2023	3.85%	4.01%	89,956	100,000	4.53%	4.80%	39,491
Revolving facility D (2)(4)(5)	Non-QM loans	February 16, 2021	3.61%	4.02%	177,899	312,130	5.00%	6.37%	81,671
Revolving facility E (2)	Re/Non-performing loans	November 25, 2020	3.73%	3.73%	1,808	1,808	4.88%	4.88%	3,043
Revolving facility F (2)	Re/Non-performing loans	July 25, 2021	3.55%	3.55%	5,266	14,120	—%	—%	—
Total: Non-GAAP Basis					$296,475	$538,058			$209,329
Investments in Debt and Equity of Affiliates					$184,973	$328,058			$84,714
Total: GAAP Basis					$111,502	$210,000			$124,615

(1)	Funding costs represent the stated rate inclusive of any deferred financing costs.

(2)	Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(3)	This facility was paid off in July 2019.

(4)	Increasing our borrowing capacity under this facility requires consent of the lender.

(5)	Subsequent to quarter end, this facility was renewed with a maturity date of February 16, 2021 and the maximum aggregate borrowing capacity was increased to $312.1 million.

The increase in our Revolving facility C balance from December 31, 2018 to December 31, 2019 is due primarily to the financing obtained to purchase certain commercial real estate loans during the year. The increase in our Revolving facility D balance from December 31, 2018 to December 31, 2019 is due primarily to the financing obtained by Mortgage Acquisition Trust I LLC ("MATT") during the year in order to acquire Non-QM Loans.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity ("SPE") to facilitate the transaction. We determined that the SPE was a variable interest entity ("VIE") and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated December 2014 VIE"). See Note 2 to the "Notes to Consolidated Financial Statements" for more detail on Consolidated December 2014 VIE.
The following table details certain information related to the Consolidated December 2014 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$7,204	$7,230	3.46%	4.11%	1.96
Retained tranche	7,851	6,608	5.37%	18.14%	7.64
Total resecuritized asset (3)	$15,055	$13,838	4.46%	10.81%	4.92

(1)
Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2019, we have recorded secured financing of $7.2 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

(3)	As of December 31, 2019, the fair value of the total resecuritized asset is included on our consolidated balance sheets as "Non-Agency RMBS."

The following table details certain information related to the Consolidated December 2014 VIE as of December 31, 2018 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,821	$10,858	4.10%	4.47%	2.39
Retained tranche	8,401	6,550	4.61%	18.50%	8.37
Total resecuritized asset (3)	$19,222	$17,408	4.32%	9.75%	5.00

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

(3)	As of December 31, 2018, the fair value of the total resecuritized asset is included on our consolidated balance sheets as "Non-Agency RMBS."

In August 2019, we entered into a securitization transaction of certain of our residential mortgage loans, pursuant to which we created an SPE to facilitate the transaction. We determined that the SPE was a VIE and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated August 2019 VIE"). See Note 2 to the "Notes to Consolidated Financial Statements" for more detail on the Consolidated August 2019 VIE.

The following table details certain information related to the Consolidated August 2019 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans (2)	$263,956	$255,171	3.96%	5.11%	7.66
Securitized debt (3)	217,455	217,118	2.92%	2.86%	5.00

(1)
Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)	This represents all loans contributed to the consolidated VIE.

(3)
As of December 31, 2019, we have recorded secured financing of $217.1 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

We did not have an interest in the Consolidated August 2019 VIE as of December 31, 2018.

Leverage

We define GAAP leverage as the sum of (1) our GAAP financing arrangements, (2) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (3) securitized debt, at fair value.  We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the previous sentence, and any non-recourse financing arrangements and (iii) our net TBA position (at cost). Our calculations of GAAP leverage and Economic Leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments.

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

December 31, 2019	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$3,453,016	$849,046	4.1x
Non-recourse financing arrangements*	(224,348)
Financing arrangements through affiliated entities	257,416
Economic Leverage	$3,486,084	$849,046	4.1x
*    Non-recourse financing arrangements includes securitized debt.

December 31, 2018	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$2,731,346	$656,011	4.2x
Non-recourse financing arrangements*	(10,858)
Financing arrangements through affiliated entities	155,888
Economic Leverage	$2,876,376	$656,011	4.4x
   *    Non-recourse financing arrangements includes securitized debt.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in U.S. Treasury securities. In addition, we may utilize Eurodollar Futures, U.S. Treasury Futures, British Pound Futures and Euro Futures (collectively, "Futures"). Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. Refer to the tables below for a summary of our derivative instruments.

Our centrally cleared trades require that we post an "initial margin" to our counterparties of an amount determined by the Chicago Mercantile Exchange ("CME") and the London Clearing House ("LCH"), the central clearinghouses ("CCPs") through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CCPs from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash "variation margin" with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CCPs. Beginning in the first quarter of 2017, as a result of an amendment to the CCPs' rule book, which governs their central clearing activities, the daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. The carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 in the "Notes to Consolidated Financial Statements" for more information.

The following table summarizes certain information on our non-hedge derivatives and other instruments (in thousands).

		December 31, 2019		December 31, 2018
Non-hedge derivatives and other instruments:	Notional Currency	Notional Amount	Weighted Average Life (Years)	Notional Amount	Weighted Average Life (Years)
Pay Fix/Receive Float Interest Rate Swap Agreements (1)(2)	USD	$1,943,281	4.25	$1,963,500	5.57
Payer Swaptions	USD	650,000	0.42	260,000	0.60
Long positions on U.S. Treasury Futures (3)	USD	—	—	30,000	0.22
Short positions on Eurodollar Futures (4)	USD	—	—	500,000	1.95
Short positions on British Pound Futures (5)	GBP	6,563	0.21	—	—
Short positions on Euro Futures (6)	EUR	1,500	0.21	—	—
Short positions on U.S. Treasuries	USD	—	—	11,250	2.88

(1)
As of December 31, 2019, there were $94.5 million notional amount of pay fix/receive float interest rate swap agreements held through investments in debt and equity of affiliates. There was no notional amount of pay fix/receive float interest rate swap agreements held through investments in debt and equity of affiliates as of December 31, 2018.

(2)
As of December 31, 2019, the weighted average life of interest rate swaps on a GAAP basis was 4.32 years and the weighted average life of interest rate swaps held through investments in debt and equity of affiliates was 2.83 years. There were no interest rate swaps held through investments in debt and equity of affiliates as of December 31, 2018.

(3)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

(4)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

(5)	Each British Pound Future contract embodies £62,500 of notional value.

(6)	Each Euro Future contract embodies €125,000 of notional value.

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

As of December 31, 2019, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2019 ($ in thousands). It also reconciles these items to GAAP.

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate (1)	Weighted Average Years to Maturity
2020	$105,000	1.54%	1.91%	0.20
2022	837,531	1.64%	1.92%	2.69
2023	5,750	3.19%	1.91%	3.85
2024	650,000	1.52%	1.90%	4.80
2026	180,000	1.50%	1.89%	6.70
2029	165,000	1.77%	1.94%	9.85
Total/Wtd Avg: Non-GAAP Basis	$1,943,281	1.60%	1.91%	4.25
Investments in Debt and Equity of Affiliates	$94,531	1.61%	1.93%	2.83
Total/Wtd Avg: GAAP Basis	$1,848,750	1.60%	1.91%	4.32
(1) 100% of our receive variable interest rate swap notional amount resets quarterly based on three-month LIBOR.

As of December 31, 2018, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2018 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate (1)	Weighted Average Years to Maturity
2020	$105,000	1.54%	2.56%	1.20
2021	58,500	3.00%	2.63%	2.76
2022	478,000	1.87%	2.72%	3.58
2023	403,000	3.05%	2.64%	4.65
2024	230,000	2.06%	2.63%	5.50
2025	125,000	2.87%	2.70%	6.38
2026	75,000	2.12%	2.66%	7.89
2027	264,000	2.35%	2.66%	8.68
2028	225,000	2.96%	2.69%	9.37
Total/Wtd Avg	$1,963,500	2.41%	2.67%	5.57
(1) 100% of our receive variable interest rate swap notional amount resets quarterly based on three-month LIBOR.

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

As mentioned above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return, typically in September of the following year. As of December 31, 2019, we had estimated undistributed taxable income of approximately $1.10 per share.

The following tables detail our common stock dividends during the years ended December 31, 2019, 2018 and 2017:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
12/13/2019	12/31/2019	1/31/2020	0.45
Total			$1.90

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.50
9/14/2018	9/28/2018	10/31/2018	0.50
12/14/2018	12/31/2018	1/31/2019	0.50
Total			$1.975

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575
12/15/2017	12/29/2017	1/31/2018	0.475
Total			$2.000

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

The following tables detail our preferred stock dividends on our 8.25% Series A Preferred Stock, 8.00% Series B Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable preferred stock during the years ended December 31, 2019, 2018 and 2017:

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563
8.25% Series A	5/17/2019	5/31/2019	6/17/2019	0.51563
8.25% Series A	8/16/2019	8/30/2019	9/17/2019	0.51563
8.25% Series A	11/15/2019	11/29/2019	12/17/2019	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50
8.00% Series B	5/17/2019	5/31/2019	6/17/2019	0.50
8.00% Series B	8/16/2019	8/30/2019	9/17/2019	0.50
8.00% Series B	11/15/2019	11/29/2019	12/17/2019	0.50
Total				$2.00

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.000% Series C	11/15/2019	11/29/2019	12/17/2019	$0.50
Total				$0.50

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563
8.25% Series A	11/15/2018	11/30/2018	12/17/2018	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50
8.00% Series B	11/15/2018	11/30/2018	12/17/2018	0.50
Total				$2.00

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563
8.25% Series A	11/16/2017	11/30/2017	12/18/2017	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50
8.00% Series B	11/16/2017	11/30/2017	12/18/2017	0.50
Total				$2.00

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including commitments to make distributions to our stockholders, pay our expenses, finance our investments and satisfy other general business needs. Our principal sources of cash as of December 31, 2019 consisted of borrowings under financing arrangements, principal and interest we receive on our Agency RMBS and credit portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At December 31, 2019, we had $163.3 million available to support our liquidity needs, comprised of $81.7 million of cash, $80.5 million of Agency fixed rate securities and CMOs that have not been pledged as collateral under any of our financing arrangements and $1.1 million of U.S. Treasury securities that have not been pledged as collateral under any of our financing arrangements. Refer to the "Contractual obligations" section of this Part

II, Item 7 for additional obligations that could impact our liquidity.

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

As of December 31, 2019, we had financing arrangements with 44 counterparties, allowing us to utilize leverage in our operations. As of December 31, 2019, we had debt outstanding of $3.5 billion from 30 counterparties, inclusive of financing arrangements through affiliated entities. The borrowings under financing arrangements have maturities between January 2, 2020 and August 10, 2023. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing arrangements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at December 31, 2019 and December 31, 2018.

As described above in the "Financing activities" section of this Part II, Item 7, we entered into a resecuritization transaction in 2014 and a securitization transaction of certain of our residential mortgage loans in August 2019 that resulted in the consolidation of those VIEs created with the SPEs. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 3 and Note 4 to the "Notes to Consolidated Financial Statements" for more detail.

The following table presents information at December 31, 2019 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse Securities, LLC - Non-GAAP	$47,996	72	5.7%
Non-GAAP Adjustments (a)	(44,588)	47	(5.3)%
Credit Suisse Securities, LLC - GAAP	$3,408	119	0.4%

Barclays Capital Inc	$77,334	277	9.1%
Citigroup Global Markets Inc.	50,263	22	5.9%

(a)	Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

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

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their fair values decline. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. We may also receive margin calls on our derivatives based on the implied volatility of interest rates. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us. Refer to the "Liquidity risk – derivatives" section of Part II, Item 7A of this Annual Report on Form 10-K for a further discussion on margin.

Cash Flows

As of December 31, 2019, our cash, cash equivalents, and restricted cash totaled $125.4 million, representing a net increase from $84.4 million at December 31, 2018. Cash provided by continuing operating activities of $67.5 million was attributable to net interest income less operating expenses. Cash used by continuing investing activities of $(882.4) million was attributable to purchases of investments, less sales and principal repayments of investments. Cash provided by continuing financing activities of $825.7 million was primarily attributable to borrowings under financing arrangements and proceeds from the issuance of common stock, preferred stock and securitized debt offset by repayments of financing arrangements and dividend payments. Cash provided by discontinued operations of $30.2 million was attributable to the disposition of our single-family rental properties portfolio, offset by the repayment of financing on the portfolio. We do not expect the disposition of this portfolio to have a material impact on our liquidity and capital resources going forward.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the year ended December 31, 2019, we sold 503.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the year ended December 31, 2018, we sold 511.8 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $9.3 million. For the year ended December 31, 2017, we sold 460.9 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we incurred management fees of approximately $9.8 million, $9.5 million and $9.8 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $18.6 million, $14.9 million and $11.0 million of Other operating expenses for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, we have accrued $7.5 million, $7.2 million and $6.3 million, respectively, representing a reimbursement of expenses. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018. The Manager did not waive any expense reimbursements for the years ended December 31, 2019 and December 31, 2017.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of December 31, 2019, 17,921 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2019, we have granted an aggregate of 99,329 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of December 31, 2019, all the shares of restricted common stock granted to our Manager and independent directors have vested and 99,991 restricted stock units granted to our Manager have vested. The 20,009 restricted stock units that have not vested as of December 31, 2019 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock when the units vest on July 1, 2020. The units do not entitle the participant the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments

See our "Off-balance sheet arrangements" section below and Note 13 of the "Notes to Consolidated Financial Statements" for details on our commitments as of December 31, 2019.

Other

We have presented a table that details the contractual maturity of our financing arrangements at December 31, 2019 in the "Financing activities" section of Part II, Item 7. As of December 31, 2019 and December 31, 2018, we are obligated to pay accrued interest on our financing arrangements in the amount of $10.8 million and $12.3 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to the decrease in one-month LIBOR from 2.503% at December 31, 2018 to 1.763% at December 31, 2019. As many of our financing arrangements have maturities or roll dates of one month or less, the change in one-month LIBOR contributed significantly to the decrease in our accrued interest.

Our contractual obligations as of December 31, 2019 consisted of the following (in thousands):

	Total (1)	2020	2021-2022	2023-2024	Thereafter
Repurchase agreements	$3,194,409	$3,084,382	$110,027	$—	$—
Revolving facilities	296,475	179,707	26,812	89,956	—
Securitized debt	224,348	25,410	56,979	46,453	95,506
	$3,715,232	$3,289,499	$193,818	$136,409	$95,506

(1)	Our contractual obligations through investments in debt and equity of affiliates is $257.4 million.

(2)	Securitized debt is contractually scheduled to mature between August 27, 2036 and October 25, 2068. However, the weighted average life of the securitized debt is estimated to be 4.91 years.

The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements, or unfunded commitments on our commercial real estate loans, MATT, LOTS, and Residential mortgage loans as those contracts do not have fixed or determinable payments.

Off-balance sheet arrangements

We may enter into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We may also enter into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of December 31, 2019, we had no TBA positions.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, our interest in AG Arc, and certain derivatives. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Assets (1)	Liabilities	Equity	Assets (1)	Liabilities	Equity
Agency Excess MSR	$555	$—	$555	$864	$—	$864
Total Agency RMBS	555	—	555	864	—	864

Re/Non-Performing Loans	87,216	(56,811)	30,405	94,135	(57,222)	36,913
Non-QM Loans	254,276	(200,257)	54,019	113,327	(81,671)	31,656
Land Related Financing	16,979	—	16,979	—	—	—
Total Residential Investments	358,471	(257,068)	101,403	207,462	(138,893)	68,569

Freddie Mac K-Series	12,237	—	12,237	4,059	—	4,059
CMBS Interest Only	1,863	—	1,863	1,034	—	1,034
Total Commercial Investments	14,100	—	14,100	5,093	—	5,093
Total Credit Investments	372,571	(257,068)	115,503	212,555	(138,893)	73,662
Total Investments excluding AG Arc	373,126	(257,068)	116,058	213,419	(138,893)	74,526

AG Arc, at fair value	28,546	—	28,546	20,360	—	20,360

Cash and Other assets/(liabilities) (2)	12,953	(1,246)	11,707	7,423	(17,417)	(9,994)

Investments in debt and equity of affiliates	$414,625	$(258,314)	$156,311	$241,202	$(156,310)	$84,892

(1)	Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

(2)	Includes financing arrangements on real estate owned as of December 31, 2019 and December 31, 2018 of $(0.3) million and $(0.8) million, respectively.

 The table below details our additional commitments as of December 31, 2019 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 29, 2018	$46,820	$44,590	$2,230
Commercial loan G (b)(c)	July 26, 2018	84,515	45,856	38,659
Commercial loan I (b)	January 23, 2019	20,000	11,992	8,008
Commercial loan J (b)(d)	February 11, 2019	30,000	4,674	25,326
Commercial loan K (b)	February 22, 2019	20,000	9,164	10,836
LOTS (a)(e)	Various	31,810	16,979	14,831
Revolving loan (a)	October 31, 2019	12,363	—	12,363
Residential mortgage loans (f)	December 16, 2019	468,485	—	468,485
Total		$713,993	$133,255	$580,738

(a)	Refer to "Contractual obligations" section above for more information regarding MATH, LOTS, and our revolving loan.

(b)	We entered into commitments on commercial loans relating to construction projects. See Note 4 to the "Notes to the Consolidated Financial Statements" for further details.

(c)
We expect to receive financing of approximately $25.1 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $13.5 million. This financing is not committed and actual financing could vary significantly from our expectations.

(d)
We expect to receive financing of approximately $16.5 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $8.9 million. Of the expected financing, $8.2 million is committed by the financing counterparty. Actual financing could vary significantly from our expectations.

(e)	Subsequent to quarter end, our total commitment and remaining commitment increased to $33.4 million and $16.4 million, respectively.

(f)
On December 16, 2019, we entered into a commitment to purchase residential mortgage loans with an unpaid principal balance of $502.3 million. This purchase was subject to due diligence and customary closing conditions. Subsequent to quarter end, the transaction settled with an unpaid principal balance of $481.7 million, a cost of $450.3 million and financing of $413.3 million.

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

Red Creek

In connection with our investments in Re/Non-Performing Loans and non-QM loans, we may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, we also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. Beginning in September 2019, we engaged the Asset Manager as the asset manager for our non-QM loans. We pay the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for our Re/Non-Performing Loans and non-QM loans. During 2019, the third party assessment of asset management fees resulted in our updating the fee amount for our Re/Non-Performing Loans. We also utilized the third party valuation firm to establish the fee level for non-QM loans during 2019. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the fees paid by us to the Asset Manager, totaled $0.9 million, $0.4 million, and $0.2 million, respectively.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home, a Delaware limited liability company. Arc Home, through its subsidiary, originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers.

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of December 31, 2019 and December 31, 2018.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of December 31, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $18.2 million and $27.3 million, respectively.

In connection with our investments in Excess MSRs purchased through Arc Home, we paid an administrative fee to Arc Home. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the administrative fees paid by us to Arc Home totaled $0.3 million, $0.2 million, and $10.8 thousand respectively.

Mortgage Acquisition Trust I LLC

See our "Off-balance sheet arrangements" section above.

LOT SP I LLC and LOT SP II LLC

See our "Off-balance sheet arrangements" section above.

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

In June 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $42.9 million as of June 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

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

In September 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $28.7 million as of September 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

In October 2019, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the "October 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the October 2019 Selling Affiliate had a total fair value of $2.2 million. The October 2019 Selling Affiliate sold the real estate securities through a BWIC. Prior to the submission of the BWIC by the October 2019 Selling Affiliate, we submitted its bid for the real estate securities to the October 2019 Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In November 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $322.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $21.4 million as of December 31, 2019. We have a 44.6% interest in the retained subordinate tranches.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies are believed to be the following:

Valuation of financial instruments

Accounting for real estate securities

Accounting for residential and commercial mortgage loans

Interest income recognition

Financing arrangements

See Note 2 to the "Notes to Consolidated Financial Statements" for more detail on these critical accounting policies. These policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon independent pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair value, whenever available. For more information on our fair value measurements, see Note 6 to the "Notes to Consolidated Financial Statements". For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements."

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Compliance with Investment Company Act and REIT tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this report. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2019, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2019. We also calculate that a sufficient portion of our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2019. Overall, we believe that we met the REIT income and asset tests. We also believe that we met all other REIT requirements, including the ownership of our stock and the distribution of our taxable income. Therefore, for the year ended December 31, 2019, we believe that we qualified as a REIT under the Code.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk relate to interest rates, liquidity, prepayment rates, real estate, credit and basis risk. While we do not seek to avoid risk completely, we seek to assume risk that can be quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using derivative instruments to adjust interest rate sensitivity of our target assets and borrowings. Our hedging techniques can be highly complex, and the value of our target assets and derivatives may be adversely affected as a result of changing interest rates.

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

Interest rate effects on fair value

Another component of interest rate risk is the effect that changes in interest rates will have on the fair value of the assets that we acquire.

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

The following chart details information about our duration gap as of December 31, 2019:

Duration (1)	Years
Agency RMBS	1.29
Residential Loans (2)	1.00
Hedges	(1.71)
Subtotal	0.58

Credit Investments, excluding Residential Loans (2)	0.59
Duration Gap	1.17

(1)	Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items.

(2)
Residential Loans include Re/Non Performing Loans, Non-QM Loans and Land Related Financing. Residential Loans are presented pro-forma for potential purchases of Re/Non-Performing Loans and Non-QM Loans that are in the diligence process, as the hedges related to these potential purchases have already been added to the portfolio. The duration gap exclusive of these potential purchases would have been 0.67.

The following tables quantify the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of December 31, 2019. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2019, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+75	-3.8%	-0.7%	-3.6%
+50	-2.2%	-0.4%	-2.2%
+25	-0.9%	-0.2%	-0.9%
-25	0.6%	0.1%	0.7%
-50	0.8%	0.1%	1.0%
-75	0.7%	0.1%	1.4%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)	Interest income includes trades settled as of December 31, 2019.

The below table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously, including the potential purchases of Re/Non-Performing Loans and Non-QM loans mentioned in the footnote 2 of the duration gap chart above as of December 31, 2019.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
+75	-6.1%	-1.2%	-5.1%
+50	-3.8%	-0.7%	-3.2%
+25	-1.7%	-0.3%	-1.4%
-25	1.4%	0.3%	1.2%
-50	2.4%	0.5%	2.1%
-75	3.2%	0.6%	3.0%

(1)	Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.

(2)	Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)
Changes in fair value as a percentage of GAAP equity and assets, as well as changes in projected net interest income are presented pro-forma for potential purchases of Re/Non-Performing Loans and Non-QM Loans that are in the diligence process, as the hedges related to these potential purchases have already been added to the portfolio.

(4)	Interest income includes trades settled as of December 31, 2019 and the potential purchases of Re/Non-Performing Loans and Non-QM Loans mentioned in the previous footnote.

The information set forth in the interest rate sensitivity tables above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table. See below for additional risks which may impact the fair value of our assets, GAAP equity and net income.

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

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements" section below, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, ABS, CMBS, Excess MSR, and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Real estate value risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing or commercial real estate); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our RMBS and CMBS portfolios as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

Credit risk

Although we expect to encounter only de minimis credit risk in our Agency RMBS portfolio, we are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency assets in our portfolio, including residential and commercial mortgage loans as well as Non-Agency RMBS, CMBS, Excess MSRs and Interest Only investments related to Non-Agency and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income and principal payments) we expect to receive from our foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of AG Mortgage Investment Trust, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2020
We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Real estate securities, at fair value:
Agency - $2,234,921 and $1,934,562 pledged as collateral, respectively	$2,315,439	$1,988,280
Non-Agency - $682,828 and $605,243 pledged as collateral, respectively (1)	717,470	625,350
ABS - $0 and $13,346 pledged as collateral, respectively	—	21,160
CMBS - $413,922 and $248,355 pledged as collateral, respectively	416,923	261,385
Residential mortgage loans, at fair value - $171,224 and $99,283 pledged as collateral, respectively (2)	417,785	186,096
Commercial loans, at fair value - $4,674 and $0 pledged as collateral, respectively	158,686	98,574
Investments in debt and equity of affiliates	156,311	84,892
Excess mortgage servicing rights, at fair value	17,775	26,650
Cash and cash equivalents	81,692	31,579
Restricted cash	43,677	49,806
Other assets	21,905	32,619
Assets held for sale - Single-family rental properties, net	154	142,535
Total Assets	$4,347,817	$3,548,926

Liabilities
Financing arrangements	$3,233,468	$2,720,488
Securitized debt, at fair value (1)(2)	224,348	10,858
Dividend payable	14,734	14,372
Other liabilities	24,675	42,096
Liabilities held for sale - Single-family rental properties, net	1,546	105,101
Total Liabilities	3,498,771	2,892,915
Commitments and Contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,243	—
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 32,742 and 28,744 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	327	287
Additional paid-in capital	662,183	595,412
Retained earnings/(deficit)	(85,921)	(100,902)
Total Stockholders' Equity	849,046	656,011

Total Liabilities & Stockholders' Equity	$4,347,817	$3,548,926
 The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 3 for details related to variable interest entities.

(2)	See Note 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Interest Income
Interest income	$171,660	$156,475	$128,845
Interest expense	90,108	70,502	43,722
Total Net Interest Income	81,552	85,973	85,123

Other Income/(Loss)
Net realized gain/(loss)	(50,822)	(39,450)	(13,986)
Net interest component of interest rate swaps	7,736	2,230	(7,763)
Unrealized gain/(loss) on real estate securities and loans, net	83,832	(20,940)	45,529
Unrealized gain/(loss) on derivative and other instruments, net	(312)	(13,538)	19,813
Foreign currency gain/(loss), net	(2,512)	—	—
Other income	1,182	237	55
Total Other Income/(Loss)	39,104	(71,461)	43,648

Expenses
Management fee to affiliate	9,825	9,544	9,835
Other operating expenses	18,638	14,885	10,965
Equity based compensation to affiliate	349	239	301
Excise tax	531	1,500	1,500
Servicing fees	1,619	433	234
Total Expenses	30,962	26,601	22,835

Income/(loss) before equity in earnings/(loss) from affiliates	89,694	(12,089)	105,936

Equity in earnings/(loss) from affiliates	7,644	15,593	12,622
Net Income/(Loss) from Continuing Operations	97,338	3,504	118,558
Net Income/(Loss) from Discontinued Operations	(4,416)	(1,936)	—
Net Income/(Loss)	92,922	1,568	118,558

Dividends on preferred stock (1)	16,122	13,469	13,469

Net Income/(Loss) Available to Common Stockholders	$76,800	$(11,901)	$105,089

Earnings/(Loss) Per Share - Basic
Continuing Operations	$2.52	$(0.35)	$3.77
Discontinued Operations	(0.13)	(0.07)	—
Total Earnings/(Loss) Per Share of Common Stock	$2.39	$(0.42)	$3.77

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$2.52	$(0.35)	$3.77
Discontinued Operations	(0.13)	(0.07)	—
Total Earnings/(Loss) Per Share of Common Stock	$2.39	$(0.42)	$3.77

Weighted Average Number of Shares of Common Stock Outstanding
Basic	32,192	28,392	27,866
Diluted	32,203	28,392	27,883
(1) The year ended December 31, 2019 includes cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of December 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2017	27,700	$277	$49,921	$111,293	$—	$576,276	$(81,891)	$655,876
Net proceeds from issuance of common stock	461	5	—	—	—	8,714	—	8,719
Grant of restricted stock and amortization of equity based compensation	32	—	—	—	—	540	—	540
Common dividends declared	—	—	—	—	—	—	(55,965)	(55,965)
Preferred Series A dividends declared	—	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	—	(9,200)	(9,200)
Net Income/(Loss)	—	—	—	—	—	—	118,558	118,558
Balance at December 31, 2017	28,193	$282	$49,921	$111,293	$—	$585,530	$(32,767)	$714,259

Balance at January 1, 2018	28,193	$282	$49,921	$111,293	$—	$585,530	$(32,767)	$714,259
Net proceeds from issuance of common stock	512	5	—	—	—	9,251	—	9,256
Grant of restricted stock and amortization of equity based compensation	39	—	—	—	—	631	—	631
Common dividends declared	—	—	—	—	—	—	(56,234)	(56,234)
Preferred Series A dividends declared	—	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	—	(9,200)	(9,200)
Net Income/(Loss)	—	—	—	—	—	—	1,568	1,568
Balance at December 31, 2018	28,744	$287	$49,921	$111,293	$—	$595,412	$(100,902)	$656,011

Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$—	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	—	66,023	—	66,063
Net proceeds from issuance of preferred stock	—	—	—	—	111,243	—	—	111,243
Grant of restricted stock and amortization of equity based compensation	45	—	—	—	—	748	—	748
Common dividends declared	—	—	—	—	—	—	(62,172)	(62,172)
Preferred Series A dividends declared	—	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	—	(9,200)	(9,200)
Preferred Series C dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	92,922	92,922
Balance at December 31, 2019	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net income/(loss)	$92,922	$1,568	$118,558
Net (income)/loss from discontinued operations	4,416	1,936	—
Net income/(loss) from continuing operations	$97,338	$3,504	$118,558
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	(4,673)	(4,062)	(4,596)
Net realized (gain)/loss	50,822	39,450	13,986
Unrealized (gain)/loss on real estate securities and loans, net	(83,832)	20,940	(45,529)
Unrealized (gain)/loss on derivative and other instruments, net	312	13,538	(19,813)
Foreign currency (loss) gain, net	2,512	—	—
Equity based compensation to affiliate	349	239	301
Equity based compensation expense	399	392	239
Income from investments in debt and equity of affiliates in excess of distributions received	6,045	(9,418)	(5,639)
Change in operating assets/liabilities:
Other assets	(1,886)	75	(3,752)
Other liabilities	87	11,032	5,099
Net cash provided by (used in) continuing operating activities	67,473	75,690	58,854
Net cash provided by (used in) discontinued operating activities	(2,235)	2,342	—
Net cash provided by (used in) operating activities	65,238	78,032	58,854

Cash Flows from Investing Activities
Purchase of real estate securities	(2,090,705)	(2,138,411)	(2,225,724)
Purchase of residential mortgage loans	(263,997)	(205,043)	—
Purchase of commercial loans	(31,173)	(55,453)	(10,271)
Origination of commercial loans	(71,446)	—	—
Purchase of U.S. treasury securities	(81,917)	(249,659)	—
Investments in debt and equity of affiliates	(93,606)	(62,479)	(28,168)
Purchase of excess mortgage servicing rights	—	(25,162)	(3,399)
Proceeds from sale of real estate securities	1,240,701	2,214,729	566,047
Proceeds from sale of residential mortgage loans	12,780	34,408	18,536
Proceeds from sales of U.S. treasury securities	82,048	249,227	—
Distributions received in excess of income from investments in debt and equity of affiliates	16,143	22,962	6,396
Principal repayments on real estate securities	385,865	484,952	518,047
Principal repayments on MSRs	4,015	2,567	—
Principal repayments on residential mortgage loans	29,370	4,704	6,597
Principal repayments on commercial loans	43,217	14,522	13,478
Net proceeds from (payment made on) reverse repurchase agreements	11,499	13,299	(1,980)
Net proceeds from (payment made on) sales of securities borrowed under reverse repurchase agreements	(11,479)	(12,732)	2,086
Net settlement of interest rate swaps and other instruments	(63,996)	10,435	6,224
Net settlement of TBAs	1,261	(233)	1,669
Cash flows provided by (used in) other investing activities	(1,027)	(2,053)	4,058
Net cash provided by (used in) continuing investing activities	(882,447)	300,580	(1,126,404)
Net cash provided by (used in) discontinued investing activities	135,484	(139,538)	—
Net cash provided by (used in) investing activities	(746,963)	161,042	(1,126,404)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	66,063	9,282	8,718
Net proceeds from issuance of preferred stock	111,243	—	—
Borrowings under financing arrangements	47,397,506	51,539,506	41,215,511
Repayments of financing arrangements	(46,887,803)	(51,789,674)	(40,112,384)
Proceeds from issuance of securitized debt	224,923	—	—
Principal repayments on securitized debt	(6,901)	—	—
Repayments of loan participation	—	—	(1,800)
Net collateral received from (paid to) derivative counterparty	(1,465)	(201)	787
Net collateral received from (paid to) repurchase counterparty	(293)	292	(321)
Dividends paid on common stock	(61,809)	(55,254)	(55,730)
Dividends paid on preferred stock	(15,769)	(13,469)	(13,469)
Net cash provided by continuing financing activities	825,695	(309,518)	1,041,312
Net cash provided by discontinued financing activities	(103,000)	101,987	—
Net cash provided by (used in) financing activities	722,695	(207,531)	1,041,312

Net change in cash and cash equivalents, and restricted cash	40,970	31,543	(26,238)
Cash and cash equivalents, and restricted cash, Beginning of Year	84,358	52,815	79,053
Effect of exchange rate changes on cash	41	—	—
Cash and cash equivalents, and restricted cash, End of Year	$125,369	$84,358	$52,815

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$94,989	$63,180	$40,106
Cash paid for income tax	$1,483	$1,394	$1,738
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$—	$—	$2,419
Principal repayments on real estate securities not yet received	$—	$—	$734
Common stock dividends declared but not paid	$14,734	$14,372	$13,391
Decrease of securitized debt	$3,617	$5,533	$5,241
Transfer from residential mortgage loans to other assets	$2,883	$1,825	$2,486
Transfer from investments in debt and equity of affiliates to CMBS	$—	$65,425	$—
Transfer from financing arrangements to investments in debt and equity of affiliates	$—	$33,720	$—
Transfer from non-agency to investments in debt and equity of affiliates	$—	$44,970	$—
Transfer from other assets to investments in debt and equity of affiliates	$—	$242	$—

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$81,692	$31,579	$15,200
Restricted cash	43,677	49,806	37,615
Restricted cash included in assets held for sale - Single-family rental properties, net	—	2,973	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$125,369	$84,358	$52,815

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of agency investments and credit investments. Agency investments include Agency RMBS and Agency Excess MSRs, and credit investments include Non-Agency RMBS, ABS, CMBS, loans, and Credit Excess MSRs, as defined below.

Residential mortgage-backed securities ("RMBS") include mortgage pass-through certificates or collateralized mortgage obligations ("CMOs") representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government-sponsored entity such as Fannie Mae or Freddie Mac (collectively, "GSEs"), or any agency of the U.S. Government such as Ginnie Mae (collectively, "Agency RMBS"). The principal and interest payments on Agency RMBS securities have an explicit guarantee by either an agency of the U.S. government or a U.S. government-sponsored entity.
Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities or organizations other than a GSE or agency of the U.S. government, or that are collateralized by non-U.S. mortgages, including investment grade (AAA through BBB) and non-investment grade classes (BB and below). The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities or are non-U.S. mortgages. Non-Agency RMBS also includes securities issued by companies whose primary assets are land and real estate.

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

Excess MSRs refer to the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust either held by a U.S. government agency or GSE ("Agency Excess MSR") or not held by a U.S. government agency or GSE ("Credit Excess MSR").

On November 15, 2019, the Company sold its portfolio of single-family rental properties ("SFR portfolio") to a third party. The sale of the Company's SFR portfolio has met the criteria for discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets and the related operating resulted are presented as income/(loss) from discontinued operations on the consolidated statement of operations. See Note 14 for further details.

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

2. Summary of significant accounting policies

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the year ended December 31, 2019 presentation, primarily in the Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the Company's SFR portfolio to discontinued operations.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of December 31, 2019 and December 31, 2018, the Company held $53.2 million and $0.6 million, respectively, of cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 8 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, and financing arrangements. Prior to the disposition of the Company's SFR portfolio, restricted cash also included cash deposited into accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums, interest expenses, property management fees and capital expenditures. Restricted cash is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 8 for more detail.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities," ASC 325-40, "Beneficial Interests in Securitized Financial Assets," or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Real estate securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." Real estate securities acquired through securitizations are shown in the line item "Purchase of real estate securities" on the consolidated statement of cash flows. Purchases and sales of real estate securities are recorded on the trade date.

These investments meet the requirements to be classified as available for sale under ASC 320-10-25 which requires the securities to be carried at fair value on the consolidated balance sheets with changes in fair value recorded to other comprehensive income, a component of stockholders’ equity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. The Company recognizes certain upfront costs and fees relating to securities for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Any remaining unrealized losses on securities at December 31, 2019 do not represent other than temporary impairment as the Company has the ability and intent to hold the securities to maturity or for a period of time sufficient for a forecasted market price recovery up to or above the amortized cost of the investment, and the Company is not required to sell the security for regulatory or other reasons. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the GSEs, but rather are due to changes in interest rates and prepayment expectations. See Note 3 for a summary of OTTI charges recorded.

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

Accounting for residential and commercial mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10, "Receivables." At purchase, the Company may aggregate its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Loans are recorded at fair value on the consolidated balance sheets and any periodic change in fair value will be recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." The Company recognizes certain upfront costs and fees relating to loans for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25. Purchases and sales of mortgage loans are recorded on the settlement date, concurrent with the completion of due diligence and the removal of any contingencies. Prior to the settlement date, the Company will include commitments to purchase loans within the Commitments and Contingencies footnote to the financial statements.

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

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250, "Accounting Changes and Error Corrections" with the amount of periodic accretion adjusted over the remaining life of the loan. Decreases in cash flows expected to be collected from previously projected cash flows, which includes all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, may be recognized as impairment. Increases in interest income may be recognized on a loan on which the Company previously recorded an OTTI charge if the performance of such loan subsequently improves.

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

On May 15, 2019 and November 14, 2019, the Company, alongside private funds under the management of Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). LOTS were formed to originate first mortgage loans to third party land developers and home builders for purposes of the acquisition and horizontal development of land ("Land Related Financing").

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheet (in thousands).

	December 31, 2019			December 31, 2018
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$373,126	$(257,068)	$116,058	$213,419	$(138,893)	$74,526
AG Arc, at fair value	28,546	—	28,546	20,360	—	20,360
Cash and Other assets/(liabilities)	12,953	(1,246)	11,707	7,423	(17,417)	(9,994)
Investments in debt and equity of affiliates	$414,625	$(258,314)	$156,311	$241,202	$(156,310)	$84,892

(1)	Certain loans held in securitized form are presented net of non-recourse securitized debt.

(2)
Within Real Estate Securities, Excess MSRs and Loans is $254.3 million and $113.3 million of fair value of Non-QM loans held in MATT at December 31, 2019 and December 31, 2018, respectively. Additionally, there is $17.0 million of fair value of Land Related Financing held in LOTS at December 31, 2019. There was no Land Related Financing at December 31, 2018.

The Company’s investments in debt and equity of affiliates are recorded at fair value on the consolidated balance sheets in the "Investments in debt and equity of affiliates" line item and periodic changes in fair value are recorded in current period earnings on the consolidated statement of operations as a component of "Equity in earnings/(loss) from affiliates." Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable agreements.

Accounting for excess mortgage servicing rights

The Company has acquired the right to receive the excess servicing spread related to Excess MSRs. The Company has chosen to make a fair value election pursuant to ASC 825 for Excess MSRs. Excess MSRs are recorded at fair value on the consolidated balance sheets and any periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on derivative and other instruments, net."

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

Accounting for single-family rental properties

The previously mentioned sale of the Company's SFR portfolio has met the criteria for discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets and the related operating results are presented as income/(loss) from discontinued operations on the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Purchases of single-family rental properties were treated as asset acquisitions under ASU 2017-01, "Clarifying the Definition of a Business" and were recorded at their purchase price, which were allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. Fair value was determined in accordance with ASC 820 and was primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price, the Company utilized its own market knowledge and published market data and generally engaged a third-party valuation specialist to assist management in the determination of fair value for purposes of allocating price of properties acquired as part of portfolio level transactions. For purposes of this allocation, the purchase price was inclusive of acquisition costs, which included legal costs, as well as other closing costs.

The Company incurred costs to acquire, stabilize and prepare its single-family rental properties to be rented. These costs included renovation and other costs associated with these activities. The Company capitalized these costs as a component of the Company's investment in each single-family rental property, using specific identification and relative allocation methodologies. The capitalization period associated with the Company's stabilization activities began at such time that activities commenced and concluded at the time that a single-family rental property was available to be leased. Once a property was ready for its intended use, expenditures for ordinary maintenance and repairs were expensed to operations as incurred. The Company capitalized expenditures that improved or extended the life of a home and for certain furniture and fixtures additions.

The Company recorded single-family rental properties at purchase price plus any capitalized expenses less accumulated depreciation and amortization and any impairment to the "Single-family rental properties, net" line item on its consolidated balance sheets. Costs capitalized in connection with property acquisitions and improvements were depreciated over their estimated useful lives on a straight line basis. Buildings were depreciated over 30 years and improvements were depreciated over a range of 5 years to 30 years. In-place lease intangibles were recorded based on the costs to execute similar leases as well as an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles were amortized over the remaining life of the leases in place at purchase and were recorded in "Single-family rental properties, net" on the Company's consolidated balance sheets.

The Company assessed impairment on its single-family rental properties at least on a quarterly basis, or whenever events or changes in business circumstances indicated that carrying amounts of the assets may not be fully recoverable. When such trigger events occurred, the Company determined whether there had been impairment by comparing the asset’s carrying value with its estimated fair value. If impairment existed, the asset was written down to its estimated fair value. This analysis was performed at the property level using estimated cash flows, which were estimated based on a number of assumptions that were subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property, expected ownership periods and value of the property. If the carrying amount of a property exceeded the sum of its undiscounted future operating and disposition cash flows, an impairment loss was recorded for excess of the carrying amount over the estimated fair value.

Minimum contractual rents from leases were recognized on a straight-line basis over the terms of the leases in rental income. Therefore, actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental income recognized during the period. Straight-line rental income commenced when the customer took control of the leased premises.

The Company maintained an allowance for doubtful accounts for estimated losses that may have resulted from the inability of residents to make required rent or other payments. The allowance was estimated based on, among other considerations, the aging of accounts receivable, payment histories, and overall delinquencies. The provision for doubtful accounts was recorded as a reduction of rental income on the Company's consolidated statements of operations and a reduction of rent receivable, which was included within "Other assets" on the Company's consolidated balance sheets.

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

Interest income on the Company’s loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all loans accounted for under the fair value option (ASC 825). Any amortization is reflected as an adjustment to interest income in the consolidated statement of operations.

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

Financing arrangements

The Company finances the acquisition of certain assets within its portfolio through the use of financing arrangements. Financing arrangements include repurchase agreements and financing facilities. The Company's financing facilities include revolving facilities. Repurchase agreements and financing facilities are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and revolving facilities approximates fair value.

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2019 and December 31, 2018, the Company has met all margin call requirements.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk or foreign currency risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2019 and December 31, 2018, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 8 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. The Company establishes haircuts to ensure the fair value of the underlying assets remain sufficient to protect the Company in the event of a default by a counterparty. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in "Interest income" and "Interest expense," respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in "Net realized gain/(loss)" and "Unrealized gain/(loss) on derivative and other instruments, net," respectively, on the consolidated statement of operations.

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

The Company elected to treat one of its foreign subsidiaries as a TRS and, accordingly, taxable income generated by this foreign TRS may not be subject to local income taxation, but generally will be included in the Company’s taxable income on a current basis as Subpart F income, whether or not distributed.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

unrealized line item per the Company’s other significant accounting policies, or within the "Interest income" or "Interest expense" line items, respectively, in the Consolidated Statements of Operations.

Deal related performance fees

The Company may incur deal related performance fees, payable to Arc Home and third party operators, on certain of its CMBS, Excess MSRs, and Land Related Financing. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are incurred and are included in the "Other operating expenses" and "Equity in earnings/(loss) from affiliates" line items on the Consolidated Statement of Operations.

Stock-based compensation

The Company applies the provisions of ASC 718, "Compensation—Stock Compensation" with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in the financial statements.

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

Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. It requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as it currently is under the other-than temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company is required to adopt the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is expected to be limited to recognition of effective yield which is currently impacted by other than temporary impairment recorded under current standards. As the new guidance is expected to eliminate the accounting for other than temporary impairment, the Company expects this guidance to have an impact on its unrealized and realized gain/(loss) amounts.

In June 2018, the FASB issued ASU 2018-7, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-7"). The standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company adopted ASU 2018-7 in the first quarter of 2019 and applied the guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The adjustment was immaterial.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 "Fair Value Measurement" by adding, eliminating, and modifying certain disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and requires application of the prospective method of transition. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2019 and December 31, 2018. The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

The following table details the Company’s real estate securities portfolio as of December 31, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$2,125,067	$59,123	$2,184,190	$57,404	$(296)	$2,241,298	3.73%	3.17%
Interest Only	476,192	(403,248)	72,944	2,330	(1,133)	74,141	3.93%	5.87%
Total Agency RMBS:	2,601,259	(344,125)	2,257,134	59,734	(1,429)	2,315,439	3.77%	3.26%

Credit Investments:
Non-Agency RMBS	769,254	(107,848)	661,406	55,343	(353)	716,396	4.84%	6.28%
Non-Agency RMBS Interest Only	209,362	(207,948)	1,414	—	(340)	1,074	0.77%	5.96%
Total Non-Agency:	978,616	(315,796)	662,820	55,343	(693)	717,470	4.40%	6.28%

CMBS	485,713	(134,596)	351,117	18,720	(906)	368,931	4.91%	7.28%
CMBS Interest Only	3,427,025	(3,382,273)	44,752	3,486	(246)	47,992	0.24%	6.68%
Total CMBS:	3,912,738	(3,516,869)	395,869	22,206	(1,152)	416,923	0.60%	7.21%
Total Credit Investments:	4,891,354	(3,832,665)	1,058,689	77,549	(1,845)	1,134,393	1.31%	6.62%

Total	$7,492,613	$(4,176,790)	$3,315,823	$137,283	$(3,274)	$3,449,832	2.20%	4.37%

(1)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

The following table details the Company’s real estate securities portfolio as of December 31, 2018 ($ in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$1,781,995	$50,750	$1,832,745	$6,544	$(9,174)	$1,830,115	4.08%	3.66%
Fixed Rate CMO	44,418	327	44,745	—	(388)	44,357	3.00%	2.79%
Interest Only	680,743	(565,659)	115,084	1,788	(3,064)	113,808	3.61%	8.13%
Total Agency RMBS:	2,507,156	(514,582)	1,992,574	8,332	(12,626)	1,988,280	3.94%	3.89%

Credit Investments:
Non-Agency RMBS	763,753	(189,569)	574,184	50,131	(2,064)	622,251	5.09%	7.18%
Non-Agency RMBS Interest Only	296,677	(293,520)	3,157	879	(937)	3,099	0.63%	21.88%
Total Non-Agency:	1,060,430	(483,089)	577,341	51,010	(3,001)	625,350	4.29%	7.25%

ABS	22,125	(179)	21,946	—	(786)	21,160	9.49%	10.22%

CMBS	361,514	(163,366)	198,148	14,936	(2,030)	211,054	6.12%	8.87%
CMBS Interest Only	3,401,670	(3,354,311)	47,359	3,243	(271)	50,331	0.24%	6.87%
Total CMBS:	3,763,184	(3,517,677)	245,507	18,179	(2,301)	261,385	0.48%	8.48%
Total Credit Investments:	4,845,739	(4,000,945)	844,794	69,189	(6,088)	907,895	1.26%	7.67%

Total	$7,352,895	$(4,515,527)	$2,837,368	$77,521	$(18,714)	$2,896,175	2.23%	5.08%

(1)	Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the gross unrealized losses and fair value of the Company’s real estate securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2019 and December 31, 2018 (in thousands).

	Less than 12 months		Greater than 12 months
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019	$243,529	$(2,313)	$22,719	$(961)
December 31, 2018	966,620	(14,937)	81,170	(3,777)

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

For the year ended December 31, 2019, the Company recognized an OTTI charge of $14.6 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. None of this amount was recognized on securities in which the Company demonstrated an intent to sell. The Company recorded $14.6 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $14.6 million of OTTI recorded, $3.4 million related to securities where OTTI was not recognized in a prior year.

For the year ended December 31, 2018, the Company recognized an OTTI charge of $7.3 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $2.9 million was recognized on certain securities in an unrealized loss position in which the Company demonstrated an intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $4.4 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $7.3 million of OTTI recorded, $5.1 million related to securities where OTTI was not recognized in a prior year.

For the year ended December 31, 2017, the Company recognized an OTTI charge of $7.6 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of this amount, $2.3 million was recognized on certain securities in an unrealized loss position in which the Company demonstrated an intent to sell, and the charge represents a write-down to fair value as of the reporting date. The Company recorded $5.3 million of OTTI due to an adverse change in cash flows on certain securities, where the fair values of the securities were less than their carrying amounts. Of the $7.6 million of OTTI recorded, $2.6 million related to securities where OTTI was not recognized in a prior year.

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

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of December 31, 2019 ($ in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$82,474	$82,273	0.56%
Greater than one year and less than or equal to five years	313,855	302,520	4.01%	525,192	508,038	1.29%
Greater than five years and less than or equal to ten years	2,001,584	1,954,614	3.71%	296,665	263,300	1.06%
Greater than ten years	—	—	—	230,062	205,078	5.46%
Total	$2,315,439	$2,257,134	3.77%	$1,134,393	$1,058,689	1.31%

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

For the year ended December 31, 2019, the Company sold 90 securities for total proceeds of $1.2 billion, recording realized gains of $34.6 million and realized losses of $4.7 million. For the year ended December 31, 2018, the Company sold 171 securities for total proceeds for $2.2 billion, recording realized gains of $6.4 million and realized losses of $61.4 million. For the year ended December 31, 2017, the Company sold 71 securities for total proceeds of $566.0 million, recording realized gains of $3.6 million and realized losses of $3.4 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details certain information related to the assets and liabilities of the December 2014 VIE and August 2018 VIE as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Assets
Real estate securities, at fair value:
Non-Agency	$13,838	$17,408
CMBS	94,500	84,515
Other assets	808	1,073
Total assets	$109,146	$102,996

Liabilities
Financing arrangements	$70,712	$58,623
Securitized debt, at fair value	7,230	10,858
Other liabilities	3,553	3,002
Total liabilities	$81,495	$72,483

The following table details certain information related to the December 2014 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$7,204	$7,230	3.46%	4.11%	1.96
Retained tranche	7,851	6,608	5.37%	18.14%	7.64
Total resecuritized asset (3)	$15,055	$13,838	4.46%	10.81%	4.92

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)
As of December 31, 2019, the Company has recorded secured financing of $7.2 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

(3)	As of December 31, 2019, the fair value of the total resecuritized asset is included in the Company's consolidated balance sheets as "Non-Agency."

The following table details certain information related to the December 2014 VIE as of December 31, 2018 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$10,821	$10,858	4.10%	4.47%	2.39
Retained tranche	8,401	6,550	4.61%	18.50%	8.37
Total resecuritized asset (3)	$19,222	$17,408	4.32%	9.75%	5.00

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

(3)	As of December 31, 2018, the fair value of the total resecuritized asset is included in the Company's consolidated balance sheets as "Non-Agency."

The holders of the consolidated tranche of the December 2014 VIE, shown within the Non-Agency line item above, have no recourse to the general credit of the Company and the Company has no obligation to provide any other explicit or implicit support to the December 2014 VIE. Except for restricted cash, shown within the Other assets line item above, assets held by the August

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2018 VIE are not restricted and can be used to settle any obligations of the Company. The liabilities of the August 2018 VIE are recourse to the Company and can be satisfied with assets of the Company.

4. Loans

Residential mortgage loans

For the year ended December 31, 2019, the Company sold 79 loans for total proceeds of $12.8 million, recording realized gains of $1.0 million and realized losses of $0.2 million. For the year ended December 31, 2018, the Company sold 168 loans for total proceeds of $34.4 million, recording realized gains of $1.5 million and realized losses of $0.1 million. For the year ended December 31, 2017, the Company sold 100 loans for total proceeds of $18.5 million, recording realized gains of $3.4 million.

The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of December 31, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans	$464,041	$(55,219)	$408,822	$9,065	$(102)	$417,785	4.09%	5.72%	7.36

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

The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$330,234	$357,678	$148,508	$172,470
Non-Performing	87,551	106,363	37,588	44,383
	$417,785	$464,041	$186,096	$216,853

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

For the year ended December 31, 2019, the Company recognized $0.2 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $0.2 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.2 million related to loan pools with unpaid principal balances of $153.2 million, fair value of $144.8 million and an average fair value of $74.8 million for the year

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

ended December 31, 2019. The Company recognized $1.5 million of interest income on the loan pools where OTTI was taken during the year ended December 31, 2019.

For the year ended December 31, 2018, the Company recognized $0.2 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $0.2 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.2 million related to a loan pool with an unpaid principal balance of $5.3 million, a fair value of $4.4 million and an average fair value of $5.9 million for the year ended December 31, 2018. The Company recognized $0.5 million of interest income on the loan pools where OTTI was taken during the year ended December 31, 2018.

For the year ended December 31, 2017, the Company recognized $0.4 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $0.4 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.4 million related to a loan pool with an unpaid principal balance of $9.9 million, a fair value of $7.4 million and average fair value of $9.4 million for the year ended December 31, 2017. The Company recognized $0.5 million of interest income on the loan pools where OTTI was taken during the year ended December 31, 2017.

As of December 31, 2019 and December 31, 2018 the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $35.6 million and $17.3 million, respectively.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the U.S. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio:

Geographic Concentration of Credit Risk	December 31, 2019	December 31, 2018
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	19%	19%
Florida	11%	9%
New York	9%	5%
New Jersey	6%	3%
Georgia	4%	5%

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Beginning Balance	$79,610	$9,318	$18,282
Additions	108,275	82,757	—
Accretion	(16,169)	(4,161)	(2,503)
Reclassifications from/(to) non-accretable difference	2,411	(3,988)	6,275
Disposals	(5,250)	(4,316)	(12,736)
Ending Balance	$168,877	$79,610	$9,318

As of December 31, 2019, the Company’s residential mortgage loan portfolio was comprised of 3,413 conventional loans with original loan balances between $3.8 thousand and $3.4 million.

As of December 31, 2018, the Company’s residential mortgage loan portfolio was comprised of 2,025 conventional loans with original loan balances between $10.0 thousand and $1.9 million.

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

Upon consolidation, the Company elected the fair value option for the assets and liabilities of the August 2019 VIE in order to avoid an accounting mismatch, and to more accurately represent the economics of its interest in the entity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity", whereby the Company determines whether the fair value of the assets or liabilities of the August 2019 VIE is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the August 2019 VIE are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIE.

The following table details certain information related to the assets and liabilities of the August 2019 VIE as of December 31, 2019 (in thousands):

December 31, 2019
Assets
Residential mortgage loans, at fair value	$255,171
Other assets	898
Total assets	$256,069

Liabilities
Financing arrangements	$24,584
Securitized debt, at fair value	217,118
Other liabilities	596
Total liabilities	$242,298

The following table details certain information related to the August 2019 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans (2)	$263,956	$255,171	3.96%	5.11%	7.66
Securitized debt (3)	217,455	217,118	2.92%	2.86%	5.00

(1)
This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

(2)	This represents all loans contributed to the consolidated VIE.

(3)
As of December 31, 2019, the Company has recorded secured financing of $217.1 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2019 ($ in thousands):

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

				Gross Unrealized			Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (3)	Yield (4)	Life (Years) (5)	Initial Stated Maturity Date	Extended Maturity Date (6)	Location
Loan G (7)	$45,856	$—	$45,856	$—	$—	$45,856	6.46%	6.46%	0.53	July 9, 2020	July 9, 2022	CA
Loan H (7)(8)	36,000	—	36,000	—	—	36,000	5.49%	5.49%	0.19	March 9, 2019	June 9, 2020	AZ
Loan I (9)	11,992	(184)	11,808	184	—	11,992	12.21%	14.51%	1.04	February 9, 2021	February 9, 2023	MN
Loan J (7)	4,674	—	4,674	—	—	4,674	6.36%	6.36%	2.12	January 1, 2023	January 1, 2024	NY
Loan K (10)	9,164	—	9,164	—	—	9,164	10.71%	11.86%	1.72	May 22, 2021	February 22, 2024	NY
Loan L (10)	51,000	(502)	50,498	502	—	51,000	6.16%	6.50%	4.63	July 22, 2022	July 22, 2024	IL
	$158,686	$(686)	$158,000	$686	$—	$158,686	6.82%	7.17%	1.92

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Refer to Note 13 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of December 31, 2019.

(3)	Each commercial loan investment has a variable coupon rate.

(4)	Yield includes any exit fees.

(5)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(6)	Represents the maturity date of the last possible extension option.

(7)	Loan G, Loan H and Loan J are first mortgage loans.

(8)	Subsequent to quarter end, Loan H has been extended to the extended maturity date.

(9)	Loan I is a mezzanine loan.

(10)	Loan K and Loan L are comprised of first mortgage and mezzanine loans.

The following table presents detail on the Company’s commercial loan portfolio on December 31, 2018 ($ in thousands):

				Gross Unrealized			Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location
Loan B (6)	$32,800	$—	$32,800	$—	$—	$32,800	7.13%	7.51%	0.52	July 1, 2016	July 1, 2019	TX
Loan F (7)	10,417	(1)	10,416	1	—	10,417	13.39%	14.02%	0.03	September 9, 2018	September 9, 2019	MN
Loan G (8)	19,357	—	19,357	—	—	19,357	7.14%	7.14%	1.54	July 9, 2020	July 9, 2022	CA
Loan H (8)	36,000	—	36,000	—	—	36,000	6.21%	6.21%	1.21	March 9, 2019	March 9, 2020	AZ
	$98,574	$(1)	$98,573	$1	$—	$98,574	7.45%	7.65%	0.92

(1)	The Company has the contractual right to receive a balloon payment for each loan.

(2)	Each commercial loan investment has a variable coupon rate.

(3)	Yield includes any exit fees.

(4)	Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

(5)	Represents the maturity date of the last possible extension option.

(6)
Loan B is comprised of a first mortgage and mezzanine loan. As of December 31, 2018, Loan B has been extended to the extended maturity date shown above. Loan B paid off at par in Q3 2019 and the Company received $32.8 million of principal proceeds.

(7)	Loan F is a mezzanine loan. As of December 31, 2018, Loan F has been extended to January 2019. Loan F paid off at par in Q1 2019, with the Company receiving proceeds of $10.4 million.

(8)	Loan G and Loan H are first mortgage loans.

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Company recorded $25.5 thousand, $1.1 million, and $0.4 million of discount accretion, respectively, on its commercial loans.

5. Excess MSRs

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2019 ($ in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$2,910,735	$19,570	$93	$(2,031)	$17,632	8.32%	5.58
Credit Excess MSRs	34,753	178	2	(37)	143	21.38%	5.25
Total Excess MSRs	$2,945,488	$19,748	$95	$(2,068)	$17,775	8.42%	5.58

(1)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

The following table presents detail on the Company’s Excess MSR portfolio on December 31, 2018 ($ in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$3,564,527	$26,182	$1,081	$(821)	$26,442	10.43%	6.77
Credit Excess MSRs	41,231	215	—	(7)	208	24.09%	5.02
Total Excess MSRs	$3,605,758	$26,397	$1,081	$(828)	$26,650	10.62%	6.75

(1)	This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.

As described in Note 2, the Company evaluates securities for OTTI on at least a quarterly basis. The determination of whether an Excess MSR is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR is less than its amortized cost at the balance sheet date, the Excess MSR is considered impaired, and the impairment is designated as either "temporary" or "other-than-temporary." For the year ended December 31, 2019, the Company recognized an OTTI charge of $2.6 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of the $2.6 million of OTTI recorded for the year ended December 31, 2019, $0.9 million related to Excess MSRs where OTTI was not recognized in a prior year. For the year ended December 31, 2018, the Company recognized an OTTI charge of $0.4 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. None of the OTTI recorded for the year ended December 31, 2018 was related to Excess MSRs where OTTI was recognized in a prior year. No OTTI was recorded for the year ended December 31, 2017.

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

Values for the Company’s securities, Excess MSRs, securitized debt of the December 2014 VIE, derivatives and U.S. Treasury securities are based upon prices obtained from third party pricing services, which are indicative of market activity. The fair value of the Company’s obligation to return securities borrowed under reverse repurchase agreements is based upon the value of the underlying borrowed U.S. Treasury securities as of the reporting date. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

Beginning in the first quarter of 2017, as a result of a CCCH amendment to its rule book governing central clearing activities, the daily exchange of variation margin associated with a CCCH centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. The carrying amount of centrally cleared interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 for more information.

The fair value of the Company's mortgage loans and securitized debt relating to the August 2019 VIE considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity (considering mortgage insurance). Projections of default and prepayment rates are impacted by other variables such as reperformance rates, and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans.

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

Cash equivalents include investments in money market funds that invest primarily in short term U.S. Treasury and Agency securities. These cash equivalent instruments are valued at their market quoted prices, which generally approximate cost plus accrued interest.

In December 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of residential mortgages. Through this subsidiary, Arc Home originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$2,241,298	$—	$2,241,298
Interest Only	—	74,141	—	74,141
Credit Investments:
Non-Agency RMBS	—	86,281	630,115	716,396
Non-Agency RMBS Interest Only	—	—	1,074	1,074
CMBS	—	2,365	366,566	368,931
CMBS Interest Only	—	—	47,992	47,992
Residential mortgage loans	—	—	417,785	417,785
Commercial loans	—	—	158,686	158,686
Excess mortgage servicing rights	—	—	17,775	17,775
Cash equivalents (1)	53,243	—	—	53,243
Derivative assets	—	2,282	—	2,282
AG Arc (1)	—	—	28,546	28,546
Total Assets Measured at Fair Value	$53,243	$2,406,367	$1,668,539	$4,128,149

Liabilities:
Securitized debt	$—	$(151,933)	$(72,415)	$(224,348)
Derivative liabilities	(122)	(289)	—	(411)
Total Liabilities Measured at Fair Value	$(122)	$(152,222)	$(72,415)	$(224,759)

(1)	Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents and AG Arc.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$1,830,115	$—	$1,830,115
Fixed Rate CMO	—	44,357	—	44,357
Interest Only	—	113,808	—	113,808
Credit Investments:
Non-Agency RMBS	—	130,697	491,554	622,251
Non-Agency RMBS Interest Only	—	—	3,099	3,099
ABS	—	—	21,160	21,160
CMBS	—	—	211,054	211,054
CMBS Interest Only	—	—	50,331	50,331
Residential mortgage loans	—	—	186,096	186,096
Commercial loans	—	—	98,574	98,574
Excess mortgage servicing rights	—	—	26,650	26,650
Cash equivalents (1)	595	—	—	595
Derivative assets	—	1,729	—	1,729
AG Arc (1)	—	—	20,360	20,360
Total Assets Measured at Fair Value	$595	$2,120,706	$1,108,878	$3,230,179

Liabilities:
Securitized debt	$—	$—	$(10,858)	$(10,858)
Securities borrowed under reverse repurchase agreements	—	(11,378)	—	(11,378)
Derivative liabilities	—	(317)	—	(317)
Total Liabilities Measured at Fair Value	$—	$(11,695)	$(10,858)	$(22,553)

(1)	Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents and AG Arc.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2019 and December 31, 2018.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended December 31, 2019 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)
Transfers (1):
Transfers into level 3	87,070	—	—	—	—	—	—	—	—	—
Transfers out of level 3	(57,140)	—	—	(5,280)	—	—	—	—	—	—
Purchases/Reclassifications	261,847	—	1,632	208,871	5,123	263,110	102,619	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	—	(65,171)
Capital contributions	—	—	—	—	—	—	—	—	17,836	—
Proceeds from sales/redemptions	(115,616)	—	(14,183)	(25,792)	(2,632)	(12,780)	—	—	—	—
Proceeds from settlement	(59,274)	—	(9,446)	(38,162)	—	(30,422)	(43,217)	—	—	3,618
Total net gains/(losses) (2)
Included in net income	21,674	(2,025)	837	15,875	(4,830)	11,781	710	(8,875)	(9,650)	(4)
Ending Balance	$630,115	$1,074	$—	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2019 (3)	$11,984	$(529)	$—	$12,430	$(4,704)	$10,689	$710	$(6,240)	$(9,650)	$(4)

(1)
Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2019, the Company transferred 14 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 6 Non-Agency RMBS securities and 2 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.

(2)	Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$33,256
Unrealized gain/(loss) on derivative and other instruments, net	(8,879)
Net realized gain/(loss)	10,766
Equity in earnings/(loss) from affiliates	(9,650)
Total	$25,493

(3)	Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$30,580
Unrealized gain/(loss) on derivative and other instruments, net	(6,244)
Equity in earnings/(loss) from affiliates	(9,650)
Total	$14,686

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2018 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$845,424	$2,662	$40,958	$161,250	$50,702	$18,890	$57,521	$5,084	$17,911	$(16,478)
Transfers (1):
Transfers into level 3	61,225	—	—	8,217	—	—	—	—	—	—
Transfers out of level 3	(90,028)	—	—	(6,951)	—	—	—	—	—	—
Purchases/Reclassifications (2)	140,488	—	8,580	113,684	10,436	203,979	55,357	25,162	(336)	—
Capital contributions	—	—	—	—	—	—	—	—	4,729	—
Proceeds from sales/redemptions	(311,920)	—	(11,559)	—	—	(34,259)	—	—	—	—
Proceeds from settlement	(145,300)	—	(15,620)	(80,436)	(5,400)	(4,360)	(14,522)	—	—	5,533
Total net gains/(losses) (3)
Included in net income	(8,335)	437	(1,199)	15,290	(5,407)	1,846	218	(3,596)	(1,944)	87
Ending Balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2018 (4)	$(4,456)	$513	$(1,347)	$15,254	$(5,076)	$1,197	$—	$(2,662)	$(1,944)	$87

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

Asset Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.71% - 100.00% (5.99%)
Non-Agency RMBS	$625,537	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (14.60%)
			Projected Collateral Losses	0.00% - 100.00% (2.93%)
			Projected Collateral Severities	0.00% - 100.00% (21.37%)
	$4,578	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	27.50% - 27.50% (27.50%)
Non-Agency RMBS Interest Only	$1,074	Discounted Cash Flow	Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	35.00% - 35.00% (35.00%)
			Yield	0.00% - 13.89% (6.33%)
CMBS	$366,566	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	-2.57% - 9.86% (4.19%)
CMBS Interest Only	$47,992	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.93%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	4.00% - 8.25% (4.81%)
Residential Mortgage Loans	$364,107	Discounted Cash Flow	Projected Collateral Prepayments	4.81% - 9.04% (7.78%)
			Projected Collateral Losses	1.64% - 4.94% (2.36%)
			Projected Collateral Severities	-7.32% - 36.91% (23.15%)
	$53,678	Recent Transaction	Cost	N/A
			Yield	6.16% - 10.76% (6.86%)
Commercial Loans	$60,164	Discounted Cash Flow	Credit Spread	440 bps - 900 bps (510 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$98,522	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	8.50% - 11.60% (9.20%)
Excess Mortgage Servicing Rights	$17,633	Discounted Cash Flow	Projected Collateral Prepayments	9.35% - 16.90% (12.36%)
	$142	Consensus Pricing	Offered Quotes	0.01 - 0.40 (0.40)
AG Arc	$28,546	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.98% - 4.70% (3.54%)
Securitized debt	$(72,415)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.04% (10.04%)
			Projected Collateral Losses	2.04% - 3.50% (2.19%)
			Projected Collateral Severities	20.13% - 45.00% (22.61%)

(1)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2019.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.32% - 20.00% (5.34%)
Non-Agency RMBS	$475,927	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (13.66%)
			Projected Collateral Losses	0.00% - 30.00% (2.24%)
			Projected Collateral Severities	-0.43% - 100.00% (26.30%)
	$15,627	Consensus Pricing	Offered Quotes	86.57 - 97.39 (92.43)
			Yield	7.00% - 35.00% (27.37%)
Non-Agency RMBS Interest Only	$3,099	Discounted Cash Flow	Projected Collateral Prepayments	9.50% - 18.00% (15.70%)
			Projected Collateral Losses	0.75% - 2.00% (1.53%)
			Projected Collateral Severities	20.00% - 65.00% (34.04%)
			Projected Collateral Prepayments	20.00% - 20.00% (20.00%)
ABS	$13,346	Discounted Cash Flow	Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	50.00% - 50.00% (50.00%)
	$7,814	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	4.99% - 14.51% (7.91%)
CMBS	$208,228	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.50% (0.02%)
			Projected Collateral Severities	0.00% - 25.00% (1.05%)
	$2,826	Consensus Pricing	Offered Quotes	4.83 - 8.88 (7.87)
			Yield	3.67% - 10.79% (4.93%)
CMBS Interest Only	$50,331	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.92%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	5.92% - 9.00% (6.33%)
Residential Mortgage Loans	$86,813	Discounted Cash Flow	Projected Collateral Prepayments	4.99% - 8.37% (7.95%)
			Projected Collateral Losses	1.43% - 5.83% (1.94%)
			Projected Collateral Severities	6.28% - 32.19% (8.13%)
	$99,283	Recent Transaction	Cost	N/A
			Yield	7.51% - 7.51% (7.51%)
Commercial Loans	$32,800	Discounted Cash Flow	Credit Spread	475 bps - 475 bps (475 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$65,774	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	8.50% - 11.62% (9.18%)
Excess Mortgage Servicing Rights	$26,442	Discounted Cash Flow	Projected Collateral Prepayments	6.31% - 10.12% (8.47%)
	$208	Consensus Pricing	Offered Quotes	0.02 - 0.49 (0.47)
AG Arc	$20,360	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	4.09% - 4.09% (4.09%)
Securitized debt	$(10,858)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.00% (10.00%)
			Projected Collateral Losses	3.50% - 3.50% (3.50%)
			Projected Collateral Severities	45.00% - 45.00% (45.00%)

(1)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2018.

As further described above, fair values for the Company’s securities portfolio are based upon prices obtained from third-party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s securities are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

7. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of December 31, 2019 and December 31, 2018 (in thousands).

	December 31, 2019	December 31, 2018
Repurchase agreements	$3,121,966	$2,595,873
Revolving facilities	111,502	124,615
Financing arrangements, net	$3,233,468	$2,720,488

Repurchase agreements

A vast majority of the Company's financing arrangements are effectuated through repurchase agreements. The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The Company calculates haircuts disclosed in the tables below by dividing allocated capital on each borrowing by the current fair value of each investment. Repurchase agreements entered into by the Company are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash and unpledged Agency RMBS and Agency Interest-Only securities in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us.

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of December 31, 2019 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$1,550,508	2.33%	9.0%	$1,728,837	$1,660,649	$5,402
31-60 days	1,362,121	2.13%	7.0%	1,501,850	1,453,257	5,191
61-90 days	71,753	2.99%	23.5%	93,957	92,901	245
Greater than 180 days	2,973	3.79%	23.7%	4,039	3,690	3
Total / Weighted Average	$2,987,355	2.25%	8.5%	$3,328,683	$3,210,497	$10,841

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of December 31, 2019 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
31-60 days	$24,584	3.14%	3.14%	33.7%	$37,546	$25,192	$377
Greater than 180 days	107,010	3.61%	3.80%	19.3%	133,678	135,409	443
Total / Weighted Average	$131,594	3.53%	3.68%	22.0%	$171,224	$160,601	$820

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding commercial loans pledged as collateral as of December 31, 2019 ($ in thousands):

	Repurchase Agreements				Commercial Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$3,017	4.46%	5.89%	35.4%	$4,674	$4,674	$26

There were no repurchase agreements and corresponding commercial loans pledged as collateral as of December 31, 2018.

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 8 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on December 31, 2019 and December 31, 2018, broken out by investment type (in thousands):

	December 31, 2019	December 31, 2018
Fair Value of investments pledged as collateral under repurchase agreements:
Agency RMBS	$2,231,933	$1,927,359
Non-Agency RMBS	682,828	605,243
ABS	—	13,346
CMBS	413,922	248,355
Residential Mortgage Loans	171,224	99,283
Commercial Loans	4,674	—
Cash pledged (i.e., restricted cash) under repurchase agreements	11,565	20,267
Total collateral pledged under repurchase agreements	$3,516,146	$2,913,853

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the fair value of collateral posted to us under repurchase agreements by lenders (in thousands):

	December 31, 2019	December 31, 2018
Fair Value of investments posted to us under repurchase agreements:
Agency RMBS	$—	$1,534
U.S. Treasury Securities	1,083	1,123
Total collateral posted to us under repurchase agreements	$1,083	$2,657

The following table presents information with respect to the Company’s total borrowings under repurchase agreements on December 31, 2019 and December 31, 2018, broken out by investment type (in thousands):

	December 31, 2019	December 31, 2018
Repurchase agreements secured by investments:
Agency RMBS	$2,109,278	$1,805,054
Non-Agency RMBS	565,450	499,851
ABS	—	10,548
CMBS	312,627	196,658
Residential Mortgage Loans	131,594	83,762
Commercial Loans	3,017	—
Gross Liability for repurchase agreements	$3,121,966	$2,595,873

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of December 31, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
Repurchase agreements	$3,121,966	$—	$3,121,966	$3,121,966	$—	$—

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revolving facilities

The following table presents information regarding the Company's revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of December 31, 2019 and December 31, 2018 (in thousands).

			December 31, 2019					December 31, 2018
Facility (1)	Investment	Maturity Date	Rate	Funding Cost	Balance	Fair Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Fair Value of Assets Pledged as Collateral
Revolving facility A (2)(3)	Commercial Loans	July 1, 2019	—%	—%	$—	$—	$—	4.66%	4.66%	$21,796	$32,800
Revolving facility B (2)(4)	Residential Mortgage Loans	June 28, 2021	3.80%	3.80%	21,546	27,476	110,000	4.53%	4.54%	63,328	85,343
Revolving facility C (2)(4)	Commercial Loans	August 10, 2023	3.85%	4.01%	89,956	132,856	100,000	4.53%	4.80%	39,491	55,357
Total revolving facilities					$111,502	$160,332	$210,000			$124,615	$173,500

(1)	All revolving facilities listed above are interest only until maturity.

(2)	Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

(3)	This facility was paid off in July 2019.

(4)	Increasing the Company's borrowing capacity under this facility requires consent of the lender.

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

Financing arrangements

The Company seeks to obtain financing from several different counterparties in order to reduce the financing risk related to any single counterparty. The Company has entered into master repurchase agreements ("MRAs") or loan agreements with such financing counterparties. As of December 31, 2019 and December 31, 2018, the Company had 44 financing counterparties, under which it had outstanding debt with 30 and 31 counterparties, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information at December 31, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Barclays Capital Inc	$77,334	277	9.1%
Citigroup Global Markets Inc.	50,263	22	5.9%

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

8. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Other assets
Interest receivable	$13,548	$12,762
Receivable under reverse repurchase agreements	—	11,461
Derivative assets, at fair value	2,282	1,729
Other assets	4,378	6,064
Due from broker	1,697	603
Total Other assets	$21,905	$32,619

Other liabilities
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	$—	$11,378
Interest payable	10,941	11,905
Derivative liabilities, at fair value	411	317
Due to affiliates	5,226	4,023
Accrued expenses	6,175	5,066
Taxes payable	815	1,673
Due to broker	1,107	7,734
Total Other liabilities	$24,675	$42,096

Derivative assets and liabilities

The Company’s derivatives may include interest rate swaps ("swaps"), TBAs, and swaption contracts. They may also include Eurodollar Futures, U.S. Treasury Futures, British Pound Futures, Euro Futures (collectively, "Futures"). Derivatives have not been designated as hedging instruments. The Company uses these derivatives and may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities. The Company uses foreign currency forward contracts to manage foreign currency risk and to protect the value or to fix the amount of certain investments or cash flows in terms of U.S. dollars.

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

Beginning in the first quarter of 2017, as a result of an amendment to the CCPs' rule book which governs their central clearing activities, the daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. The carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at December 31, 2019 and December 31, 2018 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	December 31, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$199	$1,406
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(411)	(317)
Payer Swaptions	Non-Hedge	Other assets	2,083	323
Short positions on U.S. Treasuries	Non-Hedge	Other liabilities (3)	—	(11,378)

(1)
As of December 31, 2019, the Company applied a reduction in fair value of $19.7 thousand and $0.1 million to its Euro Futures liabilities and British Pound Futures liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a fair value reduction of $0.1 million and $1.0 million to its U.S. Treasury Futures assets and Eurodollar Future liabilities, respectively, related to variation margin.

(2)
As of December 31, 2019, the Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2018, the Company applied a reduction in fair value of $26.0 million and $18.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

(3)
Short positions on U.S. Treasuries relate to securities borrowed to cover short sales of U.S. Treasury securities. The change in fair value of the borrowed securities is recorded in the "Unrealized gain/(loss) on derivatives and other instruments, net" line item in the Company's consolidated statement of operations.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	December 31, 2019	December 31, 2018
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$1,848,750	$1,963,500
Payer Swaptions	USD	650,000	260,000
Long positions on U.S. Treasury Futures (1)	USD	—	30,000
Short positions on Eurodollar Futures (2)	USD	—	500,000
Short positions on British Pound Futures (3)	GBP	6,563	—
Short positions on Euro Futures (4)	EUR	1,500	—
Short positions on U.S. Treasuries	USD	—	11,250

(1)	Each U.S. Treasury Future contract embodies $100,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(2)	Each Eurodollar Future contract embodies $1,000,000 of notional value.

(3)	Each British Pound Future contract embodies £62,500 of notional value.

(4)	Each Euro Future contract embodies €125,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$(641)	$(11,171)	$20,547
Eurodollar Futures	1,001	(1,001)	—
Swaptions	1,325	(1,083)	(596)
U.S. Treasury Futures	(145)	36	748
British Pound Futures	(102)	—	—
Euro Futures	(20)	—	—
TBAs (1)	—	(227)	650
U.S. Treasuries	82	(176)	(1,631)
	1,500	(13,622)	19,718
Included within Net realized gain/(loss)
Interest Rate Swaps	(62,147)	21,338	(9,959)
Eurodollar Futures	(1,122)	—	1,372
Swaptions	(1,514)	(790)	—
U.S. Treasury Futures	(31)	607	(4,050)
British Pound Futures	(605)	—	—
Euro Futures	(7)	—	—
TBAs (1)	1,262	(233)	1,669
U.S. Treasuries	(18)	177	1,742
	(64,182)	21,099	(9,226)
Total income/(loss)	$(62,682)	$7,477	$10,492

(1)
For the year ended December 31, 2019, gains and losses from purchases and sales of TBAs consisted of $1.0 million of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes. For the year ended December 31, 2018, gains and losses from purchases and sales of TBAs consisted of $1.6 million of net TBA dollar roll net interest income and net losses of $2.1 million due to price changes. For the year ended December 31, 2017, gains and losses from purchases and sales of TBAs consisted of $3.1 million of net TBA dollar roll net interest income and net losses of $0.8 million due to price changes.

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of December 31, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets (2)
Interest Rate Swaps	$1,980	$—	$1,980	$—	$1	$1,979
Interest Rate Swaptions	2,083	—	2,083	—	—	2,083
Total Derivative Assets	$4,063	$—	$4,063	$—	$1	$4,062

Derivative Liabilities (3)
Interest Rate Swaps	$977	$—	$977	$—	$1	$976
Total Derivative Liabilities	$977	$—	$977	$—	$1	$976

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)
The Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin. The Company applied a reduction in fair value of $19.7 thousand and $0.1 million to its Euro Futures assets and British Pound Futures liabilities, respectively, related to variation margin.

(2)	Included in Other assets on the consolidated balance sheet is $4.1 million less accrued interest of $(1.8) million for a total of $2.3 million.

(3)	Included in Other liabilities on the consolidated balance sheet is $1.0 million less accrued interest of $(1.4) million for a total of $(0.4) million.

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

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of December 31, 2019, the Company pledged real estate securities with a fair value of $3.0 million and cash of $32.1 million as collateral against certain derivatives. Of the $32.1 million of cash pledged as collateral against certain derivatives, $8.5 million represents amounts related to variation margin. The Company’s counterparties posted a de minimis amount of cash as collateral for certain derivatives. As of December 31, 2018, the Company pledged real estate securities with a fair value of $7.2 million and cash of $29.3 million as collateral against certain derivatives. Of the $29.3 million of cash pledged as collateral against certain derivatives, $7.1 million represents amounts related to variation margin. The Company’s counterparties posted cash of $1.5 million as collateral for certain derivatives.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2019, the Company’s interest rate swap positions consist of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2019 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	1.91%	0.20
2022	743,000	1.64%	1.91%	2.68
2023	5,750	3.19%	1.91%	3.85
2024	650,000	1.52%	1.90%	4.80
2026	180,000	1.50%	1.89%	6.70
2029	165,000	1.77%	1.94%	9.85
Total/Wtd Avg	$1,848,750	1.60%	1.91%	4.32

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

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 (in thousands):

For the Year Ended December 31, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$—	$1,994,500	$(1,994,500)	$—	$—	$—	$—	$—
TBAs - Short	$—	$485,000	$(485,000)	$—	$—	$—	$—	$—

For the Year Ended December 31, 2018
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$100,000	$1,761,000	$(1,861,000)	$—	$—	$—	$—	$—
TBAs - Short	$—	$1,071,000	$(1,071,000)	$—	$—	$—	$—	$—

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Year Ended December 31, 2017
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$50,000	$2,231,000	$(2,181,000)	$100,000	$102,711	$(102,484)	$227	$—
TBAs - Short	$(75,000)	$75,000	$—	$—	$—	$—	$—	$—

9. Earnings per share

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

As of December 31, 2019, December 31, 2018, and December 31, 2017, the Company’s outstanding warrants and unvested restricted stock units were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Outstanding warrants (1)	—	—	1,007,500
Unvested restricted stock units previously granted to the Manager	20,009	40,007	60,000

(1)	The warrants expired July 6, 2018.

Each warrant entitled the holder to purchase half a share of the Company’s common stock at a fixed price upon exercise of the warrant. Prior to their expiration in 2018 and for the year ended December 31, 2017, the Company excluded the effects of such warrants from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator:
Net Income/(Loss) from Continuing Operations	$97,338	$3,504	$118,558
Dividends on preferred stock	16,122	13,469	13,469
Net income/(loss) from continuing operations available to common stockholders	81,216	(9,965)	105,089
Net Income/(Loss) from Discontinued Operations	(4,416)	(1,936)	—
Net Income/(Loss) available to common stockholders	$76,800	$(11,901)	$105,089

Denominator:
Basic weighted average common shares outstanding	32,192	28,392	27,866
Dilutive effect of restricted stock units	11	—	17
Diluted weighted average common shares outstanding	32,203	28,392	27,883

Earnings/(Loss) Per Share - Basic
Continuing Operations	$2.52	$(0.35)	$3.77
Discontinued Operations	(0.13)	(0.07)	—
Basic Earnings/(Loss) Per Share of Common Stock:	$2.39	$(0.42)	$3.77

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$2.52	$(0.35)	$3.77
Discontinued Operations	(0.13)	(0.07)	—
Diluted Earnings/(Loss) Per Share of Common Stock:	$2.39	$(0.42)	$3.77

The following tables detail the Company's common stock dividends during the years ended December 31, 2019, 2018 and 2017:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
12/13/2019	12/31/2019	1/31/2020	0.45
Total			$1.90

2018
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2018	3/29/2018	4/30/2018	$0.475
6/18/2018	6/29/2018	7/31/2018	0.50
9/14/2018	9/28/2018	10/31/2018	0.50
12/14/2018	12/31/2018	1/31/2019	0.50
Total			$1.975

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2017
Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
3/10/2017	3/21/2017	4/28/2017	$0.475
6/8/2017	6/19/2017	7/31/2017	0.475
9/11/2017	9/29/2017	10/31/2017	0.575
12/15/2017	12/29/2017	1/31/2018	0.475
Total			$2.000

(1)	The combined dividend of $0.575 includes a dividend of $0.475 per common share and a special cash dividend of $0.10 per common share.

The following tables detail our preferred stock dividends during the years ended December 31, 2019, 2018 and 2017:

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563
8.25% Series A	5/17/2019	5/31/2019	6/17/2019	0.51563
8.25% Series A	8/16/2019	8/30/2019	9/17/2019	0.51563
8.25% Series A	11/15/2019	11/29/2019	12/17/2019	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50
8.00% Series B	5/17/2019	5/31/2019	6/17/2019	0.50
8.00% Series B	8/16/2019	8/30/2019	9/17/2019	0.50
8.00% Series B	11/15/2019	11/29/2019	12/17/2019	0.50
Total				$2.00

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.000% Series C	11/15/2019	11/29/2019	12/17/2019	$0.50
Total				$0.50

2018
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2018	2/28/2018	3/19/2018	$0.51563
8.25% Series A	5/15/2018	5/31/2018	6/18/2018	0.51563
8.25% Series A	8/16/2018	8/31/2018	9/17/2018	0.51563
8.25% Series A	11/15/2018	11/30/2018	12/17/2018	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2018	2/28/2018	3/19/2018	$0.50
8.00% Series B	5/15/2018	5/31/2018	6/18/2018	0.50
8.00% Series B	8/16/2018	8/31/2018	9/17/2018	0.50
8.00% Series B	11/15/2018	11/30/2018	12/17/2018	0.50
Total				$2.00

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2017
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/16/2017	2/28/2017	3/17/2017	$0.51563
8.25% Series A	5/15/2017	5/31/2017	6/19/2017	0.51563
8.25% Series A	8/16/2017	8/31/2017	9/18/2017	0.51563
8.25% Series A	11/16/2017	11/30/2017	12/18/2017	0.51563
Total				$2.06252

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/16/2017	2/28/2017	3/17/2017	$0.50
8.00% Series B	5/15/2017	5/31/2017	6/19/2017	0.50
8.00% Series B	8/16/2017	8/31/2017	9/18/2017	0.50
8.00% Series B	11/16/2017	11/30/2017	12/18/2017	0.50
Total				$2.00

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

For the years ended December 31, 2019, and December 31, 2018, the Company elected to satisfy the REIT distribution requirements in part with a dividend paid in 2020 and 2019, respectively. In conjunction with these payments after year-end, the Company accrued an excise tax of $0.8 million and $1.7 million for the years ended December 31, 2019 and December 31, 2018, respectively, which are included in the "Other liabilities" line item on the consolidated balance sheets. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 all income distributed was in the form of common and preferred dividends and was characterized as ordinary income.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2019, 2018 or 2017. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

11. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2019 and December 31, 2018, no event of termination had occurred. The Company is externally managed and advised by the Manager.

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

For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company incurred management fees of $9.8 million, $9.5 million and $9.8 million, respectively.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2019, December 31, 2018, and December 31, 2017, no event of termination of the management agreement had occurred.

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

Of the $18.6 million, $14.9 million and $11.0 million of Other operating expenses for years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Company has incurred $7.5 million, $7.2 million, and $6.3 million, respectively, representing a reimbursement of expenses. The Manager waived its right to receive expense reimbursements of $0.5 million for the year ended December 31, 2018. The Manager did not waive any expense reimbursements for the years ended December 31, 2019 and December 31, 2017.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of December 31, 2019, 17,921 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of December 31, 2019, the Company has granted an aggregate of 99,329 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of December 31, 2019, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 99,991 restricted stock units granted to the Company’s Manager have vested. The 20,009 restricted stock units that have not vested as of December 31, 2019 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued when the units vest on July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	108,624	$19.52	109,430	$19.64	57,981	$20.66
Granted (1)	25,030	15.97	19,187	18.31	71,452	18.50
Canceled/forfeited	—	—	—	—	—	—
Unrestricted	(19,998)	18.53	(19,993)	19.01	(20,003)	18.53
Outstanding at end of year	113,656	$18.91	108,624	$19.52	109,430	$19.64
Unvested at end of year	20,009	$18.53	40,007	$18.53	60,000	$18.53

(1)
The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date. The grant date fair value of restricted stock units is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, 45,028, 39,180, and 31,455 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2019, the Company had unrecognized compensation expense of $42.8 thousand related to restricted stock units. The total fair value of restricted shares and units vested for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was approximately $0.8 million, $0.7 million, and $0.6 million, respectively, based on the closing price of the stock on the vesting date. The unrecognized compensation expense on December 31, 2019 is expected to be recognized over a weighted average period of 6 months.

The Company capitalized equity based compensation expense of $0.7 million, $0.6 million, and $0.5 million during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively, associated with the amortization of restricted stock and restricted stock units.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of December 31, 2019 and December 31, 2018.

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

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. See Note 2 for the fair value of AG Arc as of December 31, 2019 and December 31, 2018.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA"), Veteran’s Administration ("VA") and Ginnie Mae seller/servicer of mortgages with licenses to conduct business in 47 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. Arc Home is led by an external management team.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of December 31, 2019 and December 31, 2018, these Excess MSRs had fair value of approximately $18.2 million and $27.3 million, respectively.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 and by $5.0 million to $105.0 million on August 23, 2019 with amendments to the MATH LLC Agreement. As of December 31, 2019, the Company’s share of MATH’s total capital commitment to MATT is $46.8 million, of which the Company had funded $44.6 million as of December 31, 2019. As of December 31, 2019, the Company’s remaining commitment was $2.2 million (net of any return of capital to the Company).

On May 15, 2019 and November 14, 2019, the Company, alongside private funds under the management of Angelo Gordon and a third party, entered into the LOTS I and LOTS II Agreements, respectively, which requires the Company to fund various commitments to LOTS in connection with the origination of Land Related Financing. As of December 31, 2019, the Company’s total capital commitment to LOTS was $31.8 million, of which the Company has funded $17.0 million, and the Company's remaining commitment was $14.8 million.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and non-QM loans, the Company may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its non-QM loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for its Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in the Company updating the fee amount

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

for its Re/Non-Performing Loans. The Company also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the fees paid by the Company to the Asset Manager, totaled $0.9 million, $0.4 million, and $0.2 million, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For years ended December 31, 2019, December 31, 2018 and December 31, 2017, the administrative fees paid by the Company to Arc Home totaled $0.3 million, $0.2 million, and $10.8 thousand respectively.

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

In June 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated non-QM loan securitization, in which non-QM loans with a fair value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $42.9 million as of June 30, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

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

In September 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated non-QM loan securitization, in which non-QM loans with a fair value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $28.7 million as of September 30, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

In October 2019, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the "October 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the October 2019 Selling Affiliate had a total fair value of $2.2 million. The October 2019 Selling Affiliate sold the real estate securities through a BWIC. Prior to the submission of the BWIC by the October 2019 Selling Affiliate, the Company submitted its bid for real estate securities to the October 2019 Selling Affiliate. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

In November 2019, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $322.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $21.4 million as of December 31, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

12. Equity

On May 2, 2018, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of December 31, 2019, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

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

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. As of December 31, 2019, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of its outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the years ended December 31, 2019, December 31, 2018 and December 31, 2017. Approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents, as defined in Rule 415 under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company's 2018 Registration Statement. For the year ended December 31, 2019, the Company sold 503.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. For the year ended December 31, 2018, the Company sold 511.8 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $9.3 million. For the year ended December 31, 2017, the Company sold 460.9 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.7 million.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

On September 17, 2019, the Company completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, will be equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of the Company's Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.

13. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of December 31, 2019 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)	March 29, 2018	$46,820	$44,590	$2,230
Commercial loan G (b)	July 26, 2018	84,515	45,856	38,659
Commercial loan I (b)	January 23, 2019	20,000	11,992	8,008
Commercial loan J (b)	February 11, 2019	30,000	4,674	25,326
Commercial loan K (b)	February 22, 2019	20,000	9,164	10,836
LOTS (a)(c)	Various	31,810	16,979	14,831
Revolving loan	October 31, 2019	12,363	—	12,363
Residential mortgage loans (d)	December 16, 2019	468,485	—	468,485
Total		$713,993	$133,255	$580,738

(a)	Refer to Note 11 "Investments in debt and equity of affiliates" for more information regarding MATH and LOTS.

(b)	The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.

(c)	Subsequent to quarter end, the Company's total commitment and remaining commitment increased to $33.4 million and $16.4 million, respectively.

(d)
On December 16, 2019, the Company entered into a commitment to purchase residential mortgage loans with an unpaid principal balance of $502.3 million. This purchase was subject to due diligence and customary closing conditions.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Subsequent to quarter end, the transaction settled with an unpaid principal balance of $481.7 million and a cost of $450.3 million.

14. Discontinued Operations and Assets and Liabilities Held for Sale

In November 2019, the Company signed a purchase and sale agreement whereby it agreed to sell its portfolio of single-family rental properties to a third party at a price of approximately $137 million as the portfolio was under-performing. The Company recognized a gain of $0.2 million as a result of the transaction. The Company reclassified the operating results of its single-family rental properties segment as discontinued operations and excluded it from continuing operations for all periods presented. As of December 31, 2019, the Company has disposed of substantially all of its single-family rental properties segment.

The table below presents our results of operations for the years ended December 31, 2019 and December 31, 2018, respectively, for the single-family rental properties segment's discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Interest expense	$5,187	$1,556

Other Income/(Loss)
Rental income	11,209	4,091
Net realized gain/(loss)	150	(51)
Other income	258	135
Total Other Income/(Loss)	11,617	4,175

Expenses
Other operating expenses	180	38
Property depreciation and amortization	4,110	2,336
Property operating expenses	6,556	2,181
Total Expenses	10,846	4,555

Net Income/(Loss) from Discontinued Operations	$(4,416)	$(1,936)

The table below presents our statement of net position for the years ended December 31, 2019 and December 31, 2018, respectively, for the single-family rental properties segment's discontinued operations as reported separately as assets and liabilities held for sale on our consolidated balance sheets (in thousands):

	December 31, 2019	December 31, 2018
Assets
Single-family rental properties held for sale	$—	$138,678
Other assets	154	3,857
Total	$154	$142,535

Liabilities
Financing arrangements held for sale	$—	$102,017
Other liabilities	1,546	3,084
Total	$1,546	$105,101

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Assets
Real estate securities and loans, at fair value	$1,539,217	$1,059,755
Mortgage servicing rights and excess mortgage servicing rights, at fair value	113,155	155,183
Other assets	231,867	190,243
Total Assets	$1,884,239	$1,405,181

Liabilities
Repurchase agreements	$807,902	$430,433
Securitized debt, at fair value	144,810	212,902
Other liabilities	217,301	285,401
Total Liabilities	1,170,013	928,736

Total Members' Equity
Members' equity	711,285	472,958
Noncontrolling preferred interests	2,941	3,487
Total Member's equity	714,226	476,445

Total Liabilities & Members' Equity	$1,884,239	$1,405,181

The Company's Investments in debt and equity of affiliates (1)	$156,311	$84,892
(1) The Company's Investments in debt and equity of affiliates reflect different ownership percentages in multiple equity method investees.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2019, December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Interest Income
Interest income	$82,810	$67,029	$53,213
Interest expense	51,455	37,036	10,905
Total Net Interest Income	31,355	29,993	42,308

Other Income
Net realized gain/(loss)	25,478	29,362	13,423
Net interest component of interest rate swaps	(872)	—	—
Unrealized gain (loss) on real estate securities and loans, net	30,645	41,537	28,739
Unrealized gain/(loss) on derivative and other instruments, net	264	—	—
Other income	40,928	40,761	13,752
Total Other Income	96,443	111,660	55,914

Expenses
Other operating expenses	66,705	43,418	23,279

Net Income/(Loss)	61,093	98,235	74,943

Net Income/(Loss) Attributable to Noncontrolling Preferred Interests	(263)	(423)	(245)

Net Income/(Loss) Attributable to Controlling Interest of Unconsolidated Equity Method Investments	$60,830	$97,812	$74,698

The Company's Equity in earnings/(loss) from affiliates (1)	$7,644	$15,593	$12,622

(1) The Company's equity in earnings/(loss) from affiliates reflect different ownership percentages in multiple equity method investees.

Refer to Note 2 for more detail on the Company’s investments in unconsolidated equity method affiliates.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16. Quarterly results (Unaudited)

Summarized quarterly results of operations were as follows (in thousands, except for per share data):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Statement of Operations Data:
Net Interest Income
Interest income	$41,490	$40,901	$40,735	$48,534
Interest expense	22,094	23,030	21,887	23,097
Total Net Interest Income	19,396	17,871	18,848	25,437

Other Income/(Loss)
Net realized gain/(loss)	(20,583)	(27,510)	(16,132)	13,403
Net interest component of interest rate swaps	1,781	1,800	2,179	1,976
Unrealized gain/(loss) on real estate securities and loans, net	46,753	43,165	11,726	(17,812)
Unrealized gain/(loss) on derivative and other instruments, net	(10,086)	(10,839)	3,258	17,355
Foreign currency gain/(loss), net	—	—	667	(3,179)
Other income	414	216	210	342
Total Other Income/(Loss)	18,279	6,832	1,908	12,085

Expenses
Management fee to affiliate	2,345	2,400	2,346	2,734
Other operating expenses	3,781	3,807	6,062	4,988
Equity based compensation to affiliate	126	73	76	74
Excise tax	92	186	186	67
Servicing fees	371	416	416	416
Total Expenses	6,715	6,882	9,086	8,279

Income/(loss) before equity in earnings/(loss) from affiliates	30,960	17,821	11,670	29,243
Equity in earnings/(loss) from affiliates	(771)	2,050	(564)	6,929
Net Income/(Loss) from Continuing Operations	30,189	19,871	11,106	36,172
Net Income/(Loss) from Discontinued Operations	(1,034)	(1,193)	(1,057)	(1,132)
Net Income/(Loss)	29,155	18,678	10,049	35,040

Dividends on preferred stock (1)	3,367	3,367	3,720	5,667

Net Income/(Loss) Available to Common Stockholders	$25,788	$15,311	$6,329	$29,373

Earnings/(Loss) Per Share - Basic
Continuing Operations	$0.87	$0.50	$0.22	$0.93
Discontinued Operations	(0.03)	(0.03)	(0.03)	(0.03)
Total Earnings/(Loss) Per Share of Common Stock	$0.84	$0.47	$0.19	$0.90

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$0.87	$0.50	$0.22	$0.93
Discontinued Operations	(0.03)	(0.03)	(0.03)	(0.03)
Total Earnings/(Loss) Per Share of Common Stock	$0.84	$0.47	$0.19	$0.90
(1) The three months ended September 30, 2019 and December 31, 2019 include cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of September 30, 2019 and December 31, 2019, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Statement of Operations Data:
Net Interest Income
Interest income	$39,357	$36,012	$39,703	$41,403
Interest expense	15,326	16,271	18,415	20,490
Total Net Interest Income	24,031	19,741	21,288	20,913

Other Income/(Loss)
Net realized gain/(loss)	(11,839)	(11,060)	(14,204)	(2,347)
Net interest component of interest rate swaps	(1,470)	1,261	1,816	623
Unrealized gain/(loss) on real estate securities and loans, net	(36,155)	(577)	700	15,092
Unrealized gain/(loss) on derivative and other instruments, net	37,090	4,781	6,589	(61,998)
Other income	—	20	1	216
Total Other Income/(Loss)	(12,374)	(5,575)	(5,098)	(48,414)

Expenses
Management fee to affiliate	2,439	2,387	2,384	2,334
Other operating expenses	3,223	3,443	3,503	4,716
Equity based compensation to affiliate	51	94	66	28
Excise tax	375	375	375	375
Servicing fees	62	22	148	201
Total Expenses	6,150	6,321	6,476	7,654

Income/(loss) before equity in earnings/(loss) from affiliates	5,507	7,845	9,714	(35,155)
Equity in earnings/(loss) from affiliates	2,740	323	13,960	(1,430)
Net Income/(Loss) from Continuing Operations	8,247	8,168	23,674	(36,585)
Net Income/(Loss) from Discontinued Operations	—	—	(297)	(1,639)
Net Income/(loss)	8,247	8,168	23,377	(38,224)

Dividends on preferred stock	3,367	3,367	3,367	3,367

Net Income/(Loss) Available to Common Stockholders	$4,880	$4,801	$20,010	$(41,591)

Earnings/(Loss) Per Share - Basic
Continuing Operations	$0.17	$0.17	$0.71	$(1.39)
Discontinued Operations	—	—	(0.01)	(0.06)
Total Earnings/(Loss) Per Share - Basic	$0.17	$0.17	$0.70	$(1.45)

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$0.17	$0.17	$0.71	$(1.39)
Discontinued Operations	—	—	(0.01)	(0.06)
Total Earnings/(Loss) Per Share - Diluted	$0.17	$0.17	$0.70	$(1.45)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Exhibit No.	Description
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

*10.14	Form of Restricted Stock Unit Award Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.14 on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.**

Exhibit No.	Description
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

*10.24
Purchase and Sale Agreement, dated November 4, 2019, by and between SFR MT LLC and Conrex ML Portfolio 2019-01 Operating Company, LLC, , incorporated by reference to Exhibit 10.24 on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2019.

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

AG MORTGAGE INVESTMENT TRUST, INC.

February 28, 2020	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

February 28, 2020	By:	/s/ BRIAN C. SIGMAN
Brian C. Sigman
Chief Financial Officer and Treasurer (Principal
Financial Officer)

February 28, 2020	By:	/s/ ALISON HALPERN
Alison Halpern
Chief Accounting Officer (Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2020	By:	/s/ DAVID N. ROBERTS
David Roberts Director, Chief Executive Officer and President

February 28, 2020	By:	/s/ BRIAN C. SIGMAN
Brian Sigman Director, Chief Financial Officer

February 28, 2020	By:	/s/ THOMAS DURKIN
Thomas Durkin Director, Chief Investment Officer

February 28, 2020	By:	/s/ ARTHUR AINSBERG
Arthur Ainsberg Director

February 28, 2020	By:	/s/ ANDREW L. BERGER
Andrew L. Berger Director

February 28, 2020	By:	/s/ DEBRA HESS
Debra Hess Director

February 28, 2020	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director
February 28, 2020	By:	/s/ PETER LINNEMAN
Peter Linneman Director