Form 10-Q
period 2020-03-31
AG Mortgage Investment Trust, Inc.
filed 2020-06-12
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of June 5, 2020, there were 32,823,511 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by AG Mortgage Investment Trust, Inc. (the "Company") with the Securities and Exchange Commission (the "SEC") on May 7, 2020, the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the "Form 10-Q") was delayed due to circumstances related to the novel coronavirus outbreak (the "COVID-19 pandemic"). The Company has experienced disruptions in its day-to-day activities as a result of the COVID-19 pandemic and measures taken to limit its spread. While AG REIT Management, LLC (our "Manager") has the technology in place for all of its employees to work remotely, the Company’s sole office is (and many of the Company’s advisors, service providers and counterparties are) located in New York City, which has been significantly affected by the COVID-19 pandemic, and which caused delays in the receipt of information from various counterparties. This, in turn, delayed the Company’s ability to complete the Form 10-Q within the time prescribed for the filing. Accordingly, and in reliance on the SEC's Orders under Section 36 of the Securities Exchange Act of 1934, as amended (Release Nos. 34-88318 and 34-88465), the Company delayed the filing of this Form 10-Q.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Real estate securities, at fair value:
Agency - $23,132 and $2,234,921 pledged as collateral, respectively	$23,132	$2,315,439
Non-Agency - $165,605 and $682,828 pledged as collateral, respectively (1)	186,797	717,470
CMBS - $126,042 and $413,922 pledged as collateral, respectively	129,626	416,923
Residential mortgage loans, at fair value - $140,633 and $171,224 pledged as collateral, respectively (2)	766,960	417,785
Commercial loans, at fair value - $3,720 and $4,674 pledged as collateral, respectively	158,051	158,686
Investments in debt and equity of affiliates	119,212	156,311
Excess mortgage servicing rights, at fair value	14,066	17,775
Cash and cash equivalents	92,299	81,692
Restricted cash	41,400	43,677
Other assets - $12,658 and $0 pledged as collateral, respectively	27,093	21,905
Assets held for sale - Single-family rental properties, net	—	154
Total Assets	$1,558,636	$4,347,817

Liabilities
Financing arrangements	$969,857	$3,233,468
Securitized debt, at fair value (1)(2)	197,182	224,348
Dividend payable	—	14,734
Other liabilities	32,266	24,675
Liabilities held for sale - Single-family rental properties, net	666	1,546
Total Liabilities	1,199,971	3,498,771
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($51,750 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,293	111,293
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($115,000 aggregate liquidation preference)	111,243	111,243
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 32,749 and 32,742 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	327	327
Additional paid-in capital	662,486	662,183
Retained earnings/(deficit)	(576,605)	(85,921)
Total Stockholders’ Equity	358,665	849,046

Total Liabilities & Stockholders’ Equity	$1,558,636	$4,347,817
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)See Note 3 for details related to variable interest entities.
(2)See Note 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Interest Income
Interest income	$40,268	$41,490
Interest expense	19,971	22,094
Total Net Interest Income	20,297	19,396

Other Income/(Loss)
Net realized gain/(loss)	(151,143)	(20,583)
Net interest component of interest rate swaps	923	1,781
Unrealized gain/(loss) on real estate securities and loans, net	(313,897)	46,753
Unrealized gain/(loss) on derivative and other instruments, net	5,686	(10,086)
Foreign currency gain/(loss), net	1,649	—
Other income	3	414
Total Other Income/(Loss)	(456,779)	18,279

Expenses
Management fee to affiliate	2,149	2,345
Other operating expenses	2,342	3,781
Equity based compensation to affiliate	88	126
Excise tax	(815)	92
Servicing fees	579	371
Total Expenses	4,343	6,715

Income/(loss) before equity in earnings/(loss) from affiliates	(440,825)	30,960

Equity in earnings/(loss) from affiliates	(44,192)	(771)
Net Income/(Loss) from Continuing Operations	(485,017)	30,189
Net Income/(Loss) from Discontinued Operations	—	(1,034)
Net Income/(Loss)	(485,017)	29,155

Dividends on preferred stock	5,667	3,367

Net Income/(Loss) Available to Common Stockholders	$(490,684)	$25,788

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(14.98)	$0.87
Discontinued Operations	—	(0.03)
Total Earnings/(Loss) Per Share of Common Stock	$(14.98)	$0.84

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(14.98)	$0.87
Discontinued Operations	—	(0.03)
Total Earnings/(Loss) Per Share of Common Stock	$(14.98)	$0.84

Weighted Average Number of Shares of Common Stock Outstanding
Basic	32,749	30,551
Diluted	32,749	30,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended March 31, 2020 and March 31, 2019
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2020	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046
Grant of restricted stock and amortization of equity based compensation	7	—	—	—	—	303	—	303
Preferred Series A dividends declared	—	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Preferred Series C dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	(485,017)	(485,017)
Balance at March 31, 2020	32,749	$327	$49,921	$111,293	$111,243	$662,486	$(576,605)	$358,665

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	65,924	—	65,964
Grant of restricted stock and amortization of equity based compensation	6	—	—	—	225	—	225
Common dividends declared	—	—	—	—	—	(16,352)	(16,352)
Preferred Series A dividends declared	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	29,155	29,155
Balance at March 31, 2019	32,703	$327	$49,921	$111,293	$661,561	$(91,466)	$731,636

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net income/(loss)	$(485,017)	$29,155
Net (income)/loss from discontinued operations	—	(1,034)
Net (income)/loss from continuing operations	(485,017)	30,189
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(2,951)	(1,656)
Net realized (gain)/loss	151,143	20,583
Unrealized (gain)/loss on real estate securities and loans, net	313,897	(46,753)
Unrealized (gain)/loss on derivative and other instruments, net	(5,686)	10,086
Foreign currency (gain)/loss, net	(1,649)	—
Equity based compensation to affiliate	88	126
Equity based compensation expense	215	99
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	45,459	1,635
Change in operating assets/liabilities:
Other assets	3,489	(1,026)
Other liabilities	(10,831)	(2,415)
Net cash provided by (used in) continuing operating activities	8,157	10,868
Net cash provided by (used in) discontinued operating activities	(726)	(1,617)
Net cash provided by (used in) operating activities	7,431	9,251

Cash Flows from Investing Activities
Purchase of real estate securities	(29,599)	(645,249)
Purchase of residential mortgage loans	(481,470)	(19,745)
Origination of commercial loans	(4,663)	(11,748)
Purchase of commercial loans	(6,778)	(10,118)
Investments in debt and equity of affiliates	(28,180)	(20,734)
Proceeds from sales of real estate securities	2,449,103	213,027
Proceeds from sales of residential mortgage loans	8,679	75
Principal repayments on real estate securities	97,694	63,060
Principal repayments on excess MSRs	1,065	935
Principal repayments on commercial loans	—	10,471
Principal repayments on residential mortgage loans	22,674	4,007
Distributions received in excess of income from investments in debt and equity of affiliates	19,509	1,893
Net proceeds from (payments made on) reverse repurchase agreements	—	11,487
Net proceeds from (payments made on) sales of securities borrowed under reverse repurchase agreements	—	(11,437)
Net settlement of interest rate swaps and other instruments	(73,338)	(31,268)
Net settlement of TBAs	4,218	(431)
Cash flows provided by (used in) other investing activities	(2,638)	(847)
Net cash provided by (used in) continuing investing activities	1,976,276	(446,622)
Net cash provided by (used in) discontinued investing activities	—	165
Net cash provided by (used in) investing activities	1,976,276	(446,457)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	65,964
Borrowings under financing arrangements	11,470,090	10,167,128
Repayments of financing arrangements	(13,391,832)	(9,774,724)
Principal repayments on securitized debt	(5,707)	—
Net collateral received from (paid to) derivative counterparty	—	(599)
Net collateral received from (paid to) repurchase counterparty	(27,444)	863

	Three Months Ended
	March 31, 2020	March 31, 2019
Dividends paid on common stock	(14,734)	(14,372)
Dividends paid on preferred stock	(5,667)	(3,367)
Net cash provided by continuing financing activities	(1,975,294)	440,893
Net cash provided by (used in) financing activities	(1,975,294)	440,893

Net change in cash, cash equivalents and restricted cash	8,413	3,687
Cash, cash equivalents, and restricted cash, Beginning of Period	125,369	84,358
Effect of exchange rate changes on cash	(83)	—
Cash, cash equivalents, and restricted cash, End of Period	$133,699	$88,045

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$27,253	$24,847
Cash paid for excise and income taxes	$1,010	$1,396
Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$12,007	$68,389
Common stock dividends declared but not paid	$—	$16,352
Decrease in securitized debt	$1,193	$317
Transfer from residential mortgage loans to other assets	$206	$628
Transfer from investments in debt and equity of affiliates to CMBS	$320	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$92,299	$50,779
Restricted cash	41,400	32,853
Restricted cash included assets held for sale - Single-family rental properties, net	—	4,413
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$133,699	$88,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

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

The Company’s Non-Agency RMBS, CMBS and ABS portfolios are generally not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government, or are collateralized by non-U.S. mortgages and are therefore subject to credit risk.

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

Prior to December 31, 2019, the Company conducted its business through the following segments; (i) Securities and Loans and (ii) Single-Family Rental Properties. On November 15, 2019, the Company sold its portfolio of single-family rental properties ("SFR portfolio") to a third party and no longer separated its business into segments. The sale of the Company's SFR portfolio has met the criteria for discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets and the related operating results are presented as income/(loss) from discontinued operations on the consolidated statement of operations. See Note 14 for further details.

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a privately-held, SEC-registered investment

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") as a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have prohibited large gatherings, including at sporting events, movie theaters, religious services and schools. Further, many regions, including the majority of U.S. states, have implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although many of the government restrictions are in the process of being relaxed, these conditions, or some level thereof, are expected to continue over the near term and may prevail throughout 2020.

Beginning in mid-March, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. These events, in turn, resulted in declines in the value of our assets and margin calls from our repurchase agreement financing counterparties. In order to satisfy the margin calls, the Company sold a significant portion of its investments resulting in a material adverse impact on book value, earnings and financial position. The Company's book value decreased from $17.61 at December 31, 2019 to $2.63 at March 31, 2020.

In an effort to manage the Company's portfolio through this unprecedented turmoil in the financial markets and improve liquidity, the Company executed the following measures during the three months ended March 31, 2020:

•The Company reduced its investment portfolio from $4.0 billion at December 31, 2019 to $1.3 billion at March 31, 2020 through sales, directly or as a result of financing counterparty seizures.
•The Company terminated its entire portfolio of pay-fixed, receive-variable interest rate swaps, recognizing net realized losses of $(65.4) million.
•The Company reduced its outstanding financing arrangements from $3.2 billion at December 31, 2019 to $969.9 million at March 31, 2020, resulting in a decline of its overall leverage ratio from 4.1x to 3.1x.

In March, our Manager transitioned to a fully remote work force to protect the safety and well-being of the Company's personnel. The Manager's prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact.

The full impact of COVID-19 on the mortgage REIT industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or vaccination for COVID-19, (v) the impact of government interventions, and (vi) the negative impact on our borrowers, asset values and cost of capital.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the three months ended March 31, 2020 presentation, primarily in the Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the Company's SFR portfolio to discontinued operations.

The accompanying unaudited consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern. The Company conducted an extensive going concern analysis as a result of market volatility from the COVID-19 pandemic. The going concern analysis has a look-forward period of one year from the financial statement issuance date. The Company expects its current cash resources, operating cash flows, positive equity on its remaining assets, and its ability to obtain financing will be sufficient to sustain operations for a period greater than one year after the issuance of the date of this report. Management believes that the Company will have sufficient liquidity to meet its obligations, as they become due, for the next twelve months. To the extent that actual available cash differs materially from the current cash flow forecast, management has the ability to consider certain asset sales to increase the amount of available cash.

The global impact of the COVID-19 pandemic has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting stay-at-home orders and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. In the U.S., the major disruption caused by the COVID-19 pandemic brought to a halt most economic activity in most of the U.S. resulting in a significant increase in unemployment claims, caused significant volatility and declines in the public financial and credit markets and resulted in a significant decline in gross domestic product in the U.S. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. The Company believes the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition and therefore the going concern analysis.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of March 31, 2020 and December 31, 2019, the Company held $92.3 million and $81.7 million of cash and cash equivalents, respectively, of which $22.6 million and $53.2 million were cash equivalents, respectively. The Company places its cash with high credit quality institutions to reduce credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 8 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, and financing arrangements. Prior to the disposition of the Company's SFR portfolio, restricted cash also included cash deposited into accounts related to

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. See Note 1 under "COVID-19 Impact" for more detail.

Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification ("ASC") 260, "Earnings per Share," the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value is determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

The three levels of the hierarchy under ASC 820 are described below:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.
•Level 3 – Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Transfers between levels are assumed to occur at the beginning of the reporting period.

At the beginning of the first quarter of 2020, the Manager completed a data collection and analysis effort, which supported an update to its Leveling policy under ASC 820. Among the data collected and analyzed were: (i) reports from TRACE, FINRA’s Trade Reporting and Compliance Engine, that reports over-the-counter secondary market transactions in eligible fixed income securities, (ii) information from pricing vendors regarding valuation approaches and observability of market color, (iii) data points collected from discussions with industry sources, including peer firms and audit firms, and (iv) its own data from back testing vendor pricing against its own trades. After analyzing this data, the Manager concluded that there was sufficient

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
observability of market inputs used by its third-party pricing services for certain RMBS and CMBS positions previously categorized as Level 3 to meet the criteria for a Level 2 classification.

The Company considered whether the volatile market conditions related to the COVID-19 pandemic would have an impact on its Leveling policy under ASC 820, as amended on January 1, 2020. Based on due diligence, there have been no significant changes in any of the pricing services’ fair value methodologies or processes as a result of COVID-19. Additionally, despite increased price volatility and widening of bid-ask spreads, the Company does not believe the pricing services’ ability to determine fair values was adversely impacted. As a result, the Company concluded there was no migration from Level 2 to Level 3 as a result of COVID-19.

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

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value, with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which is currently impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance will have an impact on the Company's unrealized and realized gain/(loss) amounts.

Prior to the adoption of ASU 2016-13, the Company accounted for its securities under ASC 310 and ASC 325 and evaluated securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security was other-than-temporarily impaired involved judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security was less than its amortized cost at the balance sheet date, the security was considered impaired, and the impairment was designated as either "temporary" or "other-than-temporary."

When a real estate security was impaired, an OTTI was considered to have occurred if (i) the Company intended to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it was more likely than not that the Company was required to sell the security before recovery of its amortized cost basis. If the Company intended to sell the security or if it was more likely than not that the Company was required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, was recognized in earnings as a realized loss and the cost basis of the security was adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40 an OTTI was deemed to have occurred when there was an adverse change in the expected cash flows to be received and the fair value of the security was less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflected those a "market participant" would use and included observations of current information and events, and assumptions related to fluctuations in interest rates,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
prepayment speeds and the timing and amount of potential credit losses. Cash flows were discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments are reflected in the "Net realized gain/(loss)" line item on the consolidated statement of operations.

The determination as to whether an OTTI existed was subjective, given that such determination was based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constituted an accounting estimate that could change materially over time. Increases in interest income may be recognized on a security on which the Company previously recorded an OTTI charge if the performance of such security subsequently improves.

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

The Company amortizes or accretes any premium or discount over the life of the loans utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal on its loans to determine whether they are impaired. A loan or pool of loans is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Manager, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan or pool of loans is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30. Mortgage loans that are delinquent 60 or more days are considered non-performing.

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250, "Accounting Changes and Error Corrections" with the amount of periodic accretion adjusted over the remaining life of the loan. Prior to the adoption of ASU 2016-13, decreases in cash flows expected to be collected from previously projected cash flows, which included all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
changes in estimate after acquisition, could have been recognized as impairment. Increases in interest income could have been recognized on a loan on which the Company previously recorded an OTTI charge if the performance of such loan subsequently improved.

As previously stated, the Company adopted ASU 2016-13 as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was previously impacted by other than temporary impairment recorded under previous standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance will have an impact on the Company's recorded unrealized and realized gain/(loss) amounts.

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

On December 9, 2015, the Company, alongside private funds managed by Angelo Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825.

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly "Non-QM" loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the CFPB. Non-QM loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT has made an election to be treated as a real estate investment trust beginning with the 2018 tax year.

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). LOTS were formed to originate first mortgage loans to third party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing").

During Q3 2018, the Company transferred certain of its CMBS from certain of its non-wholly owned subsidiaries accounted for as an equity method investment to a consolidated entity. The Company executed this transfer in order to obtain financing on these real estate securities. As a result, there was a reclassification of these assets from the "Investments in debt and equity of affiliates" line item to the "CMBS" line item on the Company's consolidated balance sheets. In addition, the Company has also shown this reclassification as a non-cash transfer from the "Investments in debt and equity of affiliates" line item to the "CMBS" line item on its consolidated statements of cash flows.

The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheet (in thousands).

	March 31, 2020			December 31, 2019
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$342,468	$(261,093)	$81,375	$373,126	$(257,068)	$116,058
AG Arc, at fair value	18,519	—	18,519	28,546	—	28,546
Cash and Other assets/(liabilities)	20,642	(1,324)	19,318	12,953	(1,246)	11,707
Investments in debt and equity of affiliates	$381,629	$(262,417)	$119,212	$414,625	$(258,314)	$156,311
(1)Certain loans held in securitized form are presented net of non-recourse securitized debt.
(2)Within Real Estate Securities, Excess MSRs and Loans is $231.9 million and $254.3 million of fair value of Non-QM loans held in MATT at March 31, 2020 and December 31, 2019, respectively. Additionally, there is $22.7 million and $17.0 million of fair value of Land Related Financing held in LOTS at March 31, 2020 and December 31, 2019, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for Excess MSRs. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If there is a significant increase in expected cash flows over what was previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the Excess MSR’s yield over its remaining life. Prior to the adoption of ASU 2016-13, decreases in cash flows expected to be collected from previously projected cash flows, which included all cash flows originally expected to be collected by the investor plus any additional cash flows expected to be collected arising from changes in estimate after acquisition, could have been recognized as impairment. Increases in interest income could have been recognized on an Excess MSR on which the Company previously recorded an OTTI charge if the performance of such Excess MSR subsequently improved.

As previously stated, the Company adopted ASU 2016-13 as of January 1, 2020. The new guidance specifically excludes available-for-sale securities, loans and Excess MSRs measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was previously impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance will have an impact on the Company's recorded unrealized and realized gain/(loss) amounts.

Investment consolidation and transfers of financial assets

For each investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis is performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company refers to guidance in ASC 810-10, "Consolidation." In situations where the Company is the transferor of financial assets, the Company refers to the guidance in ASC 860-10 "Transfers and Servicing."

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
March 31, 2020
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
March 31, 2020
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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2019, the Company had met all margin call requirements.

On March 20, 2020, the Company notified its financing counterparties that it did not expect to be in a position to fund the anticipated volume of future margin calls under its financing arrangements in the near term as a result of market disruptions

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
created by the COVID-19 pandemic. Since March 23, 2020, the Company has received notifications of alleged events of default and deficiency notices from several of its financing counterparties. Subject to the terms of the applicable financing arrangement, if the Company fails to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may be able to demand immediate payment by the Company of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations are not paid, may be permitted to sell the financed assets and apply the proceeds to the Company's financing obligations and/or take ownership of the assets securing the Company's financing obligations. During this period of market upheaval, the Company engaged in discussions with its financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed-upon period. Subsequent to quarter end, on April 10, 2020, the Company entered into a forbearance agreement for an initial 15 day period, on April 27, 2020, a second forbearance agreement for an extended period ending on June 1, 2020, and a third forbearance agreement on June 1, 2020 for an additional period ending June 15, 2020 (collectively, the "Forbearance Agreement") with certain of its financing counterparties (the "Participating Counterparties"). Pursuant to the terms of the Forbearance Agreement, the Participating Counterparties agreed to forbear from exercising any of their right and remedies in respect of events of default and any and all other defaults under the applicable financing arrangement with the Company for the duration of the forbearance period specified in the Forbearance Agreement (the "Forbearance Period").

On June 10, 2020, the Company and the Participating Counterparties entered into a Reinstatement Agreement, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under its financing agreements with the Company (each, a “Bilateral Agreement”) and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As a result of the termination of the Forbearance Agreement and entry into the Reinstatement Agreement, default interest on the Company’s outstanding borrowings under each Bilateral Agreements will cease to accrue as of June 10, 2020 and the interest rate shall be the non-default rate of interest or pricing rate, as set forth in the applicable Bilateral Agreements, all cash margin will be applied to outstanding balances owed by the Company, and the DTC repo tracker coding for each Bilateral Agreement will be reinstated, thereby allowing principal and interest payments on the underlying collateral to flow to and be used by the Company, just as it was before the prior forbearance agreements were put in place. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the various forbearance agreements are being terminated and released. The Company also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent. Additionally, the Reinstatement Agreement provides a set of financial covenants that override and replace the financial covenants in each Bilateral Agreement and sets forth various reporting requirements from the Company to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. In connection with the negotiation and execution of the Reinstatement Agreement, the Company entered into certain amendments to the Bilateral Agreements with certain of the Participating Counterparties to reflect current market terms. In general, the amendments reflect increased haircuts and higher coupons.

On June 10, 2020, the Company also entered a separate reinstatement agreement with JPMorgan Chase Bank (the “JPM Reinstatement Agreement”) on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of the Company’s existing financing arrangements as of the date of this report.

As previously described, through the end of March and subsequent to the end of the quarter, the Company had sold certain assets in an effort to satisfy outstanding financing obligations and reduce its exposure to various counterparties. As of June 10, 2020, the Company had met all margin call requirements. Refer to Note 13 for more information on outstanding deficiencies.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk or foreign currency risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2020 and December 31, 2019, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. The Company records the daily receipt or payment of

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
variation margin associated with the Company’s centrally cleared derivative instruments on a net basis. See Note 8 for a discussion of this accounting treatment. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

U.S. Treasury securities

The Company may purchase long or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates. The Company may finance its purchase of U.S. Treasury securities with overnight repurchase agreements. The Company may borrow securities to cover short sales of U.S. Treasury securities through overnight reverse repurchase agreements, which are accounted for as borrowing transactions, and the Company recognizes an obligation to return the borrowed securities at fair value on its consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.The Company establishes haircuts to ensure the fair value of the underlying assets remain sufficient to protect the Company in the event of a default by a counterparty. Interest income and expense associated with purchases and short sales of U.S. Treasury securities are recognized in "Interest income" and "Interest expense," respectively, on the consolidated statement of operations. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in "Net realized gain/(loss)" and "Unrealized gain/(loss) on derivative and other instruments, net," respectively, on the consolidated statement of operations.

Manager compensation

The management agreement provides for payment to the Manager of a management fee. The management fee is accrued and expensed during the period for which it is earned. For a more detailed discussion on the fees payable under the management agreement, see Note 11.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

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

The dividends paid deduction for qualifying dividends to the stockholders of a REIT is computed using the Company’s taxable income/(loss) as opposed to net income/(loss) reported on the Company’s GAAP financial statements. Taxable income/(loss), generally, will differ from net income/(loss) reported on the financial statements because the determination of taxable income/(loss) is based on tax principles and not financial accounting principles.

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

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax. See Note 10 for further details.

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
March 31, 2020
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

Compensation cost related to restricted common shares and restricted stock units issued to the Company’s directors and the Manager is measured at their estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Restricted stock units granted to the Manager do not entitle the recipient the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate. The Company has elected to use the straight-line method to amortize compensation expense for restricted stock units.

Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. It requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as it currently is under the other-than temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which is currently impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance will have an impact on the Company's unrealized and realized gain/(loss) amounts. See the "Accounting for real estate securities," "Accounting for residential and commercial mortgage loans," "Accounting for excess mortgage servicing rights," and "Interest income recognition" sections above for more detail.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2020 and December 31, 2019. The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

The following table details the Company’s real estate securities portfolio as of March 31, 2020 ($ in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
Interest Only	$216,523	$(188,564)	$27,959	$13	$(4,840)	$23,132	4.10%	2.11%
Total Agency RMBS:	216,523	(188,564)	27,959	13	(4,840)	23,132	4.10%	2.11%

Credit Investments:
Non-Agency RMBS	257,907	(51,426)	206,481	9,037	(29,014)	186,504	4.74%	8.15%
Non-Agency RMBS Interest Only (2)	199,231	(199,032)	199	150	(56)	293	0.74%	NM
Total Non-Agency:	457,138	(250,458)	206,680	9,187	(29,070)	186,797	3.69%	7.28%

CMBS	163,078	(8,565)	154,513	411	(42,650)	112,274	4.23%	5.44%
CMBS Interest Only	643,084	(623,332)	19,752	3	(2,403)	17,352	0.55%	7.38%
Total CMBS:	806,162	(631,897)	174,265	414	(45,053)	129,626	1.30%	5.70%
Total Credit Investments:	1,263,300	(882,355)	380,945	9,601	(74,123)	316,423	2.01%	6.64%

Total	$1,479,823	$(1,070,919)	$408,904	$9,614	$(78,963)	$339,555	2.34%	6.33%

(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.
(2)Non-Agency RMBS Interest Only includes only two investments. The overall impact of the investments' yields on the Company's portfolio is immaterial.

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

(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

As described in Note 2, prior to the adoption of ASU 2016-13, the Company evaluated securities for OTTI on at least a quarterly basis. The determination of whether a security was other-than-temporarily impaired involved judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security was less than its amortized cost at the balance sheet date, the security was considered impaired, and the impairment was designated as either "temporary" or "other-than-temporary."

For the three months ended March 31, 2019, the Company recognized an OTTI charge of $2.4 million on its securities, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded $2.4

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
million of OTTI due to an adverse change in cash flows on certain securities where the fair values of the securities were less than their carrying amounts. Of the $2.4 million of OTTI recorded, $0.3 million related to securities where OTTI was not recognized in a prior year.

As of December 31, 2019, the unrealized losses on the remaining real estate securities were solely due to market conditions and not the credit quality of the assets. The investments in any remaining unrealized loss positions were not considered other than temporarily impaired because the Company currently had the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company was not required to sell the investments for regulatory or other reasons.

The following table details the weighted average life of our real estate securities broken out by Agency RMBS and Credit Investments as of March 31, 2020 ($ in thousands):

	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$31,654	$40,128	1.91%
Greater than one year and less than or equal to five years	23,132	27,959	4.10%	114,434	140,221	1.31%
Greater than five years and less than or equal to ten years	—	—	—	97,160	106,626	2.03%
Greater than ten years	—	—	—	73,175	93,970	5.21%
Total	$23,132	$27,959	4.10%	$316,423	$380,945	2.01%

(1)This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

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

(1)This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended March 31, 2020, the Company sold, directly or as a result of financing counterparty seizures, 229 securities for total proceeds of $2.4 billion, with an additional $12.0 million of proceeds on 6 unsettled security sales, recording realized gains of $44.7 million and realized losses of $131.0 million. For the three months ended March 31, 2019, the Company sold 26 securities for total proceeds of $213.0 million, with an additional $68.4 million of proceeds on 5 unsettled security sales, recording realized gains of $4.3 million and realized losses of $2.2 million.

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
March 31, 2020
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

The following table details certain information related to the December 2014 VIE and August 2018 VIE as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Assets
Real estate securities, at fair value:
Non-Agency	$11,190	$13,838
CMBS	2,881	94,500
Other assets	410	808
Total assets	$14,481	$109,146

Liabilities
Financing arrangements	$4,258	$70,712
Securitized debt, at fair value	5,836	7,230
Other liabilities	854	3,553
Total liabilities	$10,948	$81,495

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The holders of the consolidated tranche of the December 2014 VIE, shown within the Non-Agency line item above, have no recourse to the general credit of the Company and the Company has no obligation to provide any other explicit or implicit support to the December 2014 VIE. Except for restricted cash, shown within the Other assets line item above, assets held by the August 2018 VIE are not restricted and can be used to settle any obligations of the Company. The liabilities of the August 2018 VIE are recourse to the Company and can be satisfied with assets of the Company. The following table details certain additional information related to the December 2014 VIE as of March 31, 2020 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$6,011	$5,836	3.33%	1.29%	0.93
Retained tranche	7,680	5,354	5.30%	18.18%	6.74
Total resecuritized asset (3)	$13,691	$11,190	4.43%	9.37%	4.19

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)As of March 31, 2020, the Company has recorded secured financing of $5.8 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.
(3)As of March 31, 2020, the fair market value of the total resecuritized asset is included in the Company’s consolidated balance sheets as "Non-Agency."

The following table details certain information related to the December 2014 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$7,204	$7,230	3.46%	4.11%	1.96
Retained tranche	7,851	6,608	5.37%	18.14%	7.64
Total resecuritized asset (3)	$15,055	$13,838	4.46%	10.81%	4.92

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)As of December 31, 2019, the Company has recorded secured financing of $7.2 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.
(3)As of December 31, 2019, the fair market value of the total resecuritized asset is included in the Company’s consolidated balance sheets as "Non-Agency."

4. Loans

Residential mortgage loans

In January 2020, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $481.7 million and $450.3 million, respectively.

For the three months ended March 31, 2020, the Company sold 1 loan for total proceeds of $8.7 million, recording realized losses of $3.1 million. For the three months ended March 31, 2019, the Company sold 1 loan for total proceeds of $0.1 million, recording realized gains of $16.0 thousand.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of March 31, 2020 and December 31, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
As of	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
March 31, 2020	$951,135	$(94,637)	$856,498	$1,009	$(90,547)	$766,960	3.83%	4.58%	6.82
December 31, 2019	464,041	(55,219)	408,822	9,065	(102)	417,785	4.09%	5.72%	7.36

(1)This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details information regarding the Company’s residential mortgage loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$672,252	$819,459	$330,234	$357,678
Non-Performing	84,074	110,822	87,551	106,363
Other (1)	10,634	20,854	—	—
	$766,960	$951,135	$417,785	$464,041
(1)Represents residential mortgage loans where there was limited data regarding the underlying collateral.

As described in Note 2, prior to the adoption of ASU 2016-13, the Company evaluated loans for OTTI on at least a quarterly basis. The determination of whether a loan was other-than-temporarily impaired involved judgments and assumptions based on subjective and objective factors. When the fair value of a loan was less than its amortized cost at the balance sheet date, the loan was considered impaired, and the impairment was designated as either "temporary" or "other-than-temporary."

No OTTI was recorded for the three months ended March 31, 2019 on the Company’s residential mortgage loans.

As of March 31, 2020 and December 31, 2019, the Company had residential mortgage loans with a fair value of $35.2 million and $35.6 million, respectively, that were in the process of foreclosure, excluding any loans classified as Other above.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio as of March 31, 2020 and December 31, 2019, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	March 31, 2020	December 31, 2019
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	18%	19%
Florida	11%	11%
New York	10%	9%
New Jersey	8%	6%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three months ended March 31, 2020 and March 31, 2019, respectively (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning Balance	$168,877	$79,610
Additions	129,017	19,731
Accretion	(8,428)	(3,263)
Reclassifications from/(to) non-accretable difference	(26,012)	3,849
Disposals	(343)	(423)
Ending Balance	$263,111	$99,504

As of March 31, 2020, the Company’s residential mortgage loan portfolio was comprised of 5,718 conventional loans with individual original loan balances between $3.8 thousand and $4.0 million, excluding loans classified as Other above.

As of December 31, 2019, the Company’s residential mortgage loan portfolio was comprised of 3,413 conventional loans with individual original loan balances between $3.8 thousand and $3.4 million.

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

Upon consolidation, the Company elected the fair value option for the assets and liabilities of the August 2019 VIE in order to avoid an accounting mismatch between its assets and its liabilities and to more accurately represent the economics of its interest in the entity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," whereby the Company determines whether the fair value of the assets or liabilities of the August 2019 VIE is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the August 2019 VIE are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table details certain information related to the assets and liabilities of the August 2019 VIE as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Assets
Residential mortgage loans, at fair value	$214,176	$255,171
Other assets	870	898
Total assets	$215,046	$256,069

Liabilities
Financing arrangements	$24,578	$24,584
Securitized debt, at fair value	191,346	217,118
Other liabilities	580	596
Total liabilities	$216,504	$242,298

The following table details certain information related the August 2019 VIE as of March 31, 2020 and December 31, 2019 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
March 31, 2020	Residential mortgage loans (2)	$258,424	$214,176	4.03%	4.73%	6.90
	Securitized debt (3)	211,749	191,346	2.92%	2.80%	5.00
December 31, 2019	Residential mortgage loans (2)	263,956	255,171	3.96%	5.11%	7.66
	Securitized debt (3)	217,455	217,118	2.92%	2.86%	5.00

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)This represents all loans contributed to the August 2019 VIE.
(3)As of March 31, 2020 and December 31, 2019, the Company has recorded secured financing of $191.3 million and $217.1 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the August 2019 VIE.

On May 28, 2020, the Company entered into a Mortgage Loan Purchase and Sale Agreement (the "MLPSA"). The MLPSA provided for the sale by the Company of residential mortgage loans (the "Loan Sale") with an approximate unpaid principal balance of $465 million for net proceeds of approximately $383 million. The closing of the Loan Sale occurred on May 28, 2020.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table presents detail on the Company’s commercial loan portfolio on March 31, 2020 ($ in thousands).

						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (7)	Location	Collateral Type
Loan G (8)	$52,089	$—	$52,089	$(4,226)	$47,863	5.76%	5.76%	1.46	July 9, 2020	July 9, 2022	CA	Condo, Retail, Hotel
Loan H (8)(9)	36,000	—	36,000	(1,800)	34,200	4.71%	4.71%	0.19	March 9, 2019	June 9, 2020	AZ	Office
Loan I (10)	14,646	(181)	14,465	(819)	13,646	11.51%	12.85%	2.05	February 9, 2021	February 9, 2023	MN	Office, Retail
Loan J (8)	5,220	—	5,220	(1,500)	3,720	6.23%	6.23%	2.20	January 1, 2023	January 1, 2024	NY	Hotel, Retail
Loan K (11)	11,172	—	11,172	(1,000)	10,172	10.59%	11.74%	0.93	May 22, 2021	February 22, 2024	NY	Hotel, Retail
Loan L (11)	51,000	(538)	50,462	(2,012)	48,450	5.41%	5.75%	4.37	July 22, 2022	July 22, 2024	IL	Hotel, Retail
	$170,127	$(719)	$169,408	$(11,357)	$158,051	6.26%	6.53%	2.11

(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Refer to Note 13 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of March 31, 2020.
(3)Pricing is reflective of marks on unfunded commitments.
(4)Each commercial loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan G, Loan H, and Loan J are first mortgage loans.
(9)Subsequent to quarter end, Loan H was sold.
(10)Loan I is a mezzanine loan.
(11)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table presents detail on the Company’s commercial loan portfolio on December 31, 2019 ($ in thousands).

						Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location	Collateral Type
Loan G (6)	$45,856	$—	$45,856	$—	$45,856	6.46%	6.46%	0.53	July 9, 2020	July 9, 2022	CA	Condo, Retail, Hotel
Loan H (6)	36,000	—	36,000	—	36,000	5.49%	5.49%	0.19	March 9, 2019	June 9, 2020	AZ	Office
Loan I (7)	11,992	(184)	11,808	184	11,992	12.21%	14.51%	1.04	February 9, 2021	February 9, 2023	MN	Office, Retail
Loan J (6)	4,674	—	4,674	—	4,674	6.36%	6.36%	2.12	January 1, 2023	January 1, 2024	NY	Hotel, Retail
Loan K (8)	9,164	—	9,164	—	9,164	10.71%	11.86%	1.72	May 22, 2021	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(502)	50,498	502	51,000	6.16%	6.50%	4.63	July 22, 2022	July 22, 2024	IL	Hotel, Retail
	$158,686	$(686)	$158,000	$686	$158,686	6.82%	7.17%	1.92

(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment has a variable coupon rate.
(3)Yield includes any exit fees.
(4)Actual maturities of commercial mortgage loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.
(5)Represents the maturity date of the last possible extension option.
(6)Loan G, Loan H, and Loan J are first mortgage loans.
(7)Loan I is a mezzanine loan.
(8)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

During the three months ended March 31, 2020 and March 31, 2019, the Company recorded a de minimis amount of discount accretion on its commercial loans.

5. Excess MSRs

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s Excess MSR portfolio on March 31, 2020 ($ in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$2,705,568	$18,503	$20	$(4,570)	$13,953	4.74%	6.33
Credit Excess MSRs	33,296	172	1	(60)	113	25.75%	7.29
Total Excess MSRs	$2,738,864	$18,675	$21	$(4,630)	$14,066	4.91%	6.34

(1)This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities.  Maturities are affected by prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

(1)This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities.  Maturities are affected by prepayments of principal.

As described in Note 2, prior to the adoption of ASU 2016-13, the Company evaluated Excess MSRs for OTTI on at least a quarterly basis. The determination of whether an Excess MSR was other-than-temporarily impaired involved judgments and assumptions based on subjective and objective factors. When the fair value of an Excess MSR was less than its amortized cost at the balance sheet date, the Excess MSR was considered impaired, and the impairment was designated as either "temporary" or "other-than-temporary. For the three months ended March 31, 2019, the Company recognized an OTTI charge of $0.6 million on its Excess MSRs, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Of the $0.6 million of OTTI recorded for the three months ended March 31, 2019, $0.1 million was related to Excess MSRs where OTTI was not recognized in a prior year.
6. Fair value measurements

As described in Note 2, the fair value of financial instruments that are recorded at fair value is determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using independent data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

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

The daily exchange of variation margin associated with a CCCH centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. The carrying amount of centrally cleared

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 for more information.

In determining the fair value of the Company's mortgage loans and securitized debt relating to the August 2019 VIE, the Company considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity (considering mortgage insurance). Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans.

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

In December 2015, the Company, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home. The Company invests in Arc Home through AG Arc. In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of residential mortgages. Through this subsidiary, Arc Home originates conforming, Government, Jumbo, Non-QM, and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers.

Refer to Note 2 for more information on changes regarding the Company's leveling policy.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
Interest Only	$—	$23,132	$—	$23,132
Credit Investments:
Non-Agency RMBS	—	180,971	5,533	186,504
Non-Agency RMBS Interest Only	—	293	—	293
CMBS	—	112,274	—	112,274
CMBS Interest Only	—	17,352	—	17,352
Residential mortgage loans	—	—	766,960	766,960
Commercial loans	—	—	158,051	158,051
Excess mortgage servicing rights	—	—	14,066	14,066
Cash equivalents (1)	22,605	—	—	22,605
Derivative assets	—	2,745	—	2,745
AG Arc (1)	—	—	18,519	18,519
Total Assets Measured at Fair Value	$22,605	$336,767	$963,129	$1,322,501

Liabilities:
Securitized debt	$—	$(5,836)	$(191,346)	$(197,182)
Derivative liabilities	(155)	(2,193)	—	(2,348)
Total Liabilities Measured at Fair Value	$(155)	$(8,029)	$(191,346)	$(199,530)
(1)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents and AG Arc.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

(1)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents and AG Arc.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2020 and March 31, 2019.

Refer to the tables below for details on transfers between the Level 3 and Level 2 categories under ASC 820. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency and updates to the Company's leveling policy, which are detailed in Note 2. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended
March 31, 2020
(in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$630,115	$1,074	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	(210,709)	(1,074)	(170,816)	(22,054)	—	—	—	—	7,230
Purchases/Transfers	1,559	—	3,540	—	479,195	11,441	—	—	—
Transfers from Investments in Debt and Equity of Affiliates	—	—	—	—	—	—	—	—	—
Proceeds from sales of assets and seizures of assets	(362,131)	—	(148,111)	(21,996)	(8,679)	—	—	—	—
Proceeds from settlement	(9,710)	—	(9,367)	—	(22,674)	—	—	—	5,706
Total net gains/(losses) (2)
Included in net income	(43,591)	—	(41,812)	(3,942)	(98,667)	(12,076)	(3,709)	(10,027)	20,066
Ending Balance	$5,533	$—	$—	$—	$766,960	$158,051	$14,066	$18,519	$(191,346)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2020 (3)	$(554)	$—	$—	$—	$(95,655)	$(12,076)	$(3,701)	$(10,027)	$20,066
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended March 31, 2020, the Company transferred 50 Non-Agency RMBS securities, 2 Non-Agency RMBS Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities and 1 securitized debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. During the three months ended March 31, 2020, the Company transferred 1 securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Refer to Note 2 for more information on changes regarding the Company's leveling policy.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(145,817)
Unrealized gain/(loss) on derivative and other instruments, net	16,357
Net realized gain/(loss)	(54,271)
Equity in earnings/(loss) from affiliates	(10,027)
Total	$(193,758)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$(108,285)
Unrealized gain/(loss) on derivative and other instruments, net	16,365
Equity in earnings/(loss) from affiliates	(10,027)
Total	$(101,947)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

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
March 31, 2020
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at March 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	7.25% - 9.39% (8.87%)
Non-Agency RMBS	$4,262	Discounted Cash Flow	Projected Collateral Prepayments	6.42% - 6.55% (6.52%)
			Projected Collateral Losses	2.70% - 5.06% (4.49%)
			Projected Collateral Severities	-3.48% - 23.23% (2.93%)
	$1,271	Consensus Pricing	Offered Quotes	85.27 - 85.27 (85.27)
			Yield	6.00% - 10.00% (6.46%)
Residential Mortgage Loans	$756,325	Discounted Cash Flow	Projected Collateral Prepayments	5.38% - 9.90% (7.88%)
			Projected Collateral Losses	1.48% - 6.41% (3.11%)
			Projected Collateral Severities	-11.21% - 99.14% (29.80%)
	$7,885	Consensus Pricing	Offered Quotes	13.37 - 100.96 (78.67)
	$2,750	Recent Transaction	Cost	N/A
			Yield	7.22% - 16.76% (10.04%)
Commercial Loans	$158,051	Discounted Cash Flow	Credit Spread	640 bps - 1,490 bps (890 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.83% (9.26%)
	$13,952		Projected Collateral Prepayments	11.96% - 17.27% (14.70%)
	$114	Consensus Pricing	Offered Quotes	0.00 - 0.34 (0.34)
AG Arc	$18,519	Comparable Multiple	Book Value Multiple	0.9x - 0.9x (0.9x)

Liability Class	Fair Value at March 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.69% - 9.25% (4.65%)
Securitized debt	$(191,346)	Discounted Cash Flow	Projected Collateral Prepayments	8.79% - 8.79% (8.79%)
			Projected Collateral Losses	2.48% - 2.48% (2.48%)
			Projected Collateral Severities	24.99% - 24.99% (24.99%)
 (1) Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

Asset Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.71% - 100.00% (5.99%)
Non-Agency RMBS	$625,537	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (14.60%)
			Projected Collateral Losses	0.00% - 100.00% (2.93%)
			Projected Collateral Severities	0.00% - 100.00% (21.37%)
	$4,578	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	27.50% - 27.50% (27.50%)
Non-Agency RMBS Interest Only	$1,074	Discounted Cash Flow	Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	35.00% - 35.00% (35.00%)
			Yield	0.00% - 13.89% (6.33%)
CMBS	$366,566	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	-2.57% - 9.86% (4.19%)
CMBS Interest Only	$47,992	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.93%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	4.00% - 8.25% (4.81%)
Residential Mortgage Loans	$364,107	Discounted Cash Flow	Projected Collateral Prepayments	4.81% - 9.04% (7.78%)
			Projected Collateral Losses	1.64% - 4.94% (2.36%)
			Projected Collateral Severities	-7.32% - 36.91% (23.15%)
	$53,678	Recent Transaction	Cost	N/A
			Yield	6.16% - 10.76% (6.86%)
Commercial Loans	$60,164	Discounted Cash Flow	Credit Spread	440 bps - 900 bps (510 bps)
			Recovery Percentage (1)	100.00% - 100.00% (100.00%)
	$98,522	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights			Yield	8.50% - 11.60% (9.20%)
	$17,633	Discounted Cash Flow	Projected Collateral Prepayments	9.35% - 16.90% (12.36%)
	$142	Consensus Pricing	Offered Quotes	0.01 - 0.40 (0.40)
AG Arc	$28,546	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.98% - 4.70% (3.54%)
Securitized debt	$(72,415)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.04% (10.04%)
			Projected Collateral Losses	2.04% - 3.50% (2.19%)
			Projected Collateral Severities	20.13% - 45.00% (22.61%)
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
March 31, 2020
may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

7. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of March 31, 2020 and December 31, 2019 (in thousands).

	March 31, 2020	December 31, 2019
Repurchase agreements	$444,886	$3,121,966
Revolving facilities (1)	524,971	111,502
Financing arrangements, net	$969,857	$3,233,468
(1)Increasing the Company's borrowing capacity under the Company's revolving facilities requires consent of the lenders.

During the quarter ended March 31, 2020, the Company completed the sale of its 30 Year Fixed Rate Agency securities and sold additional assets in an effort to satisfy outstanding financing obligations, to weather the economic and market instability and to reduce its exposure to various financing counterparties.

In March 2020, the Company began engaging in discussions with its financing counterparties with regard to entering into forbearance agreements pursuant to which each participating counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed-upon period. Pursuant to the terms of the Forbearance Agreement, the Participating Counterparties agreed to forbear from exercising any of their rights and remedies in respect of events of default and any and all other defaults under the applicable financing arrangement with the Company for the duration of the Forbearance Period.

As described above, on June 10, 2020, the Company and the Participating Counterparties entered into a Reinstatement Agreement, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under its financing agreements with the Company and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. For additional information related to the Forbearance Agreement and the Reinstatement Agreement, see Note 2 under "Financing Arrangements."

Repurchase agreements

A vast majority of the Company's financing arrangements have historically been effectuated through repurchase agreements. The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The Company calculates haircuts disclosed in the tables below by dividing the equity on each borrowing by the current fair value of each investment. Repurchase agreements are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in the form of cash in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
collateral. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us.

As of March 31, 2020, the Company had received notifications from several of its financing counterparties of alleged events of default under their repurchase agreements, and of those counterparties' intentions to accelerate the Company's performance obligations under the relevant agreements due to the Company's inability to meet certain margin calls as a result of market disruptions created by the COVID-19 pandemic. As discussed above, until a formal agreement was reached, the Company negotiated with its financing counterparties regarding the lenders' forbearance from exercising their rights and remedies under their applicable repurchase agreements. While as of March 31, 2020 certain lenders had accelerated the Company's obligations under their applicable repurchase agreements, upon execution of the Reinstatement Agreement, the terms of the Bilateral Agreements were reinstated, including the maturity dates of the repurchase agreements. As a result, the Company has not presented the maturity of its financing arrangements as of March 31, 2020 in the tables below. Additionally, due to declines in the fair value of the Company’s portfolio, certain haircuts were negative as of March 31, 2020. Subsequent to quarter end, as a result of asset sales and delevering, the Company had positive equity in its investments and positive haircuts. As of June 10, 2020, the Company had met all margin calls related to its repurchase agreements. Refer to Note 13 for more information on outstanding deficiencies.

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of March 31, 2020 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Total / Weighted Average	$312,322	2.27%	(0.6)%	$327,437	$387,055	$1,974

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of March 31, 2020 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged
	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Total / Weighted Average	$129,194	2.63%	2.99%	7.0%	$140,633	$157,678	$754

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding commercial loans pledged as collateral as of March 31, 2020 ($ in thousands):

	Repurchase Agreements				Commercial Loans Pledged
	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Total / Weighted Average	$3,370	3.76%	5.13%	9.4%	$3,720	$5,220	$28

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

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 8 for details on collateral posted/received against certain derivatives. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on March 31, 2020 and December 31, 2019, broken out by investment type (in thousands):

	March 31, 2020	December 31, 2019
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$23,132	$2,231,933
Non-Agency RMBS	165,605	682,828
CMBS	126,042	413,922
Residential Mortgage Loans	140,633	171,224
Commercial Loans	3,720	4,674
Cash pledged (i.e., restricted cash) under repurchase agreements	33,468	11,565
Fair Value of unsettled trades pledged as collateral under repurchase agreements	12,658	—
Total collateral pledged under repurchase agreements	$505,258	$3,516,146

The following table presents the fair value of collateral posted to us under repurchase agreements by lenders (in thousands):

	March 31, 2020	December 31, 2019
Fair Value of investments posted to us under repurchase agreements:
U.S. Treasury Securities	$—	$1,083
Total collateral posted to us under repurchase agreements	$—	$1,083

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table presents information with respect to the Company’s total borrowings under repurchase agreements on March 31, 2020 and December 31, 2019, broken out by investment type (in thousands):

	March 31, 2020	December 31, 2019
Repurchase agreements secured by investments:
Agency RMBS	$21,522	$2,109,278
Non-Agency RMBS	160,791	565,450
CMBS	130,009	312,627
Residential Mortgage Loans	129,194	131,594
Commercial Loans	3,370	3,017
Gross Liability for repurchase agreements	$444,886	$3,121,966

The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
March 31, 2020	$444,886	$—	$444,886	$444,886	$—	$—
December 31, 2019	3,121,966	—	3,121,966	3,121,966	—	—

Revolving facilities

The following table presents information regarding the Company's revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of March 31, 2020 and December 31, 2019 ($ in thousands).

			March 31, 2020					December 31, 2019
Facility (1)(2)(3)	Investment	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Revolving facility B	Residential mortgage loans	June 28, 2021	3.61%	3.61%	$20,627	$26,607	$110,000	3.80%	3.80%	$21,546	$27,476
Revolving facility C	Commercial loans	August 10, 2023	2.80%	3.05%	94,007	130,513	100,000	3.85%	4.01%	89,956	132,856
Revolving facility G	Residential mortgage loans	January 26, 2021	3.16%	3.26%	410,337	396,365	440,000	—	—	—	—
Total revolving facilities					$524,971	$553,485	$650,000			$111,502	$160,332
(1)All revolving facilities listed above are interest only until maturity.
(2)Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Increasing the Company's borrowing capacity under this facility requires consent of the lender.

In June 2018, AG MIT WFB1 2014 LLC ("AG MIT WFB1"), a subsidiary of the Company, entered into Amendments Seven and Eight of the Master Repurchase Agreement and Securities Contract (as amended, the "WFB1 Repurchase Agreement" or "Revolving facility B") with Wells Fargo to finance the ownership and acquisition of certain pools of residential mortgage loans. In July 2019, AG MIT WFB1 entered into the Third Amended and Restated Fee and Pricing Letter, which provides for a funding period ending June 26, 2020 and a facility termination date of June 28, 2021. Subsequent to quarter end, Revolving facility B was paid off.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

In January 2020, GCAT 2020-23A, LLC and GCAT 2020-23B, LLC, both subsidiaries of the Company, entered into a Master Repurchase Agreement with Bank of America (the "BofA Repurchase Agreement" or "Revolving facility G") to finance certain residential loans. As a result of the previously discussed Loan Sale, which settled on May 28, 2020, Revolving facility G was paid off.

Financing arrangements

The Company continues to take steps to manage and de-lever its portfolio. Through asset sales and related repurchase financing paydowns and pay-offs, the Company has reduced its exposure to various counterparties, bringing the total number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 18 as of March 31, 2020. Subsequent to quarter end, the Company further reduced its total number of financing counterparties to 5.

At March 31, 2020, the Company did not have equity exposure to any single counterparty in an amount in excess of 5% of stockholders' equity, excluding stockholders’ equity at risk under financing through affiliated entities.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
8. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Other assets
Interest receivable	$5,622	$13,548
Receivable on unsettled trades - $12,658 and $0 pledged as collateral, respectively	12,007	—
Derivative assets, at fair value	2,745	2,282
Other assets	4,539	4,378
Due from broker	2,180	1,697
Total Other assets	$27,093	$21,905

Other liabilities
Interest payable	$3,484	$10,941
Derivative liabilities, at fair value	2,348	411
Due to affiliates	6,673	5,226
Accrued expenses	3,267	6,175
Deficiencies payable (1)	16,425	—
Taxes payable	—	815
Due to broker	69	1,107
Total Other liabilities	$32,266	$24,675
(1)Refer to Note 13 for more information.

Derivative assets and liabilities

The Company’s derivatives may include interest rate swaps ("swaps"), TBAs, and swaption contracts. They may also include Eurodollar Futures, U.S. Treasury Futures, British Pound Futures, and Euro Futures (collectively, "Futures"). Derivatives have not been designated as hedging instruments. The Company uses these derivatives and may also utilize other instruments to manage interest rate risk, including long and short positions in U.S. Treasury securities. The Company uses foreign currency forward contracts to manage foreign currency risk and to protect the value or to fix the amount of certain investments or cash flows in terms of U.S. dollars.

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

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the
"Restricted cash" line item in the consolidated balance sheets. The daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. The carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period. Non-exchange traded derivatives were not affected by these legal interpretations and continue to be reported at fair value including accrued interest.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
On March 23, 2020, in an effort to prudently manage its portfolio through unprecedented market volatility resulting from the COVID-19 pandemic and preserve long-term stockholder value, the Company sold its 30 Year Fixed Rate Agency securities, its most interest rate sensitive assets.

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at March 31, 2020 and December 31, 2019 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	March 31, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$—	$199
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	—	(411)
Payer Swaptions	Non-Hedge	Other assets	5	2,083
TBAs	Non-Hedge	Other assets	2,740	—
TBAs	Non-Hedge	Other liabilities	(2,348)	—

(1)As of March 31, 2020, the Company applied a fair value reduction of $28.1 thousand and $0.2 million to its Euro Futures assets and British Pounds Futures liabilities, respectively, related to variation margin. As of December 31, 2019, the Company applied a fair value reduction of $19.7 thousand and $0.1 million to its Euro Futures liabilities and British Pound Futures liabilities, respectively, related to variation margin.
(2)The Company did not hold any interest rate swap assets or liabilities as of March 31, 2020. As of December 31, 2019, the Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	March 31, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$—	$1,848,750
Payer Swaptions	USD	350,000	650,000
Short positions on British Pound Futures (1)	GBP	7,563	6,563
Short positions on Euro Futures (2)	EUR	1,625	1,500
(1)Each British Pound Future contract embodies £62,500 of notional value.
(2)Each Euro Future contract embodies €125,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$(11,588)	$(10,662)
Eurodollar Futures	—	1,034
Swaptions	(692)	(518)
U.S. Treasury Futures	—	(145)
British Pound Futures	(53)	—
Euro Futures	48	—
TBAs	392	893
U.S. Treasuries	—	82
	(11,893)	(9,316)

Included within Net realized gain/(loss)
Interest Rate Swaps	(65,368)	(17,542)
Eurodollar Futures	—	(1,240)
Swaptions	(1,386)	(634)
U.S. Treasury Futures	—	69
British Pound Futures	664	—
Euro Futures	2	—
TBAs	4,218	(356)
U.S. Treasuries	—	(73)
	(61,870)	(19,776)
Total income/(loss)	$(73,763)	$(29,092)

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of March 31, 2020 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description (1)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets
Interest Rate Swaptions	$5	$—	$5	$—	$—	$5
TBAs	2,740	—	2,740	—	—	2,740
Total Derivative Assets	$2,745	$—	$2,745	$—	$—	$2,745

Derivative Liabilities
TBAs	$(2,348)	$—	$(2,348)	$—	$(2,348)	$—
Total Derivative Liabilities	$(2,348)	$—	$(2,348)	$—	$(2,348)	$—
(1)As of March 31, 2020, the Company applied a fair value reduction $28.1 thousand and $0.2 million to its Euro Futures assets and British Pounds Futures liabilities, respectively, related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
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

(1)The Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin. The Company applied a reduction in fair value of $19.7 thousand and $0.1 million to its Euro Futures liabilities and British Pound Futures liabilities, respectively, related to variation margin.
(2)Included in Other assets on the consolidated balance sheet is $4.1 million less accrued interest of $(1.8) million for a total of $2.3 million.
(3)Included in Other liabilities on the consolidated balance sheet is $1.0 million less accrued interest of $(1.4) million for a total of $(0.4) million.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of March 31, 2020, the Company pledged no real estate securities and cash of $0.3 million as collateral against certain derivatives. Of the $0.3 million of cash pledged as collateral against certain derivatives, $(0.1) million represents amounts related to variation margin. The Company’s counterparties posted a de minimis amount of cash as collateral against certain derivatives. As of December 31, 2019, the Company pledged real estate securities with a fair value of $3.0 million and cash of $32.1 million as collateral against certain derivatives. Of the $32.1 million of cash pledged as collateral against certain derivatives, $8.5 million represents amounts related to variation margin. The Company’s counterparties posted a de minimis amount of cash as collateral against certain derivatives.

Interest rate swaps

To help mitigate exposure to increases in interest rates, the Company may use currently-paying and forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement hedges the Company's exposure to higher interest rates because the variable-rate payments received on the swap agreements largely offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

During the quarter ended March 31, 2020, the Company sold its interest rate sensitive assets. As a result, the Company did not hold any interest rate swap positions as of March 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

As of December 31, 2019, the Company’s interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2019 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	1.91%	0.20
2022	743,000	1.64%	1.91%	2.68
2023	5,750	3.19%	1.91%	3.85
2024	650,000	1.52%	1.90%	4.80
2026	180,000	1.50%	1.89%	6.70
2029	165,000	1.77%	1.94%	9.85
Total/Wtd Avg	$1,848,750	1.60%	1.91%	4.32

TBAs

As discussed in Note 2, the Company has entered into TBAs. The following table presents information about the Company’s TBAs for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
March 31, 2020	TBAs - Long	$—	$728,000	$(728,000)	$—	$—	$392	$2,740	$(2,348)

March 31, 2019	TBAs - Long	$—	$657,000	$(532,000)	$125,000	$126,680	$(125,713)	$1,922	$(1,025)
	TBAs - Short	$—	$185,000	$(185,000)	$—	$—	$—	$—	$—

9. Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted average shares of the Company’s common stock outstanding for that period that participate in the Company’s common dividends. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

As of March 31, 2020 and March 31, 2019, the Company’s unvested restricted stock units were as follows:

	March 31, 2020	March 31, 2019
Unvested restricted stock units previously granted to the Manager	20,009	40,007

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2020 and March 31, 2019 (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net Income/(Loss) from Continuing Operations	$(485,017)	$30,189
Dividends on preferred stock	5,667	3,367
Net income/(loss) from continuing operations available to common stockholders	$(490,684)	$26,822
Net Income/(Loss) from Discontinued Operations	—	(1,034)
Net income/(loss) available to common stockholders	$(490,684)	$25,788

Denominator:
Basic weighted average common shares outstanding	32,749	30,551
Dilutive effect of restricted stock units (1)	—	30
Diluted weighted average common shares outstanding	32,749	30,581

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(14.98)	$0.87
Discontinued Operations	—	(0.03)
Total Earnings/(Loss) Per Share of Common Stock	$(14.98)	$0.84

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(14.98)	$0.87
Discontinued Operations	—	(0.03)
Total Earnings/(Loss) Per Share of Common Stock	$(14.98)	$0.84
(1) Manager restricted stock units of 17.6 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three months ended March 31, 2020.

On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common stock dividend that normally would have been declared in March 2020 and the preferred stock dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic. Based on current circumstances, it is the Company's intention to suspend quarterly dividends on common and preferred stock for the foreseeable future. Refer to Note 12 for more information on the Company's preferred stock.

The following tables detail the Company's common stock dividends during the three months ended March 31, 2019:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
The following tables detail the Company's preferred stock dividends during the three months ended March 31, 2020 and March 31, 2019.

2020
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2020	2/28/2020	3/17/2020	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2020	2/28/2020	3/17/2020	$0.50

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.000% Series C	2/14/2020	2/28/2020	3/17/2020	$0.50

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50

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

For the three months ended March 31, 2020 and March 31, 2019, the Company recorded excise tax expense of $(0.8) million and $0.1 million, respectively. The reversal of the previously accrued excise tax expense is a result of losses resulting from market conditions associated with the COVID-19 pandemic. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2020 or March 31, 2019. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

11. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of March 31, 2020 and December 31, 2019, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred management fees of approximately $2.1 million and $2.3 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the management fee for Q1 2020 through September 30, 2020, or such other time as the Company and the Manager agree.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2020 and December 31, 2019, no event of termination of the management agreement had occurred.

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
March 31, 2020
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

Of the $2.3 million and $3.8 million of Other operating expenses for the three months ended March 31, 2020 and March 31, 2019, respectively, the Company has incurred $2.0 million in both periods representing a reimbursement of expenses.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the reimbursement of expenses for Q1 2020 through September 30, 2020, or such other time as the Company and the Manager agree.

Subordinated debt

On April 10, 2020, in connection with the first Forbearance Agreement, the Company issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to the Company. Additionally, on April 27, 2020, in connection with the second Forbearance Agreement, the Company and the Manager entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to the Company. The $10 million loan made by the Manager on April 10, 2020 is payable on March 31, 2021, and the $10 million loan made on April 27, 2020 is payable on July 27, 2020. The unpaid balance of the Note accrues interest at a rate of 6.0% per annum. Interest on the Note is payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note.

The Manager has agreed to subordinate the obligations of the Company with respect to the Note and liens held by the Manager for the security of the performance of the Company's obligations under the Note to the Company's obligations to the Participating Counterparties and to the secured promissory note payable to RBC further discussed in Note 13.

Restricted stock grants

Pursuant to the Company’s Manager Equity Incentive Plan and the Equity Incentive Plan adopted on July 6, 2011, the Company can award up to 277,500 shares of its common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to the directors, officers, advisors, consultants and other personnel of the Company and to the Manager. As of March 31, 2020, 11,456 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2020, the Company has granted an aggregate of 105,794 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of March 31, 2020, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 99,991 restricted stock units granted to the Company’s Manager have vested. The 20,009 restricted stock units that have not vested as of March 31, 2020 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued when the units vest on July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Director compensation

Beginning in 2018, the Company began paying a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board. Beginning in 2019, the Company increased the annual fee paid to the lead independent director from $15,000 to $25,000. On March 25, 2020, the Company's Board of Directors decreased from 5 independent directors to 4 independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of March 31, 2020 and December 31, 2019.

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

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of March 31, 2020 and December 31, 2019.

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

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of March 31, 2020 and December 31, 2019, these Excess MSRs had fair value of approximately $14.5 million and $18.2 million, respectively.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 and by $5.0 million to $105.0 million on August 23, 2019 with amendments to the MATH LLC Agreement. As of March 31, 2020, the Company’s share of MATH’s total capital commitment to MATT was $46.8 million, of which the Company had funded $44.6 million, and the Company's remaining commitment was $2.2 million (net of any return of capital to the Company). The Company has an approximate 44.6% interest in MATH. Subsequent to quarter end, the financing arrangements within MATT were restructured and the previously mentioned commitment was removed. See Note 15 for additional details.

On May 15, 2019 and November 14, 2019, the Company, alongside private funds under the management of Angelo Gordon and a third party, entered into the LOTS I and LOTS II Agreements, respectively, which requires the Company to fund various commitments to LOTS in connection with the origination of Land Related Financing. As of March 31, 2020, the Company’s total capital commitment to LOTS was $45.0 million, of which the Company has funded $22.7 million, and the Company's remaining commitment was $22.3 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and non-QM loans, the Company may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its non-QM loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for its Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the three months ended March 31, 2020 and March 31, 2019, the fees paid by the Company to the Asset Manager totaled $0.3 million and $0.1 million, respectively. In connection with the Forbearance Agreement, the Company is deferring all fees paid to the Asset Manager. For the three months ended March 31, 2020, the Company deferred $0.1 million of fees owed to the Asset Manager.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three months ended March 31, 2020 and March 31, 2019, the administrative fees paid by the Company to Arc Home totaled $0.1 million for both periods.

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

In March 2019, in accordance with the Company’s Affiliated Transactions Policy, the Company executed one trade whereby the Company acquired a real estate security from an affiliate of the Manager (the "March 2019 Selling Affiliate"). As of the date of the trade, the security acquired from the March 2019 Selling Affiliate had a total fair value of $0.9 million. The March 2019 Selling Affiliate sold the real estate security through a BWIC (Bids Wanted in Competition). Prior to the submission of the BWIC by the March 2019 Selling Affiliate, the Company submitted its bid for the real estate security to the March 2019 Selling Affiliate. The pre-submission of the Company's bid allowed the Company to confirm third-party market pricing and best execution.

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
March 31, 2020
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

In February 2020, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $348.2 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $26.6 million as of March 31, 2020. The Company has a 44.6% interest in the retained subordinate tranches.

12. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of March 31, 2020, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Concurrently with the IPO in 2011, the Company completed a private placement of 3,205,000 units at $20.00 per share to a limited number of investors qualifying as "accredited investors" under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one share of common stock ("private placement share") and a warrant ("private placement warrant") to purchase 0.50 of a share of common stock. Each private placement warrant had an exercise price of $20.50 per share (as adjusted for reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions) and expired on July 6, 2018. No warrants were exercised in 2018 through the expiration date on July 6, 2018.

The Company’s Series A and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A and Series B Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A and Series B Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00% per annum on the Series A and Series B Preferred Stock, respectively, of the $25.00 per share liquidation preference before holders of the common stock are entitled to receive any dividends. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. The Company's Series A and Series B Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Company's Series A and Series B Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Company's Series A and Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Company's Series A and Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of the Company's Series A and Series B Preferred Stock whose terms are being changed. As of March 31, 2020, the Company had declared all required quarterly dividends on the Company’s Series A and Series B Preferred Stock.

On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock and 8.00% Series B Cumulative Redeemable Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, in order to conserve capital

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
and improve its liquidity position during the market volatility due to the COVID-19 pandemic. Based on current circumstances, it is the Company's intention to suspend quarterly dividends on common and preferred stock for the foreseeable future.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2020 and March 31, 2019, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. For the three months ended March 31, 2020, the Company did not sell any shares of common stock under the Equity Distribution Agreements. For the three months ended March 31, 2019, the Company sold 503.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. As of March 31, 2020 the Company has sold approximately 1.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $26.6 million.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' exercise of their over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

On September 17, 2019, the Company completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option with a liquidation preference of $25.00 per share. The Company received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, will be equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of the Company's Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. The Series C Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Series C Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series C Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Series C Preferred

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of the Series C Preferred Stock whose terms are being changed. As of March 31, 2020, the Company had declared all required quarterly dividends on the Company’s Series C Preferred Stock. On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its Series C Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic. Based on current circumstances, it is the Company's intention to suspend quarterly dividends on common and preferred stock for the foreseeable future.

13. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, other than as set forth below, the Company was not involved in any material legal proceedings.

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York. On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed in a Form 8-K filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. As of March 31, 2020, the Company had determined that a material loss was probable and a loss contingency of $7.0 million was established as of that date. The Company has recognized this liability in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Subsequent to quarter end, the Company repaid the secured promissory note due to RBC in full.

As of March 31, 2020, the Company has also recorded a loss of $9.4 million related to deficiencies asserted by another counterparty that has been settled as of the date of issuance of these financial statements. The Company has recognized this liability in the "Net realized gain/(loss)" line item on the consolidated statement of operations.

The Company also has certain disputes with counterparties that remain unsettled as of the date of issuance of these financial statements. As of March 31, 2020, the Company determined that additional liabilities related to financing counterparty seizures were probable of being asserted; however, as of March 31, 2020, the amount could not be reasonably estimated.

The below table details the Company's outstanding commitments as of March 31, 2020 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)(b)	March 29, 2018	$46,820	$44,590	$2,230
Commercial loan G (c)	July 26, 2018	84,515	52,089	32,426
Commercial loan I (c)	January 23, 2019	20,000	14,646	5,354
Commercial loan J (c)	February 11, 2019	30,000	5,220	24,780
Commercial loan K (c)	February 22, 2019	20,000	11,172	8,828
LOTS (a)	Various	44,995	22,655	22,340
Total		$246,330	$150,372	$95,958

(a)Refer to Note 11 "Investments in debt and equity of affiliates" for more information regarding MATH and LOTS.
(b)Subsequent to quarter end, the financing arrangement in this entity was restructured and the Company no longer needs to fund the remaining commitment. See Note 15 for additional details.
(c)The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
14. Discontinued Operations and Assets and Liabilities Held for Sale

In November 2019, the Company signed a purchase and sale agreement whereby it agreed to sell its portfolio of single-family rental properties to a third party at a price of approximately $137 million as the portfolio was under-performing. The Company recognized a gain of $0.2 million as a result of the transaction. The Company reclassified the operating results of its single-family rental properties segment as discontinued operations and excluded it from continuing operations for all periods presented. As of March 31, 2020 and December 31, 2019, the Company has disposed of substantially all of its single-family rental properties segment.

The Company had no net income/(loss) from discontinued operations for the three months ended March 31, 2020. The table below presents our results of operations for the three months ended March 31, 2019, for the single-family rental properties segment's discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax (in thousands):

Three Months Ended
March 31, 2019
Interest expense	$(1,247)

Other Income/(Loss)
Rental income	3,397
Net realized gain/(loss)	(27)
Other income	182
Total Other Income/(Loss)	3,552

Expenses
Other operating expenses	49
Property depreciation and amortization	1,447
Property operating expenses	1,843
Total Expenses	3,339

Net Income/(Loss) from Discontinued Operations	$(1,034)

The table below presents our statement of net position for the years ended March 31, 2020 and December 31, 2019, respectively, for the single-family rental properties segment's discontinued operations as reported separately as assets and liabilities held for sale on our consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019

Assets
Other assets	$—	$154
Total Assets	—	154

Liabilities
Other liabilities	666	1,546
Total	$666	$1,546

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
15. Subsequent Events

On April 3, 2020, the Company, alongside private funds under the management of Angelo Gordon, restructured its financing arrangements in MATT ("Restructured Financing Arrangement") in the aggregate amount of approximately $202.0 million. The Restructured Financing Arrangement requires that all of the principal and interest on the assets financed by the Restructured Financing Arrangement be used to pay down the principal and interest on such outstanding financing arrangement. The Restructured Financing Arrangement is not a mark-to-market facility and is non-recourse to the Company. The Restructured Financing Arrangement provides for a termination date of October 1, 2021. At the earlier of the termination date of the Restructured Financing Arrangement or the securitization or sale by the Company of the remaining assets financed by the Restructured Financing Arrangement, the financing counterparty will be entitled to 35% of the remaining equity in the assets.

In addition, subsequent to March 31, 2020, the Company took the following actions:

•Entered three consecutive forbearance agreements, pursuant to which the forbearing counterparties agreed not to exercise any of their rights or remedies under their applicable financing arrangement with the Company through June 15, 2020.
•Entered into agreements with each of its financing counterparties to exit forbearance, pursuant to which each financing counterparty agreed to permanently waive all existing and prior events of default under the financing agreements with the Company and reinstate the Company's financing arrangements subject to certain restrictions and covenants described in more detail in Note 2 under the "Financing arrangements" heading.
•Sold real estate securities for proceeds of approximately $232.3 million and residential and commercial loans for proceeds of approximately $416.9 million.
•Further reduced financing arrangement balance from $969.9 million at March 31, 2020 to $242.2 million at May 31, 2020. Financing arrangements exclude securitized debt and subordinated debt.
•Reduced the Company's debt obligations to approximately 450 million, net of approximately $9 million of cash posted as collateral to our financing counterparties. Debt obligations include all financing arrangements, securitized debt and subordinated debt. Of this amount, approximately $240 million are recourse debt obligations, approximately $190 million are non-recourse debt obligations and approximately $20 million are subordinated debt obligations.

For more information on the status of the Company's financing arrangements, forbearance agreements, and reinstatement agreement, refer to Note 2 and Note 7. For more information on asset sales the Company has made subsequent to quarter end, refer to the "Executive summary" section of Item 2 of this report. For more information on outstanding deficiencies, refer to Note 13.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of the novel coronavirus ("COVID-19"). When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the uncertainty and economic impact of the COVID-19 pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;
•changes in our business and investment strategy;
•our ability to predict and control costs;
•changes in interest rates and the fair value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;
•changes in the yield curve;
•changes in prepayment rates on the loans we own or that underlie our investment securities;
•increased rates of default or delinquencies and/or decreased recovery rates on our assets;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;
•changes in general economic conditions, in our industry and in the finance and real estate markets, including the impact on the value of our assets;
•conditions in the market for Agency RMBS, Non-Agency RMBS and CMBS securities, Excess MSRs and loans;
•legislative and regulatory actions by the U.S. Department of the Treasury, the Federal Reserve and other agencies and instrumentalities in response to the economic effects of the COVID-19 pandemic
•how COVID-19 may affect us, our operations and personnel;
•the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");
•our ability to make distributions to our stockholders in the future;
•our ability to maintain our qualification as a REIT for federal tax purposes; and
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Special Note Regarding COVID-19 Pandemic

As a result of the global COVID-19 pandemic and our disposition of assets to preserve liquidity, we incurred large realized losses in the quarter ended March 31, 2020 and a sharp decline in book value. Our Net Loss Available to Common Stockholders during this period was $(490.7) million and our book value per share decreased $(14.98) per share from $17.61 as of December 31, 2019 to $2.63 as of March 31, 2020. We recognized net realized losses of $89.2 million on the sale of real estate securities, loans and related collateral and realized losses of $61.9 million on the termination of the related derivatives.

The Company also recognized a $(313.9) million increase in net unrealized losses for the period comprised of unrealized losses on securities and unrealized losses on loans of $203.4 million and $110.5 million, respectively. These losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the Company's responses thereto, including $2.4 billion in asset sales and a significant decrease in asset valuations in March. Included in unrealized losses on both securities and loans are net unrealized gain reversals due to sales during the first quarter of 2020 totaling $105.4 million. The remaining losses of $208.5 million relate to mark to market losses on securities and loans still held.

In the three month period ended March 31, 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $1.3 billion, and at March 31, 2020, our equity capital allocation was 5% to Agency RMBS and 95% to Credit Investments. In an effort to prudently manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, we completed the sale of our 30 year fixed rate Agency securities during the quarter. We believe the resulting capital allocation will impact our yield, cost of funds and leverage ratio described below.We believe the reduction in the size of our investment portfolio will limit our earnings going forward.

We do not yet know the full extent of the effects of the COVID-19 pandemic on our business, operations, personnel, or the U.S. economy as a whole. We cannot predict future developments, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third-party providers' ability to support our operations, the nature and effect of any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this report as discussed more fully under "Risk Factors." Future developments with respect to the COVID-19 pandemic could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Executive Summary

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have prohibited large gatherings, including at sporting events, movie theaters, religious services and schools. Further, many regions, including the majority of U.S. states, have implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which we invest. Although many of the government restrictions are in the process of being relaxed, these conditions, or some level thereof, and others are expected to continue over the near term and may prevail throughout 2020.

Beginning in mid-March, economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets and to improve liquidity, we executed the following measures during the three months ended March 31, 2020:

•Reduced GAAP investment portfolio from $4.0 billion at December 31, 2019 to $1.3 billion at March 31, 2020 and investment portfolio on a non-GAAP basis from $4.4 billion at December 31, 2019 to $1.6 billion at March 31, 2020 through sales, directly or as a result of financing counterparty seizures.

•Reduced financing arrangement balance on a GAAP basis from $3.2 billion at December 31, 2019 to $969.9 million at March 31, 2020 and financing arrangements on a non-GAAP basis from $3.5 billion at December 31, 2019 to $1.2 billion at March 31, 2020.
•Reduced our GAAP leverage ratio and Economic Leverage Ratio from 4.1x and 4.1x at December 31, 2019, respectively, to 3.1x and 3.3x at March 31, 2020, respectively.
•Unwound entire portfolio of pay-fixed, receive-variable interest rate swaps held directly and through investments in debt and equity of affiliates, recording net realized losses of $(65.4) million on a GAAP basis and $(67.9) million on a non-GAAP basis for the three months ended March 31, 2020.

In addition, subsequent to March 31, 2020, we took the following actions:

•Entered three consecutive forbearance agreements, pursuant to which the forbearing counterparties agreed not to exercise any of their rights or remedies under their applicable financing arrangement with the Company through June 15, 2020.
•Entered into agreements with our financing counterparties to exit forbearance, pursuant to which each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements and reinstate our financing arrangements described in more detail below under the "Financing arrangements" heading of this Item 2.
•Sold real estate securities for proceeds of approximately $232.3 million and residential and commercial loans for proceeds of approximately $416.9 million.
•Further reduced financing arrangement balance on a GAAP basis from $969.9 million at March 31, 2020 to $242.2 million at May 31, 2020 and financing arrangements on a non-GAAP basis from $1.2 billion at March 31, 2020 to $518.3 million at May 31, 2020. Financing arrangements exclude securitized debt and subordinated debt .
•Reduced our debt obligations to approximately $710 million, net of approximately $25 million of cash posted as collateral to our financing counterparties. Debt obligations include all financing arrangements, securitized debt and subordinated debt. Of this amount, approximately $280 million are recourse debt obligations, approximately $410 million are non-recourse debt obligations and approximately $20 million are subordinated debt obligations.

Reconciliations of GAAP and non-GAAP financial measures appear below.

In March 2020, our Manager transitioned to a fully remote work force, to protect the safety and well-being of our personnel. Our Manager’s prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact.

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Agency RMBS and Credit Investments. Our Credit Investments include Residential Investments and Commercial Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol MITT. Our 8.25% Series A Cumulative Redeemable Preferred Stock, our 8.00% Series B Cumulative Redeemable Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock trade on the NYSE under the symbols MITT PrA, MITT PrB, and MITT PrC, respectively.

Prior to December 31, 2019, we conducted our business through the following segments; (i) Securities and Loans and (ii) Single-Family Rental Properties. On November 15, 2019, we sold our portfolio of single-family rental properties and no longer separate our business into segments. We reclassified the operating results of our Single-Family Rental Properties segment to discontinued operations and excluded the income associated with the portfolio from continuing operations for all periods presented. See Note 14 to the "Notes to Consolidated Financial Statements (unaudited)" for additional financial information regarding our discontinued operations.

Our target investments

Historically, our investment portfolio has been comprised of Agency RMBS, Residential Investments and Commercial Investments, each of which is described in more detail below. We intend to continue to focus on our core portfolio strengths of residential and commercial credit assets. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. In light of recent market turmoil related to the COVID-19 pandemic, we expect to maintain a defensive posture in the near term as it relates to new investments until we have greater clarity with respect to COVID-19 developments on market and economic conditions.

Agency RMBS

Prior to the COVID-19 pandemic, our investment portfolio was comprised primarily of residential mortgage-backed securities ("RMBS"). Certain of the assets that were in our RMBS portfolio had a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We referred to these securities as Agency RMBS. Our Agency RMBS portfolio included:

•Fixed rate securities (held as mortgage pass-through securities);
•Sequential pay fixed rate collateralized mortgage obligations ("CMOs");
•CMOs are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles.
•Inverse Interest Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain mortgage backed securities ("MBS") whose coupon has an inverse relationship to its benchmark rate, such as LIBOR);
•Interest Only securities (CMOs where the holder is entitled only to the interest payments made on the mortgages underlying certain MBS "interest-only strips");
•Certain Agency RMBS for which the underlying collateral is not identified until shortly (generally two days) before the purchase or sale settlement date ("TBAs"); and
•Excess mortgage servicing rights ("Excess MSRs") whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE.
•Excess MSRs are interests in an MSR, representing a portion of the interest payment collected from a pool of mortgage loans, net of a basic servicing fee paid to the mortgage servicer. An MSR provides a mortgage servicer with the right to service a mortgage loan or a pool of mortgages in exchange for a portion of the interest payments made on the mortgage or the underlying mortgages. An MSR is made up of two components: a basic servicing fee and an Excess MSR. The basic servicing fee is the compensation received by the mortgage servicer for the performance of its servicing duties.

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

We categorize certain of our Residential Investments by weighted average credit score at origination:

•Prime (weighted average credit score above 700)
•Alt-A/Subprime
•Alt-A (weighted average credit score between 700 and 620); and
•Subprime (weighted average credit score below 620).

The Residential Investments that we do not categorize by weighted average credit score at origination include our:

•CRTs (described below)
•Non-U.S. RMBS
•Non-Agency RMBS which are collateralized by non-U.S. mortgages.
•Interest Only securities (Non-Agency RMBS backed by interest-only strips)
•Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE;
•Excess MSRs are grouped within "Interest Only and Excess MSR" throughout Part I, Item 2 of this Report and are grouped within Excess mortgage servicing rights or Excess MSRs in the Notes to the Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report;
•Re/Non-Performing Loans (described below);
•Non-QM Loans (described below); and
•Land Related Financing (described below).

Credit Risk Transfer securities ("CRTs") include:

•Unguaranteed and unsecured mezzanine, junior mezzanine and first loss securities issued either by GSEs or issued by other third-party institutions to transfer their exposure to mortgage default risk to private investors. These securities reference a specific pool of newly originated single family mortgages from a specified time period (typically around the time of origination). The risk of loss on the reference pool of mortgages is transferred to investors who may experience losses when adverse credit events such as defaults, liquidations or delinquencies occur in the underlying mortgages. Owners of these securities generally receive an uncapped floating interest rate equal to a predetermined spread over one-month LIBOR.

Re/Non-Performing Loans include:

•RPLs or NPLs in securitized form that are issued by an entity in which we own an equity interest and that we hold alongside other private funds under the management of Angelo Gordon. The securitizations typically take the form of equity and various classes of notes. These investments are included in the "RMBS" and "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.
•RPLs or NPLs that we hold through interests in certain consolidated trusts. These investments are secured by residential real property, including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

Non-QM Loans include:

•Residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's (the "CFPB") safe harbor provision for "qualifying mortgages," or "QM," that we hold alongside other private funds under the management of Angelo Gordon. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section of this Item 2 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.
•Non-QM loans in securitized form that are issued by MATT. The securitizations typically take the form of various classes of notes. These investments are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Land Related Financing includes:

•First mortgage loans we originate to third party land developers and home builders for the acquisition and horizontal development of land. These loans may be held through our unconsolidated subsidiaries or in securitized form. These loans are included either in the "Investments in debt and equity of affiliates" or in the "RMBS" line items on our consolidated balance sheets.

Commercial Investments

We also invest in Commercial Investments. Our Commercial Investments include:

•Commercial mortgage-backed securities ("CMBS");
•Interest Only securities (CMBS backed by interest-only strips);

•Commercial real estate loans secured by commercial real property, including first mortgages, mezzanine loans, preferred equity, first or second lien loans, subordinate interests in first mortgages, bridge loans to be used in the acquisition, construction or redevelopment of a property and mezzanine financing secured by interests in commercial real estate; and
•Freddie Mac K-Series (described below).

CMBS include:

•Fixed and floating-rate CMBS, including investment grade and non-investment grade classes. CMBS are secured by, or evidence ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

Freddie Mac K-Series ("K-Series") include:

•CMBS, Interest-Only securities and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans. These K-Series feature a wide range of investor options which include guaranteed senior and interest-only bonds as well as unguaranteed senior, mezzanine, subordinate and interest-only bonds. Our K-Series portfolio includes unguaranteed senior, mezzanine, subordinate and interest-only bonds. Throughout Item 2, we categorize our Freddie Mac K-Series interest-only bonds as part of our Interest-Only securities.

Investment classification

Throughout this Report, (1) we use the terms "credit portfolio" and "credit investments" to refer to our Residential Investments, Commercial Investments, and, if applicable, ABS, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate or affiliates of the Manager), Non-QM Loans (exclusive of those in securitized form), Land Related Financing (exclusive of loans in securitized form), and commercial real estate loans, collectively, as our "loans"; (3) we use the term "credit securities" to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term "real estate securities" or "securities" to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our "investment portfolio" refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term "GAAP investment portfolio" which consists of (i) our Agency RMBS, exclusive of (x) TBAs and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP Agency RMBS portfolio"), and (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP credit portfolio"). See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of our investments held within affiliated entities. For a reconciliation of our investment portfolio to our GAAP investment portfolio, see the GAAP Investment Portfolio Reconciliation Table below.

This presentation of our investment portfolio is consistent with how our management team evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

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

Discontinued Operations

On November 15, 2019, we sold our portfolio of single-family rental properties to a third party. We reclassified the operating results of our single-family rental properties segment to discontinued operations and excluded the income associated with the portfolio from continuing operations for all periods presented. See Note 14 to the "Notes to Consolidated Financial Statements (unaudited)" for additional financial information regarding our discontinued operations.

Market conditions

Though 2020 began with an improved interest rate environment for our business and industry as a whole, the impact of the global response to the COVID-19 pandemic on the financial markets has resulted in unprecedented market disruption. Beginning in the middle of the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets have experienced significant volatility as a result of the spread of COVID-19. We expect this volatility may continue in the near term due to the heightened uncertainty relating to COVID-19's duration and potential impact. During the first quarter of 2020, the significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. After a series of rate cuts in 2019, the U.S. Federal Reserve responded to the effects of the COVID-19 pandemic with a series of large-scale actions, including cutting the Fed Funds target rate by 150 basis points, back to the zero bound. The Fed also committed in March to unlimited purchases of U.S. Treasuries and Agency RMBS, in a round of quantitative easing known as QE4.

As the conditions created by the COVID-19 outbreak became more acute, financial markets began to experience severe dislocations and volatility. In order to maintain adequate liquidity in preparation for the expected economic contraction, many companies began to increase cash levels notably in March, in turn de-levering their businesses. In fixed income markets specifically, this created acute selling pressures in U.S. Treasuries and Agency MBS, the two markets with the deepest liquidity profile and hence the greatest potential for raising cash.

In order to increase liquidity, fixed income investors were compelled to sell U.S. Treasuries and Agency MBS, given their greater liquidity as compared to other fixed income assets, leading to an excess supply of these assets in need of redistribution. Pressure in financing markets and the need to meet margin obligations created additional selling pressure in U.S. Treasury and Agency MBS markets. This negative feedback loop was ultimately disrupted in part by the Federal Reserve’s asset purchases and other institutions’ ability to invest available cash on attractive terms. Other markets, including the market for residential credit and commercial real estate securities, also saw de-levering flows and similar cyclical feedback loops taking place, albeit on a lesser scale.

The de-levering flows impacted the Agency MBS market due to its greater liquidity relative to other less liquid asset classes, and the sector saw meaningful underperformance versus comparable hedges for a short period of time in mid-March. Other securitized asset markets saw similar dramatic underperformance in pricing. Policy makers’ actions appear to have stabilized Agency MBS spreads and other securitized credit markets, both of which tightened into the second quarter of 2020.

Recent government activity

The U.S. economy remained strong through January and February of 2020. Despite this, the Federal Reserve has been conducting large scale overnight repo operations since late 2019 to address disruptions in the U.S. Treasury, Agency debt and Agency RMBS financing markets. These operations have been increased substantially due to the funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic. The Federal Reserve has taken a number of other actions to stabilize markets as a result of the impact of the COVID-19 pandemic. On Sunday, March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. The Federal Reserve also lowered the federal funds rate by 100 basis points to a range of 0.0% - 0.25%, after having already lowered the federal funds rate by 50 basis points on March 3, 2020.

The markets for U.S. Treasuries, MBS and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis. Many of these markets experienced severe dislocations during the second half of March, which resulted in forced selling of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on the morning of Monday, March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support smooth market functioning. Since that date, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020.

One provision of the CARES Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g. Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Combined with expected widespread unemployment stemming from the economic slowdown caused by the pandemic, residential mortgage assets came under extreme spread pressure. The CARES Act also prohibits foreclosures for 60 days and evictions by landlords for 120 days after its enactment. These legislative actions have created uncertainty around the ultimate effects on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation.

The FHFA has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. In addition, governors of several states have issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts have enacted emergency rules delaying hearings related to evictions or foreclosures. Further, the FHFA recently announced a loan payment deferment plan for Agency multi-family borrowers facing hardship from revenue losses caused by COVID-19, with the condition that these borrowers suspend all evictions for renters unable to pay rent due to the impact of COVID-19. We anticipate that the number of borrowers with residential loans and those loans that underlie the securities in which we invest that become delinquent or default on their financial obligations may increase significantly as a result of the ongoing pandemic and such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The CARES Act also provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity. This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), provided funding to hospitals and health care providers, provided loans and investments to businesses, states and municipalities and provided grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts.

The scope and nature of any future actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic and the upcoming presidential and Congressional elections in the United States. We cannot predict how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

The current regulatory environment may be impacted by future legislative developments, such as changes to Fannie Mae and Freddie Mac, including their continued existence and their roles in the market. The impact of such potential reforms on our operations remains unclear.

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our target assets in the marketplace, among other things, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio and other unanticipated events in our markets. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Prior to the sale of our 30 year fixed rate Agency RMBS portfolio in March 2020, our net interest income varied primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs. As a result of the global COVID-19 pandemic and our disposition of assets to preserve liquidity, we incurred large realized losses in the quarter ended March 31, 2020 and a sharp decline in book value. Additionally, we believe the reduction in the size of our investment portfolio will limit our earnings going forward.

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$40,268	$41,490	$(1,222)
Interest expense	19,971	22,094	(2,123)
Total Net Interest Income	20,297	19,396	901

Other Income/(Loss)
Net realized gain/(loss)	(151,143)	(20,583)	(130,560)
Net interest component of interest rate swaps	923	1,781	(858)
Unrealized gain/(loss) on real estate securities and loans, net	(313,897)	46,753	(360,650)
Unrealized gain/(loss) on derivative and other instruments, net	5,686	(10,086)	15,772
Foreign currency gain/(loss), net	1,649	—	1,649
Other income	3	414	(411)
Total Other Income/(Loss)	(456,779)	18,279	(475,058)

Expenses
Management fee to affiliate	2,149	2,345	(196)
Other operating expenses	2,342	3,781	(1,439)
Equity based compensation to affiliate	88	126	(38)
Excise tax	(815)	92	(907)
Servicing fees	579	371	208
Total Expenses	4,343	6,715	(2,372)

Income/(loss) before equity in earnings/(loss) from affiliates	(440,825)	30,960	(471,785)

Equity in earnings/(loss) from affiliates	(44,192)	(771)	(43,421)
Net Income/(Loss) from Continuing Operations	(485,017)	30,189	(515,206)
Net Income/(Loss) from Discontinued Operations	—	(1,034)	1,034
Net Income/(Loss)	(485,017)	29,155	(514,172)

Dividends on preferred stock	5,667	3,367	2,300

Net Income/(Loss) Available to Common Stockholders	$(490,684)	$25,788	$(516,472)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Interest income decreased from March 31, 2019 to March 31, 2020 primarily due to a decrease in the weighted average yield on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of 0.54% from 5.02% for the three months ended March 31, 2019 to 4.48% for the three months ended March 31, 2020. This was offset by an increase in the weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, of $0.3 billion from $3.3 billion at March 31, 2019 to $3.6 billion at March 31, 2020. We expect our interest income going forward to be materially lower compared to comparable prior periods as a result of the changes in our investment portfolio as set forth in the tables of the "Investment activities" section below as a result of the COVID-19 pandemic.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Interest expense decreased from March 31, 2019 to March 31, 2020 primarily due to a decrease in the weighted average financing rate on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period, by 0.52% from 3.16% for the three months ended March 31, 2019 to 2.64% for the three months ended March 31, 2020. Our weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, remained flat during the three months ended March 31, 2019 and March 31, 2020. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds. We do not expect our interest expense, set forth in the consolidated statements of operations table above, to be indicative of our future interest expense due to the changes in our financing arrangements described in the "Financing activities" section below.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales and seizures by financing counterparties of real estate securities out of our GAAP investment portfolio, including any associated deficiencies recognized, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) settlement of derivatives and other instruments, and (iv) prior to the adoption of ASU 2016-13, other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 to the "Notes to Consolidated Financial Statements (unaudited)" for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Sale/seizures of real estate securities and related collateral	$(86,305)	$2,062
Sale of loans and loans transferred to or sold from Other assets	(2,967)	173
Settlement of derivatives and other instruments	(61,871)	(19,776)
OTTI	—	(3,042)
Total Net realized gain/(loss)	$(151,143)	$(20,583)

As previously discussed, in order to preserve liquidity and meet margin calls, we sold approximately $2.4 billion of securities during the three months ended March 31, 2020 due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic. During the three months ended March 31, 2020, we recognized net realized losses of $86.3 million on the sale or seizure of such securities and realized losses of $61.9 million on the termination of the related derivatives. We also recognized $3.0 million of net realized losses on residential loans during the three months ended March 31, 2020, primarily due to the sale of one loan.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from March 31, 2019 to March 31, 2020 due to a decrease in the average 3 month LIBOR rate as well as a decrease in the weighted average notional period over period. Average 3 month LIBOR, the interest rate upon which the floating leg of these derivative instruments is based, decreased from 2.687% for the three months ended March 31, 2019 to 1.535% for the three months ended March 31, 2020. In addition, the weighted average swap notional decreased from $1.9 billion for the three months ended March 31, 2019 to $1.5 billion for the three months ended March 31, 2020. Refer to the "Hedging activities" section below for a discussion of material changes in our interest rate swap portfolio.

Unrealized gain/(loss) on real estate securities and loans, net

The disruptions of the financial markets due to the COVID-19 pandemic have caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the three months ended March 31, 2020.

During the first quarter of 2020, the Company recognized a $313.9 million increase in net unrealized losses comprised of unrealized losses on securities and unrealized losses on loans of $203.4 million and $110.5 million, respectively. These losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the Company's response thereto, including $2.4 billion in asset sales and a significant decrease in asset valuations in March. Included in unrealized losses on both securities and loans are net unrealized gain reversals due to sales during the first quarter of 2020 totaling $105.4 million. The remaining losses of $208.5 million relate to mark to market losses on securities and loans still held at March 31, 2020.

Unrealized gain/(loss) on derivative and other instruments, net

For the three months ended March 31, 2020, the gain of $5.7 million was comprised of unrealized gains on securitized debt offset by unrealized losses on excess MSRs and derivatives.

Foreign currency gain/(loss), net

Foreign currency gain/(loss), net pertains to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Refer to Note 2 of the "Notes to the Consolidated Financial Statements" for details on what specifically is included in the "Foreign currency gain/(loss), net" line item. During the three months ended March 31, 2020, the value of GBP relative to USD decreased, resulting in a gain on the liabilities held in foreign currencies.

Other income

Other income primarily includes certain fees we receive on our loans and CMBS portfolios. Other income decreased from March 31, 2019 to March 31, 2020 due to the fact that we did not originate any loans during Q1 2019.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees decreased from March 31, 2019 to March 31, 2020 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

On April 6, 2020 , we executed an amendment to our Management Agreement pursuant to which our Manager agreed to defer our payment of the management fee and reimbursement of expenses beginning with the first quarter of 2020 through September 30, 2020, or such other time as we and the Manager agree.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses	$1,879	$1,745
Professional fees	545	440
D&O insurance	174	174
Directors' compensation	218	221
Restructuring related expenses (1)	1,500	—
Other	229	234
Total Corporate Expenses	4,545	2,814

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	162	194
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees (2)	—	41
Professional fees	47	46
Residential mortgage loan related expenses	692	182
Transaction related expenses and deal related performance fees (2)	(3,219)	354
Other	115	150
Total Investment Expenses	(2,203)	967
Total Other operating expenses	$2,342	$3,781

(1)Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement.
(2)For the three months ended March 31, 2020 and March 31, 2019, total transaction related expenses and deal related performance fees were $(3.4) million and $0.4 million, respectively. For the three months ended March 31, 2020, the $(3.4) million includes $(0.2) million of deferred financing costs that are included within interest expense. For the three months ended March 31, 2019, the $0.4 million excludes a de minimis amount of deferred financing costs that are included within interest expense. The decrease in Transaction related expenses and deal related performance fees from the three months ended March 31, 2019 to the three months ended March 31, 2020 is primarily a result of accrued deal related performance fees being reversed in the current period due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

For the three months ended March 31, 2020 and March 31, 2019, our equity based compensation to affiliate decreased due to a decrease in our stock price.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations. For the three months ended March 31, 2020 and March 31, 2019, our excise tax decreased primarily due to losses associated with COVID-19.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of March 31, 2020 and March 31, 2019, we owned Residential mortgage loans with a fair value of $767.0 million and $202.0 million, respectively. This increase in the fair value of the Residential mortgage loans was a result of our purchases of Residential mortgage loan pools in 2019 and 2020.

For the three months ended March 31, 2020 and March 31, 2019, our servicing fees increased primarily due to our purchases of residential mortgage loans described above.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc. The decrease from the quarter ended March 31, 2019 to the quarter ended March 31, 2020 primarily pertains to our share of the unrealized losses on investments held within affiliated entities.

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

Book value per share

As of March 31, 2020 and December 31, 2019, our book value per common share was $2.63 and $17.61, respectively.

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares granted to our Manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of our 8.25% Series A Cumulative Redeemable Preferred Stock ($49.9 million), 8.00% Series B Cumulative Redeemable Preferred Stock ($111.3 million), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ($111.2 million) as the numerator. The liquidation preference for the Series A, Series B and Series C Preferred Stock is $51.8 million, $115 million and $115 million, respectively.

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities" and "Liquidity and capital resources" sections of this Item 2, where we disclose our investment portfolio and the related financing arrangements, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management team evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates and TBAs.

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

As our capital allocation shifts, our weighted average yields and weighted average cost of funds will also shift. Our Agency Investments, given their liquidity and high credit quality, are eligible for higher levels of leverage, while our Credit Investments, with less liquidity and/or more exposure to credit risk and prepayment, utilize lower levels of leverage. As a result, our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a leverage ratio range of 4.0 to 5.0 times to finance our investment portfolio, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency Investments we hold, the higher our leverage ratio is, while the higher percentage of Credit Investments we hold, the lower our leverage ratio is. As previously mentioned, in an effort to prudently manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, we completed the sale of our 30 year fixed rate Agency securities during the first quarter of 2020. We believe the resulting capital allocation impacts the weighted average yield, weighted average cost of funds and leverage ratio illustrated below.

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of March 31, 2020 and March 31, 2019 and a reconciliation to our GAAP investment portfolio:

March 31, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.20%	8.42%	5.96%
Cost of Funds (b)	2.88%	4.94%	3.25%
Net Interest Margin	2.32%	3.48%	2.71%
Leverage Ratio (c)	3.1x	(d)	3.3x
March 31, 2019
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.05%	6.10%	5.18%
Cost of Funds (b)	2.96%	4.95%	3.01%
Net Interest Margin	2.09%	1.15%	2.17%
Leverage Ratio (c)	4.2x	(d)	4.6x
(a)Excludes any net TBA position.
(b)Includes cost of non-recourse financing arrangements.
(c)The leverage ratio on our GAAP investment portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(d)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We are not disclosing Core Earnings, a non-GAAP financial measure, for the first quarter of 2020, as we determined that this measure, as we have historically calculated it, would not appropriately capture the materially negative economic impact of the COVID-19 pandemic on our business, liquidity, results of operations, financial condition, and ability to make distributions to our stockholders. As financial markets stabilize, we will evaluate whether core earnings or other non-GAAP financial measures would help both management and investors evaluate our operating performance for future periods.

Investment activities

Historically, our investment portfolio has been comprised of Agency RMBS, Residential Investments and Commercial Investments. Our allocation to each of these investments is set forth in more detail below. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. The risk-reward profile of our investment opportunities changes continuously with the market, with labor, housing and economic fundamentals, and with U.S. monetary policy, among others. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time as we opportunistically deploy capital.

In light of recent market turmoil related to the COVID-19 pandemic, we expect to maintain a defensive posture in the near term as it relates to new investments until we have greater clarity of market and economic conditions resulting from the COVID-19 pandemic and as related restrictions are reduced and states "re-open." In Q1 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $1.3 billion, and at March 31, 2020, our equity capital allocation was 5% to Agency RMBS and 95% to Credit Investments. We have expertise in Agency RMBS, and may choose to allocate additional capital in those assets should the opportunity arise; however, in the near term we expect our capital to be almost entirely allocated to Credit Investments. Overall, our intention is to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes.

We evaluate investments in Agency RMBS using factors including, among others, expected future prepayment trends, supply of and demand for Agency RMBS, costs of financing, costs of hedging, liquidity, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Prepayment speeds, as reflected by the CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency RMBS portfolio increase, the related purchase premium amortization increases, thereby reducing the net yield on such assets.

Our credit investments are subject to risk of loss with regard to principal and interest payments. We evaluate each investment in our credit portfolio based on the characteristics of the underlying collateral, the securitization structure, expected return, geography, collateral type, and the cost and availability of financing, among others. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data which may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets. Therefore, potential future losses may also stem from issues with our investments that are not identified by our credit reviews.

The following table presents a detailed break-down of our investment portfolio as of March 31, 2020 and December 31, 2019 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Agency RMBS	$37,620	$2,333,626	2.3%	52.8%	1.1x	7.1x
Residential Investments	1,284,972	1,493,869	79.3%	33.8%	3.8x	2.7x
Commercial Investments	298,508	589,709	18.4%	13.4%	2.3x	2.1x
Total: Investment Portfolio	$1,621,100	$4,417,204	100.0%	100.0%	3.3x	4.1x
Investments in Debt and Equity of Affiliates (b)	$342,468	$373,126	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$1,278,632	$4,044,078	N/A	N/A	3.1x	4.1x

(a)The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart below). Cash posted as collateral has been allocated pro-rata by each respective asset class' Economic Leverage amount. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements. The leverage ratio on our Agency RMBS includes any net receivables on TBA. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.
(b)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(c)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Refer to the Executive Summary above for information on securities and loans sold subsequent to quarter end.

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

The following table presents a summary of the allocated equity of our investment portfolio as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Allocated Equity		Percent of Equity
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Agency RMBS	$17,967	$295,358	5.0%	34.8%
Residential Investments	244,927	359,923	68.3%	42.4%
Commercial Investments	95,771	193,765	26.7%	22.8%
Total	$358,665	$849,046	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of March 31, 2020 ($ in thousands):

GAAP Investment Portfolio Reconciliation
Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
Inverse Interest Only	$96,198	$16,281	$(2,675)	$13,606	5.34%	4.40%	3.93
Interest Only	120,325	11,678	(2,152)	9,526	3.10%	(1.17)%	2.49
Excess MSR (4)	2,829,289	19,089	(4,601)	14,488	N/A	4.90%	6.30
Total Agency RMBS	3,045,812	47,048	(9,428)	37,620	4.10%	3.18%	6.08

Credit Investments:
Residential Investments
Prime (5)	107,377	74,064	1,299	75,363	4.49%	7.81%	12.10
Alt-A/Subprime (5)	72,260	50,139	2,334	52,473	4.53%	7.27%	12.20
Credit Risk Transfer	42,222	42,367	(22,425)	19,942	5.34%	5.35%	13.32
Non-U.S. RMBS	22,281	27,932	(2,291)	25,641	4.24%	4.11%	3.33
Interest Only and Excess MSR (4)(6)	232,527	370	38	408	0.74%	NM	5.28
Re/Non-Performing Loans	1,085,425	937,007	(89,254)	847,753	3.92%	5.34%	6.25
Non-QM Loans	1,365,916	255,271	(23,356)	231,915	1.71%	7.40%	3.71
Land Related Financing	31,283	31,081	396	31,477	12.69%	12.79%	2.50
Total Residential Investments	2,959,291	1,418,231	(133,259)	1,284,972	3.18%	5.97%	5.40
Commercial Investments
CMBS	162,840	154,233	(42,086)	112,147	4.23%	5.44%	4.03
Freddie Mac K-Series	26,304	11,358	(2,100)	9,258	3.83%	9.30%	10.88
Interest Only (7)	865,185	21,569	(2,517)	19,052	0.44%	7.30%	4.27
Commercial Real Estate Loans (8)	170,127	169,408	(11,357)	158,051	6.26%	6.53%	2.11
Total Commercial Investments	1,224,456	356,568	(58,060)	298,508	1.79%	6.26%	4.08
Total Credit Investments	4,183,747	1,774,799	(191,319)	1,583,480	2.69%	6.03%	5.01
Total: Investment Portfolio	$7,229,559	$1,821,847	$(200,747)	$1,621,100	2.77%	5.96%	5.46
Investments in Debt and Equity of Affiliates	$1,889,611	$368,362	$(25,894)	$342,468	1.91%	8.42%	4.04
Total: GAAP Investment Portfolio	$5,339,948	$1,453,485	$(174,853)	$1,278,632	3.17%	5.20%	5.98
(1)Refer to "Off-balance sheet arrangements" section below and Note 2 to the "Notes of the Consolidated Financial Statements" section for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheet and a discussion of our Investments in debt and equity of affiliates.
(2)Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(4)Within Agency RMBS, Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE. Within Residential Investments, Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.
(5)Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 721 and 670, respectively.
(6)A majority of the Interest Only and Excess MSR line is made up of two Residential Interest Only positions. The overall impact of these investments' yields on the Investment Portfolio is immaterial.
(7)Comprised of Freddie Mac K-Series interest-only bonds.
(8)Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2019 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$2,125,067	$2,184,190	$57,108	$2,241,298	3.73%	3.17%	5.85
Inverse Interest Only	217,031	37,611	627	38,238	4.37%	6.66%	4.97
Interest Only	259,161	35,333	570	35,903	3.56%	5.02%	4.01
Excess MSR (4)	3,042,841	20,188	(2,001)	18,187	N/A	8.33%	5.56
Total Agency RMBS	5,644,100	2,277,322	56,304	2,333,626	3.77%	3.30%	5.57

Credit Investments:
Residential Investments
Prime (5)	297,932	213,056	28,831	241,887	4.92%	7.44%	11.63
Alt-A/Subprime (5)	141,464	110,605	12,107	122,712	4.40%	6.89%	8.23
Credit Risk Transfer	270,397	270,988	8,967	279,955	5.17%	5.27%	5.66
Non-U.S. RMBS	44,867	54,340	3,391	57,731	3.21%	3.58%	2.53
Interest Only and Excess MSR (4)	244,115	1,592	(376)	1,216	0.77%	7.73%	6.34
Re/Non-Performing Loans	605,844	493,734	16,449	510,183	4.14%	6.48%	6.56
Non-QM Loans	1,141,131	250,087	4,189	254,276	1.69%	5.35%	1.71
Land Related Financing	25,607	25,395	514	25,909	12.27%	12.40%	3.00
Total Residential Investments	2,771,357	1,419,797	74,072	1,493,869	3.53%	6.24%	4.99
Commercial Investments
CMBS	277,020	262,233	784	263,017	4.87%	5.57%	4.07
Freddie Mac K-Series	235,810	100,427	17,723	118,150	5.01%	11.34%	8.34
Interest Only (6)	3,650,693	46,606	3,250	49,856	0.23%	6.64%	3.02
Commercial Real Estate Loans (7)	158,686	158,000	686	158,686	6.82%	7.17%	1.92
Total Commercial Investments	4,322,209	567,266	22,443	589,709	0.82%	7.25%	3.33
Total Credit Investments	7,093,566	1,987,063	96,515	2,083,578	1.74%	6.53%	3.98
Total: Investment Portfolio	$12,737,666	$4,264,385	$152,819	$4,417,204	2.34%	4.82%	4.69
Investments in Debt and Equity of Affiliates	$1,676,838	$361,992	$11,134	$373,126	1.82%	6.75%	2.71
Total: GAAP Investment Portfolio	$11,060,828	$3,902,393	$141,685	$4,044,078	2.41%	4.57%	4.94

(1)Refer to "Off-balance sheet arrangements" section below and Note 2 to the "Notes of the Consolidated Financial Statements" section for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheet and a discussion of Investments in debt and equity of affiliates.
(2)Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(4)Within Agency RMBS, Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE. Within Residential Investments, Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE.
(5)Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 674, respectively.
(6)Comprised of Freddie Mac K-Series interest-only bonds.
(7)Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio for the periods presented:

	Fair Value		CPR (1)(2)
Agency RMBS	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
30 Year Fixed Rate (3)	$—	$2,241,298	9.4%	8.1%
Fixed Rate CMO (4)	—	—	—%	8.2%
Inverse Interest Only	13,606	38,238	14.9%	11.7%
Interest Only	9,526	35,903	12.2%	10.3%
Total/Weighted Average	$23,132	$2,315,439	9.5%	8.2%

(1)Represents the weighted average monthly CPRs published during the quarter ended of March 31, 2020 and year ended December 31, 2019 for our in-place portfolio during the same period.
(2)Source: Bloomberg.
(3)We held 30 Year Fixed Rate Agency RMBS during 2020, but sold them prior to March 31, 2020.
(4)We held Fixed Rate CMOs during 2019, but sold them prior to December 31, 2019.

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	March 31, 2020	December 31, 2019
Non-Agency RMBS (1)	$297,194	$835,325
CMBS (2)	140,457	431,023
Total Credit securities	437,651	1,266,348

Residential loans (3)	987,778	658,544
Commercial real estate loans	158,051	158,686
Total loans	1,145,829	817,230

Total Credit investments	$1,583,480	$2,083,578
Less: Investments in Debt and Equity of Affiliates	$341,933	$372,571
Total GAAP Credit Portfolio	$1,241,547	$1,711,007

(1)Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing held in securitized form.
(2)Includes CMBS, Freddie Mac K-Series, and Interest-Only investments.
(3)Includes Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing not held in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of March 31, 2020 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$74,461	$53,535	$1,414	$54,949	4.82%	7.65%	15.23
2010	980	865	(59)	806	1.86%	6.58%	2.48
2011	4,376	3,919	(479)	3,440	4.42%	4.87%	4.19
2013	73,028	13,895	(1,642)	12,253	2.05%	7.29%	2.39
2014	29,862	21,753	1,682	23,435	4.43%	18.49%	5.96
2015	409,105	53,919	571	54,490	1.37%	4.34%	5.24
2016	216,287	12,951	(462)	12,489	0.90%	9.09%	4.44
2017	247,326	40,745	(2,607)	38,138	0.98%	5.82%	3.62
2018	227,390	62,200	(21,438)	40,762	1.42%	5.09%	5.84
2019	1,213,460	226,345	(47,593)	178,752	1.44%	10.15%	4.31
2020	303,403	24,824	(6,687)	18,137	0.92%	14.19%	3.74
Total: Credit Securities	$2,799,678	$514,951	$(77,300)	$437,651	1.47%	8.72%	4.71
Investments in Debt and Equity of Affiliates	$1,536,378	$134,006	$(12,778)	$121,228	0.80%	14.15%	4.05
Total: GAAP Basis	$1,263,300	$380,945	$(64,522)	$316,423	2.01%	6.64%	5.52

(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)Equity residual investments and principal only securities are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

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

(1)Certain Re/Non-Performing Loans held in securitized form are recorded net of non-recourse securitized debt.
(2)Equity residual investments and principal only securities are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table presents the fair value of our credit securities portfolio by credit rating as of March 31, 2020 and December 31, 2019 (in thousands):

Credit Rating - Credit Securities (1)	March 31, 2020 (2)	December 31, 2019 (2)
AAA	$687	$4,975
A	11,859	13,792
BBB	13,332	65,454
BB	37,923	106,311
B	62,432	226,083
Below B	31,161	103,985
Not Rated	280,257	745,748
Total: Credit Securities	$437,651	$1,266,348
Less: Investments in Debt and Equity of Affiliates	$121,228	$131,955
Total: GAAP Basis	$316,423	$1,134,393
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios ($ in thousands):

March 31, 2020
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$65,697	28.5%	California	$19,519	13.9%
New York	26,407	11.5%	Florida	17,304	12.3%
Florida	23,331	10.1%	Texas	15,631	11.1%
Maryland	9,289	4.0%	New York	15,093	10.7%
New Jersey	8,154	3.5%	New Jersey	10,686	7.6%
Other	164,316	42.4%	Other	62,224	44.4%
Total	$297,194	100.0%	Total	$140,457	100.0%
(1)CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.
(2)Non-Agency RMBS fair value includes $66.9 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

December 31, 2019
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$174,569	24.5%	California	$52,647	12.2%
Florida	62,796	8.8%	New York	46,317	10.7%
New York	57,931	8.1%	Texas	45,619	10.6%
Texas	33,890	4.8%	Florida	45,032	10.4%
New Jersey	22,736	3.3%	New Jersey	31,396	7.3%
Other	483,403	50.5%	Other	210,012	48.8%
Total	$835,325	100.0%	Total	$431,023	100.0%
(1)CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.
(2)Non-Agency RMBS fair value includes $123.0 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

See Note 4 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

March 31, 2020
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$75,363	10.6%	133.3	16.1%
Alt-A/Subprime	52,473	13.0%	163.6	17.7%
Credit Risk Transfer	19,942	0.4%	16.1	0.5%
Non-U.S. RMBS	25,641	6.3%	105.6	7.1%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$112,147	0.6%	23.5	9.9%
Freddie Mac K Series	9,258	0.1%	19.0	0.0%

December 31, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$241,887	10.6%	136.7	9.8%
Alt-A/Subprime	122,712	12.8%	162.3	17.7%
Credit Risk Transfer	279,955	0.4%	24.5	1.8%
Non-U.S. RMBS	57,731	7.3%	147.8	15.8%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$263,017	0.2%	22.1	9.3%
Freddie Mac K Series	118,150	0.6%	45.3	0.4%

*Sources: Intex, Trepp

The following table presents detail on our commercial real estate loan portfolio on March 31, 2020 ($ in thousands).

						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (7)	Location	Collateral Type
Loan G (8)	$52,089	$—	$52,089	$(4,226)	$47,863	5.76%	5.76%	1.46	July 9, 2020	July 9, 2022	CA	Condo, Retail, Hotel
Loan H (8)(9)	36,000	—	36,000	(1,800)	34,200	4.71%	4.71%	0.19	March 9, 2019	June 9, 2020	AZ	Office
Loan I (10)	14,646	(181)	14,465	(819)	13,646	11.51%	12.85%	2.05	February 9, 2021	February 9, 2023	MN	Office, Retail
Loan J (8)	5,220	—	5,220	(1,500)	3,720	6.23%	6.23%	2.20	January 1, 2023	January 1, 2024	NY	Hotel, Retail
Loan K (11)	11,172	—	11,172	(1,000)	10,172	10.59%	11.74%	0.93	May 22, 2021	February 22, 2024	NY	Hotel, Retail
Loan L (11)	51,000	(538)	50,462	(2,012)	48,450	5.41%	5.75%	4.37	July 22, 2022	July 22, 2024	IL	Hotel, Retail
	$170,127	$(719)	$169,408	$(11,357)	$158,051	6.26%	6.53%	2.11

(1)We have the contractual right to receive a balloon payment for each loan.
(2)See our "Off-balance sheet arrangements" section below for details on our commitments on commercial real estate loans as of March 31, 2020.
(3)Pricing is reflective of marks on unfunded commitments.
(4)Each commercial real estate loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities of commercial real estate loans may be shorter than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan G, Loan H, and Loan J are first mortgage loans.
(9)Subsequent to quarter end, Loan H was sold.
(10)Loan I is a mezzanine loan.
(11)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

The following table presents detail on our commercial real estate loan portfolio on December 31, 2019 ($ in thousands).

						Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Initial Stated Maturity Date	Extended Maturity Date (5)	Location	Collateral Type
Loan G (6)	$45,856	$—	$45,856	$—	$45,856	6.46%	6.46%	0.53	July 9, 2020	July 9, 2022	CA	Condo, Retail, Hotel
Loan H (6)	36,000	—	36,000	—	36,000	5.49%	5.49%	0.19	March 9, 2019	June 9, 2020	AZ	Office
Loan I (7)	11,992	(184)	11,808	184	11,992	12.21%	14.51%	1.04	February 9, 2021	February 9, 2023	MN	Office, Retail
Loan J (6)	4,674	—	4,674	—	4,674	6.36%	6.36%	2.12	January 1, 2023	January 1, 2024	NY	Hotel, Retail
Loan K (8)	9,164	—	9,164	—	9,164	10.71%	11.86%	1.72	May 22, 2021	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(502)	50,498	502	51,000	6.16%	6.50%	4.63	July 22, 2022	July 22, 2024	IL	Hotel, Retail
	$158,686	$(686)	$158,000	$686	$158,686	6.82%	7.17%	1.92

(1)We have the contractual right to receive a balloon payment for each loan.
(2)Each commercial real estate loan investment has a variable coupon rate.
(3)Yield includes any exit fees.
(4)Actual maturities of commercial real estate loans may be shorter than stated contractual maturities. Weighted average maturities are affected by prepayments of principal.
(5)Represents the maturity date of the last possible extension option.
(6)Loan G, Loan H, and Loan J are first mortgage loans.
(7)Loan I is a mezzanine loan.
(8)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

Financing activities

Prior to the recent turmoil in the financial markets, we sought to achieve a balanced and diverse funding mix to finance our assets and operations, which included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer term repurchase agreement borrowings, and longer term financings, such as securitizations and revolving facilities, with terms longer than one year. We have explored and will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, issuances of equity or debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

In Q1 2020, in response to the unprecedented illiquidity and drop in demand for MBS due to the COVID-19 pandemic, which resulted in a significant decline in the value of our assets, which, in turn, resulted in an unusually high number of margin calls from our financing counterparties, we reduced our overall exposure to our financing counterparties by selling a significant portion of our investment portfolio and reducing the amount of our financing arrangements from $3.2 billion to $969.9 million on a GAAP basis and from $3.5 billion to $1.2 billion on a Non-GAAP basis, including a reduction in our repurchase agreement balance from $3.2 billion to $527.4 million. Our revolving facilities balance increased from $296.5 million to $703.8 million due primarily to the financing of our purchase of a residential mortgage loan portfolio with a gross aggregate acquisition fair value of $450.3 million. Additionally, the Federal Reserve cut the federal funds rate by a total of 150 basis points during Q1 2020. As previously described, we sold our entire portfolio of 30 year fixed rate Agency RMBS in March of 2020. As a result, our investment portfolio was primarily comprised of Credit Investments as of March 31, 2020. As financing costs on our Credit Investments are typically higher than financing costs on our Agency RMBS portfolio, our cost of financing increased from 2.51% at December 31, 2019 to 3.25% at March 31, 2020.

On March 20, 2020, we notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Since March 23, 2020, we have received notifications of alleged events of default and deficiency notices from several of our financing counterparties. Subject to the terms of the applicable financing arrangement, if we fail to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may be able to demand immediate payment by us of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations are not paid, may be permitted to sell the financed assets and apply the proceeds to our financing obligations and/or take ownership of the assets securing our financing obligations. During this period of market upheaval, we engaged in discussions with our financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed-upon period. Subsequent to quarter end, on April 10, 2020, we entered into a forbearance agreement for an initial 15 day period, a second forbearance agreement on April 27, 2020, for an extended period ending on June 1, 2020, and a third forbearance agreement on June 1, 2020 for an additional period ending June 15, 2020 (collectively, the "Forbearance Agreement") with certain of our financing counterparties (the "Participating Counterparties"). Pursuant to the terms of the Forbearance Agreement, the Participating Counterparties agreed to forbear from exercising any of their right and remedies in respect of events of default and any and all other defaults under the applicable financing arrangement with us for the duration of the forbearance period specified in the Forbearance Agreement (the "Forbearance Period").

On June 10, 2020, we entered into a Reinstatement Agreement with the Participating Counterparties, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements (each, a “Bilateral Agreement”) and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As a result of the termination of the Forbearance Agreement and entry into the Reinstatement Agreement, default interest on the our outstanding borrowings under each Bilateral Agreement will cease to accrue as of June 10, 2020 and the interest rate shall be the non-default rate of interest or pricing rate, as set forth in the applicable Bilateral Agreements, all cash margin will be applied to outstanding balances we owe, and the DTC repo tracker coding for each Bilateral Agreement will be reinstated, thereby allowing principal and interest payments on the underlying collateral to flow to and be used by us, just as it was before the prior forbearance agreements were put in place. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the various forbearance agreements are being terminated and released. We also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent. Additionally, the Reinstatement Agreement provides a set of financial covenants that override and replace the financial covenants in each Bilateral Agreement and sets forth various reporting requirements from the Company to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. In connection with the negotiation and execution of the Reinstatement Agreement, we entered into certain amendments to the Bilateral Agreements with certain of the Participating Counterparties to reflect current market terms. In general, the amendments reflect increased haircuts and higher coupons.

On June 10, 2020, we also entered a separate reinstatement agreement with JPMorgan Chase Bank (the “JPM Reinstatement Agreement”) on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of our existing financing arrangements as of the date of this Report.

As previously described, through the end of March and subsequent to the end of the quarter, we sold certain assets in an effort to satisfy outstanding financing obligations and reduce our exposure to various counterparties. As of June 10, 2020, we had met all margin call requirements. Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on outstanding deficiencies.

We use leverage to finance the purchase of our target assets. In 2020 and 2019, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We experienced fluctuations in our haircuts that caused us to alter our business and financing strategies for the three months ended March 31, 2020. As previously described, this resulted in us raising liquidity and de-risking our portfolio. Through asset sales and related debt pay-offs, we have reduced the aggregate number of our financing counterparties, bringing the counterparties we have debt outstanding with down from 30 as of December 31, 2019 to 18 as of March 31, 2020. We have further reduced the number of our outstanding financing counterparties to 5 on a GAAP basis and to 6 on a non-GAAP basis subsequent to quarter end.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2020
Non-GAAP Basis	$1,231,231	$2,878,844	$3,904,578
Less: Investments in Debt and Equity of Affiliates	261,374	260,737	280,195
GAAP Basis	$969,857	$2,618,107	$3,624,383
December 31, 2019
Non-GAAP Basis	$3,490,884	$3,703,921	$3,929,708
Less: Investments in Debt and Equity of Affiliates	257,416	240,602	257,830

GAAP Basis	$3,233,468	$3,463,319	$3,671,878
September 30, 2019
Non-GAAP Basis	$3,720,937	$3,301,725	$3,720,937
Less: Investments in Debt and Equity of Affiliates	195,949	238,144	279,478
GAAP Basis	$3,524,988	$3,063,581	$3,441,459
June 30, 2019
Non-GAAP Basis	$3,074,536	$3,166,610	$3,263,481
Less: Investments in Debt and Equity of Affiliates	183,286	216,024	238,045
GAAP Basis	$2,891,250	$2,950,586	$3,025,436
March 31, 2019
Non-GAAP Basis	$3,290,383	$3,069,958	$3,290,383
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,112,835	$2,895,286	$3,110,859
December 31, 2018
Non-GAAP Basis	$2,860,227	$2,851,744	$2,866,872
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,720,488	$2,725,893	$2,727,133
September 30, 2018
Non-GAAP Basis	$2,913,543	$2,862,935	$2,913,543
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,811,394	$2,770,102	$2,811,394
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017
March 31, 2017
Non-GAAP Basis	$1,887,767	$1,813,668	$1,887,766
Less: Investments in Debt and Equity of Affiliates	8,424	8,788	9,172
GAAP Basis	$1,879,343	$1,804,880	$1,878,594

The balance on our financing arrangements can reasonably be expected to (i) increase as the size of our investment portfolio increases primarily through equity capital raises and as we increase our investment allocation to Agency RMBS and (ii) decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments. Credit investments, due to their risk profile, have lower leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much financing to us and lowers the balance of our total financing.

Financing arrangements on our investment portfolio

As of March 31, 2020, we had received notifications from several of our financing counterparties of alleged events of default under their financing agreements, and of those counterparties' intentions to accelerate our performance obligations under the relevant agreements as a result of our inability to meet certain margin calls as a result of market disruptions created by the COVID-19 pandemic. As discussed above, until a formal agreement was reached, we negotiated with our financing counterparties regarding the lenders' forbearance from exercising their rights and remedies under their applicable financing arrangements. While as of March 31, 2020 certain lenders had accelerated our obligations under their applicable financing arrangements, once subject to the Reinstatement Agreement, the Participating Counterparties agreed to extend the maturity dates of each of their respective repurchase agreements as determined by their respective Bilateral Agreements. As a result, we have not presented the maturity of our financing arrangements as of March 31, 2020 in the tables below. Additionally, due to declines in the fair value of our portfolio, certain haircuts were negative as of March 31, 2020. Subsequent to quarter end, as a result of asset sales and delevering, we had positive equity in our investments and positive haircuts. As of June 10, 2020 we had met all margin calls related to our financing arrangements. Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on outstanding deficiencies.

We continue to take steps to manage and de-lever our portfolio. Through asset sales and related debt pay-offs, we have reduced our exposure to various counterparties, bringing the counterparties with debt outstanding down from 30 as of December 31, 2019 to 18 as of March 31, 2020. See Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for a description of our material financing arrangements as of March 31, 2020.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of the financing arrangements on our investment portfolio as of March 31, 2020 and December 31, 2019 (in thousands).

	March 31, 2020	December 31, 2019
Repurchase agreements	$527,442	$3,194,409
Revolving facilities (1)	703,789	296,475
Total: Non-GAAP Basis	$1,231,231	$3,490,884
Investments in Debt and Equity of Affiliates	$261,374	$257,416
Total: GAAP Basis	$969,857	$3,233,468
(1)Increasing our borrowing capacity under a majority of our revolving facilities requires consent of the lenders.

The following table presents a summary of the financing arrangements on our Investment Portfolio as of March 31, 2020 ($ in thousands):

	Agency		Credit		Total
	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
Total: Non-GAAP Basis	$21,522	1.87%	$1,209,709	3.36%	$1,231,231	3.33%
Investments in Debt and Equity of Affiliates	$—	—	$261,374	4.94%	$261,374	4.94%
Total: GAAP Basis	$21,522	1.87%	$948,335	2.92%	$969,857	2.90%

The following table presents a summary of the financing arrangements by maturity on our Investment Portfolio as of December 31, 2019 ($ in thousands):

	Agency		Credit		Total
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
30 days or less	$1,011,185	2.05%	$587,325	2.92%	$1,598,510	2.37%
31-60 days	1,098,093	1.96%	470,568	3.29%	1,568,661	2.36%
61-90 days	—	—	71,753	2.99%	71,753	2.99%
91-180 days	—	—	20,384	3.79%	20,384	3.79%
Greater than 180 days	—	—	231,576	3.90%	231,576	3.90%
Total: Non-GAAP Basis	$2,109,278	2.01%	$1,381,606	3.23%	$3,490,884	2.49%
Investments in Debt and Equity of Affiliates	$—	—	$257,416	3.94%	$257,416	3.94%
Total: GAAP Basis	$2,109,278	2.01%	$1,124,190	3.07%	$3,233,468	2.38%

(1)As of December 31, 2019, our weighted average days to maturity is 94 days and our weighted average original days to maturity is 164 days on a GAAP Basis. As of December 31, 2019, our weighted average days to maturity is 92 days and our weighted average original days to maturity is 196 days on a Non-GAAP Basis.

Repurchase agreements

The following table presents, as of March 31, 2020, a summary of the repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
Total: Non-GAAP Basis	$394,878	2.56%	2.56%	2.1%
Investments in Debt and Equity of Affiliates	$82,556	3.64%	3.64%	12.4%
Total: GAAP Basis	$312,322	2.27%	2.27%	(0.6)%

The following table presents, as of December 31, 2019, a summary of the repurchase agreements by maturity on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

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

The decrease in the balance of our repurchase agreements from December 31, 2019 to March 31, 2020 is due primarily to selling collateral in order to meet margin calls.

The following table presents, as of March 31, 2020, a summary of our repurchase agreements on our Re/Non-performing loans ($ in thousands).

	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
Total: GAAP Basis	$129,194	2.63%	2.99%	7.0%

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
31-60 days	$24,584	3.14%	3.14%	56	33.7%
Greater than 180 days	107,010	3.61%	3.80%	727	19.3%
Total: GAAP Basis	$131,594	3.53%	3.68%	602	22.0%

The following table presents, as of March 31, 2020, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut
Total: GAAP Basis	$3,370	3.76%	5.13%	9.4%

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$3,017	4.46%	5.89%	1,097	35.4%

Financing facilities

The following table presents information regarding revolving facilities as of March 31, 2020 and December 31, 2019 ($ in thousands). It also reconciles these items to GAAP.

			March 31, 2020				December 31, 2019
Facility	Investment	Maturity Date	Rate	Funding Cost (1)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (1)	Balance
Revolving facility B (2)(3)	Re/Non-performing loans	June 28, 2021	3.61%	3.61%	$20,627	$110,000	3.80%	3.80%	$21,546
Revolving facility C (2)(3)	Commercial loans	August 10, 2023	2.80%	3.05%	94,007	100,000	3.85%	4.01%	89,956
Revolving facility D (2)(3)	Non-QM loans	February 16, 2021	2.84%	5.62%	172,059	312,130	3.61%	4.02%	177,899
Revolving facility E (2)	Re/Non-performing loans	November 25, 2020	2.90%	2.90%	1,670	1,670	3.73%	3.73%	1,808
Revolving facility F (2)	Re/Non-performing loans	July 25, 2021	3.42%	3.42%	5,089	14,120	3.55%	3.55%	5,266
Revolving facility G (2)(3)	Re/Non-performing loans	January 26, 2021	3.16%	3.26%	410,337	440,000	—	—	—
Total: Non-GAAP Basis					$703,789	$977,920			$296,475
Investments in Debt and Equity of Affiliates					$178,818	$327,920			$184,973
Total: GAAP Basis					$524,971	$650,000			$111,502

(1)Funding costs represent the stated rate inclusive of any deferred financing costs.
(2)Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Increasing our borrowing capacity under this facility requires consent of the lender. See Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on Revolving Facility G.

The increase in our Revolving facility G balance from December 31, 2019 to March 31, 2020 is due primarily to financing obtained to purchase a new pool of Re/nonperforming loans during the period.

As previously mentioned, on May 28, 2020, we entered into a MLPSA. The MLPSA provided for the Loan Sale which closed on May 28, 2020, resulting in Revolving facility G being paid off.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity ("SPE") to facilitate the transaction. We determined that the SPE was a variable interest entity ("VIE") and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated December 2014 VIE"). See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on Consolidated December 2014 VIE.

The following table details certain information related to the Consolidated December 2014 VIE as of March 31, 2020 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$6,011	$5,836	3.33%	1.29%	0.93
Retained tranche	7,680	5,354	5.30%	18.18%	6.74
Total resecuritized asset (3)	$13,691	$11,190	4.43%	9.37%	4.19

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2) As of March 31, 2020, we have recorded secured financing of $5.8 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.
(3)As of March 31, 2020, the fair market value of the total resecuritized asset is included on our consolidated balance sheets as "Non-Agency RMBS."

The following table details certain information related to the Consolidated December 2014 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Face	Fair Value	Coupon	Yield	Life (Years) (1)
Consolidated tranche (2)	$7,204	$7,230	3.46%	4.11%	1.96
Retained tranche	7,851	6,608	5.37%	18.14%	7.64
Total resecuritized asset (3)	$15,055	$13,838	4.46%	10.81%	4.92

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)As of December 31, 2019, we have recorded secured financing of $7.2 million on our consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.
(3)As of December 31, 2019, the fair market value of the total resecuritized asset is included on our consolidated balance sheets as "Non-Agency RMBS."

In August 2019, we entered into a securitization transaction of certain of our residential mortgage loans, pursuant to which we created an SPE to facilitate the transaction. We determined that the SPE was a VIE and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated August 2019 VIE"). See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on the Consolidated August 2019 VIE.

The following table details certain information related to the Consolidated August 2019 VIE as of March 31, 2020 ($ in thousands):

			Weighted Average
	Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans (2)	$258,424	$214,176	4.03%	4.73%	6.90
Securitized debt (3)	211,749	191,346	2.92%	2.80%	5.00

(1)Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)This represents all loans contributed to the Consolidated August 2019 VIE.
(3)As of March 31, 2020, we have recorded secured financing of $191.3 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The following table details certain information related to the Consolidated August 2019 VIE as of December 31, 2019 ($ in thousands):

			Weighted Average
	Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans (2)	$263,956	$255,171	3.96%	5.11%	7.66
Securitized debt (3)	217,455	217,118	2.92%	2.86%	5.00

(1)Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)This represents all loans contributed to the Consolidated August 2019 VIE.
(3)As of December 31, 2019, we have recorded secured financing of $217.1 million on the consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

Leverage

We define GAAP leverage as the sum of (1) our GAAP financing arrangements net of any restricted cash posted on such financing arrangements, (2) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (3) securitized debt, at fair value.  We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the previous sentence, and any fully non-recourse financing arrangements and (iii) our net TBA position (at cost). Our calculations of GAAP leverage and Economic Leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments.

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

March 31, 2020	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$1,122,525	$358,665	3.1x
Non-recourse financing arrangements	(197,182)
Financing arrangements through affiliated entities	250,511
Net TBA (receivable)/payable adjustment	(392)
Economic Leverage	$1,175,462	$358,665	3.3x

December 31, 2019	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,441,451	$849,046	4.1x
Non-recourse financing arrangements	(224,348)
Financing arrangements through affiliated entities	257,416
Economic Leverage	$3,474,519	$849,046	4.1x

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
Our centrally cleared trades require that we post an "initial margin" to our counterparties of an amount determined by the Chicago Mercantile Exchange ("CME") and the London Clearing House ("LCH"), the central clearinghouses ("CCPs") through which those trades are cleared, which is generally intended to be set at a level sufficient to protect the CCPs from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash "variation margin" with our counterparties on our centrally cleared trades based upon daily changes in the fair value as measured by the CCPs. The daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. The carrying amount of centrally cleared interest rate swaps and futures reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 to the "Notes to Consolidated Financial Statements (unaudited)" for more information.

On March 23, 2020, in an effort to prudently manage our portfolio through unprecedented market volatility resulting from the COVID-19 pandemic and preserve long-term stockholder value, we sold our 30 Year Fixed Rate Agency securities, our most interest rate sensitive assets, and as a result, removed all of our interest rate swap positions, a decrease of $1.9 billion swap notional amount.

The following table summarizes certain information on our non-hedge derivatives and other instruments (in thousands) as of the dates indicated.

		March 31, 2020		December 31, 2019
Notional amount of non-hedge derivatives and other instruments:	Notional Currency	Notional Amount	Weighted Average Life (Years)	Notional Amount	Weighted Average Life (Years)
Pay Fix/Receive Float Interest Rate Swap Agreements (1)(2)	USD	$—	—	$1,943,281	4.25
Payer Swaptions	USD	350,000	0.43	650,000	0.42
Short positions on British Pound Futures (3)	GBP	7,563	0.21	6,563	0.21
Short positions on Euro Futures (4)	EUR	1,625	0.21	1,500	0.21

(1)As of December 31, 2019, there were $94.5 million notional amount of pay fix/receive float interest rate swap agreements held through investments in debt and equity of affiliates.
(2)As of December 31, 2019, the weighted average life of interest rate swaps on a GAAP basis was 4.32 years and the weighted average life of interest rate swaps held through investments in debt and equity of affiliates was 2.83 years.
(3)Each British Pound Future contract embodies £62,500 of notional value.
(4)Each Euro Future contract embodies €125,000 of notional value.

Interest rate swaps

To help mitigate exposure to increases in interest rates, we may use currently-paying and forward-starting, one- or three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements. This arrangement helps hedge our exposure to higher interest rates because the variable-rate payments received on the swap agreements help to offset additional interest accruing on the related borrowings due to the higher interest rate, leaving the fixed-rate payments to be paid on the swap agreements as our effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the swap agreements and actual borrowing rates.

During the quarter ended March 31, 2020, we sold our interest rate sensitive assets. As a result, we did not hold any interest rate swap positions as of March 31, 2020.

As of December 31, 2019, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of December 31, 2019 ($ in thousands). It also reconciles these items to GAAP.

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2020	$105,000	1.54%	1.91%	0.20
2022	837,531	1.64%	1.91%	2.69
2023	5,750	3.19%	1.91%	3.85
2024	650,000	1.52%	1.90%	4.80
2026	180,000	1.50%	1.89%	6.70
2029	165,000	1.77%	1.94%	9.85
Total/Wtd Avg	$1,943,281	1.60%	1.91%	4.25
Investments in Debt and Equity of Affiliates	$94,531	1.61%	1.93%	2.83
Total/Wtd Avg: GAAP Basis	$1,848,750	1.60%	1.91%	4.32
(1) 100% of our receive variable interest rate swap notional amount resets quarterly based on three-month LIBOR.

Dividends

Federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT ordinary taxable income, without regard to the deduction for dividends paid and excluding net capital gains and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our financing arrangements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make required cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our follow-on offerings to acquire assets in our target asset classes we may fund our quarterly distributions out of such net proceeds.

As described above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in September of the following year. We estimate that we do not have any undistributed taxable income as of March 31, 2020. Refer to the "Results of operations" section above for more detail.

On March 27, 2020, we announced that our Board of Directors approved a suspension of our quarterly dividends on our common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common dividends that normally would have been declared in March 2020 and the preferred dividend that would have been declared in May 2020, in order to conserve capital and preserve liquidity. Based on current circumstances, it is our intention to suspend quarterly dividends on common and preferred stock for the foreseeable future. Refer to Note 12 in the "Notes to Consolidated Financing Statements (Unaudited)" for more information on the Company's preferred stock.

No common stock dividends were declared during the three months ended March 31, 2020. The following tables detail our common stock dividends during the three months ended March 31, 2019:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50

The following tables detail our preferred stock dividends on our 8.25% Series A and 8.00% Series B Preferred Stock during the three months ended March 31, 2020 and March 31, 2019.

2020
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/14/2020	2/28/2020	3/17/2020	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/14/2020	2/28/2020	3/17/2020	$0.50

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.000% Series C	2/14/2020	2/28/2020	3/17/2020	$0.50

2019
Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.25% Series A	2/15/2019	2/28/2019	3/18/2019	$0.51563

Dividend	Declaration Date	Record Date	Payment Date	Dividend Per Share
8.00% Series B	2/15/2019	2/28/2019	3/18/2019	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs. Our principal sources of cash as of March 31, 2020 consisted of proceeds from sales of assets in an effort to prudently manage our portfolio through unprecedented market volatility resulting from the global pandemic of the COVID-19 virus, borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At March 31, 2020, we had $92.3 million of cash available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

As previously discussed, on June 1, 2020, we entered into a third forbearance agreement with the Participating Counterparties, providing for a forbearance period ending on June 15, 2020. Pursuant to the terms of the Forbearance Agreement, we must comply with a set of restrictive covenants set forth in the Forbearance Agreement, including restrictions on the use of our cash, restrictions on our incurrence of additional debt, and restrictions on the sale of our assets. We also granted to the Participating Counterparties a lien and security interest in all of our unencumbered assets. Upon entering into the Reinstatement Agreement with the Participating Counterparties, we are no longer subject to the restrictive covenants set forth in the Forbearance Agreement and the lien and security interest granted to the Participating Counterparties on all of our unencumbered assets were terminated and released.

Leverage

The amount of leverage, or debt, we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitations placed upon us through covenants contained in our financing arrangements. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and the cost of any hedging activities. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

As previously described, due to market volatility during the quarter ended March 31, 2020, we executed on various asset sales in an effort to create additional liquidity and de-risk our portfolio. As a result of these asset sales and related debt pay-offs, we have reduced the number of financing counterparties we have, bringing the overall number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 18 as of March 31, 2020 with debt outstanding of $1.2 billion, inclusive of financing arrangements through affiliated entities. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at March 31, 2020 and December 31, 2019.

As described above in the "Financing activities" section of this Item 2, we entered into a resecuritization transaction in 2014 and a securitization transaction of certain of our residential mortgage loans in August 2019 that resulted in the consolidation of those VIEs created with the SPEs. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 3 and 4 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail.

Subsequent to quarter end, we entered into the Forbearance Agreement pursuant to which the consent of the Participating Counterparties was required in order for us to increase our leverage. As described above, upon entering in to the Reinstatement Agreement, we are no longer subject to the restrictive covenants set forth in the Forbearance Agreement, though the Reinstatement Agreement limits our Recourse Indebtedness to Stockholder's Equity (both as defined therein) leverage ratio to no greater than 3:1.

The following table presents information at March 31, 2020 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse Securities, LLC - Non-GAAP	$34,269	105	9.5%
Non-GAAP Adjustments (a)	(32,539)	978	(9.0)%
Credit Suisse Securities, LLC - GAAP	$1,731	1,083	0.5%
(a)Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

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
(a)Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

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

On March 20, 2020, we notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Since March 23, 2020, we have received notifications of alleged events of default and deficiency notices from several of our financing counterparties. Subject to the terms of the applicable financing arrangement, if we fail to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may be able to demand immediate payment by us of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations are not paid, may be permitted to sell the financed assets and apply the proceeds to our financing obligations and/or take ownership of the assets securing our financing obligations. During this period of market upheaval, we engaged in discussions with our financing counterparties and entered into the Forbearance Agreement. During the Forbearance Period, we did not have any obligation to make any margin payments as it related to the Participating Counterparties. As described above, on June 10, we entered into a Reinstatement Agreement with the Participating Counterparties and the JPM Reinstatement Agreement which reinstates each Bilateral Agreement. As a result, we will be responsible for making any future margin payments with respect to any financing arrangements relating to these agreements.

As of June 10, 2020, we have met all margin calls. Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on outstanding deficiencies.

Cash Flows

As of March 31, 2020, our cash, cash equivalents, and restricted cash totaled $133.7 million representing a net increase of $8.3 million from $125.4 million at December 31, 2019. Cash provided by continuing operating activities of $7.4 million was attributable to net interest income less operating expenses. Cash provided by continuing investing activities of $1,976.3 million was attributable to sales of investments and principal repayments of investments less purchases of investments. Cash used in continuing financing activities of $(1,975.4) million was primarily attributable to repayments of financing arrangements and dividend payments offset by borrowings under financing arrangements.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the three months ended March 31, 2020, we did not sell any shares of common stock under the Equity Distribution Agreements. For the three months ended March 31, 2019, we sold 503.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. As of March 31, 2020, we have sold approximately 1.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $26.6 million.

Common stock offering

On February 14, 2019, we completed a public offering of 3,000,000 shares of our common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' exercise of their over-allotment option at a price of $16.70 per share. Net proceeds to us from the offering were approximately $57.4 million, after deducting estimated offering expenses.

Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock issuance

On September 17, 2019, we completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option with a liquidation preference of $25.00 per share. We received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of our Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.

Contractual obligations

Management agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum.

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months ended March 31, 2020 and March 31, 2019, we incurred management fees of approximately $2.1 million and $2.3 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $2.3 million and $3.8 million of Other operating expenses for the three months ended March 31, 2020 and March 31, 2019, respectively, we have accrued $2.0 million in both periods, representing a reimbursement of expenses.

On April 6, 2020, we executed an amendment to the management agreement pursuant to which the Manager agreed to defer our payment of the management fee and reimbursement of expenses as detailed above through September 30, 2020, or such other time as we and the Manager agree.

Subordinated debt

On April 10, 2020, in connection with the initial Forbearance Agreement, we issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to us. Additionally, on April 27, 2020, in connection with the second forbearance agreement, we entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to us. The $10 million loan made on April 10, 2020 is payable on March 31, 2021, and the $10 million loan made on April 27, 2020 is payable on July 27, 2020. The unpaid balance of the Note accrues interest at a rate of 6.0% per annum. Interest on the Note is payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note.

The Manager has agreed to subordinate our obligations with respect to the Note and liens held by the Manager for the security of the performance of our obligations under the Note to our obligations to the Participating Counterparties and to the secured promissory note payable to Royal Bank of Canada, which we repaid in full on June 11, 2020.

Share-based compensation

Pursuant to the Manager Equity Incentive Plan and the Equity Incentive Plan, we can award up to 277,500 shares of common stock in the form of restricted stock, stock options, restricted stock units or other types of awards to our directors, officers, advisors, consultants and other personnel and to our Manager. As of March 31, 2020, 11,456 shares of common stock were available to be awarded under the equity incentive plans. Awards under the equity incentive plans are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the applicable award agreement (as determined by the compensation committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance goals, or a combination of both. The compensation committee also has the authority to provide for accelerated vesting of an award upon the occurrence of certain events in its discretion.

As of March 31, 2020, we have granted an aggregate of 105,794 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of March 31, 2020, all the shares of restricted common stock granted to our Manager and independent directors have vested and 99,991 restricted stock units granted to our Manager have vested. The 20,009 restricted stock units that have not vested as of March 31, 2020 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock when the units vest on July 1, 2020. The units do not entitle the recipient the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments

See our "Off-balance sheet arrangements" section below and Note 13 of the "Notes to Consolidated Financial Statements" for a details on our unfunded commitments as of March 31, 2020.

MATT Financing Arrangement Restructuring

On April 3, 2020, we, alongside private funds under the management of Angelo Gordon, restructured our financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement requires all principal and interest on the underlying assets in MATT be used to paydown principal and interest on the outstanding financing arrangements. As of the April 3, 2020, the financing arrangement within MATT will be non-recourse to us. The Restructured Financing Arrangement provides for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by us of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty will be entitled to 35% of the remaining equity in the assets. We have an approximate 44.6% interest in MATH.

Other

As of March 31, 2020 and December 31, 2019, we are obligated to pay accrued interest on our financing arrangements in the amount of $1.5 million and $10.8 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to the repayment of financing arrangements in conjunction with the sales of various assets by us and the seizures of various assets by financing counterparties in Q1 2020.

Off-balance sheet arrangements

We may enter into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We may also enter into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of March 31, 2020, we had a net long TBA position with a net payable amount of $0.4 million. We recorded $2.7 million of derivative assets and $2.3 million of derivative liabilities, in the "Other assets" and "Other liabilities" line items, respectively, on our consolidated balance sheets.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, our interest in AG Arc, and certain derivatives. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Assets (1)	Liabilities	Equity	Assets (1)	Liabilities	Equity
Agency Excess MSR	$535	$—	$535	$555	$—	$555
Total Agency RMBS	535	—	535	555	—	555

Re/Non-Performing Loans	76,532	(59,054)	17,478	87,216	(56,811)	30,405
Non-QM Loans	231,915	(202,039)	29,876	254,276	(200,257)	54,019
Land Related Financing	22,655	—	22,655	16,979	—	16,979
Total Residential Investments	331,102	(261,093)	70,009	358,471	(257,068)	101,403

Freddie Mac K-Series	9,131	—	9,131	12,237	—	12,237
CMBS Interest Only	1,700	—	1,700	1,863	—	1,863
Total Commercial	10,831	—	10,831	14,100	—	14,100
Total Credit Investments	341,933	(261,093)	80,840	372,571	(257,068)	115,503
Total Investments excluding AG Arc	342,468	(261,093)	81,375	373,126	(257,068)	116,058

AG Arc, at fair value	18,519	—	18,519	28,546	—	28,546

Cash and Other assets/(liabilities) (2)	20,642	(1,324)	19,318	12,953	(1,246)	11,707

Investments in debt and equity of affiliates	$381,629	$(262,417)	$119,212	$414,625	$(258,314)	$156,311
(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)Includes financing arrangements on real estate owned as of March 31, 2020 and December 31, 2019 of $(0.3) million for both periods.

The table below details our additional commitments as of March 31, 2020 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
MATH (a)(b)	March 29, 2018	$46,820	$44,590	$2,230
Commercial loan G (c)(d)	July 26, 2018	84,515	52,089	32,426
Commercial loan I (c)	January 23, 2019	20,000	14,646	5,354
Commercial loan J (c)(e)	February 11, 2019	30,000	5,220	24,780
Commercial loan K (c)	February 22, 2019	20,000	11,172	8,828
LOTS (a)	Various	44,995	22,655	22,340
Total		$246,330	$150,372	$95,958

(a)Refer to "Contractual obligations" section above for more information regarding MATH and LOTS.
(b)Subsequent to quarter end, the financing arrangement in this entity was restructured and the commitment was removed. Refer to "Contractual obligations" section above for further details.
(c)We entered into commitments on commercial loans relating to construction projects. See Note 4 to the "Notes to the Consolidated Financial Statements (unaudited)" for further details.
(d)We expect to receive financing of approximately $21.1 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $11.3 million. This financing is not committed and actual financing could vary significantly from our expectations.
(e)We expect to receive financing of approximately $16.1 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $8.7 million. Of the expected financing, $8.1 million is committed by the financing counterparty. Subsequent to quarter end, $6.5 million was committed by the financing counterparty. Actual financing could vary significantly from our expectations.

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

Red Creek

In connection with our investments in Re/Non-Performing Loans and non-QM loans, we may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, we also engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. Beginning in September 2019, we engaged the Asset Manager as the asset manager for our non-QM loans. We pay the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for our Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in our updating the fee amount for our Re/Non-Performing Loans. We also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the three months ended March 31, 2020, the fees paid by us to the Asset Manager totaled $0.3 million and $0.1 million, respectively. In connection with the Forbearance Agreement, we deferred the payment of all fees payable to the Asset Manager as it is an affiliate of the Manager. For the three months ended March 31, 2020, we deferred $0.1 million of fees owed to the Asset Manager and plan to continue to defer fees through September 30, 2020 or such other time as we and the Manager agree.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home, a Delaware limited liability company. Arc Home originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it originates, and purchases additional mortgage servicing rights from third-party sellers. We have an approximate 44.6% interest in AG Arc.

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of March 31, 2020 and December 31, 2019.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of March 31, 2020 and December 31, 2019, these Excess MSRs had fair values of approximately $14.5 million and $18.2 million, respectively.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay an administrative fee to Arc Home. For the three months ended March 31, 2020 and March 31, 2019, the administrative fees paid by us to Arc Home totaled $0.1 million for both periods.

Mortgage Acquisition Trust I LLC

See our "Off-balance sheet arrangements" and "MATT Financing Arrangement Restructuring" sections above.

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

Subordinated debt

See our "Contractual obligations–Subordinated debt" section above.

Other transactions with affiliates

Our Board of Directors has adopted a policy regarding the approval of any "affiliated transaction," which is any transaction or series of transactions in which Angelo Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo Gordon’s management, on the other hand (an "Affiliated Transaction"). In order for us to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by our Chief Risk Officer and the Chief Compliance Officer of Angelo Gordon. For most instruments, if market bids are available, the trading desk will request external bids from the market while simultaneously submitting an internal bid to Compliance and/or Risk. If the highest bid is an external bid, the security or other instrument will be sold to the external bidder and no affilaited transaction will take place. If the highest bid is the internal bid, the price will be the midpoint between the internal bid and the highest external bid. If market bids are not available or prove to be impracticable in Angelo Gordon's reasonable judgment, appropriate pricing will generally be based on a valuation analysis prepared by an independent third party. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

In September 2019, we, alongside private funds managed by Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $28.7 million as of September 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

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

In November 2019, we, alongside private funds managed by Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $322.1 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $21.4 million as of December 31, 2019. We have a 44.6% interest in the retained subordinate tranches.

In February 2020, we, alongside private funds managed by Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $348.2 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $26.6 million as of March 31, 2020. We have a 44.6% interest in the retained subordinate tranches.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. A discussion of the critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 2 to the "Notes to Consolidated Financial Statements (unaudited)." Some of the critical accounting policies described therein include but are not limited to: Valuation of financial instruments, Accounting for real estate securities, Accounting for residential and commercial mortgage loans, Interest income recognition and Financing arrangements.

Additionally, we rely upon the independent pricing of our assets at each quarter end to arrive at what we believe to be reasonable estimates of fair value, whenever available. For more information on our fair value measurements, see Note 6 to the "Notes to Consolidated Financial Statements (unaudited).

Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Compliance with Investment Company Act and REIT Tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions).

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). As of December 31, 2019, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

Due to the recent market conditions as a result of the COVID-19 pandemic and the resultant issues related to our financing arrangements, we sold assets to meet margin calls on our financing arrangements, and some of our subsidiaries currently fail to meet the 55% Test, and as a result must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, we no longer maintain our exempt status.

As we cannot rely on our historical exemption from regulation as an investment company, we now must rely upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we would become out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we are currently working to restore our assets to compliance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk relate to interest rates, liquidity, prepayment rates, real estate, credit and basis risk. While we do not seek to avoid risk completely, we seek to assume risk that can be quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Many of these risks have become particularly heightened due to the COVID-19 pandemic and related economic and market conditions.

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using derivative instruments to adjust interest rate sensitivity of our target assets and borrowings. Our hedging techniques can be highly complex, and the value of our target assets and derivatives may be adversely affected as a result of changing interest rates. Given current market volatility and historically low interest rates and the fact that we removed our interest rate sensitive assets from our portfolio, as of March 31, 2020, we did not have any hedges in place to mitigate the risk of rising interest rates.

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

In an attempt to offset the increase in funding costs related to rising interest rates, our Manager may cause us to enter into hedging transactions structured to provide us with positive cash flow in the event interest rates rise. Our Manager accomplishes this through the use of interest rate derivatives. Some hedging strategies involving the use of derivatives are highly complex, may produce volatile returns and may expose us to increased risks relating to counterparty defaults.

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

We calculate estimated effective duration (i.e., the price sensitivity to changes in risk-free interest rates) to measure the impact of changes in interest rates on our portfolio value. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same securities. We allocate the net duration by asset type based on the interest rate sensitivity.

The following chart details information about our duration gap as of March 31, 2020:

Duration (1)	Years
Agency RMBS	(0.22)
Residential Loans (2)	1.58
Hedges	(0.00)
Subtotal	1.36

Credit Investments, excluding Residential Loans (2)	1.27
Duration Gap	2.63
(1)Duration related to financing arrangements is netted within its respective Agency RMBS and Credit Investments line items.
(2)Residential Loans include Re/Non Performing Loans, Non-QM Loans and Land Related Financing.

The following tables quantify the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of March 31, 2020. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2020, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(6.7)%	(1.6)%	(7.1)%
50	(4.5)%	(1.0)%	(4.8)%
25	(2.2)%	(0.5)%	(2.5)%
(25)	2.8%	0.6%	1.9%
(50)	5.6%	1.3%	2.2%
(75)	7.1%	1.6%	2.2%

(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of March 31, 2020.

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

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term financings primarily in the form of repurchase agreements. Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a cushion of cash and unpledged real estate securities and loans in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) diversifying our exposure across a number of financing counterparties and (ii) monitoring the ongoing financial stability of our financing counterparties.

As discussed throughout this report, the COVID-19 pandemic driven disruptions in the real estate, mortgage and financial markets have negatively affected and are expected to continue to negatively affect our liquidity. During the three months ended March 31, 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

In response to these conditions, we sold assets, reduced the amount of our outstanding financing arrangements and the number of our financing counterparties, and entered into forbearance agreements with our largest financing counterparties. As previously described, on June 10, 2020, we entered into a Reinstatement Agreement, pursuant to which the parties thereto agreed to terminate the Forbearance Agreement and to permanently waive all existing and prior events of default under our financing agreements and to reinstate each Bilateral Agreement, as each may be amended by agreement. For additional information related to the Forbearance Agreement and the Reinstatement Agreement, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing activities.

Liquidity risk – financing arrangements

We pledge real estate securities or mortgage loans and cash as collateral to secure our financing arrangements. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our financing arrangements at their scheduled maturities which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007, 2009 and more recently in March of 2020, our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty, which would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

Our Manager seeks to mitigate our prepayment risk by investing in real estate assets with a variety of prepayment characteristics as well as by attempting to maintain in our portfolio a mix of assets purchased at a premium with assets purchased at a discount. Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to COVID-19, it has become more difficult to predict prepayment levels for the securities in our portfolio.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans, mezzanine loans and our RMBS and CMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Part II – Item 1A. Risk Factors” in this report for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers or operating partners.

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the U.S. financial, mortgage and real estate markets. U.S. financial markets, in particular, are experiencing limited liquidity and a high level of volatility. In reaction to these tumultuous market conditions, banks and other financing participants have generally restricted or limited lending activity and requested margin posting or repayments where applicable. We expect these conditions to persist for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York. On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed on Form 8-K, filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. As of March 31, 2020, the Company had determined that a material loss was probable and a loss contingency of $7.0 million was established as of that date. The Company has recognized this liability in the "Net realized gain/(loss)" line item on the consolidated statement of operations. Subsequent to quarter end, the Company repaid the secured promissory note due to RBC in full.

ITEM 1A.	RISK FACTORS.

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

The novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact has had and may continue to have a material adverse effect on our business, liquidity, results of operations, financial condition, and ability to make distributions to our stockholders.
The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. Recently, we have experienced declines in the value of our target assets as well as adverse developments with respect to the cost and terms of financing available to us, and have received margin calls, default notices and deficiency letters from certain of our financing counterparties. Additionally, we expect over the near and long term that the economic impacts of the pandemic will impact the financial stability of the mortgage loans and mortgage loan borrowers underlying the residential and commercial securities and loans that we own and, as a result, anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets. Forced sales of the securities and other assets that secure our repurchase and other financing arrangements in the current environment have been, and will likely continue to be, on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on our results of operations, and, in turn, cash available for distribution to our stockholders and on the value of our assets.

In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. The Federal Reserve recently significantly further lowered interest rates in response to COVID-19 pandemic concerns. These market interest rate declines have negatively affected our results of operations for prior periods and may continue to negatively affect our results of operations for future periods.

There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Our inability to access funding or the terms on which funding is available could have a material adverse effect on our results of operations and financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

Our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now in connection with the COVID-19 pandemic. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, late in the first quarter of 2020, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties, resulting in us having to pay cash or additional securities to satisfy margin calls that were well beyond historical norms. These trends had and, if continued, could continue to have a material adverse impact on our liquidity and could lead to significant losses.

We expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our loans and the loans that underlie our investment securities and limit our ability to grow our business.

We are subject to risks related to residential mortgage loans, commercial mortgage loans, and mezzanine loans. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our residential MBS (“RMBS”) and commercial MBS (“CMBS”) investments. As a result, we anticipate that the number of borrowers who become delinquent or default on their financial obligations may increase significantly, and in addition to borrowers who are seeking to defer the payment of principal and/or interest or other payments on certain of the loans that we own. When a residential mortgage loan is delinquent, or in default, forbearance or foreclosure, we may be required to advance payments for taxes and insurance associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. Such increased levels of payment delinquencies, defaults, foreclosures, forbearance arrangements or losses would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders, and any such impact may be material. Moreover, a number of states are considering or have already implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or operating partner in the event of a default or failure to meet its financial obligations to us.

We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the slow-down in economic activity caused by the COVID-19 pandemic. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential mortgage loans, mezzanine loans and our RMBS and investments, the fair value of these assets and our ability to originate and acquire our target assets, which would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the fair value of our assets and may also reduce the level of new mortgage and other residential real estate-related investment opportunities available to us, which would adversely affect our ability to grow our business and fully execute our investment strategy, could decrease our earnings and liquidity, and may expose us to further margin calls.

Market disruptions caused by COVID-19 may make it more difficult for the loan servicers we rely on to perform a variety of services for us, which may adversely impact our business and financial results.

In connection with our business of acquiring and holding residential mortgage loans and investing in CMBS, and non-Agency RMBS, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the loans underlying our CMBS and non-Agency RMBS to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as forbearance, workouts, modifications, foreclosures, short sales and sales of foreclosed property. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our RMBS and CMBS investments. As a result, we anticipate that the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans and the loans that underlie our RMBS and CMBS or if any such servicer experiences financial distress.

Our ability to make distributions to our stockholders has been and may continue to be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we announced on March 27, 2020 that our board of directors elected to suspend the payment of quarterly dividends on our common stock and our 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of the date of this report, we have not yet reinstated quarterly dividends on any of our capital stock. No assurance can be given that we will be able to reinstate quarterly dividends on our common stock and/or preferred stock or make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time. Under the terms governing our series of preferred stock, we generally cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

Additionally, in 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs (i.e., REITs required to file annual and periodic reports with the SEC under the Exchange Act) to make elective cash/stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In May 2020, the Internal Revenue Service temporarily reduced the minimum cash component from 20% to 10% for dividends declared on or after April 1, 2020 until December 31, 2020. Pursuant to this revenue procedure, we may elect to make future distributions of our taxable income to common stockholders in a mixture of our common stock and cash. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, common stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

We have experienced, and may experience in the future, a decline in the fair value of our investments as a result of COVID-19, which could materially and adversely affect us.

During the quarter ended March 31, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of COVID-19 may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Negative impacts on our business caused by COVID-19 may cause us to default on certain financial covenants contained in our financing arrangements.

The repurchase agreements that finance a portion of our investment portfolio, and repurchase agreements we enter into in the future, may contain financial covenants. The negative impacts on our business caused by COVID-19 have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and the financing counterparties could elect to declare the repurchase price due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. As a result, a default on any of our financing agreements could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of our Manager's personnel are working remotely. If our Manager's personnel are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to materially adverse declines in the market values of our assets, illiquidity in our investment and financing markets and our ability to effectively conduct our business.

We are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of the Bilateral Agreements and any future borrowings under additional financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount borrowed. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. In addition, some collateral may be more illiquid than other instruments in which we invest, which typically have more stringent margin requirements in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat, or occurrence of, a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we have and expect to have and our size, we may incur substantial losses upon the threat or occurrence of a margin call as occurred in the first quarter of 2020 as a result of the COVID-19 pandemic.

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
Our assets are not subject to any geographic diversification or concentration limitations. We concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. A significant percentage of our residential mortgage loans are concentrated in California and New York, two states adversely impacted by the COVID-19 pandemic. In addition, some of our commercial loans are located in states where recently there have been bouts of civil unrest. Adverse conditions in these areas (including business layoffs or downsizing, industry slowdowns, property damage and other factors) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us.

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

In order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). As of December 31, 2019, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

Due to the recent market deterioration and resulting defaults on our financing arrangements, we have sold assets to meet margin calls on our financing arrangements, and some of our subsidiaries designed to rely on Section 3(c)(5)(C) currently fail to meet the 55% Test, and as a result must rely on Section 3(c)(7) to avoid registration as investment companies. As a result, we no longer satisfy the 40% Test.

As we cannot rely on our historical exemption from regulation as an investment company, we now must rely upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we would become out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we are currently working to restore our assets to compliance. The one-year grace period started when we sold our 30 Year Fixed Rate Agency securities, which was in March of 2020.

There is no assurance that we will not be deemed subject to the 1940 Act and be required to register as an investment company. While in transient investment company status, we will actively pursued alternatives for regaining compliance with the exemption. Qualification for exemption from the definition of investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. In either case we could be required to restructure our activities and investments in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act. Either of these outcomes could negatively affect our business, the value of shares of our stock and our ability to make distributions to our stockholders.

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

*4.5
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.5 of Form 10-K, filed with the Securities and Exchange Commission on February 28, 2020.

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

*10.25
First Amendment to Management Agreement, dated April 6, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and AG REIT Management, LLC, incorprated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2020.

*10.26
The Forbearance Agreement, dated April 10, 2020, by and among AG Mortgage Investment Trust, Inc. and its undersigned affiliates, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.27
Secured Promissory Note, dated April 10, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and AG REIT Management, LLC, incorporated by reference to Exhibit 10.2 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.28
Security and Collateral Agency Agreement, dated April 10, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorporated by reference to Exhibit 10.3 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.29
Security Agreement, dated April 10, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorprated by reference to Exhibit 10.4 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.30
Intercreditor and Subordination Agreement, dated April 10, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Wilmington Trust, incorporated by reference to Exhibit 10.5 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.31
Second Forbearance Agreement, dated April 27, 2020, by and among AG Mortgage Investment Trust, Inc. and its undersigned affiliates, incorprated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2020.

*10.32
Amendment No. 1 to Secured Promissory Note, dated April 27, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and AG REIT Management, LLC, incorporated by reference to Exhibit 10.2 on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2020.

*10.33
Amendment No. 1 to Security Agreement, dated April 27, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorporated by reference to Exhibit 10.3 on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2020.

*10.34
Amendment No. 1 to Intercreditor and Subordination Agreement, dated April 27, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Wilmington Trust, incorporated by reference to Exhibit 10.4 on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2020.

*10.35
Mortgage Loan Purchase and Sale Agreement, dated May 28, 2020, by and between UMB Bank, Wilmington Savings Fund Society, and AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”), incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.36
Third Forbearance Agreement, dated June 1, 2020, by and among AG Mortgage Investment Trust, Inc. and its undersigned affiliates, incorprated by reference to Exhibit 10.2 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.37
Secured Promissory Note, dated May 28, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Royal Bank of Canada, incorporated by reference to Exhibit 99.2 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.38
Security Agreement, dated May 28, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorprated by reference to Exhibit 99.3 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.39
Intercreditor and Subordination Agreement, dated May 28, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”), Wilmington Trust, and Royal Bank of Canada, incorporated by reference to Exhibit 99.4 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.40
Amended and Restated Promissory Note, dated May 28, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and AG REIT Management, LCC, incorporated by reference to Exhibit 99.5 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.41
Amended and Restated Security Agreement, dated May 28, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorporated by reference to Exhibit 99.6 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

*10.42
Intercreditor and Subordination Agreement, dated May 28, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”), AG REIT Management LLC, and Royal Bank of Canada, incorporated by reference to Exhibit 99.7 on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2020.

10.43
Reinstatement Agreement, dated as of June 10, 2020, by and between AG Mortgage Investment Trust, Inc. and BofA securities, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse AG, Credit Suisse International, Barclays Capital Inc., Barclays Bank PLC, Wells Fargo Bank, National Association and Goldman Sachs Bank USA.

10.44	Master Repurchase Agreement, dated as of August 10, 2018, by and between AG MIT CREL II, LLC and JPMorgan Chase Bank, National Association.

10.45	Guarantee Agreement, dated as of August 10, 2018, by and between AG Mortgage Investment Trust, Inc. and JPMorgan Chase Bank, National Association.

10.46
Amended and Restated Master Repurchase Agreement, dated as of April 3, 2020, by and between Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD and Mortgage Acquisition Trust I LLC.

10.47	Master Repurchase Agreement, dated as of June 6, 2019, by and between Credit Suisse AG, Cayman Islands Branch, Mortgage Acquisition Trust I LLC and Mortgage Acquisition Holding I LLC.

10.48
Amendment No. 1 to Master Repurchase Agreement, dated as of April 3, 2020, by and between Credit Suisse AG, Cayman Islands Branch, Mortgage Acquisition Trust I LLC and Mortgage Acquisition Holding I LLC.

10.49	Master Repurchase Agreement, dated as of February 21, 2018, by and between Credit Suisse AG, Cayman Islands Branch and GCAT Depositor 2017-19, LLC.

10.50	Guaranty, dated as of February 21, 2018, by and between AG Mortgage Investment Trust, Inc. and Credit Suisse AG, Cayman Islands Branch.

10.51	Master Repurchase Agreement, dated as of November 25, 2019, by and between Credit Suisse AG, Cayman Islands Branch and GCAT Depositor 2017-19, LLC.

10.52	Master Repurchase Agreement, dated as of February 18, 2015, by and between Credit Suisse Securities (USA) LLC and AG MIT CMO EC LLC.

10.53	Guarantee, dated as of December 19, 2018, made by AG Mortgage Investment Trust, Inc. and Barclays Bank PLC.

10.54	Amendment No. 1 to Guarantee, dated as of May 28, 2020, by and between AG Mortgage Investment Trust, Inc. and Barclays Bank PLC.

10.55	Third Amended and Restated Annex I.A Amended and Restated Additional Supplemental Terms and Conditions, dated as of May 28, 2020, by and between Barclays Bank PLC and AG MIT, LLC.

10.56	Master Repurchase Agreement, dated as of December 19, 2018, by and between Barclays Bank PLC and AG MIT, LLC.

10.57	Reinstatement Agreement, dated as of June 10, 2020, by and between AG Mortgage Investment Trust, Inc., AG MIT CREL II, LLC and JPMorgan Chase Bank, National Association.

10.58	Guaranty, dated as of February 18, 2015, by and between AG Mortgage Investment Trust, Inc. and Credit Suisse Securities (USA) LLC.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

June 12, 2020	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

June 12, 2020	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer)

June 12, 2020	By:	/s/ Alison Halpern
Alison Halpern
Chief Accounting Officer (principal accounting officer)