Form 10-Q
period 2020-06-30
AG Mortgage Investment Trust, Inc.
filed 2020-08-10
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Large Accelerated filer ☐  Accelerated filer ☒ Non-Accelerated filer ☐ Smaller reporting company ☒  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
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

As of August 6, 2020, there were 34,234,601 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Real estate securities, at fair value:
Agency - $0 and $2,234,921 pledged as collateral, respectively	$—	$2,315,439
Non-Agency - $36,913 and $682,828 pledged as collateral, respectively (1)	45,817	717,470
CMBS - $73,294 and $413,922 pledged as collateral, respectively	86,654	416,923
Residential mortgage loans, at fair value - $171,316 and $171,224 pledged as collateral, respectively (2)	379,822	417,785
Commercial loans, at fair value - $5,441 and $4,674 pledged as collateral, respectively	127,685	158,686
Investments in debt and equity of affiliates	122,929	156,311
Excess mortgage servicing rights, at fair value	12,294	17,775
Cash and cash equivalents	68,150	81,692
Restricted cash	1,084	43,677
Other assets	11,163	21,905
Assets held for sale - Single-family rental properties, net	—	154
Total Assets	$855,598	$4,347,817

Liabilities
Financing arrangements	$251,098	$3,233,468
Securitized debt, at fair value (1)(2)	198,974	224,348
Dividend payable	—	14,734
Due to affiliates	31,396	5,226
Other liabilities	8,446	19,449
Liabilities held for sale - Single-family rental properties, net	306	1,546
Total Liabilities	490,220	3,498,771
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 2,070 shares issued and outstanding ($52,817 aggregate liquidation preference)	49,921	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($117,300 aggregate liquidation preference)	111,293	111,293
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 4,600 shares issued and outstanding ($117,300 aggregate liquidation preference)	111,243	111,243
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 33,825 and 32,742 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	338	327
Additional paid-in capital	666,127	662,183
Retained earnings/(deficit)	(573,544)	(85,921)
Total Stockholders’ Equity	365,378	849,046

Total Liabilities & Stockholders’ Equity	$855,598	$4,347,817
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)See Note 3 for details related to variable interest entities.
(2)See Note 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Interest Income
Interest income	$13,369	$40,901	$53,637	$82,391
Interest expense	8,613	23,030	28,584	45,124
Total Net Interest Income	4,756	17,871	25,053	37,267

Other Income/(Loss)
Net realized gain/(loss)	(91,609)	(27,510)	(242,752)	(48,093)
Net interest component of interest rate swaps	—	1,800	923	3,581
Unrealized gain/(loss) on real estate securities and loans, net	109,632	43,165	(204,265)	89,918
Unrealized gain/(loss) on derivative and other instruments, net	(9,453)	(10,839)	(3,767)	(20,925)
Foreign currency gain/(loss), net	(156)	—	1,493	—
Other income	1	216	4	630
Total Other Income/(Loss)	8,415	6,832	(448,364)	25,111

Expenses
Management fee to affiliate	1,678	2,400	3,827	4,745
Other operating expenses	4,482	3,807	5,324	7,588
Restructuring related expenses	7,104	—	8,604	—
Equity based compensation to affiliate	75	73	163	199
Excise tax	—	186	(815)	278
Servicing fees	566	416	1,145	787
Total Expenses	13,905	6,882	18,248	13,597

Income/(loss) before equity in earnings/(loss) from affiliates	(734)	17,821	(441,559)	48,781

Equity in earnings/(loss) from affiliates	3,434	2,050	(40,758)	1,279
Net Income/(Loss) from Continuing Operations	2,700	19,871	(482,317)	50,060
Net Income/(Loss) from Discontinued Operations	361	(1,193)	361	(2,227)
Net Income/(Loss)	3,061	18,678	(481,956)	47,833

Dividends on preferred stock (1)	5,667	3,367	11,334	6,734

Net Income/(Loss) Available to Common Stockholders	$(2,606)	$15,311	$(493,290)	$41,099

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(0.09)	$0.50	$(15.05)	$1.37
Discontinued Operations	0.01	(0.03)	0.01	(0.07)
Total Earnings/(Loss) Per Share of Common Stock	$(0.08)	$0.47	$(15.04)	$1.30

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(0.09)	$0.50	$(15.05)	$1.37
Discontinued Operations	0.01	(0.03)	0.01	(0.07)
Total Earnings/(Loss) Per Share of Common Stock	$(0.08)	$0.47	$(15.04)	$1.30

Weighted Average Number of Shares of Common Stock Outstanding
Basic	32,859	32,709	32,804	31,636
Diluted	32,859	32,737	32,804	31,664
(1) The three and six months ended June 30, 2020 include cumulative and undeclared dividends of $5,667 on the Company's Preferred Stock as of June 30, 2020.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended June 30, 2020 and June 30, 2019
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at April 1, 2020	32,749	$327	$49,921	$111,293	$111,243	$662,486	$(576,605)	$358,665
Net proceeds from issuance of common stock	1,002	10	—	—	—	3,489	—	3,499
Grant of restricted stock and amortization of equity based compensation	74	1	—	—	—	152	—	153
Net Income/(Loss)	—	—	—	—	—	—	3,061	3,061
Balance at June 30, 2020	33,825	$338	$49,921	$111,293	$111,243	$666,127	$(573,544)	$365,378

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at April 1, 2019	32,703	$327	$49,921	$111,293	$661,561	$(91,466)	$731,636
Net proceeds from issuance of common stock	—	—	—	—	99	—	99
Grant of restricted stock and amortization of equity based compensation	6	—	—	—	173	—	173
Common dividends declared	—	—	—	—	—	(16,355)	(16,355)
Preferred Series A dividends declared	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	18,678	18,678
Balance at June 30, 2019	32,709	$327	$49,921	$111,293	$661,833	$(92,510)	$730,864

For the Six Months Ended June 30, 2020 and June 30, 2019
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2020	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046
Net proceeds from issuance of common stock	1,002	10	—	—	—	3,489	—	3,499
Grant of restricted stock and amortization of equity based compensation	81	1	—	—	—	455	—	456
Preferred Series A dividends declared	—	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Preferred Series C dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	(481,956)	(481,956)
Balance at June 30, 2020	33,825	$338	$49,921	$111,293	$111,243	$666,127	$(573,544)	$365,378

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount					Total
Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	66,023	—	66,063
Grant of restricted stock and amortization of equity based compensation	12	—	—	—	398	—	398
Common dividends declared	—	—	—	—	—	(32,707)	(32,707)
Preferred Series A dividends declared	—	—	—	—	—	(2,134)	(2,134)
Preferred Series B dividends declared	—	—	—	—	—	(4,600)	(4,600)
Net Income/(Loss)	—	—	—	—	—	47,833	47,833
Balance at June 30, 2019	32,709	$327	$49,921	$111,293	$661,833	$(92,510)	$730,864

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net income/(loss)	$(481,956)	$47,833
Net (income)/loss from discontinued operations	(361)	(2,227)
Net income/(loss) from continuing operations	(482,317)	50,060
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(3,926)	(1,393)
Net realized (gain)/loss	242,752	48,093
Unrealized (gain)/loss on real estate securities and loans, net	204,265	(89,918)
Unrealized (gain)/loss on derivative and other instruments, net	3,767	20,925
Foreign currency (gain)/loss, net	(1,493)	—
Equity based compensation to affiliate	163	199
Equity based compensation expense	293	199
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	42,037	5,640
Change in operating assets/liabilities:
Other assets	6,442	(5,229)
Other liabilities	(10,416)	(6,208)
Net cash provided by (used in) continuing operating activities	1,567	22,368
Net cash provided by (used in) discontinued operating activities	(726)	(1,285)
Net cash provided by (used in) operating activities	841	21,083

Cash Flows from Investing Activities
Purchase of real estate securities	(29,599)	(707,330)
Purchase of residential mortgage loans	(481,470)	(25,996)
Origination of commercial loans	(6,729)	(13,473)
Purchase of commercial loans	(12,471)	(16,175)
Purchase of U.S. Treasury securities	—	(60,615)
Investments in debt and equity of affiliates	(43,208)	(32,880)
Proceeds from sales of real estate securities	2,683,595	446,089
Proceeds from sales of residential mortgage loans	387,408	12,780
Proceeds from sales of commercial loans	34,200	—
Proceeds from sales of U.S. Treasury securities	—	60,498
Principal repayments on real estate securities	102,895	151,918
Principal repayments on excess MSRs	1,942	1,983
Principal repayments on commercial loans	—	10,471
Principal repayments on residential mortgage loans	37,390	7,743
Distributions received in excess of income from investments in debt and equity of affiliates	24,212	12,179
Net proceeds from (payments made on) reverse repurchase agreements	—	11,499
Net proceeds from (payments made on) sales of securities borrowed under reverse repurchase agreements	—	(11,478)
Net settlement of interest rate swaps and other instruments	(73,295)	(58,594)
Net settlement of TBAs	4,610	1,600
Cash flows provided by (used in) other investing activities	(1,056)	(710)
Net cash provided by (used in) continuing investing activities	2,628,424	(210,491)
Net cash provided by (used in) discontinued investing activities	—	245
Net cash provided by (used in) investing activities	2,628,424	(210,246)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	3,499	66,063
Borrowings under financing arrangements	12,701,999	20,785,055
Repayments of financing arrangements	(15,339,611)	(20,614,328)
Borrowings under secured debt	20,000	—

	Six Months Ended
	June 30, 2020	June 30, 2019
Proceeds from issuance of securitized debt	3,000	—
Principal repayments on securitized debt	(9,223)	—
Net collateral received from (paid to) derivative counterparty	—	(1,465)
Net collateral received from (paid to) repurchase counterparty	(44,413)	(113)
Dividends paid on common stock	(14,734)	(30,723)
Dividends paid on preferred stock	(5,667)	(6,734)
Net cash provided by continuing financing activities	(2,685,150)	197,755
Net cash provided by (used in) financing activities	(2,685,150)	197,755

Net change in cash, cash equivalents and restricted cash	(55,885)	8,592
Cash, cash equivalents, and restricted cash, Beginning of Period	125,369	84,358
Effect of exchange rate changes on cash	(250)	—
Cash, cash equivalents, and restricted cash, End of Period	$69,234	$92,950

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$38,778	$49,651
Cash paid for excise and income taxes	$1,010	$1,407
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$—	$23,944
Common stock dividends declared but not paid	$—	$16,355
Decrease in securitized debt	$7,091	$2,215
Transfer of real estate securities in satisfaction of repurchase agreements	$345,066	$—
Change in repurchase agreements from transfer of real estate securities	$344,685	$—
Transfer from residential mortgage loans to other assets	$793	$1,466
Transfer from investments in debt and equity of affiliates to CMBS	$11,769	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$68,150	$60,097
Restricted cash	1,084	27,847
Restricted cash included assets held for sale - Single-family rental properties, net	—	5,006
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$69,234	$92,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of agency investments and credit investments. Historically, agency investments have included Agency RMBS and Agency Excess MSRs, and credit investments have included Non-Agency RMBS, ABS, CMBS, loans, and Credit Excess MSRs, as defined below.

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
June 30, 2020
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

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, have implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although many of the government restrictions are in the process of being relaxed, these conditions, or some level thereof, are expected to continue over the near term and may prevail throughout 2020.

Beginning in mid-March, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. These events, in turn, resulted in declines in the value of our assets and margin calls from our repurchase agreement financing counterparties. In order to satisfy the margin calls, the Company sold a significant portion of its investments resulting in a material adverse impact on book value, earnings and financial position. The Company's book value decreased from $17.61 at December 31, 2019 to $2.75 at June 30, 2020.

In an effort to manage the Company's portfolio through this unprecedented turmoil in the financial markets and improve liquidity, the Company executed the following measures during the six months ended June 30, 2020:

•The Company reduced its investment portfolio from $4.0 billion at December 31, 2019 to $652.3 million at June 30, 2020 through sales, directly or as a result of financing counterparty seizures.
•The Company terminated its entire portfolio of pay-fixed, receive-variable interest rate swaps, recognizing net realized losses of $(65.4) million.
•The Company reduced its outstanding financing arrangements from $3.2 billion at December 31, 2019 to $251.1 million at June 30, 2020, resulting in a decline of its overall leverage ratio from 4.1x to 1.3x.

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

In March 2020, the Company's Manager transitioned to a fully remote work force, to protect the safety and well-being of the Company's personnel. The Company's Manager’s prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the three months ended June 30, 2020 presentation, primarily in the Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the Company's SFR portfolio to discontinued operations.

The accompanying unaudited consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern. The Company continues to conduct extensive going concern analyses as a result of market volatility from the COVID-19 pandemic. A going concern analysis has a look-forward period of one year from the financial statement issuance date. The Company expects its current cash resources, operating cash flows, positive equity on its remaining assets, and its ability to obtain financing will be sufficient to sustain operations for a period greater than one year after the issuance of the date of this report. Management believes that the Company will have sufficient liquidity to meet its obligations, as they become due, for the next twelve months. To the extent that actual available cash differs materially from the current cash flow forecast, management has the ability to consider certain asset sales to increase the amount of available cash.

The global impact of the COVID-19 pandemic continues to evolve as state and local governments adopt a number of emergency measures and recommendations in response to the outbreak, including imposing travel bans, "shelter in place" restrictions, curfews, canceling events, banning large gatherings, closing non-essential businesses and generally promoting social distancing. Although certain states and localities have recently begun easing some of these new measures and providing recommendations regarding recommencing economic activity, renewed outbreaks of COVID-19 may continue to occur and result in additional or different policy action at the federal, state and local level in the near future. The COVID-19 pandemic and resulting emergency measures has led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition and therefore the going concern analysis.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of June 30, 2020, the Company held $68.2 million of cash and cash equivalents, none of which were cash equivalents. As of December 31, 2019, the Company held $81.7 million of cash and cash equivalents, of which $53.2 million were cash equivalents. The Company places its cash with high credit quality institutions to reduce credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 8 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification ("ASC") 260, "Earnings per Share," the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive. See Note 9 for aggregate amounts of arrearages in cumulative preferred dividends and Note 12 for further detail on the Company’s common and preferred stock.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
At the beginning of the first quarter of 2020, the Manager completed a data collection and analysis effort, which supported an update to its Leveling policy under ASC 820. Among the data collected and analyzed were: (i) reports from TRACE, FINRA’s Trade Reporting and Compliance Engine, that reports over-the-counter secondary market transactions in eligible fixed income securities, (ii) information from pricing vendors regarding valuation approaches and observability of market color, (iii) data points collected from discussions with industry sources, including peer firms and audit firms, and (iv) its own data from back testing vendor pricing against its own trades. After analyzing this data, the Manager concluded that there was sufficient observability of market inputs used by its third-party pricing services for certain RMBS and CMBS positions previously categorized as Level 3 to meet the criteria for a Level 2 classification.

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

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value, with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's unrealized and realized gain/(loss) amounts. Depending on the fair value and projected cash flows as of a given reporting date, the impact of this guidance could be material.

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

When a real estate security was impaired, an OTTI was considered to have occurred if (i) the Company intended to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it was more likely than not that the Company was required to sell the security before recovery of its amortized cost basis. If the Company intended to sell the security or if it was more likely than not that the Company was required to sell the real estate security before recovery of its amortized cost basis,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
the entire amount of the impairment loss, if any, was recognized in earnings as a realized loss and the cost basis of the security was adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40 an OTTI was deemed to have occurred when there was an adverse change in the expected cash flows to be received and the fair value of the security was less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflected those a "market participant" would use and included observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows were discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments were reflected in the "Net realized gain/(loss)" line item on the consolidated statement of operations.

The determination as to whether an OTTI existed was subjective, given that such determination was based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constituted an accounting estimate that could change materially over time. Increases in interest income could have been recognized on a security on which the Company previously recorded an OTTI charge if the performance of such security subsequently improved.

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
June 30, 2020
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

As previously stated, the Company adopted ASU 2016-13 as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was previously impacted by other than temporary impairment recorded under previous standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's recorded unrealized and realized gain/(loss) amounts. Depending on the fair value and projected cash flows as of a given reporting date, the impact of this guidance could be material.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, Excess MSRs, loans, and certain derivatives. These types of investments may also be held directly by the Company. These entities have chosen to make a fair value election on their financial instruments and certain financing arrangements pursuant to ASC 825; as such, the Company will treat these financial instruments and financing arrangements consistently with this election.

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

On April 3, 2020, the Company, alongside private funds under the management of Angelo Gordon, restructured its financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement requires all principal and interest on the underlying assets in MATT be used to pay down principal and interest on the outstanding financing arrangement. As of April 3, 2020, the Restructured Financing Arrangement is no longer a mark-to-market facility with respect to margin calls and is non-recourse to the Company. The Restructured Financing Arrangement provides for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by the Company of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty (which is a non-affiliate) will be entitled to 35% of the remaining equity in the assets. The Company evaluated this restructuring and concluded it was an extinguishment of debt. MATT has chosen to make a fair value election on this financing arrangement, and the Company will treat this arrangement consistently with this election.

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
June 30, 2020
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

	June 30, 2020			December 31, 2019
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$307,130	$(217,856)	$89,274	$373,126	$(257,068)	$116,058
AG Arc, at fair value	28,030	—	28,030	28,546	—	28,546
Cash and Other assets/(liabilities)	9,276	(3,651)	5,625	12,953	(1,246)	11,707
Investments in debt and equity of affiliates	$344,436	$(221,507)	$122,929	$414,625	$(258,314)	$156,311
(1)Certain loans held in securitized form are presented net of non-recourse securitized debt.
(2)Within Real Estate Securities, Excess MSRs and Loans is $243.7 million and $254.3 million of fair value of Non-QM loans held in MATT at June 30, 2020 and December 31, 2019, respectively. Additionally, there is $23.8 million and $17.0 million of fair value of Land Related Financing held in LOTS at June 30, 2020 and December 31, 2019, respectively.

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

As previously stated, the Company adopted ASU 2016-13 as of January 1, 2020. The new guidance specifically excludes available-for-sale securities, loans and Excess MSRs measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was previously impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's recorded unrealized and realized gain/(loss) amounts. Depending on the fair value and projected cash flows as of a given reporting date, the impact of this guidance could be material.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

The Company entered into a resecuritization transaction in 2014 (the "December 2014 VIE") which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. In determining the accounting treatment to be applied to this resecuritization transaction, the Company evaluated whether the entity used to facilitate this transaction was a VIE and, if so, whether it should be consolidated. The transferred assets were recorded as a secured borrowing, based on the Company’s involvement in the December 2014 VIE, including the design and purpose of the SPE, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the December 2014 VIE. The Company has chosen to make a fair value election pursuant to ASC 825 for its secured borrowings. As of June 30, 2020, the Company did not hold any interest in the December 2014 VIE. In connection with the deconsolidation, the Company recorded a realized gain of $2.1 million. See Note 3 below for more detail.

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed wholly owned entity so the Company could obtain financing on these real estate securities (the "August 2018 VIE"). The Company evaluated whether this newly formed entity was a VIE and, whether it should be consolidated. The Company determined that the August 2018 VIE should be consolidated by the Company based on the Company’s 100% equity ownership in the August 2018 VIE (despite a profit participation interest held by an unaffiliated third party in the August 2018 VIE), the Company's involvement in the August 2018 VIE, including the design and purpose of the entity, and whether the Company’s involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the August 2018 VIE. As of June 30, 2020, the Company did not hold any interest in the August 2018 VIE. In connection with the deconsolidation, the Company recorded a loss of $8.3 million. See Note 3 below as well as the "Investments in debt and equity of affiliates" section above for more detail.

The Company entered into a securitization transaction of certain of its re-performing residential mortgage loans in Q3 2019, which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

From time to time the Company purchases residual positions where it consolidates the securitization and the positions are recorded on the Company's books as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

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
June 30, 2020
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

For security and loan investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30. For purposes of income recognition, the Company may aggregate loans that have common risk characteristics into pools and uses a composite interest rate and expectation of cash flows expected to be collected for the pool. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent changes in cash flows expected to be collected generally should be recognized prospectively through an adjustment of the loan’s yield over its remaining life.

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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2020, the Company had met all margin call requirements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

On June 10, 2020, the Company and the Participating Counterparties entered into a Reinstatement Agreement, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under its financing agreements with the Company (each, a “Bilateral Agreement”) and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As a result of the termination of the Forbearance Agreement and entry into the Reinstatement Agreement, default interest on the Company’s outstanding borrowings under each Bilateral Agreements has ceased to accrue as of June 10, 2020 and the interest rate was the non-default rate of interest or pricing rate, as set forth in the applicable Bilateral Agreements, all cash margin has been applied to outstanding balances owed by the Company, and the DTC repo tracker coding for each Bilateral Agreement has been reinstated, thereby allowing principal and interest payments on the underlying collateral to flow to and be used by the Company, just as it was before the prior forbearance agreements were put in place. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the various forbearance agreements have been terminated and released. The Company also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent. Additionally, the Reinstatement Agreement provided a set of financial covenants that override and replace the financial covenants in each Bilateral Agreement and sets forth various reporting requirements from the Company to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. In connection with the negotiation and execution of the Reinstatement Agreement, the Company entered into certain amendments to the Bilateral Agreements with certain of the Participating Counterparties to reflect current market terms. In general, the amendments reflect increased haircuts and higher coupons.

On June 10, 2020, the Company also entered a separate reinstatement agreement with JPMorgan Chase Bank (the “JPM Reinstatement Agreement”) on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of the Company’s existing financing arrangements as of the date of this report.

Refer to Note 13 for more information on outstanding deficiencies.

Dividends on Preferred Stock

Holders of the Company’s Series A, Series B and Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.25%, 8.00% and 8.000% per annum, respectively, of the $25.00 per share liquidation preference for each series. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The undeclared and unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its Common Stock. See Note 9 for aggregate amounts of arrearages in cumulative preferred dividends and Note 12 for further detail on the Company’s Preferred Stock.

Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. It requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as it currently is under the other-than temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under previously existing standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance had an impact on the Company's unrealized and realized gain/(loss) amounts. See the "Accounting for real estate securities," "Accounting for residential and commercial mortgage loans," "Accounting for excess mortgage servicing rights," and "Interest income recognition" sections above for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2020 and December 31, 2019. The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

The following table details the Company’s real estate securities portfolio as of June 30, 2020 ($ in thousands):

				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Credit Investments:
Non-Agency RMBS	$63,228	$(16,880)	$46,348	$3,736	$(4,593)	$45,491	4.95%	8.43%
Non-Agency RMBS Interest Only (2)	183,667	(183,590)	77	301	(52)	326	0.59%	NM
Total Non-Agency:	246,895	(200,470)	46,425	4,037	(4,645)	45,817	2.40%	8.43%

CMBS	121,193	(17,692)	103,501	1,584	(22,664)	82,421	4.06%	5.63%
CMBS Interest Only	687,447	(683,134)	4,313	87	(167)	4,233	0.10%	7.02%
Total CMBS:	808,640	(700,826)	107,814	1,671	(22,831)	86,654	0.63%	5.70%
Total Credit Investments:	$1,055,535	$(901,296)	$154,239	$5,708	$(27,476)	$132,471	0.89%	6.64%

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
June 30, 2020
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

As of December 31, 2019, the unrealized losses on the remaining real estate securities were solely due to market conditions and not the credit quality of the assets. The investments in any remaining unrealized loss positions were not considered other than temporarily impaired because the Company had the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and the Company was not required to sell the investments for regulatory or other reasons.

The following table details the weighted average life of our real estate securities as of June 30, 2020 ($ in thousands):

	Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$21,836	$29,004	1.55%
Greater than one year and less than or equal to five years	43,984	56,366	0.64%
Greater than five years and less than or equal to ten years	29,651	31,077	0.53%
Greater than ten years	37,000	37,792	4.32%
Total	$132,471	$154,239	0.89%

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

For the three months ended June 30, 2020, the Company sold, directly or as a result of financing counterparty seizures, 87 securities for total proceeds of $234.5 million, recording realized gains of $9.3 million and realized losses of $45.6 million. For the six months ended June 30, 2020, the Company sold, directly or as a result of financing counterparty seizures, 316 securities for total proceeds of $2.7 billion, recording realized gains of $53.2 million and realized losses of $175.8 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

The following table details certain information related to the December 2014 VIE and August 2018 VIE as further described in Note 2 as of December 31, 2019 (in thousands). As of June 30, 2020, the Company did not hold any interest in these VIEs.

December 31, 2019
Assets
Real estate securities, at fair value:
Non-Agency	$13,838
CMBS	94,500
Other assets	808
Total assets	$109,146

Liabilities
Financing arrangements	$70,712
Securitized debt, at fair value	7,230
Other liabilities	3,553
Total liabilities	$81,495

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
June 30, 2020
4. Loans

Residential mortgage loans

In January 2020, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $481.7 million and $450.3 million, respectively.

For the three months ended June 30, 2020, the Company sold 2,357 loans for total proceeds of $382.8 million, recording realized gains of $1.4 million and realized losses of $55.5 million. For the six months ended June 30, 2020, the Company sold 2,358 loans for total proceeds of $391.5 million, recording realized gains of $1.4 million and realized losses of $58.6 million.

For the three months ended June 30, 2019, the Company sold 78 loans for total proceeds of $12.7 million, recording realized gains of $1.0 million and realized losses of $0.2 million. For the six months ended June 30, 2019, the Company sold 79 loans for total proceeds of $12.8 million, recording realized gains of $1.0 million and realized losses of $0.2 million.

The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of June 30, 2020 and December 31, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
As of	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
June 30, 2020	$471,458	$(65,122)	$406,336	$829	$(27,343)	$379,822	3.52%	5.25%	6.45
December 31, 2019	464,041	(55,219)	408,822	9,065	(102)	417,785	4.09%	5.72%	7.36

(1)This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details information regarding the Company’s residential mortgage loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$292,102	$348,003	$330,234	$357,678
Non-Performing	78,251	101,375	87,551	106,363
Other (1)	9,469	22,080	—	—
	$379,822	$471,458	$417,785	$464,041
(1)Represents residual positions where the Company consolidates a securitization and the positions are recorded on the Company's books as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

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

No OTTI was recorded for the three and six months ended June 30, 2019 on the Company’s residential mortgage loans.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
As of June 30, 2020 and December 31, 2019, the Company had residential mortgage loans with a fair value of $33.7 million and $35.6 million, respectively, that were in the process of foreclosure, excluding any loans classified as Other above.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio as of June 30, 2020 and December 31, 2019, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	June 30, 2020	December 31, 2019
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	18%	19%
Florida	10%	11%
New York	9%	9%
New Jersey	6%	6%

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the
Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and six months ended June 30, 2020 and June 30, 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning Balance	$263,111	$99,504	$168,877	$79,610
Additions	—	505	129,017	20,236
Accretion	(8,037)	(3,438)	(16,465)	(6,701)
Reclassifications from/(to) non-accretable difference	1,335	(2,245)	(24,677)	1,604
Disposals	(118,248)	(4,811)	(118,591)	(5,234)
Ending Balance	$138,161	$89,515	$138,161	$89,515

As of June 30, 2020, the Company’s residential mortgage loan portfolio was comprised of 3,239 conventional loans with individual original loan balances between $5.6 thousand and $3.4 million, excluding loans classified as Other above.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
The following table details certain information related to the assets and liabilities of the August 2019 VIE as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Assets
Residential mortgage loans, at fair value	$223,119	$255,171
Other assets	766	898
Total assets	$223,885	$256,069

Liabilities
Financing arrangements	$9,392	$24,584
Securitized debt, at fair value	198,974	217,118
Other liabilities	534	596
Total liabilities	$208,900	$242,298

The following table details additional information regarding loans and securitized debt related to the August 2019 VIE as of June 30, 2020 and December 31, 2019 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
June 30, 2020	Residential mortgage loans (2)	$254,936	$223,119	3.51%	4.81%	6.85
	Securitized debt (3)	213,233	198,974	2.95%	2.95%	5.19
December 31, 2019	Residential mortgage loans (2)	263,956	255,171	3.96%	5.11%	7.66
	Securitized debt (3)	217,455	217,118	2.92%	2.86%	5.00

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)This represents all loans contributed to the August 2019 VIE.
(3)As of June 30, 2020 and December 31, 2019, the Company has recorded secured financing of $199.0 million and $217.1 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

For the three and six months ended June 30, 2020, the Company sold 1 commercial loan for total proceeds of $34.2 million, recording realized losses of $1.7 million. For the three and six months ended June 30, 2019, the Company did not sell any commercial loans.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
The following table presents detail on the Company’s commercial loan portfolio on June 30, 2020 ($ in thousands).

						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (7)	Location	Collateral Type
Loan G (8)(9)	$56,710	$—	$56,710	$(4,225)	$52,485	5.27%	5.27%	1.55	July 9, 2020	July 9, 2022	CA	Condo, Retail, Hotel
Loan I (10)	15,212	(211)	15,001	(789)	14,212	11.50%	12.26%	1.80	February 9, 2021	February 9, 2023	MN	Office, Retail
Loan J (8)	6,291	—	6,291	(4,051)	2,240	5.65%	5.65%	2.12	January 1, 2023	January 1, 2024	NY	Hotel, Retail
Loan K (11)	12,673	—	12,673	(1,100)	11,573	10.00%	11.22%	1.27	May 22, 2021	February 22, 2024	NY	Hotel, Retail
Loan L (11)	51,000	(344)	50,656	(3,481)	47,175	5.40%	5.66%	4.12	July 22, 2022	July 22, 2024	IL	Hotel, Retail
	$141,886	$(555)	$141,331	$(13,646)	$127,685	6.42%	6.74%	2.50

(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Refer to Note 13 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of June 30, 2020.
(3)Pricing is reflective of marks on unfunded commitments.
(4)Each commercial loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities of commercial mortgage loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan G and Loan J are first mortgage loans.
(9)Loan G matured on July 9, 2020. Discussions are ongoing between the borrower and the lenders related to the extension of the loan. However, there can be no guaranty that an agreement will be reached with respect to any such discussions.
(10)Loan I is a mezzanine loan.
(11)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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
(3)Yield includes any exit fees.
(4)Actual maturities of commercial mortgage loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(5)Represents the maturity date of the last possible extension option.
(6)Loan G, Loan H, and Loan J are first mortgage loans.
(7)Loan I is a mezzanine loan.
(8)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

During the three and six months ended June 30, 2020, the Company recorded $163.6 thousand and $129.9 thousand of discount accretion on its commercial loans, respectively. During the three and six months ended June 30, 2019, the Company recorded a de minimis amount of discount accretion on its commercial loans.

5. Excess MSRs

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s Excess MSR portfolio on June 30, 2020 ($ in thousands).

			Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Amortized Cost	Gains	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$2,327,265	$17,619	$8	$(5,435)	$12,192	4.68%	6.41
Credit Excess MSRs	31,508	172	—	(70)	102	23.60%	7.29
Total Excess MSRs	$2,358,773	$17,791	$8	$(5,505)	$12,294	4.84%	6.42

(1)This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities.  Maturities are affected by prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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
June 30, 2020
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

The Manager may also engage specialized third party valuation service providers to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio and the Company's investment in Arc Home on a periodic basis. These specialized third party valuation service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager.

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

Refer to Note 2 for more information on changes regarding the Company's leveling policy.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Credit Investments:
Non-Agency RMBS	$—	$40,995	$4,496	$45,491
Non-Agency RMBS Interest Only	—	326	—	326
CMBS	—	82,421	—	82,421
CMBS Interest Only	—	4,233	—	4,233
Residential mortgage loans	—	—	379,822	379,822
Commercial loans	—	—	127,685	127,685
Excess mortgage servicing rights	—	—	12,294	12,294
Derivative assets	84	—	—	84
AG Arc (1)	—	—	28,030	28,030
Total Assets Measured at Fair Value	$84	$127,975	$552,327	$680,386

Liabilities:
Securitized debt	$—	$—	$(198,974)	$(198,974)
Total Liabilities Measured at Fair Value	$—	$—	$(198,974)	$(198,974)
(1)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents, if applicable, and AG Arc.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2020 and June 30, 2019.

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
June 30, 2020

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended June 30, 2020 (in thousands)
	Non-Agency RMBS	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$5,533	$766,960	$158,051	$14,066	$18,519	$(191,346)
Purchases/Transfers	—	—	7,759	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(3,000)
Proceeds from sales of assets	(68)	(378,729)	(34,200)	—	—	—
Proceeds from settlement	(1,159)	(14,716)	—	—	—	3,517
Total net gains/(losses) (1)
Included in net income	190	6,307	(3,925)	(1,772)	9,511	(8,145)
Ending Balance	$4,496	$379,822	$127,685	$12,294	$28,030	$(198,974)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2020 (2)	$4	$60,434	$(2,134)	$(1,780)	$9,511	$(8,145)
(1) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$58,302
Unrealized gain/(loss) on derivative and other instruments, net	(9,917)
Net realized gain/(loss)	(55,730)
Equity in earnings/(loss) from affiliates	9,511
Total	$2,166
(2) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$58,304
Unrealized gain/(loss) on derivative and other instruments, net	(9,925)
Equity in earnings/(loss) from affiliates	9,511
Total	$57,890

Three Months Ended June 30, 2019 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$506,103	$2,501	$20,199	$212,904	$49,397	$202,047	$110,223	$24,301	$23,775	$(10,515)
Transfers (1):
Transfers into level 3	24,194	—	—	—	—	—	—	—	—	—
Purchases/Transfers	61,496	—	819	23,656	—	6,250	8,132	—	—	—
Proceeds from sales/redemptions	(14,606)	—	—	(14,097)	(1,714)	(12,704)	—	—	—	—
Proceeds from settlement	(22,573)	—	(634)	(7,570)	—	(4,152)	—	—	—	1,898
Total net gains/(losses) (2)
Included in net income	6,531	(667)	187	5,332	(847)	8,529	(350)	(3,408)	(5,058)	(13)
Ending Balance	$561,145	$1,834	$20,571	$220,225	$46,836	$199,970	$118,005	$20,893	$18,717	$(8,630)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2019 (3)	$5,108	$(386)	$187	$5,329	$(772)	$7,847	$(350)	$(1,803)	$(5,058)	$(13)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended June 30, 2019, the Company transferred 3 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$18,332
Unrealized gain/(loss) on derivative and other instruments, net	(3,421)
Net realized gain/(loss)	383
Equity in earnings/(loss) from affiliates	(5,058)
Total	$10,236
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$16,963
Unrealized gain/(loss) on derivative and other instruments, net	(1,816)
Equity in earnings/(loss) from affiliates	(5,058)
Total	$10,089

Six Months Ended June 30, 2020 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$630,115	$1,074	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	(210,709)	(1,074)	(170,816)	(22,054)	—	—	—	—	7,230
Purchases/Transfers	1,559	—	3,540	—	479,195	19,200	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	(3,000)
Proceeds from sales of assets and seizures of assets	(362,199)	—	(148,111)	(21,996)	(387,408)	(34,200)	—	—	—
Proceeds from settlement	(10,869)	—	(9,367)	—	(37,390)	—	—	—	9,223
Total net gains/(losses) (2)
Included in net income	(43,401)	—	(41,812)	(3,942)	(92,360)	(16,001)	(5,481)	(516)	11,921
Ending Balance	$4,496	$—	$—	$—	$379,822	$127,685	$12,294	$28,030	$(198,974)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2020 (3)	$(550)	$—	$—	$—	$(35,221)	$(14,210)	$(5,481)	$(516)	$11,921
(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2020, the Company transferred 50 Non-Agency RMBS securities, 2 Non-Agency RMBS Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities and 1 securitized debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. During the six months ended June 30, 2020, the Company transferred 1 securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Refer to Note 2 for more information on changes regarding the Company's leveling policy.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(87,515)
Unrealized gain/(loss) on derivative and other instruments, net	6,440
Net realized gain/(loss)	(110,001)
Equity in earnings/(loss) from affiliates	(516)
Total	$(191,592)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$(49,981)
Unrealized gain/(loss) on derivative and other instruments, net	6,440
Equity in earnings/(loss) from affiliates	(516)
Total	$(44,057)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

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
June 30, 2020
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at June 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	6.50% - 8.29% (8.00%)
Non-Agency RMBS	$3,204	Discounted Cash Flow	Projected Collateral Prepayments	5.82% - 5.95% (5.84%)
			Projected Collateral Losses	3.70% - 5.74% (5.41%)
			Projected Collateral Severities	-3.70% - 19.66% (0.17%)
	$1,292	Consensus Pricing	Offered Quotes	86.99 - 86.99 (86.99)
			Yield	5.50% - 10.00% (6.67%)
Residential Mortgage Loans	$370,353	Discounted Cash Flow	Projected Collateral Prepayments	5.94% - 10.10% (8.16%)
			Projected Collateral Losses	2.04% - 5.39% (3.01%)
			Projected Collateral Severities	-9.12% - 59.16% (23.43%)
	$9,469	Consensus Pricing	Offered Quotes	13.93 - 103.20 (79.57)
			Yield	8.04% - 17.60% (10.89%)
Commercial Loans	$127,685	Discounted Cash Flow	Credit Spread	738 bps - 1,586 bps (995 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	8.50% - 11.81% (9.26%)
	$12,192		Projected Collateral Prepayments	11.27% - 16.93% (14.06%)
	$102	Consensus Pricing	Offered Quotes	0.00 - 0.32 (0.32)
AG Arc	$28,030	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at June 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.50% - 7.00% (4.20%)
Securitized debt	$(198,974)	Discounted Cash Flow	Projected Collateral Prepayments	8.87% - 8.87% (8.87%)
			Projected Collateral Losses	2.41% - 2.41% (2.41%)
			Projected Collateral Severities	23.34% - 23.34% (23.34%)
(1) Amounts are weighted based on fair values.
(2) Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

Asset Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	1.71% - 100.00% (5.99%)
Non-Agency RMBS	$625,537	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (14.60%)
			Projected Collateral Losses	0.00% - 100.00% (2.93%)
			Projected Collateral Severities	0.00% - 100.00% (21.37%)
	$4,578	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	27.50% - 27.50% (27.50%)
Non-Agency RMBS Interest Only	$1,074	Discounted Cash Flow	Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	35.00% - 35.00% (35.00%)
			Yield	0.00% - 13.89% (6.33%)
CMBS	$366,566	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	-2.57% - 9.86% (4.19%)
CMBS Interest Only	$47,992	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.93%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	4.00% - 8.25% (4.81%)
Residential Mortgage Loans	$364,107	Discounted Cash Flow	Projected Collateral Prepayments	4.81% - 9.04% (7.78%)
			Projected Collateral Losses	1.64% - 4.94% (2.36%)
			Projected Collateral Severities	-7.32% - 36.91% (23.15%)
	$53,678	Recent Transaction	Cost	N/A
			Yield	6.16% - 10.76% (6.86%)
Commercial Loans	$60,164	Discounted Cash Flow	Credit Spread	440 bps - 900 bps (510 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
	$98,522	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights			Yield	8.50% - 11.60% (9.20%)
	$17,633	Discounted Cash Flow	Projected Collateral Prepayments	9.35% - 16.90% (12.36%)
	$142	Consensus Pricing	Offered Quotes	0.01 - 0.40 (0.40)
AG Arc	$28,546	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.98% - 4.70% (3.54%)
Securitized debt	$(72,415)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.04% (10.04%)
			Projected Collateral Losses	2.04% - 3.50% (2.19%)
			Projected Collateral Severities	20.13% - 45.00% (22.61%)
(1) Amounts are weighted based on fair values.
(2) Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2019.

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
June 30, 2020
necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

7. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of June 30, 2020 and December 31, 2019 (in thousands).

	June 30, 2020	December 31, 2019
Repurchase agreements	$188,286	$3,121,966
Revolving facilities (1)	62,812	111,502
Financing arrangements, net	$251,098	$3,233,468
(1)Increasing the Company's borrowing capacity under the Company's revolving facilities requires consent of the lenders.

During the six months ended June 30, 2020, the Company completed the sale of its 30 Year Fixed Rate Agency securities and sold additional assets in an effort to satisfy outstanding financial obligations, to weather the economic and market instability and to reduce its exposure to various financing counterparties.

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

As described above, on June 10, 2020, the Company and the Participating Counterparties entered into a Reinstatement Agreement, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under its financing agreements with the Company and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As of June 30, 2020, the Company had met all margin calls related to its repurchase agreements. Refer to Note 13 for more information on outstanding deficiencies. For additional information related to the Forbearance Agreement and the Reinstatement Agreement, see Note 2 under "Financing Arrangements."

Repurchase agreements

A vast majority of the Company's financing arrangements have historically been effectuated through repurchase agreements. The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The Company calculates haircuts disclosed in the tables below by dividing the equity on each borrowing by the current fair value of each investment. Repurchase agreements are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us.

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of June 30, 2020 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$55,658	3.43%	46.9%	$107,533	$125,911	$570
61-90 days	1,704	4.50%	35.0%	2,674	2,553	2
Total / Weighted Average	$57,362	3.46%	46.5%	$110,207	$128,464	$572

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of June 30, 2020 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
61-90 days	$9,392	4.65%	4.65%	61.2%	$24,206	$23,441	$766
Greater than 180 days	118,072	3.68%	4.10%	19.4%	147,110	164,348	477
Total / Weighted Average	$127,464	3.76%	4.14%	22.4%	$171,316	$187,789	$1,243

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding commercial loans pledged as collateral as of June 30, 2020 ($ in thousands):

	Repurchase Agreements				Commercial Loans Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
Greater than 180 days	$3,460	4.75%	6.00%	36.4%	$5,441	$6,291	$30

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

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 8 for details on collateral posted/received against certain derivatives. As of June 30, 2020, the Company pledged cash of $1.0 million as collateral for clearing trades. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on June 30, 2020 and December 31, 2019, broken out by investment type (in thousands):

	June 30, 2020	December 31, 2019
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$—	$2,231,933
Non-Agency RMBS	36,913	682,828
CMBS	73,294	413,922
Residential Mortgage Loans	171,316	171,224
Commercial Loans	5,441	4,674
Cash pledged (i.e., restricted cash) under repurchase agreements	48	11,565
Total collateral pledged under repurchase agreements	$287,012	$3,516,146

As of June 30, 2020, the Company had no investments posted to it under repurchase agreements. As of December 31, 2019, the Company had fair value of $1.1 million of U.S. Treasury Securities posted to it under repurchase agreements.
The following table presents information with respect to the Company’s total borrowings under repurchase agreements on June 30, 2020 and December 31, 2019, broken out by investment type (in thousands):

	June 30, 2020	December 31, 2019
Repurchase agreements secured by investments:
Agency RMBS	$—	$2,109,278
Non-Agency RMBS	20,498	565,450
CMBS	36,864	312,627
Residential Mortgage Loans	127,464	131,594
Commercial Loans	3,460	3,017
Gross Liability for repurchase agreements	$188,286	$3,121,966

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
The following table presents both gross information and net information about repurchase agreements eligible for offset in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments Posted	Cash Collateral Posted	Net Amount
June 30, 2020	$188,286	$—	$188,286	$188,286	$—	$—
December 31, 2019	3,121,966	—	3,121,966	3,121,966	—	—

Revolving facilities

The following table presents information regarding the Company's revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of June 30, 2020 and December 31, 2019 ($ in thousands).

			June 30, 2020					December 31, 2019
Facility (1)(2)(3)	Investment	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Revolving facility B	Residential mortgage loans	June 28, 2021	—%	—%	$—	$—	$—	3.80%	3.80%	$21,546	$27,476
Revolving facility C	Commercial loans	August 10, 2023	2.33%	2.68%	62,812	99,660	100,000	3.85%	4.01%	89,956	132,856
Total revolving facilities					$62,812	$99,660	$100,000			$111,502	$160,332
(1)All revolving facilities listed above are interest only until maturity.
(2)Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Increasing the Company's borrowing capacity under this facility requires consent of the lender.

In June 2018, AG MIT WFB1 2014 LLC ("AG MIT WFB1"), a subsidiary of the Company, entered into Amendments Seven and Eight of the Master Repurchase Agreement and Securities Contract (as amended, the "WFB1 Repurchase Agreement" or "Revolving facility B") with Wells Fargo to finance the ownership and acquisition of certain pools of residential mortgage loans. In July 2019, AG MIT WFB1 entered into the Third Amended and Restated Fee and Pricing Letter, which provides for a funding period ending June 26, 2020 and a facility termination date of June 28, 2021. During the second quarter of 2020, Revolving facility B was paid off.

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

Financing arrangements

The Company continues to take steps to manage and de-lever its portfolio. Through asset sales and related repurchase financing paydowns and pay-offs, the Company has reduced its exposure to various counterparties, bringing the total number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 6 as of June 30, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

The following table presents information at June 30, 2020 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$50,756	24	13.9%
Barclays Bank PLC	28,966	329	7.9%

The following table presents information at December 31, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$77,334	277	9.1%
Citigroup Global Markets Inc.	50,263	22	5.9%

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

8. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Other assets
Interest receivable	$2,815	$13,548
Derivative assets, at fair value	84	2,282
Other assets	4,149	4,378
Due from broker	4,115	1,697
Total Other assets	$11,163	$21,905

Other liabilities
Interest payable	$810	$10,941
Derivative liabilities, at fair value	—	411
Accrued expenses	2,734	6,175
Deficiencies payable (1)	2,200	—
Taxes payable	—	815
Due to broker	2,702	1,107
Total Other liabilities	$8,446	$19,449
(1)Refer to Note 13 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

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

During the six months ended June 30, 2020, in an effort to prudently manage its portfolio through unprecedented market volatility resulting from the COVID-19 pandemic and preserve long-term stockholder value, the Company sold its 30 Year Fixed Rate Agency securities, its most interest rate sensitive assets.

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at June 30, 2020 and December 31, 2019 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	June 30, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$—	$199
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	—	(411)
Payer Swaptions	Non-Hedge	Other assets	—	2,083
Short positions on British Pound Futures	Non-Hedge	Other assets	84	—

(1)As of June 30, 2020, the Company did not apply a fair value reduction on its assets or liabilities related to variation margin. As of December 31, 2019, the Company applied a fair value reduction of $19.7 thousand and $0.1 million to its Euro Futures liabilities and British Pound Futures liabilities, respectively, related to variation margin.
(2)The Company did not hold any interest rate swap assets or liabilities as of June 30, 2020. As of December 31, 2019, the Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	June 30, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$—	$1,848,750
Payer Swaptions	USD	350,000	650,000
Short positions on British Pound Futures (1)	GBP	3,250	6,563
Short positions on Euro Futures (2)	EUR	—	1,500
(1)Each British Pound Future contract embodies £62,500 of notional value.
(2)Each Euro Future contract embodies €125,000 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$—	$(9,102)	$(11,588)	$(19,764)
Eurodollar Futures	—	(266)	—	768
Swaptions	(5)	(256)	(697)	(774)
U.S. Treasury Futures	—	1	—	(144)
British Pound Futures	239	—	186	—
Euro Futures	(28)	—	20	—
TBAs	(392)	(452)	—	441
U.S. Treasuries	—	—	—	82
	(186)	(10,075)	(12,079)	(19,391)

Included within Net realized gain/(loss)
Interest Rate Swaps	—	(23,538)	(65,368)	(41,080)
Eurodollar Futures	—	11	—	(1,229)
Swaptions	—	(227)	(1,386)	(861)
U.S. Treasury Futures	—	302	—	371
British Pound Futures	(150)	—	514	—
Euro Futures	66	—	68	—
TBAs	392	1,957	4,610	1,601
U.S. Treasuries	—	(176)	—	(249)
	308	(21,671)	(61,562)	(41,447)
Total income/(loss)	$122	$(31,746)	$(73,641)	$(60,838)

The following table presents both gross information and net information about derivative and other instruments eligible for offset in the consolidated balance sheets as of June 30, 2020 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments (Posted)/Received	Cash Collateral (Posted)/Received	Net Amount
Derivative Assets
British Pound Futures	$84	$—	$84	$—	$—	$84

The following table presents both gross information and net information about derivative instruments eligible for offset in the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

During the six months ended June 30, 2020, the Company sold its interest rate sensitive assets. As a result, the Company did not hold any interest rate swap positions as of June 30, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

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

TBAs

The Company did not hold any TBA positions for the three months ended June 30, 2020. The following tables present information about the Company’s TBAs for the three months ended June 30, 2019 and six months ended June 30, 2020 and June 30, 2019 (in thousands):

				For the Three Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2019	TBAs - Long	$125,000	$737,500	$(737,500)	$125,000	$126,064	$(125,612)	$625	$(173)
	TBAs - Short	$—	$—	$(100,000)	$(100,000)	$(102,242)	$102,230	$—	$(12)

				For the Six Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2020	TBAs - Long	$—	$728,000	$(728,000)	$—	$—	$—	$—	$—

June 30, 2019	TBAs - Long	$—	$1,394,500	$(1,269,500)	$125,000	$126,064	$(125,612)	$625	$(173)
	TBAs - Short	$—	$185,000	$(285,000)	$(100,000)	$(102,242)	$102,230	$—	$(12)

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

As of June 30, 2020 and June 30, 2019, the Company’s unvested restricted stock units were as follows 20.0 thousand and 40.0 thousand, respectively.

Restricted stock units granted to the manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net Income/(Loss) from Continuing Operations	$2,700	$19,871	$(482,317)	$50,060
Dividends on preferred stock	5,667	3,367	11,334	6,734
Net income/(loss) from continuing operations available to common stockholders	$(2,967)	$16,504	$(493,651)	$43,326
Net Income/(Loss) from Discontinued Operations	361	(1,193)	361	(2,227)
Net income/(loss) available to common stockholders	$(2,606)	$15,311	$(493,290)	$41,099

Denominator:
Basic weighted average common shares outstanding	32,859	32,709	32,804	31,636
Dilutive effect of restricted stock units (1)	—	28	—	28
Diluted weighted average common shares outstanding	32,859	32,737	32,804	31,664

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(0.09)	$0.50	$(15.05)	$1.37
Discontinued Operations	0.01	(0.03)	0.01	(0.07)
Total Earnings/(Loss) Per Share of Common Stock	$(0.08)	$0.47	$(15.04)	$1.30

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(0.09)	$0.50	$(15.05)	$1.37
Discontinued Operations	0.01	(0.03)	0.01	(0.07)
Total Earnings/(Loss) Per Share of Common Stock	$(0.08)	$0.47	$(15.04)	$1.30
(1) Manager restricted stock units of 16.4 thousand and 17.3 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three and six months ended June 30, 2020, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common stock dividend that normally would have been declared in March 2020 and the preferred stock dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic. Based on current conditions for the Company, the Company does not anticipate paying dividends on its common or preferred stock for the foreseeable future. As a result, the Company did not declare or accrue quarterly dividends on its Common or Preferred Stock during the three months ended June 30, 2020. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Pursuant to their terms, all unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its Common Stock. Refer to Note 12 for more information on the Company's common and preferred stock. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Book value per share" for a discussion of the treatment of accumulated, unpaid, or undeclared preferred dividends on the Company's book value.

The following table details the aggregate and per-share amounts of arrearages in cumulative, unpaid, and undeclared preferred dividends as of June 30, 2020 (in thousands, except per share data):

Class of Stock	Dividend Per Preferred Share in Arrears	Amount of Preferred Dividend in Arrears
8.25% Series A	$0.51563	$1,067
8.00% Series B	0.50	2,300
8.000% Series C	0.50	2,300
Total		$5,667

Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock.

The following tables detail the Company's common stock dividends during the six months ended June 30, 2019:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
Total			$1.00

The following tables detail the Company's preferred stock dividends during the six months ended June 30, 2020 and June 30, 2019.

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
2/15/2019	2/28/2019	3/18/2019	0.51563	0.50	—
5/17/2019	5/31/2019	6/17/2019	0.51563	0.50	—
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

For the three months ended June 30, 2020, the Company did not record any excise tax expense. For the six months ended June 30, 2020, the Company recorded excise tax expense of $(0.8) million. The reversal of the previously accrued excise tax expense is a result of losses resulting from market conditions associated with the COVID-19 pandemic. For the three and six months ended June 30, 2019, the Company recorded excise tax expense of $0.2 million and $0.3 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

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

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2020 or June 30, 2019. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

11. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of June 30, 2020 and December 31, 2019, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

For the three and six months ended June 30, 2020, the Company incurred management fees of approximately $1.7 million and $3.8 million, respectively. For the three and six months ended June 30, 2019, the Company incurred management fees of approximately $2.4 million and $4.7 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the management fee effective Q1 2020 through September 30, 2020, or such other time as the Company and the Manager agree.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2020 and December 31, 2019, no event of termination of the management agreement had occurred.

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

Of the $4.5 million and $5.3 million of Other operating expenses for the three and six months ended June 30, 2020, respectively, the Company has incurred $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses. Of the $3.8 million and $7.6 million of Other operating expenses for the three and six months ended June 30, 2019, respectively, the Company has incurred $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the reimbursement of expenses effective Q1 2020 through September 30, 2020, or such other time as the Company and the Manager agree.

Secured debt

On April 10, 2020, in connection with the first Forbearance Agreement, the Company issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to the Company. Additionally, on April 27, 2020, in connection with the second Forbearance Agreement, the Company and the Manager entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to the Company. The $10 million loan made by the Manager on April 10, 2020 is payable on March 31, 2021, and the $10 million loan made on April 27, 2020 was repaid in full with interest when it matured on July 27, 2020. The unpaid balance of the Note accrues interest at a rate of 6.0% per annum. Interest on the Note is payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note.

The Manager agreed to subordinate the obligations of the Company with respect to the Note and liens held by the Manager for the security of the performance of the Company's obligations under the Note to the Company's obligations to the Participating Counterparties and to the secured promissory note payable to Royal Bank of Canada. The Company's obligations to the Participating Counterparties and to the secured promissory note payable to Royal Bank of Canada were satisfied or released as

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
of June 30, 2020.

Restricted stock grants

Effective on April 15, 2020 upon the approval of the Company's stockholders at its Annual Meeting, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2020, 1,925,209 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 180,585 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of June 30, 2020, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and 99,991 restricted stock units granted to the Company’s Manager have vested. The 20,009 restricted stock units that have not vested as of June 30, 2020 were granted to the Manager on July 1, 2017 and represent the right to receive an equivalent number of shares of the Company’s common stock to be issued when the units vest on July 1, 2020. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Director compensation

Beginning in 2018, the Company began paying a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board. Beginning in 2019, the Company increased the annual fee paid to the lead independent director from $15,000 to $25,000. On March 25, 2020, the Company's Board of Directors decreased from 5 independent directors to 4 independent directors. On June 19, 2020, the Company's Board of Directors decreased from 4 independent directors to 3 independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of June 30, 2020 and December 31, 2019.

During Q3 2018, the Company transferred certain of its CMBS from certain of its non-wholly owned subsidiaries to a fully consolidated entity. See Note 2 for further detail.

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of June 30, 2020 and December 31, 2019.

In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA"), Veteran’s Administration ("VA") and Ginnie Mae seller/servicer of mortgages, currently with licenses to conduct business in 50 states, including Washington D.C. Through this subsidiary, Arc Home originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans, retains the mortgage servicing rights associated with the loans it

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
originates, and purchases additional mortgage servicing rights from third-party sellers. Arc Home is led by an external management team.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of June 30, 2020 and December 31, 2019, these Excess MSRs had fair value of approximately $12.7 million and $18.2 million, respectively.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 and by $5.0 million to $105.0 million on August 23, 2019 with amendments to the MATH LLC Agreement. On April 3, 2020, the financing arrangements within MATT were restructured and the previously mentioned commitment was removed. Refer to Note 2 for further detail on this restructuring. The Company has an approximate 44.6% interest in MATH.

On May 15, 2019 and November 14, 2019, the Company, alongside private funds under the management of Angelo Gordon and a third party, entered into the LOTS I and LOTS II Agreements, respectively (collectively, "LOTS"), which requires the Company to fund various commitments to LOTS in connection with the origination of Land Related Financing. Refer to Note 13 for additional information.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and non-QM loans, the Company may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its non-QM loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for its Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the six months ended June 30, 2020, the fees paid by the Company to the Asset Manager totaled $0.3 million. For the three and six months ended June 30, 2019, the fees paid by the Company to the Asset Manager totaled $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2020, the Company deferred $0.3 million and $0.4 million, respectively, of fees owed to the Asset Manager and plans to continue to defer fees through September 30, 2020 or such other time as the Company and the Manager agree.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three and six months ended June 30, 2020, the administrative fees paid by the Company to Arc Home totaled $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2019, the administrative fees paid by the Company to Arc Home totaled $0.1 million and $0.2 million, respectively.

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
June 30, 2020
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

12. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of June 30, 2020, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

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

In addition to the Company’s Series A and Series B Preferred Stock, the Company completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share (the "Series C Preferred Stock") on September 17, 2019. The Company subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option. The Company received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Company’s Series A, Series B and Series C Preferred Stock have no stated maturity and are not subject to

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A, Series B and Series C Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A, Series B and Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a the respective stated rate per annum before holders of the common stock are entitled to receive any cash dividends. The dividend rate of the Series A and Series B preferred stock is 8.25% and 8.00% per annum, respectively, of the $25.00 per share liquidation preference. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Shares of the Company's Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. The Company's Series A, Series B and Series C Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Company's Series A, Series B and Series C Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Company's Series A, Series B and Series C Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Company's Series A, Series B and Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of the Company's Series A, Series B and Series C Preferred Stock whose terms are being changed. As of June 30, 2020, the Company had not declared all required quarterly dividends on the Company’s Series A, Series B and Series C Preferred Stock.

On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic as well as a suspension of the quarterly dividend on the Common Stock, beginning with the dividend that normally would have been declared in March 2020. Based on current conditions for the Company, the Company does not anticipate paying dividends on its common or preferred stock for the foreseeable future. Refer to Note 9 for more information on the arrearages related to the Company's preferred stock. Under the terms governing our series of preferred stock, we cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three and six months ended June 30, 2020 and June 30, 2019, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. For the three and six

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
months ended June 30, 2020, the Company sold 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.5 million. For the three and six months ended June 30, 2019, the Company sold 0.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. As of June 30, 2020, the Company has sold approximately 2.5 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $31.1 million, with $68.9 million available to be issued.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' exercise of their over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

13. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, other than as set forth below, the Company was not involved in any material legal proceedings.

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York). On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed in a Form 8-K filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, and to resolve all claims by either party under the repurchase agreements, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. On June 11, 2020, the Company repaid the secured promissory note due to RBC in full. The Company has recognized this settlement in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As a result, as of June 30, 2020, the Company has satisfied all of its payment obligations to RBC under the settlement agreement and promissory note, and, as previously reported, the federal lawsuit has been voluntarily dismissed with prejudice.

As of June 30, 2020, the Company has also recorded a loss of $11.6 million related to deficiencies asserted by other counterparties. The Company has recognized these losses in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As of the date of issuance of these financial statements, MITT has resolved and settled all deficiency claims with lenders.

The below table details the Company's outstanding commitments as of June 30, 2020 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Commercial loan G (a)	July 26, 2018	$84,515	$56,710	$27,805
Commercial loan I (a)	January 23, 2019	20,000	15,212	4,788
Commercial loan J (a)	February 11, 2019	30,000	6,291	23,709
Commercial loan K (a)	February 22, 2019	20,000	12,673	7,327
LOTS (b)	Various	40,819	22,999	17,820
Total		$195,334	$113,885	$81,449

(a)The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.
(b)Refer to Note 11 "Investments in debt and equity of affiliates" for more information regarding LOTS.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
14. Discontinued Operations and Assets and Liabilities Held for Sale

In November 2019, the Company signed a purchase and sale agreement whereby it agreed to sell its portfolio of single-family rental properties to a third party at a price of approximately $137 million as the portfolio was under-performing. The Company recognized a gain of $0.2 million as a result of the transaction. The Company reclassified the operating results of its single-family rental properties segment as discontinued operations and excluded it from continuing operations for all periods presented. As of June 30, 2020 and December 31, 2019, the Company has disposed of substantially all of its single-family rental properties segment.

The table below presents our results of operations for the three and six months ended June 30, 2020 and June 30, 2019, for the single-family rental properties segment's discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$—	$(1,247)	$—	$(2,494)

Other Income/(Loss)
Rental income	—	3,162	—	6,559
Net realized gain/(loss)	—	(69)	—	(96)
Other income	—	130	—	312
Total Other Income/(Loss)	—	3,223	—	6,775

Expenses
Other operating expenses	(80)	43	(80)	92
Property depreciation and amortization	—	1,180	—	2,627
Property operating expenses	(281)	1,946	(281)	3,789
Total Expenses	(361)	3,169	(361)	6,508

Net Income/(Loss) from Discontinued Operations	$361	$(1,193)	$361	$(2,227)

In the second quarter of 2020, the Company reversed certain previously accrued expenses related to discontinued operations.

The table below presents our statement of net position for the years ended June 30, 2020 and December 31, 2019, respectively, for the single-family rental properties segment's discontinued operations as reported separately as assets and liabilities held for sale on our consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Assets
Other assets	$—	$154
Total Assets	—	154

Liabilities
Other liabilities	305	1,546
Total	$305	$1,546

15. Subsequent Events

The Company sold 0.4 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.2 million, which settled in July.

Subsequent to quarter end, the Company sold certain CMBS positions for proceeds of approximately $24.4 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

On July 27, 2020, the Company repaid $10.0 million of the secured debt plus accrued interest to the Manager as it became due. Subsequent to quarter end, the Company also paid $2.2 million of deficiencies to non-affiliated counterparties that were accrued for as of June 30, 2020. As of the date of issuance of these financial statements, MITT has resolved and settled all deficiency claims with lenders. Refer to Note 11 for more information regarding the secured debt and Note 13 regarding the deficiencies.

Subsequent to quarter end, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $221.6 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches. The Company has a 44.6% interest in the retained subordinated tranches.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Current Reports on Form 8-K that we may file from time to time.

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
•conditions in the market for Agency RMBS, Residential Investments, including Non-Agency RMBS, CRTs, Non-U.S. RMBS, interest only securities, and residential mortgage loans, Commercial Investments, including CMBS, interest only securities, and commercial real estate loans, and Excess MSRs;
•legislative and regulatory actions by the U.S. Department of the Treasury, the Federal Reserve and other agencies and instrumentalities in response to the economic effects of the COVID-19 pandemic;
•how COVID-19 may affect us, our operations and personnel;
•the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");
•our ability to reinstate quarterly dividends on our common and preferred stock and to make distributions to our stockholders in the future;
•our ability to maintain our qualification as a REIT for federal tax purposes; and
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended, prior to the expiration of our one year grace period.

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

Special Note Regarding COVID-19 Pandemic

As a result of the global COVID-19 pandemic and our disposition of assets to preserve liquidity, we incurred large realized losses during the six months ended June 30, 2020 and a sharp decline in book value. Our Net Loss Available to Common Stockholders during this period was $493.3 million and our book value per share decreased $14.86 per share from $17.61 as of December 31, 2019 to $2.75 as of June 30, 2020.

We recognized net realized losses of $181.4 million on the sale of real estate securities, loans and related collateral and realized losses of $61.4 million on the termination of the related derivatives. We also recognized $204.3 million in net unrealized losses for the period comprised of unrealized losses on securities and unrealized losses on loans of $154.4 million and $49.9 million, respectively. These realized and unrealized losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the actions we took to maintain liquidity and preserve capital, including $3.0 billion in asset sales and a significant decrease in asset valuations during the period. Included in unrealized losses on both securities and loans are net unrealized gain reversals due to sales during the first and second quarters of 2020 totaling $131.2 million. The remaining unrealized losses of $73.1 million relate to mark to market losses on securities and loans still held.

In the six month period ended June 30, 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $652.3 million, and at June 30, 2020, our equity capital allocation was 3% to Agency RMBS and 97% to Credit Investments. In an effort to prudently manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, we completed the sale of our portfolio of 30 year fixed rate Agency securities during the six months ended June 30, 2020. We believe the resulting capital allocation will impact our yield, cost of funds and leverage ratio as described more fully below.We believe the drastic reduction in the size of our investment portfolio will also materially limit our earnings going forward.

We do not yet know the full extent of the effects of the COVID-19 pandemic on our business, operations, personnel, or the U.S. economy as a whole. We cannot predict future developments, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third-party providers' ability to support our operations, the nature and effect of any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this report as discussed more fully under "Risk Factors." Future developments with respect to the COVID-19 pandemic and the actions taken to reduce its spread could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Executive Summary

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, have implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which we invest. Although many of the government restrictions are in the process of being relaxed, these conditions, or some level thereof, and others are expected to continue over the near term and may prevail throughout 2020.

Beginning in mid-March, economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements. We entered into three consecutive forbearance agreements, pursuant to which the forbearing counterparties agreed not to exercise any of their rights or remedies under their applicable financing arrangement with us through June 15, 2020. We terminated the Forbearance Agreement on June 10, 2020 pursuant to which each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements and reinstate our financing arrangements described in more detail below under the "Financing arrangements" heading of this Item 2. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets, to improve liquidity, and preserve capital, we executed the following measures during the six months ended June 30, 2020:

•Reduced GAAP investment portfolio by $3.3 billion from $4.0 billion at December 31, 2019 to $652.3 million at June 30, 2020 and investment portfolio on a non-GAAP basis by $3.4 billion from $4.4 billion at December 31, 2019 to $1.0 billion at June 30, 2020 through sales, directly or as a result of financing counterparty seizures.
•Reduced financing arrangement balance on a GAAP basis by $2.9 billion from $3.2 billion at December 31, 2019 to $251.1 million at June 30, 2020 and financing arrangements on a non-GAAP basis by $3.0 billion from $3.5 billion at December 31, 2019 to $469.2 million at June 30, 2020.

◦Reduced the aggregate number of our financing counterparties from 30 as of December 31, 2019 to 6 as of June 30, 2020.
•Reduced mark-to-market recourse financing by $3.2 billion from $3.5 billion at December 31, 2019 to $278.7 million at June 30, 2020
◦Increased non mark-to-market non-recourse financing by $185.3 million from $224.3 million at December 31, 2019 to $409.6 million at June 30, 2020
•Reduced our GAAP leverage ratio and Economic Leverage Ratio from 4.1x and 4.1x at December 31, 2019, respectively, to 1.3x and 0.8x at June 30, 2020, respectively.
•Unwound entire portfolio of pay-fixed, receive-variable interest rate swaps held directly and through investments in debt and equity of affiliates, recording net realized losses of $(65.4) million on a GAAP basis and $(67.9) million on a non-GAAP basis for the six months ended June 30, 2020.
•Did not declare quarterly dividends on our common or preferred stock and, based on current conditions for the Company, we do not anticipate paying dividends on our common or preferred stock for the foreseeable future. Refer to the "Dividends" section of this Item 2 for more detail on arrearages.

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

As we cannot rely on our historical exemption from regulation as an investment company, we now must rely upon Rule 3a-2 of the Investment Company Act, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we would become out of compliance with the exemption, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we are currently working to restore our assets to compliance. The one year grace period ends in March 2021. See Part II. Item 1A. "Risk Factors" for additional information regarding the risks associated with the failure to comply with the exemptions under the Investment Company Act.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2019. We also calculate that a sufficient portion of our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2019. Overall, we believe that we met the REIT income and asset tests. We also believe that we met all other REIT requirements, including the ownership of our stock and the distribution of our taxable income. Therefore, for the year ended December 31, 2019, we believe that we qualified as a REIT under the Code. See Part II. Item 1A. "Risk Factors" for additional information regarding the risks associated with the failure to comply with the REIT rules.

Our target investments

Our investment portfolio has historically been comprised of Agency RMBS, Residential Investments and Commercial Investments, each of which is described in more detail below. We intend to continue to focus on our core portfolio strengths of residential and commercial credit assets. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Agency RMBS

Prior to the COVID-19 pandemic, our investment portfolio was comprised primarily of residential mortgage-backed securities ("RMBS"). Certain of the assets that were in our RMBS portfolio had a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We referred to these securities as Agency RMBS. Our Agency RMBS portfolio has historically included:

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

As of June 30, 2020, our Agency RMBS portfolio only includes Excess mortgage servicing rights as we sold out of all other Agency investments during the six months ended June 30, 2020.

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

Market conditions

During the second quarter of 2020, the financial markets began to recover from the significant dislocation caused by the COVID-19 outbreak and the resultant economic shutdown across the majority of the U.S. economy. The uncertain conditions prevailing at the end of the first quarter and the start of the second quarter caused significant spread widening, an unprecedented liquidity void, which along with other factors put significant pressure on the mortgage REIT industry. This pressure has largely abated as the U.S. Federal Reserve committed to a broad array of programs designed to support the financial markets, including unlimited purchases of Agency RMBS and U.S. Treasuries, as well as purchases in certain segments of the corporate credit market. See "Recent government activity" below. Furthermore, the large-scale liquidity-driven selling from a broad array of fixed income investors in March has reversed as many bond funds experienced inflows during the quarter. The Fed has also signaled that it intends to maintain low interest rates for the foreseeable future.

After recording the widest spreads since the Global Financial Crisis ("GFC"), the mortgage backed sectors rebounded considerably from late March as a result of increased liquidity and better-than-expected data through the second quarter along with relatively broad-based risk-on sentiment across the financial markets. At the end of June, spreads had tightened significantly but nonetheless remain wide compared to pre-COVID levels, which we believe is due to the ongoing uncertainty created by regional re-opening plans and the impact of federal stimulus on employment and hiring.

Following one of the most violent market moves ever in Agency MBS, decisive action from, and broad-based support by, the Federal Reserve was able to stabilize both the Agency MBS and funding markets by early May. This allowed for the generic current coupon MBS spread versus the 10-year Treasury rate to recoup 22 basis points of the 33 basis points of Q1 widening by the end of June. Specified pools also recovered much of their price declines as demand for protection from refinancing-driven prepayments surged in the face of historically low interest rates. Federal Reserve buying, strong bank deposit growth, broad demand for yield and declining interest rate volatility have all combined to create a very supportive backdrop for valuations despite elevated gross issuance.

In the RMBS sectors, including Credit Risk Transfer ("CRT"), the spread recovery began in April at the top of the capital structure, and by June, spreads for assets lower in the structure also experienced material tightening. Similarly, senior tranches were the first to rally, particularly on the heels of the Federal Reserve’s announcement of a GFC-era lending facility (TALF) for some senior ABS and CMBS positions. By the end of the second quarter, demand was visible lower in the capital structure as market participants searched for yield in the ongoing low interest rate environment.

Tighter secondary spreads brought issuers to market beginning in May across a range of residential sub-sectors, including: Non-QM, Non-/Re-Performing, Prime Jumbo, Single-Family Rental and CRT. Non-QM represented the majority of the RMBS issuance as issuers capitalized on rebounding spreads and investor demand. CRT issuance included the first benchmark deal from Freddie Mac since March, which priced on June 30, 2020, and a deal from a mortgage insurer. Both were well oversubscribed. The quarter’s RMBS issuance totaled $8.2 billion, well off first quarter and year-ago levels around $30 billion.

Renewed primary issuance and tighter spreads are welcome developments, but spreads for most mortgage sub-sectors remain wide of pre-COVID levels as uncertainty hangs over the market, reflecting a wide range of potential outcomes. In the months following COVID, mortgage payment forbearances and consumer relief have largely been within the market’s initial expectations, helping fuel the spread rally. Home prices have been well supported given strong demand and limited supply in the marketplace. Government stimulus through the CARES Act and various payment relief programs have helped maintain a level of continuity that was critical to the performance of consumer assets in particular.

The senior parts of the CMBS capital structure that initially led the market wider in March also led the market tighter during the quarter as fixed income mutual funds experienced inflows and opportunistic capital was directed to CMBS. After trading as wide as swaps plus approximately 3.25%, AAA conduit CMBS spreads ended the quarter at approximately swaps plus 1.10%, only about 0.20% wide to pre-COVID-19 levels. The tightening in AAA spreads improved economics for issuers enough to slowly restart the new issue market; however, second quarter CMBS issuance of $7 billion was the lowest amount in eight years and a far cry from the $23 billion issued in the first quarter.

After AAA CMBS pricing recovered, AA rated securities were quick to follow. Eventually, we saw a similar dynamic in single A rated bonds. In June, the rally began extending into our target assets, such as BBB rated conduit CMBS (and even some bonds originally rated BB). While prices have moved higher from the distressed levels of March, fundamentals remain under pressure with the conduit delinquency rate rising to 10.3% at the end of June, just 2 basis points below the record high set in July 2012. An additional 4.1% of loans are in their grace period (not current, but not listed as more than 30 days delinquent).

The heavy selling pressure in Single-Asset/Single-Borrower ("SA/SB") bonds in March also reversed in April and deals from favored assets classes such as industrial, multifamily and even office are back to trading within a few points of their pre-COVID levels with very flat credit curves. Certain hotel and retail deals have rallied from their lows, but this is much more deal specific with a high level of focus on sponsorship and much steeper credit curves.

Finally, in the Agency CMBS market, Freddie K B-Pieces were one of the first sectors to recover in April, likely driven in large part by the assumption that the multifamily loans that secure these deals are unlikely to default. While historical performance of these deals has been strong, the asset class in general may not be immune from credit challenges going forward.

In light of the pervasive uncertainties of the COVID-19 pandemic for the U.S. and global economy, there can be no assurance tht the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry.

Recent government activity

The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. Since late 2019, the Federal Reserve has been conducting large scale overnight repo operations to address disruptions in the U.S. Treasury, Agency debt and Agency RMBS financing markets and has substantially increased these operations to address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic. On March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. The Federal Reserve also lowered the federal funds rate by 100 basis points to a range of 0.0% - 0.25%, after having already lowered the federal funds rate by 50 basis points on March 3, 2020.

The markets for U.S. Treasuries, MBS and other mortgage and fixed income markets experienced severe dislocations in March as a result of the COVID-19 pandemic. To address these issues in the fixed income and funding markets, on March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support smooth market functioning. Since that date, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The FHFA instructed the GSEs on how to handle servicer advances for loans that back Agency RMBS that enter into forbearance, which limits prepayments during the forbearance period that could have resulted otherwise. Further, the FHFA announced a loan payment deferment plan for Agency multi-family borrowers facing hardship from revenue losses caused by COVID-19, with the condition that these borrowers suspend all evictions for renters unable to pay rent due to the impact of COVID-19.

On March 27, 2020, the CARES Act was signed into law to provide many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity resulting from the COVID-19 pandemic. The over $2 trillion relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health care providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provided an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts. In addition, in response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures.

One additional provision of the CARES Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g. Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Combined with expected widespread unemployment stemming from the economic slowdown caused by the pandemic, residential mortgage assets came under extreme spread pressure. The CARES Act also prohibits foreclosures for 60 days and evictions by landlords for 120 days after its enactment. On June 17, 2020, the FHFA announced that Fannie Mae and Freddie Mac will extend their single-family moratorium on foreclosure and evictions until at least August 31, 2020. These legislative and agency actions have created uncertainty around the ultimate effects on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation.

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

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our target assets in the marketplace, among other things, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio and other unanticipated events in our markets. Our primary source of net income available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio. Prior to the sale of our 30 year fixed rate Agency RMBS portfolio in March 2020, our net interest income varied primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs. As a result of the global COVID-19 pandemic and our disposition of assets to preserve liquidity, we incurred large realized losses in 2020 and a sharp decline in book value. Additionally, we believe the drastic reduction in the size of our investment portfolio will materially limit our earnings going forward.

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$13,369	$40,901	$(27,532)
Interest expense	8,613	23,030	(14,417)
Total Net Interest Income	4,756	17,871	(13,115)

Other Income/(Loss)
Net realized gain/(loss)	(91,609)	(27,510)	(64,099)
Net interest component of interest rate swaps	—	1,800	(1,800)
Unrealized gain/(loss) on real estate securities and loans, net	109,632	43,165	66,467
Unrealized gain/(loss) on derivative and other instruments, net	(9,453)	(10,839)	1,386
Foreign currency gain/(loss), net	(156)	—	(156)
Other income	1	216	(215)
Total Other Income/(Loss)	8,415	6,832	1,583

Expenses
Management fee to affiliate	1,678	2,400	(722)
Other operating expenses	4,482	3,807	675
Restructuring related expenses	7,104	—	7,104
Equity based compensation to affiliate	75	73	2
Excise tax	—	186	(186)
Servicing fees	566	416	150
Total Expenses	13,905	6,882	7,023

Income/(loss) before equity in earnings/(loss) from affiliates	(734)	17,821	(18,555)

Equity in earnings/(loss) from affiliates	3,434	2,050	1,384
Net Income/(Loss) from Continuing Operations	2,700	19,871	(17,171)
Net Income/(Loss) from Discontinued Operations	361	(1,193)	1,554
Net Income/(Loss)	3,061	18,678	(15,617)

Dividends on preferred stock	5,667	3,367	2,300

Net Income/(Loss) Available to Common Stockholders	$(2,606)	$15,311	$(17,917)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Interest income decreased from June 30, 2019 to June 30, 2020 primarily due to the drastic reduction in the size of our investment portfolio as a result of the global COVID-19 pandemic. The weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, of $2.4 billion from $3.4 billion for the three months ended June 30, 2019 to $1.0 billion for the three months ended June 30, 2020. We expect our interest income going forward to be materially lower compared to comparable prior periods as a result of the changes in our investment portfolio as set forth in the tables of the "Investment activities" section below as a result of the COVID-19 pandemic.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Interest expense decreased from June 30, 2019 to June 30, 2020 primarily due to the drastic reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. The weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $2.5 billion from $3.1 billion for the three months ended June 30, 2019 to $551.3 million for the three months ended June 30, 2020. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds. We do not expect our interest expense, set forth in the consolidated statements of operations table above, to be indicative of our future interest expense due to the changes in our financing arrangements described in the "Financing activities" section below.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales and seizures by financing counterparties of real estate securities out of our GAAP investment portfolio, including any associated deficiencies recognized, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) settlement of derivatives and other instruments, and (iv) prior to the adoption of ASU 2016-13, other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 to the "Notes to Consolidated Financial Statements (unaudited)" for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Sale/seizures of real estate securities and related collateral	$(36,288)	$3,745
Sale of loans and loans transferred to or sold from Other assets	(55,798)	775
Settlement of derivatives and other instruments	477	(21,671)
OTTI	—	(10,359)
Total Net realized gain/(loss)	$(91,609)	$(27,510)

Due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic and in order to continue to preserve liquidity and meet margin calls, we sold approximately $0.6 billion of securities and loans during the three months ended June 30, 2020.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from June 30, 2019 to June 30, 2020 as we did not hold any interest rate swaps for the three months ended June 30, 2020. For the three months ended June 30, 2019, the net interest component of interest rate swaps was $1.8 million. Refer to the "Hedging activities" section below for a discussion of material changes in our interest rate swap portfolio.

Unrealized gain/(loss) on real estate securities and loans, net

During the second quarter of 2020, the Company recognized $109.6 million in net unrealized gains comprised of unrealized gains on securities and unrealized gains on loans of $48.9 million and $60.7 million, respectively. Included in unrealized gains on both securities and loans are net unrealized loss reversals due to sales during the second quarter of 2020 totaling $88.1 million. The remaining gains of $21.5 million relate to mark to market gains on securities and loans still held at June 30, 2020.

Unrealized gain/(loss) on derivative and other instruments, net

For the three months ended June 30, 2020, the losses of $9.5 million were comprised of unrealized losses on securitized debt, Excess MSRs, and derivatives.

Foreign currency gain/(loss), net

Foreign currency gain/(loss), net pertains to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Refer to Note 2 of the "Notes to the Consolidated Financial Statements" for details on what specifically is included in the "Foreign currency gain/(loss), net" line item. For the three months ended June 30, 2019, we did not hold any positions denominated in foreign currencies.

Other income

Other income currently includes certain fees we receive on our loans and CMBS portfolios. Other income decreased from June 30, 2019 to June 30, 2020 due to a premium received on a credit default swap during the three months ended June 30, 2019 that we did not receive during the three months ended June 30, 2020.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees decreased from June 30, 2019 to June 30, 2020 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

On April 6, 2020, we executed an amendment to our Management Agreement pursuant to which our Manager agreed to defer our payment of the management fee and reimbursement of expenses beginning with the first quarter of 2020 through September 30, 2020, or such other time as we and the Manager agree.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses	$1,697	$1,745
Professional fees	648	469
D&O insurance	174	174
Directors' compensation	173	218
Other	198	220
Total Corporate Expenses	2,890	2,826

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	162	173
Professional fees	47	46
Residential mortgage loan related expenses	887	216
Transaction related expenses and deal related performance fees (1)	373	409
Other	123	137
Total Investment Expenses	1,592	981
Total Other operating expenses	$4,482	$3,807

(1)For the three months ended June 30, 2020 and June 30, 2019, total transaction related expenses and deal related performance fees were $0.6 million and $0.4 million, respectively. For the three months ended June 30, 2020, the $0.6 million includes $0.2 million of deferred financing costs that are included within interest expense. For the three months ended June 30, 2019, the $0.4 million includes $30.5 thousand deferred financing costs that are included within interest expense.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

For the three months ended June 30, 2020 and June 30, 2019, our equity based compensation to affiliate remained relatively unchanged.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations. For the three months ended June 30, 2020, our excise tax decreased primarily due to losses associated with COVID-19.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of June 30, 2020 and June 30, 2019, we owned Residential mortgage loans with a fair value of $379.8 million and $200.0 million, respectively. This increase in the fair value of the Residential mortgage loans was a result of net purchases of Residential mortgage loan pools in 2019 and 2020.

For the three months ended June 30, 2020 and June 30, 2019, our servicing fees increased primarily due to our purchases of residential mortgage loans described above.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc. The increase from the quarter ended June 30, 2019 to the quarter ended June 30, 2020 primarily pertains to our share of the unrealized gains on investments held within affiliated entities.

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

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$53,637	$82,391	$(28,754)
Interest expense	28,584	45,124	(16,540)
Total Net Interest Income	25,053	37,267	(12,214)

Other Income/(Loss)
Net realized gain/(loss)	(242,752)	(48,093)	(194,659)
Net interest component of interest rate swaps	923	3,581	(2,658)
Unrealized gain/(loss) on real estate securities and loans, net	(204,265)	89,918	(294,183)
Unrealized gain/(loss) on derivative and other instruments, net	(3,767)	(20,925)	17,158
Foreign currency gain/(loss), net	1,493	—	1,493
Other income	4	630	(626)
Total Other Income/(Loss)	(448,364)	25,111	(473,475)

Expenses
Management fee to affiliate	3,827	4,745	(918)
Other operating expenses	5,324	7,588	(2,264)
Restructuring related expenses	8,604	—	8,604
Equity based compensation to affiliate	163	199	(36)
Excise tax	(815)	278	(1,093)
Servicing fees	1,145	787	358
Total Expenses	18,248	13,597	4,651

Income/(loss) before equity in earnings/(loss) from affiliates	(441,559)	48,781	(490,340)

Equity in earnings/(loss) from affiliates	(40,758)	1,279	(42,037)
Net Income/(Loss) from Continuing Operations	(482,317)	50,060	(532,377)
Net Income/(Loss) from Discontinued Operations	361	(2,227)	2,588
Net Income/(Loss)	(481,956)	47,833	(529,789)

Dividends on preferred stock	11,334	6,734	4,600

Net Income/(Loss) Available to Common Stockholders	$(493,290)	$41,099	$(534,389)

Interest income

Interest income decreased from June 30, 2019 to June 30, 2020 primarily due to the drastic reduction in the size of our investment portfolio as a result of the global COVID-19 pandemic. The weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, of $1.0 billion from $3.3 billion at June 30, 2019 to $2.3 billion at June 30, 2020. We expect our interest income going forward to be materially lower compared to comparable prior periods as a result of the changes in our investment portfolio as set forth in the tables of the "Investment activities" section below as a result of the COVID-19 pandemic.

Interest expense

Interest expense decreased from June 30, 2019 to June 30, 2020 primarily due to the drastic reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. The weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period of $1.2 billion from $3.0 billion for the six months ended June 30, 2019 to $1.8 billion for the six months ended June 30, 2020. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds. We do not expect our interest expense, set forth in the consolidated statements of operations table above, to be indicative of our future interest expense due to the changes in our financing arrangements described in the "Financing activities" section below.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Sale/seizures of real estate securities and related collateral	$(122,593)	$5,807
Sale of loans and loans transferred to or sold from Other assets	(58,765)	948
Settlement of derivatives and other instruments	(61,394)	(41,447)
OTTI	—	(13,401)
Total Net realized gain/(loss)	$(242,752)	$(48,093)

As previously discussed, in order to preserve liquidity and meet margin calls, we sold approximately $3.5 billion of securities and loans during the six months ended June 30, 2020, a majority of which were sold due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic.

Net interest component of interest rate swaps

Net interest component of interest rate swaps decreased from June 30, 2019 to June 30, 2020 as we sold out of our interest rate swaps positions in March 2020. For the six months ended June 30, 2019, the net interest component of interest rate swaps was $3.6 million. Refer to the "Hedging activities" section below for a discussion of material changes in our interest rate swap portfolio.

Unrealized gain/(loss) on real estate securities and loans, net

The disruptions of the financial markets due to the COVID-19 pandemic have caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the six months ended June 30, 2020.

During the six months ended 2020, the Company recognized $204.3 million in net unrealized losses comprised of unrealized losses on securities and unrealized losses on loans of $154.4 million and $49.9 million, respectively. These losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the Company's response thereto. Included in unrealized losses on both securities and loans are net unrealized gain reversals due to sales during the period totaling $131.2 million. The remaining losses of $73.1 million relate to mark to market losses on securities and loans still held at June 30, 2020.

Unrealized gain/(loss) on derivative and other instruments, net

For the six months ended June 30, 2020, the losses of $3.8 million was comprised of unrealized losses on derivatives and excess MSRs offset by unrealized gains on securitized debt.

Foreign currency gain/(loss), net

During the six months ended June 30, 2020, the value of GBP relative to USD decreased, resulting in a gain on the liabilities held in foreign currencies. We did not hold any positions denominated in foreign currencies during the six months ended June 30, 2019.

Other income

Other income currently includes certain fees we receive on our loans and CMBS portfolios. Other income decreased from June 30, 2019 to June 30, 2020 as a result of origination fees received related to new commercial real estate loans and a premium received on a credit default swap 2019 that we did not receive in 2020.

Management fee to affiliate

Management fees decreased from June 30, 2019 to June 30, 2020 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

On April 6, 2020, we executed an amendment to our Management Agreement pursuant to which our Manager agreed to defer our payment of the management fee and reimbursement of expenses beginning with the first quarter of 2020 through September 30, 2020, or such other time as we and the Manager agree.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses	$3,576	$3,490
Professional fees	1,193	909
D&O insurance	348	348
Directors' compensation	391	439
Other	427	454
Total Corporate Expenses	5,935	5,640

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	324	367
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees (1)	—	42
Professional fees	94	92
Residential mortgage loan related expenses	1,579	398
Transaction related expenses and deal related performance fees (1)	(2,846)	763
Other	238	286
Total Investment Expenses	(611)	1,948
Total Other operating expenses	$5,324	$7,588

(1)For the six months ended June 30, 2020 and June 30, 2019, total transaction related expenses and deal related performance fees were $(2.8) million and $0.8 million, respectively. For the six months ended June 30, 2020, the $(2.8) million includes a de minimis amount of deferred financing costs that are included within interest expense. For the six months ended June 30, 2019, the $0.8 million includes $30.5 thousand of deferred financing costs that are included within interest expense. The decrease in Transaction related expenses and deal related performance fees from the six months ended June 30, 2019 to the six months ended June 30, 2020 is primarily a result of accrued deal related performance fees being reversed in the current period due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement.

Equity based compensation to affiliate

For the six months ended June 30, 2020 and June 30, 2019, our equity based compensation to affiliate remained relatively unchanged.

Excise tax

For the six months ended June 30, 2020 and June 30, 2019, our excise tax decreased primarily due to losses associated with COVID-19.

Servicing fees

For the six months ended June 30, 2020 and June 30, 2019, our servicing fees increased primarily due to net purchases of residential mortgage loans described above.

Equity in earnings/(loss) from affiliates

The decrease from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily pertains to our share of the unrealized losses on investments held within affiliated entities.

Book value per share

As of June 30, 2020 and December 31, 2019, our book value per common share was $2.75 and $17.61, respectively.

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares granted to our Manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of our 8.25% Series A Cumulative Redeemable Preferred Stock ($49.9 million), 8.00% Series B Cumulative Redeemable Preferred Stock ($111.3 million), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ($111.2 million) as the numerator. The liquidation preference for the Series A, Series B and Series C Preferred Stock is $52.8 million, $117.3 million and $117.3 million, respectively. The liquidation preference as of June 30, 2020 includes accumulated and unpaid dividends (whether or not authorized or declared) in the aggregate amount of $5.7 million. Book value does not include any accrual of accumulated, unpaid, or undeclared dividends on our Cumulative Redeemable Preferred Stock. Refer to the "Dividends" section below and Note 9 in the "Notes to Consolidated Financing Statements (Unaudited)" for more information on the arrearages related to the preferred stock.

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

As our capital allocation shifts, our weighted average yields and weighted average cost of funds will also shift. Our Agency Investments, given their liquidity and high credit quality, are eligible for higher levels of leverage, while our Credit Investments, with less liquidity and/or more exposure to credit risk and prepayment, utilize lower levels of leverage. As a result, our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Prior to COVID-19, we generally maintained a leverage ratio range of 4.0 to 5.0 times to finance our investment portfolio, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency Investments we hold, the higher our leverage ratio is, while the higher percentage of Credit Investments we hold, the lower our leverage ratio is. As previously mentioned, in an effort to prudently manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, we completed the sale of our 30 year fixed rate Agency securities during the first quarter of 2020. We believe the resulting capital allocation impacts the weighted average yield, weighted average cost of funds and leverage ratio as illustrated below.

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of June 30, 2020 and June 30, 2019 and a reconciliation to our GAAP investment portfolio:

June 30, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.55%	8.00%	6.52%
Cost of Funds (b)	3.34%	4.94%	3.86%
Net Interest Margin	2.21%	3.06%	2.66%
Leverage Ratio (c)	1.3x	(d)	0.8x
June 30, 2019
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.91%	5.92%	5.07%
Cost of Funds (b)	2.88%	4.62%	2.92%
Net Interest Margin	2.03%	1.30%	2.15%
Leverage Ratio (c)	4.0x	(d)	4.2x
(a)Excludes any net TBA position.
(b)Includes cost of non-recourse financing arrangements.
(c)The leverage ratio on our GAAP investment portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(d)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We are not currently disclosing Core Earnings, a non-GAAP financial measure, as we determined that this measure, as we have historically calculated it, would not appropriately capture the materially negative economic impact of the COVID-19 pandemic on our business, liquidity, results of operations, financial condition, and ability to make distributions to our stockholders. As financial markets stabilize, we will evaluate whether core earnings or other non-GAAP financial measures would help both management and investors evaluate our operating performance for future periods.

Investment activities

Historically, our investment portfolio has been comprised of Agency RMBS, Residential Investments and Commercial Investments. Our allocation to each of these investments is set forth in more detail below. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. The risk-reward profile of our investment opportunities changes continuously with the market, with labor, housing and economic fundamentals, and with U.S. monetary policy, among others. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time as we opportunistically deploy capital.

As a result of the market turmoil related to the COVID-19 pandemic, we maintained a defensive posture during the second quarter as it related to new investments. We prioritized liquidity and capital preservation to acquisition. During the six months ended June 30, 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $652.3 million, and at June 30, 2020, our equity capital allocation was 3% to Agency RMBS and 97% to Credit Investments. We have expertise in Agency RMBS, and may choose to allocate additional capital in those assets should the opportunity arise; however, in the near term we expect our capital to be almost entirely allocated to Credit Investments. Overall, our intention is to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes.

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

The following table presents a detailed break-down of our investment portfolio as of June 30, 2020 and December 31, 2019 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Agency RMBS (b)	$12,688	$2,333,626	1.3%	52.8%	—	7.1x
Residential Investments	732,375	1,493,869	76.3%	33.8%	1.6x	2.7x
Commercial Investments	214,339	589,709	22.4%	13.4%	1.0x	2.1x
Total: Investment Portfolio	$959,402	$4,417,204	100.0%	100.0%	0.8x	4.1x
Investments in Debt and Equity of Affiliates (c)	$307,130	$373,126	N/A	N/A	(d)	(d)
Total: GAAP Investment Portfolio	$652,272	$4,044,078	N/A	N/A	1.3x	4.1x

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
(b)As of June 30, 2020, Agency RMBS includes only Excess MSRs.
(c)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
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

The following table presents a summary of the allocated equity of our investment portfolio as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Allocated Equity		Percent of Equity
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Agency RMBS	$11,426	$295,358	3.1%	34.8%
Residential Investments	242,320	359,923	66.3%	42.4%
Commercial Investments	111,632	193,765	30.6%	22.8%
Total	$365,378	$849,046	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of June 30, 2020 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
Excess MSR (4)	$2,441,668	$18,174	$(5,486)	$12,688	N/A	4.85%	6.38
Total Agency RMBS	2,441,668	18,174	(5,486)	12,688	N/A	4.85%	6.38

Credit Investments:
Residential Investments
Prime (5)	14,243	7,995	624	8,619	3.70%	7.11%	19.77
Alt-A/Subprime (5)	16,887	6,902	2,373	9,275	4.25%	9.02%	14.00
Credit Risk Transfer	16,294	16,294	(4,043)	12,251	4.70%	4.62%	16.52
Non-U.S. RMBS	3,213	4,113	(469)	3,644	6.06%	6.00%	3.16
Interest Only and Excess MSR (4)(6)	215,176	249	179	428	0.59%	NM	1.13
Re/Non-Performing Loans	562,418	447,075	(24,879)	422,196	3.53%	6.09%	5.88
Non-QM Loans	1,330,697	263,080	(19,406)	243,674	1.82%	6.67%	4.37
Land Related Financing	32,418	32,227	61	32,288	12.76%	12.91%	2.23
Total Residential Investments	2,191,346	777,935	(45,560)	732,375	2.67%	6.61%	4.67
Commercial Investments
CMBS	98,622	93,305	(19,282)	74,023	4.08%	5.25%	3.36
Freddie Mac K-Series	22,572	10,196	(1,798)	8,398	3.84%	8.97%	10.83
Interest Only (7)	687,446	4,313	(80)	4,233	0.10%	7.02%	4.37
Commercial Real Estate Loans (8)	141,886	141,331	(13,646)	127,685	6.42%	6.74%	2.50
Total Commercial Investments	950,526	249,145	(34,806)	214,339	1.51%	6.32%	4.14
Total Credit Investments	3,141,872	1,027,080	(80,366)	946,714	2.22%	6.55%	4.51
Total: Investment Portfolio	$5,583,540	$1,045,255	$(85,852)	$959,402	2.22%	6.52%	5.33
Investments in Debt and Equity of Affiliates	$1,555,887	$325,558	$(18,428)	$307,130	2.28%	8.00%	4.34
Total: GAAP Investment Portfolio	$4,027,653	$719,696	$(67,424)	$652,272	2.18%	5.55%	5.74

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
(5)Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 744 and 687, respectively.
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

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio for the periods presented. We did not hold any GAAP Agency RMBS as of June 30, 2020.

	Fair Value	CPR (1)(2)(3)
Agency RMBS	December 31, 2019	December 31, 2019
30 Year Fixed Rate (3)	$2,241,298	8.1%
Inverse Interest Only (3)	38,238	11.7%
Interest Only (3)	35,903	10.3%
Total/Weighted Average	$2,315,439	8.2%

(1)Represents the weighted average monthly CPRs published during the year ended December 31, 2019 for our in-place portfolio during the same period.
(2)Source: Bloomberg.
(3)CPRs are shown only for securities with fair values as of period end.

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	June 30, 2020	December 31, 2019
Non-Agency RMBS (1)	$117,149	$835,325
CMBS (2)	86,654	431,023
Total Credit securities	203,803	1,266,348

Residential loans (3)	615,226	658,544
Commercial real estate loans	127,685	158,686
Total loans	742,911	817,230

Total Credit investments	$946,714	$2,083,578
Less: Investments in Debt and Equity of Affiliates	$306,634	$372,571
Total GAAP Credit Portfolio	$640,080	$1,711,007

(1)Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing held in securitized form.
(2)Includes CMBS, Freddie Mac K-Series, and Interest-Only investments.
(3)Includes Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing not held in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of June 30, 2020 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Pre 2009	$2,189	$2,057	$277	$2,334	7.05%	7.90%	9.14
2013	1,168	759	91	850	3.60%	5.09%	19.07
2014	15,439	11,974	(2,011)	9,963	4.54%	14.56%	7.39
2015	341,896	16,455	3,734	20,189	0.72%	8.09%	2.06
2016	130,379	2,566	511	3,077	0.17%	11.06%	4.67
2017	197,285	11,646	(765)	10,881	0.34%	6.28%	3.99
2018	187,882	25,968	(7,362)	18,606	0.62%	4.61%	5.33
2019	1,039,621	121,618	(23,470)	98,148	0.98%	9.00%	4.75
2020	338,775	42,453	(2,698)	39,755	1.20%	13.69%	4.33
Total: Credit Securities	$2,254,634	$235,496	$(31,693)	$203,803	0.82%	9.56%	4.29
Investments in Debt and Equity of Affiliates	$1,199,099	$81,257	$(9,925)	$71,332	0.71%	14.96%	4.35
Total: GAAP Basis	$1,055,535	$154,239	$(21,768)	$132,471	0.89%	6.64%	4.22

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

The following table presents the fair value of our credit securities portfolio by credit rating as of June 30, 2020 and December 31, 2019 (in thousands):

Credit Rating - Credit Securities (1)	June 30, 2020 (2)	December 31, 2019 (2)
AAA	$631	$4,975
A	—	13,792
BBB	1,445	65,454
BB	3,234	106,311
B	38,183	226,083
Below B	9,226	103,985
Not Rated	151,084	745,748
Total: Credit Securities	$203,803	$1,266,348
Less: Investments in Debt and Equity of Affiliates	$71,332	$131,955
Total: GAAP Basis	$132,471	$1,134,393
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS and CMBS portfolios ($ in thousands). The geographic markets that we invest in have been and continue to be severely impacted by the ongoing COVID-19 pandemic.

June 30, 2020
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$30,202	28.8%	Florida	$13,771	15.9%
New York	14,442	13.8%	California	12,607	14.5%
Florida	8,914	8.5%	Texas	9,296	10.7%
Texas	3,553	3.4%	New York	9,107	10.5%
Maryland	3,420	3.3%	New Jersey	5,740	6.6%
Other	56,618	42.2%	Other	36,133	41.8%
Total	$117,149	100.0%	Total	$86,654	100.0%
(1)CMBS includes all commercial credit securities, including CMBS, Freddie Mac K-Series, and Interest-Only investments.
(2)Non-Agency RMBS fair value includes $12.1 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

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

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

June 30, 2020
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$8,619	3.9%	66.7	1.9%
Alt-A/Subprime	9,275	6.7%	156.0	0.1%
Credit Risk Transfer	12,251	1.6%	13.9	0.3%
Non-U.S. RMBS	3,644	4.6%	70.5	1.0%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$74,023	1.2%	29.3	10.4%
Freddie Mac K Series	8,398	0.6%	19.9	0.0%

December 31, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$241,887	10.6%	136.7	9.8%
Alt-A/Subprime	122,712	12.8%	162.3	17.7%
Credit Risk Transfer	279,955	0.4%	24.5	1.8%
Non-U.S. RMBS	57,731	7.3%	147.8	15.8%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
CMBS	$263,017	0.2%	22.1	9.3%
Freddie Mac K Series	118,150	0.6%	45.3	0.4%

*Sources: Intex, Trepp

In our Re/Non-Performing Loan portfolio, 22% of the overall population has requested COVID related assistance as of June 30, 2020; approximately 40% of the population requesting assistance is being reported as contractually current as of quarter end.

At the end of the initial forbearance period, those borrowers who can make their regular monthly scheduled payment will do so and the payment terms of the forbearance amounts will be negotiated (reinstatement, repayment or deferral). For those borrowers who cannot make their scheduled payment, the servicer will initiate phone contact with such borrowers to determine income status and ability to make future mortgage payments. The servicer will collect documents (where allowed by state laws) to initiate further forbearance or loss mitigation strategies for those borrowers who cannot make their regularly scheduled mortgage payments at the end of the initial forbearance period.

Prior to COVID, the three month average monthly default rate, or rate at which a borrower moved from current to 30 days delinquent, was 6.4%. The default rate for June was 4.5%. COVID related delinquencies made up approximately 56% of those defaults in June.

Our Re/Non-Performing Loan valuation process in Q1 and Q2 2020 has incorporated a more conservative view of defaults, liquidation timelines and discount rates.

In our Non-QM Loan portfolio, 30% of the overall population has requested COVID related assistance as of June 30, 2020; approximately 31% of the population requesting assistance is being reported as contractually current as of quarter end.

At the end of the forbearance period, the servicer will complete the same steps as described above with regards to Re/Non-Performing Loans.

Prior to COVID, the three month average monthly default rate was 1.3%. The default rate for June was 2.5%. COVID related delinquencies made up approximately 69% of those defaults in June.

As it relates to our Non-QM Loans, our valuation no longer reflects a call assumption, given the greater uncertainty around future performance and market conditions at the time of call.

The following table presents detail on our commercial real estate loan portfolio on June 30, 2020 ($ in thousands).

						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Initial Stated Maturity Date	Extended Maturity Date (7)	Location	Collateral Type
Loan G (8)(9)	$56,710	$—	$56,710	$(4,225)	$52,485	5.27%	5.27%	1.55	July 9, 2020	July 9, 2022	CA	Condo, Retail, Hotel
Loan I (10)	15,212	(211)	15,001	(789)	14,212	11.50%	12.26%	1.80	February 9, 2021	February 9, 2023	MN	Office, Retail
Loan J (8)	6,291	—	6,291	(4,051)	2,240	5.65%	5.65%	2.12	January 1, 2023	January 1, 2024	NY	Hotel, Retail
Loan K (11)	12,673	—	12,673	(1,100)	11,573	10.00%	11.22%	1.27	May 22, 2021	February 22, 2024	NY	Hotel, Retail
Loan L (11)	51,000	(344)	50,656	(3,481)	47,175	5.40%	5.66%	4.12	July 22, 2022	July 22, 2024	IL	Hotel, Retail
	$141,886	$(555)	$141,331	$(13,646)	$127,685	6.42%	6.74%	2.50

(1)We have the contractual right to receive a balloon payment for each loan.
(2)See our "Off-balance sheet arrangements" section below for details on our commitments on commercial real estate loans as of June 30, 2020.
(3)Pricing is reflective of marks on unfunded commitments.
(4)Each commercial real estate loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities of commercial real estate loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan G and Loan J are first mortgage loans.
(9)Loan G matured on July 9, 2020. Discussions are ongoing between the borrower and the lenders related to the extension and restructuring of the loan. However, there can be no guaranty that an agreement will be reached with respect to any such discussions.
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
(3)Yield includes any exit fees.
(4)Actual maturities of commercial real estate loans may be shorter or longer than stated contractual maturities. Weighted average maturities are affected by prepayments of principal.
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

In 2020, in response to the unprecedented illiquidity and drop in demand for MBS due to the COVID-19 pandemic, which resulted in a significant decline in the value of our assets, which, in turn, resulted in an unusually high number of margin calls from our financing counterparties, we reduced our overall exposure to our financing counterparties by selling a significant portion of our investment portfolio and reducing the amount of our financing arrangements from $3.2 billion to $251.1 million on a GAAP basis and from $3.5 billion to $469.2 million on a Non-GAAP basis, including a reduction in our repurchase agreement balance from $3.2 billion to $208.0 million. Additionally, the Federal Reserve cut the federal funds rate by a total of 150 basis points during the first quarter of 2020. As previously described, we sold our entire portfolio of 30 year fixed rate Agency RMBS in March of 2020. As a result, our investment portfolio was primarily comprised of Credit Investments as of June 30, 2020. This reallocation resulted in an increase in our financing costs from 2.51% at December 31, 2019 to 3.86% at June 30, 2020 due to the increased expense associated with financing Credit Investments as compared to Agency RMBS.

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

On June 10, 2020, we entered into a Reinstatement Agreement with the Participating Counterparties, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements (each, a "Bilateral Agreement") and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As a result of the termination of the Forbearance Agreement and entry into the Reinstatement Agreement, default interest on the our outstanding borrowings under each Bilateral Agreement has ceased to accrue as of June 10, 2020 and the interest rate was the non-default rate of interest or pricing rate, as set forth in the applicable Bilateral Agreements, all cash margin has been applied to outstanding balances we owe, and the DTC repo tracker coding for each Bilateral Agreement has been reinstated, thereby allowing principal and interest payments on the underlying collateral to flow to and be used by us, just as it was before the prior forbearance agreements were put in place. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the various forbearance agreements have been terminated and released. We also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent. Additionally, the Reinstatement Agreement provides a set of financial covenants that override and replace the financial covenants in each Bilateral Agreement and sets forth various reporting requirements from the Company to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. In connection with the negotiation and execution of the Reinstatement Agreement, we entered into certain amendments to the Bilateral Agreements with certain of the Participating Counterparties to reflect current market terms. In general, the amendments reflect increased haircuts and higher coupons.

On June 10, 2020, we also entered a separate reinstatement agreement with JPMorgan Chase Bank (the "JPM Reinstatement Agreement") on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of our existing financing arrangements as of the date of this Report.

Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on outstanding deficiencies.

We use leverage to finance the purchase of our target assets. In 2020 and 2019, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We experienced fluctuations in our haircuts that caused us to alter our business and financing strategies for the three and six months ended June 30, 2020. As previously described, this resulted in us raising liquidity and de-risking our portfolio. Through asset sales and related debt pay-offs, we have reduced the aggregate number of our financing counterparties, bringing the counterparties we have debt outstanding with down from 30 as of December 31, 2019 to 6 as of June 30, 2020.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
June 30, 2020
Non-GAAP Basis	$469,153	$642,182	$939,056
Less: Investments in Debt and Equity of Affiliates	218,055	255,764	276,149
GAAP Basis	$251,098	$386,418	$662,907
March 31, 2020
Non-GAAP Basis	$1,231,231	$2,878,844	$3,904,578
Less: Investments in Debt and Equity of Affiliates	261,374	260,737	280,196
GAAP Basis	$969,857	$2,618,107	$3,624,383
December 31, 2019
Non-GAAP Basis	$3,490,884	$3,703,921	$3,929,708
Less: Investments in Debt and Equity of Affiliates	257,416	240,602	257,830
GAAP Basis	$3,233,468	$3,463,319	$3,671,878
September 30, 2019
Non-GAAP Basis	$3,720,937	$3,301,725	$3,720,937
Less: Investments in Debt and Equity of Affiliates	195,949	238,144	279,478
GAAP Basis	$3,524,988	$3,063,581	$3,441,459
June 30, 2019
Non-GAAP Basis	$3,074,536	$3,166,610	$3,263,481
Less: Investments in Debt and Equity of Affiliates	183,286	216,024	238,045
GAAP Basis	$2,891,250	$2,950,586	$3,025,436
March 31, 2019
Non-GAAP Basis	$3,290,383	$3,069,958	$3,290,383
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,112,835	$2,895,286	$3,110,859
December 31, 2018
Non-GAAP Basis	$2,860,227	$2,851,744	$2,866,872
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,720,488	$2,725,893	$2,727,133
September 30, 2018
Non-GAAP Basis	$2,913,543	$2,862,935	$2,913,543
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,811,394	$2,770,102	$2,811,394
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392

Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282
June 30, 2017
Non-GAAP Basis	$2,265,227	$2,209,991	$2,339,133
Less: Investments in Debt and Equity of Affiliates	8,485	8,806	9,116
GAAP Basis	$2,256,742	$2,201,185	$2,330,017

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

Recourse and non-recourse financing

We utilize both recourse and non-recourse debt to finance our portfolio. Non-recourse financing includes securitized debt and other non-recourse financing. Recourse financing includes the secured debt from our Manager and other recourse financing. The below table provides detail on the breakout between recourse and non-recourse financing as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Recourse financing	$278,723	$3,490,884
Non-recourse financing (1)	409,549	224,348
Total (2)	$688,272	$3,715,232

Recourse financing - Investments in Debt and Equity of Affiliates	7,480	257,416
Non-recourse financing - Investments in Debt and Equity of Affiliates	210,575	—
Total Investments in Debt and Equity of Affiliates	218,055	257,416

Total: GAAP Basis	$470,217	$3,457,816

(1)Not mark-to-market with respect to margin calls.
(2)As of June 30, 2020, total financing includes $469.2 million of financing arrangements, $199.0 million of securitized debt and $20.1 million of secured debt. As of December 31, 2019, total financing includes $3.5 billion of financing arrangements and $224.3 million of securitized debt.

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

We continue to take steps to manage and de-lever our portfolio. Through asset sales and related debt pay-offs, we have reduced our exposure to various counterparties, bringing the counterparties with debt outstanding down from 30 as of December 31, 2019 to 6 as of June 30, 2020. See Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for a description of our material financing arrangements as of June 30, 2020.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of the financing arrangements on our investment portfolio as of June 30, 2020 and December 31, 2019 (in thousands).

	June 30, 2020	December 31, 2019
Repurchase agreements	$208,032	$3,194,409
Revolving facilities (1)	261,121	296,475
Total: Non-GAAP Basis	$469,153	$3,490,884
Investments in Debt and Equity of Affiliates	218,055	257,416
Total: GAAP Basis	$251,098	$3,233,468
(1)Increasing our borrowing capacity under a majority of our revolving facilities requires consent of the lenders.

The following table presents a summary of the financing arrangements on our Investment Portfolio as of June 30, 2020 ($ in thousands):

	Credit
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost
30 days or less	$55,658	3.43%
61-90 days	14,429	4.67%
91-180 days	1,253	2.20%
Greater than 180 days	397,813	4.35%
Total: Non-GAAP Basis	$469,153	4.25%
Investments in Debt and Equity of Affiliates	$218,055	4.94%
Total: GAAP Basis	$251,098	3.64%

(1)As of June 30, 2020, our weighted average days to maturity is 457 days and our weighted average original days to maturity is 749 days on a GAAP Basis. As of June 30, 2020, our weighted average days to maturity is 360 days and our weighted average original days to maturity is 878 days on a Non-GAAP Basis.

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

Repurchase agreements

The following table presents, as of June 30, 2020, a summary of the repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$55,658	3.43%	3.43%	12	46.9%
61-90 days	5,037	4.71%	4.71%	70	43.3%
Greater than 180 days	16,413	5.00%	5.00%	458	42.5%
Total: Non-GAAP Basis	$77,108	3.85%	3.85%	111	45.7%
Investments in Debt and Equity of Affiliates	$19,746	4.97%	4.97%	393	43.3%
Total: GAAP Basis	$57,362	3.46%	3.46%	14	46.5%

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

The decrease in the balance of our repurchase agreements from December 31, 2019 to June 30, 2020 is due primarily to selling collateral in order to meet margin calls.

The following table presents, as of June 30, 2020, a summary of our repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
61-90 days	$9,392	4.65%	4.65%	70	61.2%
Greater than 180 days	118,072	3.68%	4.10%	329	19.4%
Total: GAAP Basis	$127,464	3.76%	4.14%	310	22.4%

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
31-60 days	$24,584	3.14%	3.14%	56	33.7%
Greater than 180 days	107,010	3.61%	3.80%	727	19.3%
Total: GAAP Basis	$131,594	3.53%	3.68%	602	22.0%

The following table presents, as of June 30, 2020, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$3,460	4.75%	6.00%	915	36.4%

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$3,017	4.46%	5.89%	1,097	35.4%

Financing facilities

The following table presents information regarding revolving facilities as of June 30, 2020 and December 31, 2019 ($ in thousands). It also reconciles these items to GAAP.

			June 30, 2020				December 31, 2019
Facility	Investment	Maturity Date	Rate	Funding Cost (1)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (1)	Balance
Revolving facility B (2)(3)	Re/Non-performing loans	June 28, 2021	—%	—%	$—	$—	3.80%	3.80%	$21,546
Revolving facility C (2)(3)	Commercial loans	August 10, 2023	2.33%	2.68%	62,812	100,000	3.85%	4.01%	89,956
Revolving facility D (2)(3)(4)	Non-QM loans	October 1, 2021	5.00%	5.00%	194,162	194,162	3.61%	4.02%	177,899
Revolving facility E (2)	Re/Non-performing loans	November 25, 2020	2.20%	2.20%	1,253	1,253	3.73%	3.73%	1,808
Revolving facility F (2)	Re/Non-performing loans	July 25, 2021	1.94%	1.94%	2,894	14,120	3.55%	3.55%	5,266
Total: Non-GAAP Basis					$261,121	$309,535			$296,475
Investments in Debt and Equity of Affiliates					$198,309	$209,535			$184,973
Total: GAAP Basis					$62,812	$100,000			$111,502
(1)Funding costs represent the stated rate inclusive of any deferred financing costs.

(2)Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Increasing our borrowing capacity under this facility requires consent of the lender.
(4)Refer to the "MATT Financing Arrangement Restructuring" Section below for additional information.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity ("SPE") to facilitate the transaction. We determined that the SPE was a variable interest entity ("VIE") and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated December 2014 VIE"). See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on Consolidated December 2014 VIE. As of June 30, 2020, we did not hold any interest in the December 2014 VIE.

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

The following table details certain information related to the Consolidated August 2019 VIE as of June 30, 2020 and December 31, 2019 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
June 30, 2020	Residential mortgage loans (2)	$254,936	$223,119	3.51%	4.81%	6.85
	Securitized debt (3)	213,233	198,974	2.95%	2.95%	5.19
December 31, 2019	Residential mortgage loans (2)	263,956	255,171	3.96%	5.11%	7.66
	Securitized debt (3)	217,455	217,118	2.92%	2.86%	5.00

(1)Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)This represents all loans contributed to the Consolidated August 2019 VIE.
(3)As of June 30, 2020 and December 31, 2019, we have recorded secured financing of $199.0 million and $217.1 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

June 30, 2020	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$470,169	$365,378	1.3x
Financing arrangements through affiliated entities	218,055
Non-recourse financing arrangements	(409,549)
Economic Leverage	$278,675	$365,378	0.8x

December 31, 2019	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,441,451	$849,046	4.1x
Financing arrangements through affiliated entities	257,416
Non-recourse financing arrangements	(224,348)
Economic Leverage	$3,474,519	$849,046	4.1x

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

As previously described, due to market volatility caused by the COVID-19 pandemic, we executed on various asset sales in an effort to create additional liquidity and de-risk our portfolio. As a result of these asset sales and related debt pay-offs, we have reduced the number of financing counterparties we have, bringing the overall number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 6 as of June 30, 2020 with debt outstanding of $469.2 million, inclusive of financing arrangements through affiliated entities. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at June 30, 2020 and December 31, 2019.

As described above in the "Other financing transactions" section, we entered into a resecuritization transaction in 2014 and a securitization transaction of certain of our residential mortgage loans in August 2019 that resulted in the consolidation of those VIEs created with the SPEs. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows. See Note 3 and 4 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail.

During the quarter, we entered into the Forbearance Agreement pursuant to which the consent of the Participating Counterparties was required in order for us to increase our leverage. As described above, upon entering in to the Reinstatement Agreement, we are no longer subject to the restrictive covenants set forth in the Forbearance Agreement, though the Reinstatement Agreement limits our Recourse Indebtedness to Stockholder's Equity (both as defined therein) leverage ratio to no greater than 3:1.

The following table presents information at June 30, 2020 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch - Non-GAAP	$79,134	129	21.6%
Non-GAAP Adjustments (a)	(28,378)	(105)	(7.8)%
Credit Suisse AG, Cayman Islands Branch - GAAP	$50,756	24	13.9%

Barclays Bank PLC	$28,966	329	7.9%
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

The following table summarizes certain information on our non-hedge derivatives and other instruments (in thousands) as of the dates indicated.

		June 30, 2020		December 31, 2019
Notional amount of non-hedge derivatives and other instruments:	Notional Currency	Notional Amount	Weighted Average Life (Years)	Notional Amount	Weighted Average Life (Years)
Pay Fix/Receive Float Interest Rate Swap Agreements (1)(2)	USD	$—	—	$1,943,281	4.25
Payer Swaptions	USD	350,000	0.18	650,000	0.42
Short positions on British Pound Futures (3)	GBP	3,250	0.21	6,563	0.21
Short positions on Euro Futures (4)	EUR	—	—	1,500	0.21

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

During the quarter ended March 31, 2020, we sold our interest rate sensitive assets. As a result, we did not hold any interest rate swap positions as of June 30, 2020.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in September of the following year. We estimate that we do not have any undistributed taxable income as of June 30, 2020. Refer to the "Results of operations" section above for more detail.

On March 27, 2020, we announced that our Board of Directors approved a suspension of our quarterly dividends on our common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common dividends that normally would have been declared in March 2020 and the preferred dividend that would have been declared in May 2020, in order to conserve capital and preserve liquidity. Based on current conditions for the Company, we do not anticipate paying dividends on our common or preferred stock for the foreseeable future. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. As a result, we did not declare or accrue quarterly dividends on our Common or Preferred Stock during the three months ended June 30, 2020. Pursuant to the terms of our Preferred Stock, all unpaid dividends on our preferred stock accrue without interest and, if dividends on our preferred stock are in arrears, we cannot pay cash dividends on our common stock. Refer to Note 12 in the "Notes to Consolidated Financing Statements (Unaudited)" for more information on our preferred stock. Refer to the "Book value per share" section above for a discussion of the treatment of accumulated, unpaid, or undeclared preferred dividends on our book value.

The following table details the aggregate and per-share amounts of arrearages in cumulative, unpaid, and undeclared preferred dividends as of June 30, 2020 (in thousands, except per share data):

Class of Stock	Dividend Per Preferred Share in Arrears	Amount of Preferred Dividend in Arrears
8.25% Series A	$0.51563	$1,067
8.00% Series B	0.50	2,300
8.000% Series C	0.50	2,300
Total		$5,667

Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. We expect cumulative preferred dividends to continue to accrue for the foreseeable future, thereby increasing the aggregate liquidation preference of the preferred stock. Subject to market conditions, our liquidity, applicable contractual restrictions, the terms of the preferred stock and applicable law, we may from time to time seek to manage this liability by acquiring shares of our preferred stock in public offers, privately negotiated transactions, open market purchases or other transactions.

No common stock dividends were declared during the three months or the six months ended June 30, 2020. The following tables detail our common stock dividends during the six months ended June 30, 2019:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
Total			$1.00

The following table details our preferred stock dividends on our 8.25% Series A, 8.00% Series B, and 8.000% Series C Preferred Stock during the six months ended June 30, 2020 and June 30, 2019.

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
2/15/2019	2/28/2019	3/18/2019	0.51563	0.50	—
5/17/2019	5/31/2019	6/17/2019	0.51563	0.50	—

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs. Our principal sources of cash as of June 30, 2020 consisted of proceeds from sales of assets in an effort to prudently manage our portfolio through unprecedented market volatility resulting from the global pandemic of the COVID-19 virus, borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At June 30, 2020, we had $68.1 million of cash available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

As previously discussed, on June 1, 2020, we entered into a third forbearance agreement with the Participating Counterparties, providing for a forbearance period ending on June 15, 2020. We exited forbrearance on June 10, 2020. Pursuant to the terms of the Forbearance Agreement, we were obligated to comply with a set of restrictive covenants set forth in the Forbearance Agreement, including restrictions on the use of our cash, restrictions on our incurrence of additional debt, and restrictions on the sale of our assets. We also granted to the Participating Counterparties a lien and security interest in all of our unencumbered assets. Upon entering into the Reinstatement Agreement with the Participating Counterparties, we are no longer subject to the restrictive covenants set forth in the Forbearance Agreement and the lien and security interest granted to the Participating Counterparties on all of our unencumbered assets were terminated and released.

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and, when owned, unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

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

As of June 30, 2020, we have met all margin calls. Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on outstanding deficiencies.

Cash Flows

As of June 30, 2020, our cash, cash equivalents, and restricted cash totaled $69.2 million representing a net decrease of $56.2 million from $125.4 million at December 31, 2019. Cash provided by continuing operating activities of $0.8 million was primarily attributable to net interest income less operating expenses. Cash provided by continuing investing activities of $2,628.4 million was primarily attributable to sales of investments and principal repayments of investments less purchases of investments. Cash used in continuing financing activities of $(2,685.2) million was primarily attributable to repayments of financing arrangements and dividend payments offset by borrowings under financing arrangements.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the three and six months ended June 30, 2020, we sold 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.5 million. For the three and six months ended June 30, 2019, we sold 0.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. As of June 30, 2020, we have sold approximately 2.5 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $31.1 million, with $68.9 million available to be issued.

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

Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock issuance

On September 17, 2019, we completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option. We received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of our Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. Based on current conditions for the Company, we do not anticipate paying dividends on our common or preferred stock for the foreseeable future. Refer to the "Dividends" section above for more detail on arrearages.

Contractual obligations

Management agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum.

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and six months ended June 30, 2020, we incurred management fees of approximately $1.7 million and $3.8 million, respectively. For the three and six months ended June 30, 2019, we incurred management fees of approximately $2.4 million and $4.7 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $4.5 million and $5.3 million of Other operating expenses for the three and six months ended June 30, 2020, respectively, we have accrued $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses. Of the $3.8 million and $7.6 million of Other operating expenses for the three and six months ended June 30, 2019, respectively, we have accrued $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses.

On April 6, 2020, we executed an amendment to the management agreement pursuant to which the Manager agreed to defer our payment of the management fee and reimbursement of expenses as detailed above through September 30, 2020, or such other time as we and the Manager agree.

Secured debt

On April 10, 2020, in connection with the first Forbearance Agreement, we issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to us. Additionally, on April 27, 2020, in connection with the second Forbearance Agreement, we entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to us. The $10 million loan made by the Manager on April 10, 2020 is payable on March 31, 2021, and the $10 million loan made on April 27, 2020 was repaid in full with interest when it matured on July 27, 2020. The unpaid balance of the Note accrues interest at a rate of 6.0% per annum. Interest on the Note is payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note.

The Manager agreed to subordinate our obligations with respect to the Note and liens held by the Manager for the security of the performance of our obligations under the Note to our obligations to the Participating Counterparties and to the secured promissory note payable to Royal Bank of Canada. Our obligations to the Participating Counterparties and to the secured promissory note payable to Royal Bank of Canada were satisfied or released as of June 30, 2020.

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our Annual Meeting, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2020, 1,925,209 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 180,585 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of June 30, 2020, all the shares of restricted common stock granted to our Manager and independent directors have vested and 99,991 restricted stock units granted to our Manager have vested. The 20,009 restricted stock units that have not vested as of June 30, 2020 were granted to the Manager on July 1, 2017, and represent the right to receive an equivalent number of shares of our common stock when the units vest on July 1, 2020. The units do not entitle the recipient the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The vesting of such units is subject to the continuation of the management agreement. If the management agreement terminates, all unvested units then held by the Manager or the Manager’s transferee shall be immediately cancelled and forfeited without consideration.

Unfunded commitments

See our "Off-balance sheet arrangements" section below and Note 13 of the "Notes to Consolidated Financial Statements" for detail on our unfunded commitments as of June 30, 2020.

MATT Financing Arrangement Restructuring

On April 3, 2020, we, alongside private funds under the management of Angelo Gordon, restructured our financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement requires all principal and interest on the underlying assets in MATT be used to pay down principal and interest on the outstanding financing arrangement. As of April 3, 2020, The Restructured Financing Arrangement is not a mark-to-market facility and is non-recourse to us. The Restructured Financing Arrangement provides for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by us of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty will be entitled to 35% of the remaining equity in the assets. We evaluated this restructuring and concluded it was an extinguishment of debt. MATT has chosen to make a fair value election on the new financing arrangement, and we will treat this arrangement consistently with this election.

Other

As of June 30, 2020 and December 31, 2019, we are obligated to pay accrued interest on our financing arrangements in the amount of $0.7 million and $10.8 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to the repayment of financing arrangements in conjunction with the sales of various assets by us and the seizures of various assets by financing counterparties in 2020.

Off-balance sheet arrangements

We may enter into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We may also enter into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of June 30, 2020, we did not hold any TBA positions.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, our interest in AG Arc, and certain derivatives. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Assets (1)	Liabilities	Equity	Assets (1)	Liabilities	Equity
Agency Excess MSR	$496	$—	$496	$555	$—	$555
Total Agency RMBS	496	—	496	555	—	555

Re/Non-Performing Loans	39,170	(7,281)	31,889	87,216	(56,811)	30,405
Non-QM Loans	243,674	(210,575)	33,099	254,276	(200,257)	54,019
Land Related Financing	23,790	—	23,790	16,979	—	16,979
Total Residential Investments	306,634	(217,856)	88,778	358,471	(257,068)	101,403

Freddie Mac K-Series	—	—	—	12,237	—	12,237
CMBS Interest Only	—	—	—	1,863	—	1,863
Total Commercial	—	—	—	14,100	—	14,100
Total Credit Investments	306,634	(217,856)	88,778	372,571	(257,068)	115,503
Total Investments excluding AG Arc	307,130	(217,856)	89,274	373,126	(257,068)	116,058

AG Arc, at fair value	28,030	—	28,030	28,546	—	28,546

Cash and Other assets/(liabilities) (2)	9,276	(3,651)	5,625	12,953	(1,246)	11,707

Investments in debt and equity of affiliates	$344,436	$(221,507)	$122,929	$414,625	$(258,314)	$156,311
(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)Includes financing arrangements on real estate owned as of June 30, 2020 and December 31, 2019 of $(0.2) million and $(0.3) million, respectively.

The table below details our additional commitments as of June 30, 2020 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Commercial loan G (a)(b)	July 26, 2018	$84,515	$56,710	$27,805
Commercial loan I (a)	January 23, 2019	20,000	15,212	4,788
Commercial loan J (a)(c)	February 11, 2019	30,000	6,291	23,709
Commercial loan K (a)	February 22, 2019	20,000	12,673	7,327
LOTS (d)	Various	40,819	22,999	17,820
Total		$195,334	$113,885	$81,449

(a)We entered into commitments on commercial loans relating to construction projects. See "Investment activities" section above for further details.
(b)We expect to receive financing of approximately $18.1 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $9.7 million. This financing is not committed and actual financing could vary significantly from our expectations.
(c)We expect to receive financing of approximately $13.0 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $10.7 million. This financing is not committed and actual financing could vary significantly from our expectations.
(d)Refer to "Contractual obligations" section above for more information regarding LOTS.

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

Red Creek

In connection with our investments in Re/Non-Performing Loans and non-QM loans, we may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, we also engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. Beginning in September 2019, we engaged the Asset Manager as the asset manager for our non-QM loans. We pay the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for our Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in our updating the fee amount for our Re/Non-Performing Loans. We also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the six months ended June 30, 2020, the fees paid by us to the Asset Manager totaled $0.3 million. For the three and six months ended June 30, 2019, the fees paid by us to the Asset Manager totaled $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2020, we deferred $0.3 million and $0.4 million, respectively, of fees owed to the Asset Manager and plan to continue to defer fees through September 30, 2020 or such other time as we and the Manager agree.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of June 30, 2020 and December 31, 2019.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of June 30, 2020 and December 31, 2019, these Excess MSRs had fair values of approximately $12.7 million and $18.2 million, respectively.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay an administrative fee to Arc Home. For the three and six months ended June 30, 2020, the administrative fees paid by us to Arc Home totaled $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2019, the administrative fees paid by us to Arc Home totaled $0.1 million and $0.2 million, respectively.

Mortgage Acquisition Trust I LLC

See our "MATT Financing Arrangement Restructuring" sections above.

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

Secured debt

See our "Contractual obligations–Secured debt" section above.

Other transactions with affiliates

Our Board of Directors has adopted a policy regarding the approval of any "affiliated transaction," which is any transaction or series of transactions in which Angelo Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo Gordon’s management, on the other hand (an "Affiliated Transaction"). In order for us to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by our Chief Risk Officer and the Chief Compliance Officer of Angelo Gordon. For most instruments, if market bids are available, the trading desk will request external bids from the market while simultaneously submitting an internal bid to Compliance and/or Risk. If the highest bid is an external bid, the security or other instrument will be sold to the external bidder and no affiliated transaction will take place. If the highest bid is the internal bid, the price will be the midpoint between the internal bid and the highest external bid. If market bids are not available or prove to be impracticable in Angelo Gordon's reasonable judgment, appropriate pricing will generally be based on a valuation analysis prepared by an independent third party. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using derivative instruments to adjust interest rate sensitivity of our target assets and borrowings. Our hedging techniques can be highly complex, and the value of our target assets and derivatives may be adversely affected as a result of changing interest rates. Given current market volatility and historically low interest rates and the fact that we removed our interest rate sensitive assets from our portfolio, as of June 30, 2020, we did not have any hedges in place to mitigate the risk of rising interest rates.

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

The following chart details information about our duration gap as of June 30, 2020:

Duration (1)	Years
Agency RMBS	(0.11)
Residential Loans (2)	1.89
Credit Investments, excluding Residential Loans (2)	0.50
Duration Gap	2.28
(1)Duration related to financing arrangements and hedges is netted within its respective line items.
(2)Residential Loans include Re/Non Performing Loans, Non-QM Loans and Land Related Financing.

The following tables quantify the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of June 30, 2020. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2020, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(3.6)%	(1.6)%	(2.6)%
50	(2.5)%	(1.1)%	(1.8)%
25	(1.3)%	(0.5)%	(0.9)%
(25)	1.3%	0.6%	0.3%
(50)	2.8%	1.2%	0.2%
(75)	4.3%	1.8%	0.2%

(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of June 30, 2020.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York). On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed on Form 8-K, filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, and to resolve all claims by either party under the repurchase agreements, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. On June 11, 2020, the Company repaid the secured promissory note due to RBC in full. The Company has recognized this settlement in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As a result, as of June 30, 2020, the Company has satisfied all of its payment obligations to RBC under the settlement agreement and promissory note, and, as previously reported, the federal lawsuit has been voluntarily dismissed with prejudice.

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

We are subject to risks related to residential mortgage loans, commercial mortgage loans, and mezzanine loans. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our residential MBS (“RMBS”), commercial MBS (“CMBS”) and commercial loan investments. As a result, we anticipate that the number of borrowers who become delinquent or default on their financial obligations may increase significantly, and in addition to borrowers who are seeking to defer the payment of principal and/or interest or other payments on certain of the loans that we own. When a residential mortgage loan is delinquent, or in default, forbearance or foreclosure, we may be required to advance payments for taxes and insurance associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. Such increased levels of payment delinquencies, defaults, foreclosures, forbearance arrangements or losses would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders, and any such impact may be material. Moreover, a number of states are considering or have already implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or operating partner in the event of a default or failure to meet its financial obligations to us. In addition, our portfolio includes commercial loans collateralized by hotel, retail and other asset classes which have been significantly negatively impacted by the ongoing COVID-19 pandemic and various governmental and consumer responses to the pandemic, including government-mandated closures and travel restrictions. While we believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal value of certain investments or that the value of the underlying collateral will continue to protect our investment.

We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the slow-down in economic activity caused by the COVID-19 pandemic and government-mandated closures and travel restrictions. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential mortgage loans, mezzanine loans and our RMBS and commercial loan investments, the fair value of these assets and our ability to originate and acquire our target assets, which would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the fair value of our assets and may also reduce the level of new mortgage and other residential real estate-related investment opportunities available to us, which would adversely affect our ability to grow our business and fully execute our investment strategy, could decrease our earnings and liquidity, and may expose us to further margin calls.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we announced on March 27, 2020 that our board of directors elected to suspend the payment of quarterly dividends on our common stock and our 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of the date of this report, we have not yet reinstated quarterly dividends on any of our capital stock. Further, we have noted that, based on current conditions for the Company, we do not anticipate paying dividends on our common or preferred stock for the foreseeable future. No assurance can be given that we will be able to reinstate quarterly dividends on our common stock and/or preferred stock or make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time. Under the terms governing our series of preferred stock, we cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

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

During the six months ended June 30, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of COVID-19 may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

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

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of our Manager's personnel are working remotely at least a few days a week. If our Manager's personnel are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

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

We may change our investment strategy, operating policies, dividend policy, and/or asset allocations without shareholder consent and/or in a manner in which shareholders, analysts, and capital markets may not agree, which could adversely affect our financial condition, results of operations, the market price of our common stock, and our ability to pay dividends to our shareholders.

A change in our investment strategy or asset allocation may materially change our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations. These changes could have a material impact on our ability to re-establish a dividend at a level that we had previously paid before the change in strategy. Furthermore, if any change in investment strategy, asset allocation, operating or dividend policy is perceived negatively by the markets or analysts covering our stock, our stock price may decline. Part of our investment strategy includes deciding whether to reinvest payments received on our existing investment portfolio. Based on market conditions, our leverage, and our liquidity profile, we may decide to not reinvest the cash flows we receive from our investment portfolio. If we retain, rather than reinvest, these cash flows, the size of our investment portfolio and the amount of net interest income generated by our investment portfolio will likely decline. In addition, if the assets we acquire in the future earn lower yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down or are sold.

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

There is no assurance that we will not be deemed subject to the 1940 Act and be required to register as an investment company. While in transient investment company status, we will actively pursue alternatives for regaining compliance with the exemption. Qualification for exemption from the definition of investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. In either case we could be required to restructure our activities and investments in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act. Either of these outcomes could negatively affect our business, the value of shares of our stock and our ability to make distributions to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

In order to conserve capital and preserve liquidity, on March 27, 2020, our Board of Directors approved a suspension of our quarterly dividends on our common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common dividends that normally would have been declared in March 2020 and the preferred dividend that would have been declared in May 2020. Based on current conditions for the Company, we do not anticipate paying dividends on our common or preferred stock for the foreseeable future. As a result, we did not declare or accrue quarterly dividends on our Common or Preferred Stock during the three months ended June 30, 2020. Pursuant to the terms of our Preferred Stock, all unpaid dividends on our preferred stock accrue without interest and such accumulated and unpaid dividend must be satisfied before any cash dividends can be paid to the holders of our common stock.

As of June 30, 2020, the amount of accrued and unpaid dividends on our Series A, Series B and Series C Preferred Stock is $1.1 million, $2.3 million and $2.3 million, respectively. Refer to Note 9 of the "Notes to the Consolidated Financial Statements" for details regarding arrearages on our Series A, Series B and Series C Preferred Stock and Note 12 of the "Notes to the Consolidated Financial Statements" for further detail on our Series A, Series B and Series C Preferred Stock.

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

*10.24
Purchase and Sale Agreement, dated November 4, 2019, by and between SFR MT LLC and Conrex ML Portfolio 2019-01 Operating Company, LLC, incorporated by reference to Exhibit 10.24 on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2019.

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

*10.43
Reinstatement Agreement, dated as of June 10, 2020, by and between AG Mortgage Investment Trust, Inc. and BofA securities, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse AG, Credit Suisse International, Barclays Capital Inc., Barclays Bank PLC, Wells Fargo Bank, National Association and Goldman Sachs Bank USA, incorporated by reference to Exhibit 10.43 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.44
Master Repurchase Agreement, dated as of August 10, 2018, by and between AG MIT CREL II, LLC and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.44 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.45
Guarantee Agreement, dated as of August 10, 2018, by and between AG Mortgage Investment Trust, Inc. and JPMorgan Chase Bank, National Association., incorporated by reference to Exhibit 10.45 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.46
Amended and Restated Master Repurchase Agreement, dated as of April 3, 2020, by and between Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD and Mortgage Acquisition Trust I LLC, incorporated by reference to Exhibit 10.46 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.47
Master Repurchase Agreement, dated as of June 6, 2019, by and between Credit Suisse AG, Cayman Islands Branch, Mortgage Acquisition Trust I LLC and Mortgage Acquisition Holding I LLC, incorporated by reference to Exhibit 10.47 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.48
Amendment No. 1 to Master Repurchase Agreement, dated as of April 3, 2020, by and between Credit Suisse AG, Cayman Islands Branch, Mortgage Acquisition Trust I LLC and Mortgage Acquisition Holding I LLC, incorporated by reference to Exhibit 10.48 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.49
Master Repurchase Agreement, dated as of February 21, 2018, by and between Credit Suisse AG, Cayman Islands Branch and GCAT Depositor 2017-19, LLC, incorporated by reference to Exhibit 10.49 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.50
Guaranty, dated as of February 21, 2018, by and between AG Mortgage Investment Trust, Inc. and Credit Suisse AG, Cayman Islands Branch, incorporated by reference to Exhibit 10.50 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.51
Master Repurchase Agreement, dated as of November 25, 2019, by and between Credit Suisse AG, Cayman Islands Branch and GCAT Depositor 2017-19, LLC, incorporated by reference to Exhibit 10.51 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.52
Master Repurchase Agreement, dated as of February 18, 2015, by and between Credit Suisse Securities (USA) LLC and AG MIT CMO EC LLC, incorporated by reference to Exhibit 10.52 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.53
Guarantee, dated as of December 19, 2018, made by AG Mortgage Investment Trust, Inc. and Barclays Bank PLC, incorporated by reference to Exhibit 10.53 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.54
Amendment No. 1 to Guarantee, dated as of May 28, 2020, by and between AG Mortgage Investment Trust, Inc. and Barclays Bank PLC, incorporated by reference to Exhibit 10.54 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.55
Third Amended and Restated Annex I.A Amended and Restated Additional Supplemental Terms and Conditions, dated as of May 28, 2020, by and between Barclays Bank PLC and AG MIT, LLC, incorporated by reference to Exhibit 10.55 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.56
Master Repurchase Agreement, dated as of December 19, 2018, by and between Barclays Bank PLC and AG MIT, LLC, incorporated by reference to Exhibit 10.56 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.57
Reinstatement Agreement, dated as of June 10, 2020, by and between AG Mortgage Investment Trust, Inc., AG MIT CREL II, LLC and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.57 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.58
Guaranty, dated as of February 18, 2015, by and between AG Mortgage Investment Trust, Inc. and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 10.58 on Form 10-Q, filed with the Securities and Exchange Commission on June 12, 2020.

*10.59
2020 Equity Incentive Plan, dated as of April 15, 2020, by and between AG Mortgage Investment Trust, Inc. and its affiliates, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2020.**

10.60	Form of Award Agreement Under the AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, dated as of April 15, 2020.**

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian C. Sigman pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Fully or partly previously filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 10, 2020	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

August 10, 2020	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer)

August 10, 2020	By:	/s/ Alison Halpern
Alison Halpern
Chief Accounting Officer (principal accounting officer)