Form 10-Q
period 2020-09-30
AG Mortgage Investment Trust, Inc.
filed 2020-11-06
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 4, 2020, there were 40,721,831 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Real estate securities, at fair value:
Agency - $107,252 and $2,234,921 pledged as collateral, respectively	$250,123	$2,315,439
Non-Agency - $26,711 and $682,828 pledged as collateral, respectively (1)	43,271	717,470
CMBS - $40,486 and $413,922 pledged as collateral, respectively	54,228	416,923
Residential mortgage loans, at fair value - $45,019 and $171,224 pledged as collateral, respectively (2)	429,648	417,785
Commercial loans, at fair value - $0 and $4,674 pledged as collateral, respectively	122,880	158,686
Investments in debt and equity of affiliates	138,689	156,311
Excess mortgage servicing rights, at fair value	3,526	17,775
Cash and cash equivalents	44,592	81,692
Restricted cash	5,108	43,677
Other assets	9,159	21,905
Assets held for sale - Single-family rental properties, net	—	154
Total Assets	$1,101,224	$4,347,817

Liabilities
Financing arrangements	$225,504	$3,233,468
Securitized debt, at fair value (1)(2)	358,986	224,348
Payable on unsettled trades	105,016	—
Dividend payable	—	14,734
Other liabilities	20,944	24,675
Liabilities held for sale - Single-family rental properties, net	305	1,546
Total Liabilities	710,755	3,498,771
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock; 2,027 and 2,070 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($52,770 and $51,750 aggregate liquidation preference, respectively)	48,888	49,921
8.00% Series B Cumulative Redeemable Preferred Stock; 4,569 and 4,600 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($118,792 and $115,000 aggregate liquidation preference, respectively)	110,541	111,293
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 4,571 and 4,600 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($118,837 and $115,000 aggregate liquidation preference, respectively)	110,533	111,243
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 36,121 and 32,742 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	361	327
Additional paid-in capital	673,105	662,183
Retained earnings/(deficit)	(552,959)	(85,921)
Total Stockholders’ Equity	390,469	849,046

Total Liabilities & Stockholders’ Equity	$1,101,224	$4,347,817
The accompanying notes are an integral part of these unaudited consolidated financial statements.
(1)See Note 3 for details related to variable interest entities.
(2)See Note 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Interest Income
Interest income	$9,717	$40,735	$63,354	$123,126
Interest expense	4,357	21,887	32,941	67,011
Total Net Interest Income	5,360	18,848	30,413	56,115

Other Income/(Loss)
Net realized gain/(loss)	(14,431)	(16,132)	(257,183)	(64,225)
Net interest component of interest rate swaps	(13)	2,179	910	5,760
Unrealized gain/(loss) on real estate securities and loans, net	19,495	11,726	(184,770)	101,644
Unrealized gain/(loss) on derivative and other instruments, net	1,970	3,258	(1,797)	(17,667)
Foreign currency gain/(loss), net	(10)	667	1,483	667
Other income	—	210	4	840
Total Other Income/(Loss)	7,011	1,908	(441,353)	27,019

Expenses
Management fee to affiliate	1,698	2,346	5,525	7,091
Other operating expenses	5,929	6,062	11,253	13,650
Restructuring related expenses	1,345	—	9,949	—
Equity based compensation to affiliate	—	76	163	275
Excise tax	—	186	(815)	464
Servicing fees	540	416	1,685	1,203
Total Expenses	9,512	9,086	27,760	22,683

Income/(loss) before equity in earnings/(loss) from affiliates	2,859	11,670	(438,700)	60,451

Equity in earnings/(loss) from affiliates	17,187	(564)	(23,571)	715
Net Income/(Loss) from Continuing Operations	20,046	11,106	(462,271)	61,166
Net Income/(Loss) from Discontinued Operations	—	(1,057)	361	(3,284)
Net Income/(Loss)	20,046	10,049	(461,910)	57,882

Gain on Exchange Offer, net (Note 12)	539	—	539	—
Dividends on preferred stock (1)	(5,563)	(3,720)	(16,897)	(10,455)

Net Income/(Loss) Available to Common Stockholders	$15,022	$6,329	$(478,268)	$47,427

Earnings/(Loss) Per Share - Basic
Continuing Operations	$0.44	$0.22	$(14.35)	$1.58
Discontinued Operations	—	(0.03)	0.01	(0.10)
Total Earnings/(Loss) Per Share of Common Stock	$0.44	$0.19	$(14.34)	$1.48

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$0.44	$0.22	$(14.35)	$1.58
Discontinued Operations	—	(0.03)	0.01	(0.10)
Total Earnings/(Loss) Per Share of Common Stock	$0.44	$0.19	$(14.34)	$1.48

Weighted Average Number of Shares of Common Stock Outstanding
Basic	34,422	32,736	33,347	32,007
Diluted	34,422	32,748	33,347	32,016
(1) The three and nine months ended September 30, 2020 include cumulative and undeclared dividends of $5.6 million and $11.2 million, respectively, on the Company's Preferred Stock as of September 30, 2020. As further described in Note 2, undeclared dividends are not recorded on the balance sheet. Subsequent to quarter end, the Board of Directors has approved and the Company has declared and set apart for payment all accrued and unpaid dividends on the Company's Preferred Stock. See Note 15 for additional information. The three and nine months ended September 30, 2019 include cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of September 30, 2019.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended September 30, 2020 and September 30, 2019
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at July 1, 2020	33,825	$338	$49,921	$111,293	$111,243	$666,127	$(573,544)	$365,378
Net proceeds from issuance of common stock	1,736	18	—	—	—	5,467	—	5,485
Grant of restricted stock and amortization of equity based compensation	44	—	—	—	—	60	—	60
Exchange Offer (Note 12)	516	5	(1,033)	(752)	(710)	1,451	539	(500)
Net Income/(Loss)	—	—	—	—	—	—	20,046	20,046
Balance at September 30, 2020	36,121	$361	$48,888	$110,541	$110,533	$673,105	$(552,959)	$390,469

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at July 1, 2019	32,709	$327	$49,921	$111,293	$—	$661,833	$(92,510)	$730,864
Net proceeds from issuance of preferred stock	—	—	—	—	111,183	—	—	111,183
Grant of restricted stock and amortization of equity based compensation	27	—	—	—	—	176	—	176
Common dividends declared	—	—	—	—	—	—	(14,731)	(14,731)
Preferred Series A dividends declared	—	—	—	—	—	—	(1,068)	(1,068)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	10,049	10,049
Balance at September 30, 2019	32,736	$327	$49,921	$111,293	$111,183	$662,009	$(100,560)	$834,173

For the Nine Months Ended September 30, 2020 and September 30, 2019
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2020	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046
Net proceeds from issuance of common stock	2,738	28	—	—	—	8,956	—	8,984
Grant of restricted stock and amortization of equity based compensation	125	1	—	—	—	515	—	516
Preferred Series A dividends declared	—	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Preferred Series C dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Exchange Offer (Note 12)	516	5	(1,033)	(752)	(710)	1,451	539	(500)
Net Income/(Loss)	—	—	—	—	—	—	(461,910)	(461,910)
Balance at September 30, 2020	36,121	$361	$48,888	$110,541	$110,533	$673,105	$(552,959)	$390,469

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$—	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	—	66,023	—	66,063
Net proceeds from issuance of preferred stock	—	—	—	—	111,183	—	—	111,183
Grant of restricted stock and amortization of equity based compensation	39	—	—	—	—	574	—	574
Common dividends declared	—	—	—	—	—	—	(47,438)	(47,438)
Preferred Series A dividends declared	—	—	—	—	—	—	(3,202)	(3,202)
Preferred Series B dividends declared	—	—	—	—	—	—	(6,900)	(6,900)
Net Income/(Loss)	—	—	—	—	—	—	57,882	57,882
Balance at September 30, 2019	32,736	$327	$49,921	$111,293	$111,183	$662,009	$(100,560)	$834,173

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net income/(loss)	$(461,910)	$57,882
Net (income)/loss from discontinued operations	(361)	3,284
Net income/(loss) from continuing operations	(462,271)	61,166
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(4,401)	(1,605)
Net realized (gain)/loss	257,183	64,225
Unrealized (gain)/loss on real estate securities and loans, net	184,770	(101,644)
Unrealized (gain)/loss on derivative and other instruments, net	1,797	17,667
Foreign currency (gain)/loss, net	(1,483)	(667)
Equity based compensation to affiliate	163	275
Equity based compensation expense	353	299
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	25,712	6,896
Change in operating assets/liabilities:
Other assets	8,644	(4,683)
Other liabilities	(12,025)	(7,624)
Net cash provided by (used in) continuing operating activities	(1,558)	34,305
Net cash provided by (used in) discontinued operating activities	(726)	(1,508)
Net cash provided by (used in) operating activities	(2,284)	32,797

Cash Flows from Investing Activities
Purchase of real estate securities	(174,845)	(1,767,918)
Purchase of residential mortgage loans	(541,823)	(207,048)
Origination of commercial loans	(8,228)	(67,386)
Purchase of commercial loans	(19,280)	(23,065)
Purchase of U.S. Treasury securities	—	(81,917)
Investments in debt and equity of affiliates	(44,869)	(75,528)
Proceeds from sales of excess MSRs	7,735	—
Proceeds from sales of real estate securities	2,722,425	677,554
Proceeds from sales of residential mortgage loans	393,633	12,780
Proceeds from sales of commercial loans	36,935	—
Proceeds from sales of U.S. Treasury securities	—	82,048
Principal repayments on real estate securities	104,213	251,684
Principal repayments on excess MSRs	2,579	3,053
Principal repayments on commercial loans	5,710	43,217
Principal repayments on residential mortgage loans	50,563	13,729
Distributions received in excess of income from investments in debt and equity of affiliates	26,444	12,276
Net proceeds from (payments made on) reverse repurchase agreements	—	11,499
Net proceeds from (payments made on) sales of securities borrowed under reverse repurchase agreements	—	(11,479)
Net settlement of interest rate swaps and other instruments	(73,180)	(73,330)
Net settlement of TBAs	4,610	2,753
Cash flows provided by (used in) other investing activities	(743)	(364)
Net cash provided by (used in) continuing investing activities	2,491,879	(1,197,442)
Net cash provided by (used in) discontinued investing activities	—	374
Net cash provided by (used in) investing activities	2,491,879	(1,197,068)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	4,669	66,063
Net proceeds from issuance of preferred stock	—	111,183
Borrowings under financing arrangements	13,374,192	34,984,677

	Nine Months Ended
	September 30, 2020	September 30, 2019
Repayments of financing arrangements	(16,037,399)	(34,180,260)
Borrowings under secured debt	20,000	—
Repayments of secured debt	(10,000)	—
Proceeds from issuance of securitized debt	166,487	224,931
Principal repayments on securitized debt	(16,021)	(2,474)
Net collateral received from (paid to) derivative counterparty	—	(724)
Net collateral received from (paid to) repurchase counterparty	(46,613)	1,456
Dividends paid on common stock	(14,734)	(47,078)
Dividends paid on preferred stock	(5,667)	(10,102)
Net cash provided by continuing financing activities	(2,565,086)	1,147,672
Net cash provided by (used in) financing activities	(2,565,086)	1,147,672

Net change in cash, cash equivalents and restricted cash	(75,491)	(16,599)
Cash, cash equivalents, and restricted cash, Beginning of Period	125,369	84,358
Effect of exchange rate changes on cash	(178)	82
Cash, cash equivalents, and restricted cash, End of Period	$49,700	$67,841

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$42,625	$74,483
Cash paid for excise and income taxes	$1,058	$1,413
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$105,016	$15,544
Receivable on unsettled trades	$—	$4,509
Common stock dividends declared but not paid	$—	$14,731
Exchange Offer (Note 12)	$2,495	$—
Holdback on sale of excess MSRs	$725	$—
Management fees paid using Common Stock in lieu of cash	$4,315	$—
Decrease in securitized debt	$7,091	$2,846
Transfer of real estate securities in satisfaction of repurchase agreements	$345,066	$—
Change in repurchase agreements from transfer of real estate securities	$344,685	$—
Transfer from residential mortgage loans to other assets	$2,100	$2,265
Transfer from investments in debt and equity of affiliates to CMBS	$11,769	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$44,592	$31,468
Restricted cash	5,108	30,785
Restricted cash included assets held for sale - Single-family rental properties, net	—	5,588
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$49,700	$67,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of agency investments and credit investments, which contain the asset classes further described below.

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

Commercial Mortgage Backed Securities ("CMBS") represent investments of fixed- and floating-rate CMBS, including investment grade (AAA through BBB) and non-investment grade classes (BB and below), secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans. Conduit CMBS are CMBS that are collateralized by multiple commercial loans and multiple borrowers. Single-Asset/Single-Borrower securities are CMBS which securitize a single loan that is backed by a single asset (usually a large commercial property) or by a pool of cross collateralized mortgage obligations to a single borrower or related borrowers.

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

Agency investments include Agency RMBS and Agency Excess MSRs, and credit investments include Non-Agency RMBS, ABS, CMBS, loans, and Credit Excess MSRs.

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
September 30, 2020
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

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although many of the government restrictions were relaxed over the summer and early fall, these conditions, or some level thereof, are expected to continue over the near term and may continue into 2021, depending on state and local outbreaks and the success of availability of an effective vaccine.

Beginning in mid-March, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. These events, in turn, resulted in declines in the value of our assets and margin calls from the Company's repurchase agreement financing counterparties. In order to satisfy the margin calls, the Company sold a significant portion of its investments resulting in a material adverse impact on book value, earnings and financial position. The Company's book value decreased from $17.61 at December 31, 2019 to $3.34 at September 30, 2020.

In an effort to manage the Company's portfolio through this unprecedented turmoil in the financial markets and improve liquidity, the Company executed the following during the nine months ended September 30, 2020:

•The Company reduced its investment portfolio from $4.0 billion at December 31, 2019 to $903.7 million at September 30, 2020 through sales, directly or as a result of financing counterparty seizures.
•The Company terminated its entire portfolio of pay-fixed, receive-variable interest rate swaps, recognizing net realized losses of $(65.4) million.
•The Company reduced its outstanding financing arrangements from $3.2 billion at December 31, 2019 to $225.5 million at September 30, 2020, resulting in a decline of its overall leverage ratio from 4.1x to 1.8x.

The Company executed the following during the three months ended September 30, 2020:

•The Company purchased $250.1 million of Agency RMBS and $60.2 million of Residential Mortgage Loans.
•The Company participated in a non-rated securitization, in which Residential Mortgage Loans with a fair value of $199.6 million were securitized, converting financing from recourse financing that was mark-to-market with respect to margin calls to non-recourse financing that is no longer mark-to-market with respect to margin calls.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
•The Company sold real estate securities for proceeds of $38.8 million, residential mortgage loans for proceeds of $6.2 million, commercial loans for proceeds of $2.7 million and Excess MSRs for proceeds of $8.5 million.
•The Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT, as defined below, in a rated Non-QM loan securitization, in which Non-QM loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. The Company has a 44.6% interest in the retained subordinate tranches.
•On September 24, 2020, the Company issued (i) 1,215,370 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter management fee will be paid in the normal course of business.

The full impact of COVID-19 on the mortgage REIT industry, the credit markets and consequently on the Company’s financial condition and results of operations for future periods is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States and global public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or vaccination for COVID-19, (v) the impact of government interventions, and (vi) the negative impact on the Company's borrowers, asset values and cost of capital.

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the three months ended September 30, 2020 presentation, primarily in the Consolidated Statement of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the classification of the operations of the Company's SFR portfolio to discontinued operations. The Company also included additional detail on certain asset classes within the real estate securities portfolio given the Company's reduction in portfolio size.

The accompanying unaudited consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern. The Company has conducted a going concern analysis which has a look-forward period of one year from the financial statement issuance date. The Company expects its current cash resources, operating cash flows, positive equity on its remaining assets, and its ability to obtain financing will be sufficient to sustain operations for a period greater than one year after the issuance of the date of this report. Management believes that the Company will have sufficient liquidity to meet its obligations, as they become due, for the next twelve months. To the extent that actual available cash differs materially from the current cash flow forecast, management has the ability to consider certain asset sales to increase the amount of available cash.

The global impact of the COVID-19 pandemic continues to evolve as state and local governments adopted a number of measures and recommendations in response to the outbreak, including imposing travel restrictions, "shelter in place" restrictions, curfews, canceling events, banning large gatherings, closing non-essential businesses and generally promoting social distancing. Although certain states and localities have recently begun easing some of these new measures and providing recommendations regarding recommencing economic activity, renewed outbreaks of COVID-19 may continue to occur and result in additional or different policy action at the federal, state and local level in the near future. The COVID-19 pandemic and resulting emergency measures has led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company's business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition and therefore the going concern analysis.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. As of September 30, 2020, the Company held $44.6 million of cash and cash equivalents, none of which were cash equivalents. As of December 31, 2019, the Company held $81.7 million of cash and cash equivalents, of which $53.2 million were cash equivalents. The Company places its cash with high credit quality institutions to reduce credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Due to broker, which is included in the "Other liabilities" line item on the consolidated balance sheets, does not include variation margin received on centrally cleared derivatives. See Note 8 for more detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, and financing arrangements, as well as restricted cash deposited into accounts held at certain consolidated trusts. Prior to the disposition of the Company's SFR portfolio, restricted cash also included cash deposited into accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums, interest expenses, property management fees and capital expenditures. Restricted cash is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash does not include variation margin pledged on centrally cleared derivatives. See Note 8 for more detail.

Offering costs

The Company has incurred offering costs in connection with common stock offerings, registration statements, preferred stock offerings and exchanges. Where applicable, the offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds. Exchange costs in connection with the Company's preferred stock exchanges have been accounted for as a reduction to the Company's retained earnings.

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
September 30, 2020
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

The Company considered whether the volatile market conditions related to the COVID-19 pandemic would have an impact on its Leveling policy under ASC 820, as amended on January 1, 2020. Based on due diligence, there have been no significant changes in any of the pricing services’ fair value methodologies or processes as a result of COVID-19. The Company does not believe the pricing services’ ability to determine fair values has been adversely impacted. As a result, the Company concluded there was no migration from Level 2 to Level 3 as a result of COVID-19.

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities," ASC 325-40, "Beneficial Interests in Securitized Financial Assets," or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Real estate securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." Real estate securities acquired are shown in the line item "Purchase of real estate securities" on the consolidated statement of cash flows. Purchases and sales of real estate securities are recorded on the trade date.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value, with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's unrealized and realized gain/(loss) amounts. As the Company measures its debt securities and loans at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements.

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

Accounting for residential and commercial mortgage loans

Investments in mortgage loans are recorded in accordance with ASC 310-10, "Receivables." At purchase, the Company may aggregate its mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to make a fair value election pursuant to ASC 825 for its mortgage loan portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all loan activities will be recorded in a similar manner. As such, loans are recorded at fair value on the consolidated balance

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
sheets and any periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." The Company recognizes certain upfront costs and fees relating to loans for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25. Purchases and sales of mortgage loans are recorded on the settlement date, concurrent with the completion of due diligence and the removal of any contingencies. Prior to the settlement date, the Company will include commitments to purchase loans within the Commitments and Contingencies footnote to the financial statements.

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

As previously stated, the Company adopted ASU 2016-13 as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was previously impacted by other than temporary impairment recorded under previous standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's recorded unrealized and realized gain/(loss) amounts. As the Company measures its debt securities and loans at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements.

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
September 30, 2020
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

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly "Non-QM" loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau. Non-QM loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT has made an election to be treated as a real estate investment trust beginning with the 2018 tax year.

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

	September 30, 2020			December 31, 2019
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Real Estate Securities, Excess MSRs and Loans, at fair value (1)(2)	$217,643	$(123,861)	$93,782	$373,126	$(257,068)	$116,058
AG Arc, at fair value	41,436	—	41,436	28,546	—	28,546
Cash and Other assets/(liabilities)	4,925	(1,454)	3,471	12,953	(1,246)	11,707
Investments in debt and equity of affiliates	$264,004	$(125,315)	$138,689	$414,625	$(258,314)	$156,311
(1)Certain loans held in securitized form are presented net of non-recourse securitized debt.
(2)Within Real Estate Securities, Excess MSRs and Loans is $152.5 million and $254.3 million of fair value of Non-QM loans held in MATT at September 30, 2020 and December 31, 2019, respectively. The related financing on the Non-QM loans was $117.0 million and $200.3 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $24.5 million whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability. Additionally, there is $25.5 million and $17.0 million of fair value of Land Related Financing held in LOTS at September 30, 2020 and December 31, 2019, respectively.

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
September 30, 2020
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

As previously stated, the Company adopted ASU 2016-13 as of January 1, 2020. The new guidance specifically excludes available-for-sale securities, loans and Excess MSRs measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was previously impacted by other than temporary impairment recorded under current standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's recorded unrealized and realized gain/(loss) amounts. As the Company measures its Excess MSRs at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on this asset class on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements.

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
September 30, 2020
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

The Company entered into a resecuritization transaction in 2014 (the "December 2014 VIE") which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. The transferred assets were recorded as a secured borrowing. The Company has chosen to make a fair value election pursuant to ASC 825 for its secured borrowings. As of September 30, 2020, the Company did not hold any interest in the December 2014 VIE. In connection with the deconsolidation, the Company recorded a realized gain of $2.1 million. See Note 3 below for more detail.

The Company transferred certain of its CMBS in Q3 2018 from certain of its non-wholly owned subsidiaries into a newly formed wholly owned entity so the Company could obtain financing on these real estate securities (the "August 2018 VIE"). The Company determined that the August 2018 VIE should be consolidated. As of September 30, 2020, the Company did not hold any interest in the August 2018 VIE. In connection with the deconsolidation, the Company recorded a loss of $8.3 million. See Note 3 below as well as the "Investments in debt and equity of affiliates" section above for more detail.

The Company entered into securitization transactions of certain of its re-performing residential mortgage loans, which resulted in the Company consolidating the respective VIEs that were created to facilitate these transactions and to which the underlying assets in connection with these securitizations were transferred (the "August 2019 VIE" and the "September 2020 VIE"). Based on the evaluations of each VIE, the Company concluded that the VIEs should be consolidated and, as a result, transferred assets of these VIEs were determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the August 2019 VIE and September 2020 VIE. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. See Note 4 for more detail regarding these VIEs. Refer to Note 6 related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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
September 30, 2020
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

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS, exclusive of interest-only securities), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes premiums on its securities. If actual and anticipated cash flows differ from previous estimates, the Company records an adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield retrospectively through the reporting date.

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

Interest income on the Company’s loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans. The Company has elected to record interest in accordance with ASC 835-30-35-2 using the effective interest method for all loans accounted for under the fair value option (ASC 825). Any amortization or accretion is reflected as an adjustment to interest income in the consolidated statement of operations.

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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2020, the Company had met all margin call requirements.

On March 20, 2020, the Company notified its financing counterparties that it did not expect to be in a position to fund the anticipated volume of future margin calls under its financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Subsequent to March 23, 2020, the Company received notifications of alleged events of default and deficiency notices from several of its financing counterparties. Subject to the terms of the applicable financing arrangement, if the Company had failed to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may have been able to demand immediate payment by the Company of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations were not paid, may have been permitted to sell the financed assets and apply the proceeds to the Company's financing obligations and/or take ownership of the assets securing the Company's financing obligations. During this period of market upheaval, the Company engaged in discussions with its financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed-upon period. On April 10, 2020, the Company entered into a forbearance agreement for an initial 15 day period, on April 27, 2020, a second forbearance agreement for an extended period ending on June 1, 2020, and a third forbearance agreement on June 1, 2020 for an additional period ending June 15, 2020 (collectively, the "Forbearance Agreement") with certain of its financing counterparties (the "Participating Counterparties"). Pursuant to the terms of the Forbearance Agreement, the Participating Counterparties agreed to forbear from exercising any of their rights and remedies in respect of events of default and any and all other defaults under the applicable financing arrangement with the Company for the duration of the forbearance period specified in the Forbearance Agreement (the "Forbearance Period").

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

On June 10, 2020, the Company also entered a separate reinstatement agreement with JPMorgan Chase Bank (the "JPM Reinstatement Agreement") on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of the Company’s existing financing arrangements as of the date of this report.

Refer to Note 13 for more information on deficiencies, all of which have been settled.

Dividends on Preferred Stock

Holders of the Company’s Series A, Series B and Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.25%, 8.00% and 8.000% per annum, respectively, of the $25.00 per share liquidation preference for each series. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
liquidation preference equal to an annual floating rate of the then three-month LIBOR plus a spread of 6.476% per annum. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The undeclared and unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its Common Stock. See Note 9 for aggregate amounts of arrearages in cumulative preferred dividends and Note 12 for further detail on the Company’s Preferred Stock.

Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. It requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as it currently is under the other-than temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under previously existing standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance had an impact on the Company's unrealized and realized gain/(loss) amounts. As the Company measures its debt securities and loans at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements. See the "Accounting for real estate securities," "Accounting for residential and commercial mortgage loans," "Accounting for excess mortgage servicing rights," and "Interest income recognition" sections above for more detail.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2020 and December 31, 2019 ($ in thousands). The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

September 30, 2020				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$237,142	$12,760	$249,902	$258	$(37)	$250,123	2.21%	1.17%

Credit Investments:
Residential Investments
Prime	14,104	(6,356)	7,748	660	(46)	8,362	3.69%	7.64%
Alt-A/Subprime	16,471	(9,676)	6,795	2,951	—	9,746	4.25%	5.25%
Credit Risk Transfer	15,523	—	15,523	—	(3,489)	12,034	4.70%	4.60%
Non-U.S. RMBS	2,869	811	3,680	40	(276)	3,444	6.16%	6.08%
Non-Agency RMBS Interest Only	171,444	(171,365)	79	281	(48)	312	0.55%	14.42%
Re/Non-Performing Securities	2,758	(539)	2,219	128	(33)	2,314	5.25%	9.99%
Land Related Financing	6,989	(176)	6,813	246	—	7,059	7.75%	8.33%
Total Residential Investments:	230,158	(187,301)	42,857	4,306	(3,892)	43,271	2.34%	6.42%
Commercial Investments
Conduit	4,925	(1,081)	3,844	—	(781)	3,063	4.78%	11.88%
Single-Asset/Single-Borrower	50,480	(1,543)	48,937	829	(11,588)	38,178	4.17%	4.84%
Freddie Mac K-Series CMBS	22,572	(12,221)	10,351	48	(1,763)	8,636	3.84%	8.98%
CMBS Interest Only (2)	687,293	(683,075)	4,218	205	(72)	4,351	0.10%	7.51%
Total Commercial Investments:	765,270	(697,920)	67,350	1,082	(14,204)	54,228	0.44%	6.11%
Total Credit Investments:	995,428	(885,221)	110,207	5,388	(18,096)	97,499	0.72%	6.25%

Total	$1,232,570	$(872,461)	$360,109	$5,646	$(18,133)	$347,622	1.04%	2.60%

(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.
(2)Comprised of Freddie Mac K-Series interest-only bonds.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

December 31, 2019				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$2,125,067	$59,123	$2,184,190	$57,404	$(296)	$2,241,298	3.73%	3.17%
Interest Only	476,192	(403,248)	72,944	2,330	(1,133)	74,141	3.93%	5.87%
Total Agency RMBS:	2,601,259	(344,125)	2,257,134	59,734	(1,429)	2,315,439	3.77%	3.26%

Credit Investments:
Residential Investments
Prime	297,932	(84,876)	213,056	29,052	(221)	241,887	4.92%	7.44%
Alt-A/Subprime	141,464	(30,859)	110,605	12,234	(127)	122,712	4.40%	6.89%
Credit Risk Transfer	270,397	591	270,988	8,972	(5)	279,955	5.17%	5.27%
Non-U.S. RMBS	44,867	9,473	54,340	3,391	—	57,731	3.21%	3.58%
Non-Agency RMBS Interest Only	209,362	(207,948)	1,414	—	(340)	1,074	0.77%	5.96%
Re/Non-Performing Securities	5,966	(1,965)	4,001	1,180	—	5,181	5.18%	19.20%
Land Related Financing	8,628	(212)	8,416	514	—	8,930	7.75%	8.26%
Total Residential Investments:	978,616	(315,796)	662,820	55,343	(693)	717,470	4.40%	6.28%
Commercial Investments
Conduit	72,318	(9,181)	63,137	811	(602)	63,346	4.24%	5.57%
Single-Asset/Single-Borrower	204,702	(5,606)	199,096	879	(304)	199,671	5.09%	5.57%
Freddie Mac K-Series CMBS	208,693	(119,809)	88,884	17,030	—	105,914	5.70%	11.54%
CMBS Interest Only (2)	3,427,025	(3,382,273)	44,752	3,486	(246)	47,992	0.24%	6.68%
Total Commercial Investments:	3,912,738	(3,516,869)	395,869	22,206	(1,152)	416,923	0.60%	7.21%
Total Credit Investments:	4,891,354	(3,832,665)	1,058,689	77,549	(1,845)	1,134,393	1.31%	6.62%

Total	$7,492,613	$(4,176,790)	$3,315,823	$137,283	$(3,274)	$3,449,832	2.20%	4.37%

(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.
(2)Comprised of Freddie Mac K-Series interest-only bonds.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The following tables detail the weighted average life of our real estate securities as of September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$16,576	$21,741	1.33%
Greater than one year and less than or equal to five years	98,388	98,372	2.43%	25,931	32,723	0.45%
Greater than five years and less than or equal to ten years	151,735	151,530	2.08%	17,945	18,740	0.38%
Greater than ten years	—	—	—	37,047	37,003	4.31%
Total	$250,123	$249,902	2.21%	$97,499	$110,207	0.72%

(1)This is based on projected life. Typically, actual maturities of mortgage-backed securities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

December 31, 2019	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$82,474	$82,273	0.56%
Greater than one year and less than or equal to five years	313,855	302,520	4.01%	525,192	508,038	1.29%
Greater than five years and less than or equal to ten years	2,001,584	1,954,614	3.71%	296,665	263,300	1.06%
Greater than ten years	—	—	—	230,062	205,078	5.46%
Total	$2,315,439	$2,257,134	3.77%	$1,134,393	$1,058,689	1.31%

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

For the three months ended September 30, 2020, the Company sold 13 securities for total proceeds of $38.8 million, recording realized gains of $0.7 million and realized losses of $4.5 million. For the nine months ended September 30, 2020, the Company sold, directly or as a result of financing counterparty seizures, 341 securities for total proceeds of $2.7 billion, recording realized gains of $54.0 million and losses of $180.4 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The following table details certain information related to the December 2014 VIE and August 2018 VIE as further described in Note 2 as of December 31, 2019 (in thousands). As of September 30, 2020, the Company did not hold any interest in these VIEs.

December 31, 2019
Assets
Real estate securities, at fair value:
Non-Agency	$13,838
CMBS	94,500
Other assets	808
Total assets	$109,146

Liabilities
Financing arrangements	$70,712
Securitized debt, at fair value	7,230
Other liabilities	3,553
Total liabilities	$81,495

The holders of the consolidated tranche of the December 2014 VIE, shown within the Non-Agency line item above, have no recourse to the general credit of the Company and the Company has no obligation to provide any other explicit or implicit support to the December 2014 VIE. Except for restricted cash, shown within the Other assets line item above, assets held by the August 2018 VIE were not restricted and could have been used to settle any obligations of the Company as of December 31, 2019. The liabilities of the August 2018 VIE were recourse to the Company and could be satisfied with assets of the Company as of December 31, 2019. As the Company does not hold any interest in the August 2018 VIE as of September 30, 2020, the liabilities of the August 2018 VIE are no longer recourse to the Company.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
In September 2020, the Company purchased a residential mortgage loan portfolio with a gross aggregate unpaid principal balance and a gross acquisition fair value of $71.7 million and $60.2 million, respectively. This loan portfolio was simultaneously securitized and is included within the September 2020 VIE.

For the three months ended September 30, 2020, the Company sold 52 loans for total proceeds of $6.2 million, recording realized gains of $0.3 million and realized losses of $0.6 million. For the nine months ended September 30, 2020, the Company sold 2,410 loans for total proceeds of $389.0 million, recording realized gains of $1.8 million and realized losses of $59.3 million.

No loans were sold for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company sold 79 loans for total proceeds of $12.8 million, recording realized gains of $1.0 million and realized losses $0.2 million.

The Company has chosen to make a fair value election pursuant to ASC 825 for its residential mortgage loan portfolio. Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on real estate securities and loans, net" line item. The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

The table below details information regarding the Company’s residential mortgage loan portfolio as of September 30, 2020 and December 31, 2019 ($ in thousands):

				Gross Unrealized			Weighted Average
As of	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
September 30, 2020	$518,510	$(72,943)	$445,567	$3,786	$(19,705)	$429,648	3.64%	5.17%	6.76
December 31, 2019	464,041	(55,219)	408,822	9,065	(102)	417,785	4.09%	5.72%	7.36

(1)This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The table below details information regarding the Company’s residential mortgage loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$306,845	$359,230	$330,234	$357,678
Non-Performing	113,461	138,422	87,551	106,363
Other (1)	9,342	20,858	—	—
	$429,648	$518,510	$417,785	$464,041
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

As of September 30, 2020 and December 31, 2019, the Company had residential mortgage loans with a fair value of $33.0 million and $35.6 million, respectively, that were in the process of foreclosure, excluding any loans classified as Other above.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio as of September 30, 2020 and December 31, 2019, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	September 30, 2020	December 31, 2019
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	17%	19%
Florida	11%	11%
New York	10%	9%
New Jersey	6%	6%

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the
Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the three and nine months ended September 30, 2020 and September 30, 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning Balance	$138,161	$89,515	$168,877	$79,610
Additions	31,115	70,279	160,132	90,515
Accretion	(5,073)	(4,286)	(21,538)	(10,987)
Reclassifications from/(to) non-accretable difference	(1,064)	(1,089)	(25,741)	515
Disposals	(2,298)	(53)	(120,889)	(5,287)
Ending Balance	$160,841	$154,366	$160,841	$154,366

As of September 30, 2020, the Company’s residential mortgage loan portfolio was comprised of 3,394 conventional loans with individual original loan balances between $5.6 thousand and $3.4 million, excluding loans classified as Other above.

As of December 31, 2019, the Company’s residential mortgage loan portfolio was comprised of 3,413 conventional loans with individual original loan balances between $3.8 thousand and $3.4 million.

In August 2019 and September 2020, the Company entered into securitization transactions of certain of its residential mortgage loans. The Company concluded that the SPEs created to facilitate these transactions were VIEs and also determined that the August 2019 VIE and September 2020 VIE should be consolidated by the Company. The transferred assets were recorded as secured borrowings, based on the Company’s involvement in the August 2019 VIE and September 2020 VIE, including the design and purpose of the SPEs, and whether the Company’s involvement reflected controlling financial interests that resulted in the Company being deemed the primary beneficiaries of the August 2019 VIE and the September 2020 VIE.

Upon consolidation, the Company elected the fair value option for the assets and liabilities of the August 2019 VIE and the September 2020 VIE. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," whereby the Company determines whether the fair value of the assets or liabilities of the August 2019 VIE and September 2020 VIE are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the August 2019 VIE and September 2020 VIE are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The following table details certain information related to the assets and liabilities of the August 2019 VIE and September 2020 VIE as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Assets
Residential mortgage loans, at fair value	$420,200	$255,171
Restricted cash	1,976	—
Other assets	2,596	898
Total assets	$424,772	$256,069

Liabilities
Financing arrangements	$23,918	$24,584
Securitized debt, at fair value	358,986	217,118
Other liabilities	546	596
Total liabilities	$383,450	$242,298

The following table details additional information regarding loans and securitized debt related to the August 2019 VIE and September 2020 VIE as of September 30, 2020 and December 31, 2019 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
September 30, 2020
August 2019 VIE	Residential mortgage loans	$248,023	$220,590	3.71%	4.80%	6.97
	Securitized debt (2)	206,434	195,499	2.96%	2.97%	5.13
September 2020 VIE	Residential mortgage loans	249,071	199,610	3.58%	5.46%	6.72
	Securitized debt (2)	163,487	163,487	2.98%	3.00%	2.09
December 31, 2019
August 2019 VIE	Residential mortgage loans	263,956	255,171	3.96%	5.11%	7.66
	Securitized debt (2)	217,455	217,118	2.92%	2.86%	5.00

(1)This is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)As of September 30, 2020 and December 31, 2019, the Company has recorded secured financing of $359.0 million and $217.1 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. The Company recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the August 2019 VIE and September 2020 VIE.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
For the three months ended September 30, 2020, the Company sold 1 commercial loan, for total proceeds of $2.7 million, recording realized losses of $4.7 million. For the nine months ended September 30, 2020, the Company sold 2 commercial loans for total proceeds of $36.9 million, recording realized losses of $6.5 million. For the three and nine months ended September 30, 2019, the Company did not sell any commercial loans.

The following tables present detail on the Company’s commercial loan portfolio as of September 30, 2020 and December 31, 2019 ($ in thousands).

September 30, 2020						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Extended Maturity Date (7)	Location	Collateral Type
Loan G (8)(9)	$56,697	$—	$56,697	$(3,941)	$52,756	5.27%	5.27%	1.80	July 9, 2022	CA	Condo, Retail, Hotel
Loan I (10)(11)	15,211	(173)	15,038	(826)	14,212	11.50%	12.00%	2.47	February 9, 2023	MN	Office, Retail
Loan K (12)	14,173	—	14,173	(1,100)	13,073	10.00%	11.00%	1.27	February 22, 2024	NY	Hotel, Retail
Loan L (12)(13)	51,000	(338)	50,662	(7,823)	42,839	5.40%	5.67%	3.86	July 22, 2024	IL	Hotel, Retail
	$137,081	$(511)	$136,570	$(13,690)	$122,880	6.50%	6.80%	2.59

(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Refer to Note 13 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of September 30, 2020.
(3)Pricing is reflective of marks on unfunded commitments.
(4)Each commercial loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities of commercial mortgage loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan G is a first mortgage loan.
(9)Loan G has been amended and has been extended to its extended maturity date upon reaching its initial maturity of July 9, 2020. See Note 13 for more details regarding commitments.
(10)Loan I is a mezzanine loan.
(11)Subsequent to quarter end, the Company and the borrower of Loan I entered into a modification agreement to, among other things, extend the term of the Loan, allow for a portion of the interest to be deferred and increase the capital commitment amount by $6.0 million. See Note 13 for more details regarding commitments.
(12)Loan K and Loan L are comprised of first mortgage and mezzanine loans.
(13)Subsequent to quarter end, the Company and the borrower of Loan L entered into a modification agreement to, among other things, require the borrower to pay previously deferred interest in full, defer interest for the following 12-month period and require funding of capital reserves by the borrower.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

December 31, 2019						Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Extended Maturity Date (5)	Location	Collateral Type
Loan G (6)	$45,856	$—	$45,856	$—	$45,856	6.46%	6.46%	0.53	July 9, 2022	CA	Condo, Retail, Hotel
Loan H (6)	36,000	—	36,000	—	36,000	5.49%	5.49%	0.19	June 9, 2020	AZ	Office
Loan I (7)	11,992	(184)	11,808	184	11,992	12.21%	14.51%	1.04	February 9, 2023	MN	Office, Retail
Loan J (6)	4,674	—	4,674	—	4,674	6.36%	6.36%	2.12	January 1, 2024	NY	Hotel, Retail
Loan K (8)	9,164	—	9,164	—	9,164	10.71%	11.86%	1.72	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(502)	50,498	502	51,000	6.16%	6.50%	4.63	July 22, 2024	IL	Hotel, Retail
	$158,686	$(686)	$158,000	$686	$158,686	6.82%	7.17%	1.92

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

During the three and nine months ended September 30, 2020, the Company recorded $44.5 thousand and $0.2 million of discount accretion on its commercial loans, respectively. During the three and nine months ended September 30, 2019, the Company recorded a de minimis amount of discount accretion on its commercial loans.

5. Excess MSRs

On August 31, 2020, the Company, alongside private funds under the management of Angelo Gordon, sold its Ginnie Mae Excess MSR portfolio to Arc Home for total proceeds of $18.9 million. The portfolio had a total unpaid principal balance of $3.1 billion. The Company's share of the total proceeds approximated $8.5 million, representing its approximate 45% ownership interest. The Company recorded realized gains of $0.1 million and realized losses of $4.8 million. Arc Home subsequently sold its Ginnie Mae MSR portfolio to a third party.

The Company has chosen to make a fair value election pursuant to ASC 825 for its Excess MSR portfolio.  Unrealized gains and losses are recognized in current period earnings in the "Unrealized gain/(loss) on derivative and other instruments, net" line item.  The gross unrealized gains/(losses) columns below represent inception to date unrealized gains/(losses).

The following table presents detail on the Company’s Excess MSR portfolio on September 30, 2020 ($ in thousands).

			Gross Unrealized		Weighted Average
	Unpaid Principal Balance	Amortized Cost	Losses	Fair Value	Yield	Life (Years) (1)
Agency Excess MSRs	$652,756	$4,725	$(1,284)	$3,441	3.97%	5.61
Credit Excess MSRs	29,185	172	(87)	85	23.56%	7.27
Total Excess MSRs	$681,941	$4,897	$(1,371)	$3,526	4.44%	5.68

(1)This is based on projected life. Actual maturities of Excess MSRs may be shorter than stated contractual maturities.  Maturities are affected by prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
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
September 30, 2020
interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments. See Note 8 for more information.

In determining the fair value of the Company's mortgage loans and securitized debt relating to the August 2019 VIE and the September 2020 VIE, the Company considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates and loss severity (considering mortgage insurance). Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$250,123	$—	$250,123
Credit Investments:
Non-Agency RMBS (1)	—	39,269	3,690	42,959
Non-Agency RMBS Interest Only	—	312	—	312
CMBS (2)	—	49,877	—	49,877
CMBS Interest Only	—	4,351	—	4,351
Residential mortgage loans	—	2,275	427,373	429,648
Commercial loans	—	—	122,880	122,880
Excess mortgage servicing rights	—	—	3,526	3,526
AG Arc (3)	—	—	41,436	41,436
Total Assets Measured at Fair Value	$—	$346,207	$598,905	$945,112

Liabilities:
Securitized debt	$—	$—	$(358,986)	$(358,986)
Derivative liabilities	—	(39)	—	(39)
Total Liabilities Measured at Fair Value	$—	$(39)	$(358,986)	$(359,025)
(1)Non-Agency RMBS is comprised of Prime, Alt-A/Subprime, Non-US RMBS, Re/Non-Performing Securities and Land Related Financing.
(2)CMBS is comprised of Conduit, Single-Asset/Single-Borrower and Freddie Mac K-Series CMBS.
(3)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents, if applicable, and AG Arc. The table above includes the Company's investment in AG Arc, which is included in its Investments in Debt and Equity of Affiliates line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$2,241,298	$—	$2,241,298
Interest Only	—	74,141	—	74,141
Credit Investments:
Non-Agency RMBS (1)	—	86,281	630,115	716,396
Non-Agency RMBS Interest Only	—	—	1,074	1,074
CMBS (2)	—	2,365	366,566	368,931
CMBS Interest Only	—	—	47,992	47,992
Residential mortgage loans	—	—	417,785	417,785
Commercial loans	—	—	158,686	158,686
Excess mortgage servicing rights	—	—	17,775	17,775
Cash equivalents (3)	53,243	—	—	53,243
Derivative assets	—	2,282	—	2,282
AG Arc (3)	—	—	28,546	28,546
Total Assets Measured at Fair Value	$53,243	$2,406,367	$1,668,539	$4,128,149

Liabilities:
Securitized debt	$—	$(151,933)	$(72,415)	$(224,348)
Derivative liabilities	(122)	(289)	—	(411)
Total Liabilities Measured at Fair Value	$(122)	$(152,222)	$(72,415)	$(224,759)

(1)Non-Agency RMBS is comprised of Prime, Alt-A/Subprime, Non-US RMBS, Re/Non-Performing Securities and Land Related Financing.
(2)CMBS is comprised of Conduit, Single-Asset/Single-Borrower and Freddie Mac K-Series CMBS.
(3)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents, if applicable, and AG Arc. The table above includes the Company's investment in AG Arc, which is included in its Investments in Debt and Equity of Affiliates line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2020 and September 30, 2019.

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
September 30, 2020

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended September 30, 2020 (in thousands)
	Non-Agency RMBS	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$4,496	$379,822	$127,685	$12,294	$28,030	$(198,974)
Transfers (1):
Transfers out of level 3	—	(2,225)	—	—	—	—
Purchases/Transfers	—	60,100	8,308	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(163,487)
Proceeds from sales of assets	—	(6,151)	(2,724)	(8,460)	—	—
Proceeds from settlement	(954)	(11,436)	(5,710)	—	—	6,798
Total net gains/(losses) (2)
Included in net income	148	7,263	(4,679)	(308)	13,406	(3,323)
Ending Balance	$3,690	$427,373	$122,880	$3,526	$41,436	$(358,986)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2020 (3)	$221	$9,778	$—	$3,298	$13,406	$(3,323)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2020, the Company transferred 2 Residential Mortgage Loan positions into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$13,206
Unrealized gain/(loss) on derivative and other instruments, net	(3,631)
Net realized gain/(loss)	(8,377)
Equity in earnings/(loss) from affiliates	13,406
Total	$14,604
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$9,999
Unrealized gain/(loss) on derivative and other instruments, net	(25)
Equity in earnings/(loss) from affiliates	13,406
Total	$23,380

Three Months Ended September 30, 2019 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$561,145	$1,834	$20,571	$220,225	$46,836	$199,970	$118,005	$20,893	$18,717	$(8,630)
Transfers (1):
Transfers into level 3	55,311	—	—	—	—	—	—	—	—	—
Purchases/Transfers	72,933	—	473	39,095	—	181,053	60,803	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	—	(65,171)
Capital Contributions	—	—	—	—	—	—	—	—	11,148	—
Proceeds from sales/redemptions	(23,630)	—	—	—	(917)	—	—	—	—	—
Proceeds from settlement	(13,578)	—	(8,263)	(5,777)	—	(6,364)	(32,800)	—	—	630
Total net gains/(losses) (2)
Included in net income	1,876	(412)	(489)	4,419	(976)	4,718	510	(2,738)	(2,594)	(15)
Ending Balance	$654,057	$1,422	$12,292	$257,962	$44,943	$379,377	$146,518	$18,155	$27,271	$(73,186)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2019 (3)	$106	$371	$(489)	$4,356	$(925)	$4,651	$510	$(2,328)	$(2,594)	$(15)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2019, the Company transferred 9 Non-Agency RMBS securities into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$8,758
Unrealized gain/(loss) on derivative and other instruments, net	(2,753)
Net realized gain/(loss)	888
Equity in earnings/(loss) from affiliates	(2,594)
Total	$4,299
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$8,580
Unrealized gain/(loss) on derivative and other instruments, net	(2,343)
Equity in earnings/(loss) from affiliates	(2,594)
Total	$3,643

Nine Months Ended September 30, 2020 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$630,115	$1,074	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	(210,709)	(1,074)	(170,816)	(22,055)	—	—	—	—	7,230
Purchases/Transfers	1,559	—	3,540	—	536,710	27,508	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	(166,487)
Proceeds from sales of assets and seizures of assets	(362,199)	—	(148,111)	(21,995)	(393,559)	(36,924)	(8,460)	—	—
Proceeds from settlement	(11,823)	—	(9,367)	—	(50,563)	(5,710)	—	—	16,021
Total net gains/(losses) (2)
Included in net income	(43,253)	—	(41,812)	(3,942)	(83,000)	(20,680)	(5,789)	12,890	8,598
Ending Balance	$3,690	$—	$—	$—	$427,373	$122,880	$3,526	$41,436	$(358,986)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2020 (3)	$(329)	$—	$—	$—	$(25,443)	$(14,210)	$(2,183)	$12,890	$8,598
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2020, the Company transferred 50 Non-Agency RMBS securities, 2 Non-Agency RMBS Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities and 1 securitized debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. During the nine months ended September 30, 2020, the Company transferred 1 securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Refer to Note 2 for more information on changes regarding the Company's leveling policy.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(74,309)
Unrealized gain/(loss) on derivative and other instruments, net	2,809
Net realized gain/(loss)	(118,378)
Equity in earnings/(loss) from affiliates	12,890
Total	$(176,988)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$(39,982)
Unrealized gain/(loss) on derivative and other instruments, net	6,415
Equity in earnings/(loss) from affiliates	12,890
Total	$(20,677)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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
September 30, 2020
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at September 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	8.28% - 8.28% (8.28%)
Non-Agency RMBS	$2,315	Discounted Cash Flow	Projected Collateral Prepayments	5.58% - 5.58% (5.58%)
			Projected Collateral Losses	5.79% - 5.79% (5.79%)
			Projected Collateral Severities	-5.73% - -5.73% (-5.73%)
	$1,375	Consensus Pricing	Offered Quotes	89.00 - 89.00 (89.00)
			Yield	5.50% - 10.00% (6.63%)
Residential Mortgage Loans	$420,304	Discounted Cash Flow	Projected Collateral Prepayments	3.52% - 10.11% (7.74%)
			Projected Collateral Losses	1.84% - 9.33% (2.75%)
			Projected Collateral Severities	-8.56% - 46.07% (21.68%)
	$7,069	Consensus Pricing	Offered Quotes	67.30 - 105.84 (98.59)
			Yield	11.22% - 18.30% (12.82%)
Commercial Loans	$122,880	Discounted Cash Flow	Credit Spread	1,026 bps - 1,647 bps (1,170 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	9.00% - 9.70% (9.08%)
	$3,440		Projected Collateral Prepayments	12.65% - 16.20% (14.21%)
	$86	Consensus Pricing	Offered Quotes	0.29 - 0.29 (0.29)
AG Arc	$41,436	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at September 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	3.02% - 6.50% (3.57%)
Securitized debt	$(358,986)	Discounted Cash Flow	Projected Collateral Prepayments	6.13% - 8.68% (7.52%)
			Projected Collateral Losses	2.17% - 3.18% (2.63%)
			Projected Collateral Severities	16.88% - 21.48% (19.39%)
(1) Amounts are weighted based on fair values.
(2) Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

As further described above, fair values for the Company’s securities portfolio are based upon prices obtained from third-party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s securities are yields, prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Also, as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, specialized third party valuation service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The valuations of commercial loans also require significant judgments, which include assumptions regarding capitalization rates, re-performance rates, leasing, creditworthiness

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

7. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of September 30, 2020 and December 31, 2019 (in thousands).

	September 30, 2020	December 31, 2019
Repurchase agreements	$164,304	$3,121,966
Revolving facilities (1)	61,200	111,502
Financing arrangements	$225,504	$3,233,468
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

As described above, on June 10, 2020, the Company and the Participating Counterparties entered into a Reinstatement Agreement, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under its financing agreements with the Company and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As of September 30, 2020, the Company had met all margin calls related to its repurchase agreements. Refer to Note 13 for more information on deficiencies, all of which have been settled. For additional information related to the Forbearance Agreement and the Reinstatement Agreement, see Note 2 under "Financing Arrangements."

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
September 30, 2020
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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding real estate securities pledged as collateral as of September 30, 2020 ($ in thousands):

	Repurchase Agreements			Real Estate Securities Pledged
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
30 days or less	$140,386	0.94%	15.4%	$174,449	$182,292	$483

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

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of September 30, 2020 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged (1)
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
61-90 days	$23,918	4.10%	4.10%	42.7%	$45,019	$44,017	$704
(1)These amounts represent certain of the Company's retained interests in securitizations. Refer to Note 4 for more information on the August 2019 VIE and September 2020 VIE.

The following table presents a summary of financial information regarding the Company’s repurchase agreements and corresponding residential mortgage loans pledged as collateral as of December 31, 2019 ($ in thousands):

	Repurchase Agreements				Residential Mortgage Loans Pledged (1)
Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Haircut	Fair Value Pledged	Amortized Cost	Accrued Interest
31-60 days	$24,584	3.14%	3.14%	33.7%	$37,546	$25,192	$377
Greater than 180 days	107,010	3.61%	3.80%	19.3%	133,678	135,409	443
Total / Weighted Average	$131,594	3.53%	3.68%	22.0%	$171,224	$160,601	$820
(1)Balances contain certain of the Company's retained interests in securitizations. Refer to Note 4 for more information on the Company's August 2019 VIE.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The Company did not have any repurchase agreements with any corresponding commercial loans pledged as collateral as of September 30, 2020.

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

Although repurchase agreements are committed borrowings until maturity, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets resulting from changes in market conditions or factor changes would require the Company to provide additional collateral or cash to fund margin calls. See Note 8 for details on collateral posted/received against certain derivatives. As of September 30, 2020, the Company pledged cash of $0.4 million as collateral for clearing trades. The following table presents information with respect to the Company’s posting of collateral under repurchase agreements on September 30, 2020 and December 31, 2019, broken out by investment type (in thousands):

	September 30, 2020	December 31, 2019
Fair Value of investments pledged as collateral under repurchase agreements
Agency RMBS	$107,252	$2,231,933
Non-Agency RMBS	26,711	682,828
CMBS	40,486	413,922
Residential Mortgage Loans	45,019	171,224
Commercial Loans	—	4,674
Cash pledged (i.e., restricted cash) under repurchase agreements	38	11,565
Total collateral pledged under repurchase agreements	$219,506	$3,516,146

As of September 30, 2020, the Company had no investments posted to it under repurchase agreements. As of December 31, 2019, the Company had fair value of $1.1 million of U.S. Treasury Securities posted to it under repurchase agreements.
The following table presents information with respect to the Company’s total borrowings under repurchase agreements on September 30, 2020 and December 31, 2019, broken out by investment type (in thousands):

	September 30, 2020	December 31, 2019
Repurchase agreements secured by investments:
Agency RMBS	$101,284	$2,109,278
Non-Agency RMBS	15,597	565,450
CMBS	23,505	312,627
Residential Mortgage Loans	23,918	131,594
Commercial Loans	—	3,017
Gross Liability for repurchase agreements	$164,304	$3,121,966

Repurchase agreements eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2020 and December 31, 2019. The Company has not offset or netted its repurchase agreements with any cash collateral posted for either period.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
Revolving facilities

The following table presents information regarding the Company's revolving facilities, excluding facilities within investments in debt and equity of affiliates, as of September 30, 2020 and December 31, 2019 ($ in thousands).

			September 30, 2020					December 31, 2019
Facility (1)(2)(3)	Investment	Maturity Date	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost	Balance	Net Carrying Value of Assets Pledged as Collateral
Revolving facility B (4)	Residential mortgage loans	June 28, 2021	—%	—%	$—	$—	$—	3.80%	3.80%	$21,546	$27,476
Revolving facility C	Commercial loans	August 10, 2023	2.31%	2.79%	61,200	95,595	100,000	3.85%	4.01%	89,956	132,856
Total revolving facilities					$61,200	$95,595	$100,000			$111,502	$160,332
(1)All revolving facilities listed above are interest only until maturity.
(2)Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Increasing the Company's borrowing capacity under this facility requires consent of the lender.
(4)During the second quarter of 2020, Revolving facility B was paid off.

Financing arrangements

The Company has reduced its exposure to various counterparties, bringing the total number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 6 as of September 30, 2020.

The following tables present information at September 30, 2020 and December 31, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

September 30, 2020
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch	$38,385	43	9.8%

December 31, 2019
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$77,334	277	9.1%
Citigroup Global Markets Inc.	50,263	22	5.9%

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. As of September 30, 2020, the Company is in compliance with all of its financial covenants.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
8. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Other assets
Interest receivable	$3,265	$13,548
Derivative assets, at fair value	—	2,282
Other assets	5,382	4,378
Due from broker	512	1,697
Total Other assets	$9,159	$21,905

Other liabilities
Interest payable	$654	$10,941
Derivative liabilities, at fair value	39	411
Due to affiliates (1)	13,766	5,226
Accrued expenses	4,351	6,175
Taxes payable	—	815
Due to broker	2,134	1,107
Total Other liabilities	$20,944	$24,675
(1)Refer to Note 11 for more information.

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

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at September 30, 2020 and December 31, 2019 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	September 30, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other assets	$—	$199
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Non-Hedge	Other liabilities	(39)	(411)
Payer Swaptions	Non-Hedge	Other assets	—	2,083

(1)As of September 30, 2020, the Company applied a fair value reduction of $27.3 thousand on its British Pound Futures liabilities related to variation margin. As of December 31, 2019, the Company applied a fair value reduction of $19.7 thousand and $0.1 million to its Euro Futures liabilities and British Pound Futures liabilities, respectively, related to variation margin.
(2)As of September 30, 2020, the Company applied a reduction in fair value of $0.2 million and $13.9 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin. As of December 31, 2019, the Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	September 30, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$180,000	$1,848,750
Payer Swaptions	USD	—	650,000
Short positions on British Pound Futures (1)	GBP	3,000	6,563
Short positions on Euro Futures (2)	EUR	—	1,500
(1)Each British Pound Future contract embodies £62,500 of notional value.
(2)Each Euro Future contract embodies €125,000 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$170	$4,656	$(11,418)	$(15,108)
Eurodollar Futures	—	233	—	1,001
Swaptions	1,051	531	354	(243)
U.S. Treasury Futures	—	(37)	—	(181)
British Pound Futures	(57)	31	129	31
Euro Futures	—	—	20	—
TBAs	—	(1,307)	—	(866)
U.S. Treasuries	—	—	—	82
	1,164	4,107	(10,915)	(15,284)

Included within Net realized gain/(loss)
Interest Rate Swaps	—	(18,060)	(65,368)	(59,140)
Eurodollar Futures	—	107	—	(1,122)
Swaptions	(1,051)	—	(2,437)	(861)
U.S. Treasury Futures	—	(510)	—	(139)
British Pound Futures	(108)	(138)	406	(138)
Euro Futures	—	—	68	—
TBAs	—	1,152	4,610	2,753
U.S. Treasuries	—	231	—	(18)
	(1,159)	(17,218)	(62,721)	(58,665)
Total income/(loss)	$5	$(13,111)	$(73,636)	$(73,949)

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2020 and December 31, 2019. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of September 30, 2020, the Company did not pledge any real estate securities as collateral against certain derivatives and pledged $3.1 million of cash as collateral against certain derivatives. Of the $3.1 million of cash pledged as collateral against certain derivatives, $0.2 million represents amounts related to variation margin. As of December 31, 2019, the Company pledged real estate securities with a fair value of $3.0 million and cash of $32.1 million as collateral against certain derivatives. Of the $32.1 million of cash pledged as collateral against certain

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
derivatives, $8.5 million represents amounts related to variation margin. The Company’s counterparties posted a de minimis amount of cash as collateral against certain derivatives as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, the Company’s interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of September 30, 2020 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2025	$136,000	0.34%	0.13%	4.95
2030	44,000	0.68%	0.12%	9.96
Total/Wtd Avg	$180,000	0.42%	0.13%	6.18

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

TBAs

The Company did not hold any TBA positions for the three months ended September 30, 2020. The following tables present information about the Company’s TBAs for the three months ended September 30, 2019 and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

				For the Three Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
September 30, 2019	TBAs - Long	$125,000	$475,000	$(450,000)	$150,000	$153,175	$(154,042)	$386	$(1,253)
	TBAs - Short	$(100,000)	$300,000	$(200,000)	$—	$—	$—	$—	$—

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

				For the Nine Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
September 30, 2020	TBAs - Long	$—	$728,000	$(728,000)	$—	$—	$—	$—	$—

September 30, 2019	TBAs - Long	$—	$1,869,500	$(1,719,500)	$150,000	$153,175	$(154,042)	$386	$(1,253)
	TBAs - Short	$—	$485,000	$(485,000)	$—	$—	$—	$—	$—

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

The Company had no unvested restricted stock units as of September 30, 2020 and 20.0 thousand unvested restricted outstanding stock units as of September 30, 2019.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net Income/(Loss) from Continuing Operations	$20,046	$11,106	$(462,271)	$61,166
Gain on Exchange Offer, net	539	—	539	—
Dividends on preferred stock	(5,563)	(3,720)	(16,897)	(10,455)
Net income/(loss) from continuing operations available to common stockholders	$15,022	$7,386	$(478,629)	$50,711
Net Income/(Loss) from Discontinued Operations	—	(1,057)	361	(3,284)
Net income/(loss) available to common stockholders	$15,022	$6,329	$(478,268)	$47,427

Denominator:
Basic weighted average common shares outstanding	34,422	32,736	33,347	32,007
Dilutive effect of restricted stock units	—	12	—	9
Diluted weighted average common shares outstanding	34,422	32,748	33,347	32,016

Earnings/(Loss) Per Share - Basic
Continuing Operations	$0.44	$0.22	$(14.35)	$1.58
Discontinued Operations	—	(0.03)	0.01	(0.10)
Total Earnings/(Loss) Per Share of Common Stock	$0.44	$0.19	$(14.34)	$1.48

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$0.44	$0.22	$(14.35)	$1.58
Discontinued Operations	—	(0.03)	0.01	(0.10)
Total Earnings/(Loss) Per Share of Common Stock	$0.44	$0.19	$(14.34)	$1.48

On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common stock dividend that normally would have been declared in March 2020 and the preferred stock dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic. As a result, the Company did not declare or accrue quarterly dividends on its Common or Preferred Stock during the three months ended June 30, 2020 and the three months ended September 30, 2020. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Pursuant to their terms, all unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its Common Stock. Refer to Note 12 for more information on the Company's common and preferred stock. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Book value per share" for a discussion of the treatment of accumulated, unpaid, or undeclared preferred dividends on the Company's book value.

Subsequent to quarter end, the Company announced that its Board of Directors has approved, and the Company has declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. The dividends will be paid on December 17, 2020 to holders of record on November 30, 2020. As of September 30, 2020, the Company's book value does not include any accrual of accumulated, unpaid, or undeclared dividends on its

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
Cumulative Redeemable Preferred Stock. As such, the Company's book value will decrease by the amount of the dividends declared during the fourth quarter. The Company's book value per share as of September 30, 2020 would be $0.31 lower after deducting the accumulated and unpaid preferred dividends outstanding as of September 30, 2020.

The following table details the aggregate and per-share amounts of arrearages in cumulative, unpaid, and undeclared preferred dividends as of September 30, 2020 (in thousands, except per share data):

Class of Stock	Dividend Per Preferred Share in Arrears	Amount of Preferred Dividend in Arrears
8.25% Series A	$1.03126	$2,091
8.00% Series B	1.00	4,569
8.000% Series C	1.00	4,571
Total		$11,231

Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock.

The following tables detail the Company's common stock dividends declared during the nine months ended September 30, 2019:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
Total			$1.45

The following tables detail the Company's preferred stock dividends during the nine months ended September 30, 2020 and September 30, 2019.

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
2/15/2019	2/28/2019	3/18/2019	0.51563	0.50	—
5/17/2019	5/31/2019	6/17/2019	0.51563	0.50	—
8/16/2019	8/30/2019	9/17/2019	0.51563	0.50	—

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

For the three months ended September 30, 2020, the Company did not record any excise tax expense. For the nine months ended September 30, 2020, the Company recorded excise tax expense of $(0.8) million. The reversal of the previously accrued excise tax expense is a result of losses resulting from market conditions associated with the COVID-19 pandemic. For the three and nine months ended September 30, 2019, the Company recorded excise tax expense of $0.2 million and $0.5 million, respectively. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2020 or September 30, 2019. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

11. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of September 30, 2020 and December 31, 2019, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the three and nine months ended September 30, 2020, the Company incurred management fees of approximately $1.7 million and $5.5 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred management fees of approximately $2.3 million and $7.1 million, respectively. As of September 30, 2020 and December 31, 2019, the Company recorded management fees payable of $1.2 million and $2.7 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the management fee effective Q1 2020 through September 30, 2020, or such other time as the Company and the Manager agree.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
On September 24, 2020, the Company and the Manager executed another amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the accrued base management fee owed to it in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to accept (i) 1,215,370 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter management fee will be paid in the normal course of business.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2020 and December 31, 2019, no event of termination of the management agreement had occurred.

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

Of the $5.9 million and $11.3 million of Other operating expenses for the three and nine months ended September 30, 2020, respectively, the Company has incurred $2.3 million and $6.2 million, respectively, representing a reimbursement of expenses. Of the $6.1 million and $13.7 million of Other operating expenses for the three and nine months ended September 30, 2019, respectively, the Company has incurred $1.6 million and $5.5 million, respectively, representing a reimbursement of expenses. As of September 30, 2020 and December 31, 2019, the Company recorded a reimbursement payable to the Manager of $2.2 million and $2.5 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the reimbursement of expenses effective Q1 2020 through September 30, 2020, or such other time as the Company and the Manager agree. As of September 30, 2020, the Company has reimbursed the Manager for expenses through the second quarter of 2020. Expenses related to the third quarter will be paid in the normal course of business.

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
September 30, 2020
payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note.

Restricted stock grants

Effective on April 15, 2020 upon the approval of the Company's stockholders at its Annual Meeting, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2020, 1,901,106 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 204,688 and 40,250 shares of restricted common stock to its independent directors and Manager, respectively, and 120,000 restricted stock units to its Manager under its equity incentive plans. As of September 30, 2020, all the shares of restricted common stock granted to the Company’s Manager and independent directors have vested and all the restricted stock units granted to the Company’s Manager have vested. The units do not entitle the participant the rights of a holder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units.

Director compensation

Beginning in 2018, the Company began paying a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board. Beginning in 2019, the Company increased the annual fee paid to the lead independent director from $15,000 to $25,000. On March 25, 2020, the Company's Board of Directors decreased from 5 independent directors to 4 independent directors. On June 19, 2020, the Company's Board of Directors decreased from 4 independent directors to 3 independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of September 30, 2020 and December 31, 2019.

During Q3 2018, the Company transferred certain of its CMBS from certain of its non-wholly owned subsidiaries to a fully consolidated entity. See Note 2 for further detail.

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of September 30, 2020 and December 31, 2019.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of September 30, 2020 and December 31, 2019, these Excess MSRs had fair value of approximately $3.9 million and $18.2 million, respectively. See below "Transactions with affiliates" and Note 5 for details regarding the sale of a portion of the Company's Excess MSRs during the third quarter of 2020.

During the third quarter of 2020, Arc Home began selling Non-QM loans to a private fund under the management of Angelo Gordon. Arc Home sold $4.6 million of unpaid principal balance of Non-QM loans to this affiliate of the Manager in September 2020.

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

On May 15, 2019 and November 14, 2019, the Company, alongside private funds under the management of Angelo Gordon and a third party, entered into the LOTS I and LOTS II Agreements, respectively (collectively, "LOTS"), which requires the Company to fund various commitments to LOTS in connection with the origination of Land Related Financing. Refer to Note 13 for additional information. The Company has an approximate 47.5% and 50% interest in LOTS I and LOTS II, respectively.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and non-QM loans, the Company may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its non-QM loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for its Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the three and nine months ended September 30, 2020, the fees paid by the Company to the Asset Manager totaled $0.6 million and $2.1 million, respectively. For the three and nine months ended September 30, 2019, the fees paid by the Company to the Asset Manager totaled $0.1 million and $0.4 million, respectively. These fees include amounts paid directly by the Company and amounts paid by trustees in securitizations that the Company owns residual interests in.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For the three and nine months ended September 30, 2020, the administrative fees paid by the Company to Arc Home totaled $42.0 thousand and $0.2 million, respectively. For the three and nine months ended September 30, 2019, the administrative fees paid by the Company to Arc Home totaled $0.1 million and $0.2 million, respectively.

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
September 30, 2020
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

In July 2020, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain real estate securities to an affiliate of the Manager (the "July 2020 Acquiring Affiliate"). As of the date of the trade, the real estate securities sold to the July 2020 Acquiring Affiliate had a total fair value of $1.9 million. The July 2020 Acquiring Affiliate purchased the real estate securities through a BWIC. Prior to the submission of the BWIC by the Company, the July 2020 Acquiring Affiliate submitted its bid for real estate securities to the Company. The July 2020 Acquiring Affiliate’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

In August 2020, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. The Company has a 44.6% interest in the retained subordinate tranches.

In August 2020, the Company, alongside private funds under the management of Angelo Gordon, sold its Ginnie Mae Excess MSR portfolio to Arc Home for total proceeds of $18.9 million. The portfolio had a total unpaid principal balance of $3.1 billion. The Company's share of the total proceeds approximated $8.5 million, representing its approximate 45% ownership interest. Arc Home subsequently sold its Ginnie Mae MSR portfolio to a third party.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
12. Equity

On May 2, 2018, the Company filed a shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). As of September 30, 2020, $591.2 million of the Company’s securities, including capital stock, was available for issuance under the 2018 Registration Statement. The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

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

In addition to the Company’s Series A and Series B Preferred Stock, the Company completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share (the "Series C Preferred Stock") on September 17, 2019. The Company subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option. The Company received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Company’s Series A, Series B and Series C Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A, Series B and Series C Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A, Series B and Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a the respective stated rate per annum before holders of the common stock are entitled to receive any cash dividends. The dividend rate of the Series A and Series B preferred stock is 8.25% and 8.00% per annum, respectively, of the $25.00 per share liquidation preference. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR plus a spread of 6.476% per annum. Shares of the Company’s Series A and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Shares of the Company's Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve its qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. The Company's Series A, Series B and Series C Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Company's Series A, Series B and Series C Preferred Stock voting together as a single class with the holders of all other classes or series of its preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Company's Series A, Series B and Series C Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Company's Series A, Series B and Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of the Company's Series A, Series B and Series C Preferred Stock whose terms are being changed. As of September 30, 2020, the Company had not declared all required quarterly dividends on the Company’s Series A, Series B and Series C Preferred Stock.

On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic as well as a suspension of the quarterly dividend on the Common Stock, beginning with the dividend that normally would have been declared in March 2020. Refer to Note 9 for more information on the arrearages related to the Company's preferred stock. Under the terms of the Company's charter governing its series of preferred stock, the Company cannot pay cash dividends with respect to its common stock if dividends on its preferred stock are in arrears.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three and nine months ended September 30, 2020 and September 30, 2019, and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement. For the three and nine months ended September 30, 2020, the Company sold 0.4 million and 1.4 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.2 million and $4.7 million, respectively. For the three and nine months ended September 30, 2019, the Company sold 0.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. As of September 30, 2020, the Company has sold approximately 2.8 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $32.3 million, with 67.7 million available to be issued.

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' exercise of their over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

On August 14, 2020, the Company announced the commencement of an offer to exchange (the "Exchange Offer") newly issued shares of common stock for up to 250,470 shares of its Series A Preferred Stock, up to 556,600 shares of its Series B Preferred Stock, and up to 556,600 shares of its Series C Preferred Stock. The Exchange Offer had an expiration date of September 11, 2020. Based on the final count provided by the Exchange Agent, American Stock Transfer & Trust Company, LLC, a total of 42,820 shares of Series A Preferred Stock, 31,085 Series B Preferred Stock and 29,355 Series C Preferred Stock were validly tendered and not properly withdrawn prior to the expiration of the Exchange Offer. The Company accepted all such 103,260 validly tendered shares of preferred stock, and issued in exchange a total of 516,300 shares of Common Stock in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. After settlement, the Company had outstanding 2,027,180 shares of Series A Preferred Stock, 4,568,915 shares of Series B Preferred Stock and 4,570,645 shares of Series C Preferred Stock.

On September 24, 2020, the Company issued (i) 1,215,370 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter management fee will be paid in the normal course of business. Refer to Note 11 for more information on this transaction.

Subsequent to quarter end, the Company announced that its Board of Directors has approved, and the Company has declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. The dividends will be paid on December 17, 2020 to holders of record on November 30, 2020. As of September 30, 2020, the Company's book value does not include any accrual of accumulated, unpaid, or undeclared dividends on its

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
Cumulative Redeemable Preferred Stock. As such, the Company's book value as of September 30, 2020 will decrease by the amount of the dividends declared during the fourth quarter. The Company's book value per share as of September 30, 2020 would be $0.31 lower after deducting the accumulated and unpaid preferred dividends outstanding as of September 30, 2020.

13. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, other than as set forth below, the Company was not involved in any material legal proceedings.

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York). On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed in a Form 8-K filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, and to resolve all claims by either party under the repurchase agreements, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. On June 11, 2020, the Company repaid the secured promissory note due to RBC in full. The Company has recognized this settlement in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As a result, as of September 30, 2020, the Company has satisfied all of its payment obligations to RBC under the settlement agreement and promissory note, and, as previously reported, the federal lawsuit has been voluntarily dismissed with prejudice.

As of September 30, 2020, the Company has also recorded a loss of $11.6 million related to deficiencies asserted by other counterparties. The Company has recognized these losses in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As of August 2020, MITT resolved and settled all deficiency claims with lenders.

The below table details the Company's outstanding commitments as of September 30, 2020 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Commercial loan G (a)(b)	July 26, 2018	$78,806	$56,697	$22,109
Commercial loan I (a)(c)	January 23, 2019	20,000	15,211	4,789
Commercial loan K (a)	February 22, 2019	20,000	14,173	5,827
LOTS (d)	Various	39,361	24,191	15,170
Total		$158,167	$110,272	$47,895

(a)The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.
(b)Paydowns of $5.7 million on Commercial loan G during the quarter decreased the total commitment from $84.5 million to $78.8 million.
(c)Subsequent to quarter end, the Company and the borrower of Loan I entered into a modification agreement to, among other things, extend the term of the Loan, allow for a portion of the interest to be deferred and increase the capital commitment amount by $6.0 million.
(d)Refer to Note 11 "Investments in debt and equity of affiliates" for more information regarding LOTS.

14. Discontinued Operations and Assets and Liabilities Held for Sale

In November 2019, the Company signed a purchase and sale agreement whereby it agreed to sell its portfolio of single-family rental properties to a third party at a price of approximately $137 million as the portfolio was under-performing. The Company recognized a gain of $0.2 million as a result of the transaction. The Company reclassified the operating results of its single-family rental properties segment as discontinued operations and excluded it from continuing operations for all periods presented. As of September 30, 2020 and December 31, 2019, the Company has disposed of substantially all of its single-family rental properties segment.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
The table below presents the Company's results of operations for the three and nine months ended September 30, 2020 and September 30, 2019, for the single-family rental properties segment's discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax (in thousands). There was no net income or loss from discontinued operations for the three months ended September 30, 2020.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$(1,247)	$—	$(3,741)

Other Income/(Loss)
Rental income	3,309	—	9,868
Net realized gain/(loss)	—	—	(96)
Other income	34	—	346
Total Other Income/(Loss)	3,343	—	10,118

Expenses
Other operating expenses	154	(80)	246
Property depreciation and amortization	1,013	—	3,640
Property operating expenses	1,986	(281)	5,775
Total Expenses	3,153	(361)	9,661

Net Income/(Loss) from Discontinued Operations	$(1,057)	$361	$(3,284)

In the second quarter of 2020, the Company reversed certain previously accrued expenses related to discontinued operations.

The table below presents the Company's statement of net positions for the years ended September 30, 2020 and December 31, 2019, respectively, for the single-family rental properties segment's discontinued operations as reported separately as assets and liabilities held for sale on our consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Assets
Other assets	$—	$154

Liabilities
Other liabilities	$305	$1,546

15. Subsequent Events

On September 30, 2020, the Company agreed to issue an aggregate of 3,679,634 shares of its common stock and agreed to pay aggregate cash consideration of $6.3 million in exchange for 210,662 shares of Series A Preferred Stock, 404,187 shares of Series B Preferred Stock, and 427,467 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement entered into on September 30, 2020 with existing holders of the preferred stock. After the transaction closed, the preferred stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On October 2, 2020, the Company agreed to issue an aggregate of 900,000 shares of its common stock and agreed to pay aggregate cash consideration of $1.7 million in exchange for 260,000 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement entered into on October 2, 2020 with existing holders of the Series C Preferred Stock. After the transaction closed, the Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

Subsequent to quarter end, the Company announced that its Board of Directors has approved, and the Company has declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on its

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. The dividends will be paid on December 17, 2020 to holders of record on November 30, 2020. As of September 30, 2020, the Company's book value does not include any accrual of accumulated, unpaid, or undeclared dividends on our Cumulative Redeemable Preferred Stock. As such, the Company's book value will decrease by the amount of the dividends declared during the fourth quarter. The Company's book value per share as of September 30, 2020 would be $0.31 lower deducting the accumulated and unpaid preferred dividends outstanding as of September 30, 2020.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, and any subsequent filings.

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
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all;
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
•legislative and regulatory actions by the U.S. Congress, U.S. Department of the Treasury, the Federal Reserve and other agencies and instrumentalities in response to the economic effects of the COVID-19 pandemic;
•how COVID-19, and regulatory and market responses thereto, may affect us, our operations and personnel;
•the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act");
•our ability to reinstate quarterly dividends on our common stock and to make distributions to our stockholders in the future;
•our ability to maintain our qualification as a REIT for federal tax purposes; and
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended.

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

Special Note Regarding COVID-19 Pandemic

As a result of the global COVID-19 pandemic and our disposition of assets to preserve liquidity, we incurred large realized losses during the nine months ended September 30, 2020 and a sharp decline in book value. Our Net Loss Available to Common Stockholders during this period was $478.3 million and our book value per share decreased by $14.27 per share from $17.61 as of December 31, 2019 to $3.34 as of September 30, 2020.

We recognized net realized losses of $194.6 million on the sale of real estate securities, loans and related collateral and realized losses of $62.6 million on the termination of the related derivatives. We also recognized $184.8 million in net unrealized losses for the period comprised of unrealized losses on securities and unrealized losses on loans of $145.1 million and $39.7 million, respectively. These realized and unrealized losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the actions we took to maintain liquidity and preserve capital, including $3.2 billion in asset sales and a significant decrease in asset valuations during the period. Included in unrealized losses on both securities and loans are net unrealized gain reversals due to sales during 2020 totaling $132.0 million. The remaining unrealized losses of $52.8 million relate to mark to market losses on securities and loans still held.

In the nine month period ended September 30, 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $903.7 million, and at September 30, 2020, our GAAP investment portfolio consisted of $253.6 million of Agency RMBS, or 28% of our GAAP investment portfolio, and $650.1 million of credit positions, or 72% of our GAAP investment portfolio. In an effort to prudently manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, we completed the sale of our portfolio of 30 year fixed rate Agency securities during the nine months ended September 30, 2020. We believe the resulting capital allocation will impact our yield, cost of funds and leverage ratio as described more fully below. We believe the significant reduction in the size of our investment portfolio will also materially limit our earnings going forward.

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

Executive Summary

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, have implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which we invest. Although many of the government restrictions are in the process of being relaxed, these conditions, or some level thereof, and others are expected to continue over the near term and may prevail into 2021.

Beginning in mid-March, economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements. We entered into three consecutive forbearance agreements, pursuant to which the forbearing counterparties agreed not to exercise any of their rights or remedies under their applicable financing arrangement with us through June 15, 2020. On June 10, 2020, we exited forbearance, terminating the last remaining forbearance agreement, and entered into a reinstatement agreement, pursuant to which each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements and reinstate our financing arrangements described in more detail below under the

"Financing arrangements" heading of this Item 2. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets, to improve liquidity, and preserve capital, we executed the following during the nine months ended September 30, 2020:

•Reduced GAAP investment portfolio by $3.1 billion from $4.0 billion at December 31, 2019 to $903.7 million at September 30, 2020 and investment portfolio on a non-GAAP basis by $3.3 billion from $4.4 billion at December 31, 2019 to $1.1 billion at September 30, 2020 through sales, directly or as a result of financing counterparty seizures.
•Reduced financing arrangement balance on a GAAP basis by $3.0 billion from $3.2 billion at December 31, 2019 to $225.5 million at September 30, 2020 and financing arrangements on a non-GAAP basis by $3.1 billion from $3.5 billion at December 31, 2019 to $349.5 million at September 30, 2020.
◦Reduced the aggregate number of our financing counterparties from 30 as of December 31, 2019 to 6 as of September 30, 2020.
•Reduced mark-to-market recourse financing by $3.2 billion from $3.5 billion at December 31, 2019 to $242.8 million at September 30, 2020.
◦Increased non mark-to-market non-recourse financing by $251.7 million from $224.3 million at December 31, 2019 to $476.0 million at September 30, 2020.
•Reduced our GAAP leverage ratio and Economic Leverage Ratio from 4.1x and 4.1x at December 31, 2019, respectively, to 1.8x and 0.9x at September 30, 2020, respectively.
•Unwound entire portfolio of pay-fixed, receive-variable interest rate swaps held directly and through investments in debt and equity of affiliates, recording net realized losses of $(65.4) million on a GAAP basis and $(67.9) million on a non-GAAP basis for the nine months ended September 30, 2020.
•Did not declare quarterly dividends on our common or preferred stock for the three months ended June 30, 2020 and September 30, 2020. Refer to the "Dividends" section of this Item 2 for more detail on arrearages.

We executed the following during the three months ended September 30, 2020:

•We purchased $250.1 million of Agency RMBS and $60.2 million of Re/Non-Performing Loans.
•We participated in a non-rated securitization, in which Re/Non-Performing Loans with a fair value of $199.6 million were securitized, converting financing from recourse financing that was mark-to-market with respect to margin calls to non-recourse financing that is no longer mark-to-market with respect to margin calls.
•We sold real estate securities for proceeds of $38.8 million, Re/Non-Performing Loans for proceeds of $6.2 million, Commercial Real Estate Loans for proceeds of $2.7 million and Excess MSRs for proceeds of $8.5 million.
•We, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM loan securitization, in which Non-QM loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. We have a 44.6% interest in the retained subordinate tranches.
•On September 24, 2020, we issued (i) 1,215,370 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter management fee will be paid in the normal course of business.

Reconciliations of GAAP and non-GAAP financial measures appear below.

Subsequent to quarter end, given the improvement in our liquidity and financial position among other improvements, the Board of Directors approved, and we have declared and set apart for payment, all dividends on the Preferred Stock that were in arrears as well as the full dividends payable on the Preferred Stock for the fourth quarter of 2020. These preferred dividends will be paid on December 17, 2020, the next regular payment date, to Preferred Stock holders of record on November 30, 2020. We may from time to time continue to seek to acquire additional shares of Preferred Stock in privately negotiated transactions, open market purchases or exchange offers.

As previously reported in our Current Reports on Form 8-K, dated October 1, 2020 and October 5, 2020, on September 30, 2020 and October 2, 2020, respectively, we entered into privately negotiated exchange agreements (the "Exchange Transactions") with existing holders of our 8.25% Series A Cumulative Preferred Stock, par value $0.01 per share ("Series A Preferred"); 8.00% Series B Cumulative Preferred Stock, par value $0.01 per share ("Series B Preferred"); and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share ("Series C Preferred" and, collectively with the other series, "Preferred Stock"). Pursuant to the Exchange Transactions, we issued to the transacting holders a total of 4,579,634 shares of our Common Stock, par value $0.01 per share, and paid a total of $8.0 million cash in exchange for a total of 210,662 shares of Series A Preferred, 404,187 shares of Series B Preferred, and 687,467 shares of Series C Preferred.

We subsequently determined that, pursuant to the Articles Supplementary establishing the terms of the Preferred Stock, we were not permitted to pay cash as partial consideration to acquire such Preferred Stock unless full cumulative dividends on the Preferred Stock had been declared and paid or declared and a sum sufficient for the payment thereof set apart for payment covering all past dividend periods. Upon review and consideration of the Exchange Transactions, certain provisions of our charter, and the declaration and setting apart for payment of the Preferred Stock dividends payable on December 17, 2020, the Board decided to ratify the Exchange Transactions. Including the Common Stock issued in connection with the Exchange Transactions, we had 40,721,831 shares of our Common Stock outstanding as of November 4, 2020.

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

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). As of September 30, 2020 and December 31, 2019, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

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

Our target investments

Our investment portfolio is comprised of Agency RMBS, Residential Investments and Commercial Investments, each of which is described in more detail below. We intend to continue to focus on our core portfolio strengths of residential and commercial credit assets. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Agency RMBS

Our investment portfolio includes residential mortgage-backed securities ("RMBS"). Certain of the assets that were in our RMBS portfolio had a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We referred to these securities as Agency RMBS. Our Agency RMBS portfolio has historically included:

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

•CRTs (described below);
•Non-U.S. RMBS;
•Non-Agency RMBS which are collateralized by non-U.S. mortgages.
•Interest Only securities (Non-Agency RMBS backed by interest-only strips);
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

Non-QM Loans include:

•Residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's safe harbor provision for "qualifying mortgages," or "QM," that we hold alongside other private funds under the management of Angelo Gordon. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section of this Item 2 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.
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
•Additionally, our CMBS include:
•CMBS secured by multiple commercial mortgage loans or a pool of commercial loans to multiple borrowers ("Conduit"); and
•CMBS secured by a single commercial mortgage loan which is backed by a single asset (usually a large commercial property) or by a pool of cross collateralized mortgage obligations to a single borrower or related borrowers ("Single-Asset/Single-Borrower").

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

Market conditions

During the third quarter of 2020, the financial markets continued their recovery from the significant dislocation caused by the COVID-19 outbreak and the resultant economic shutdown across much of the U.S. economy. We believe several factors have contributed to this recovery including support from the U.S. Federal Reserve, capital flows into fixed income assets and generally positive economic data. The Federal Reserve has expressed continued commitment to the broad array of programs it implemented in the immediate wake of the COVID-19 crisis, which are all designed to support the financial markets, including unlimited purchases of Agency RMBS and U.S. Treasuries, as well as purchases in certain segments of the corporate credit market. See "Recent government activity" below. The Federal Reserve has also continued to signal that it intends to maintain low interest rates for the foreseeable future. Additionally, bond fund inflows throughout the quarter have provided further technical support to the credit markets.

Spreads for the mortgage backed sectors extended their rebound from the second quarter. At the end of September, spreads had tightened further but nonetheless remain wide compared to pre-COVID levels, which we believe is due to the ongoing uncertainty regarding the sustainability of regional re-opening plans, fears regarding a potential second or third COVID-19 wave and the continued uncertainty regarding additional federal stimulus.

Agency MBS continued along its path to recovering from the spread widening experienced in the first quarter, with generic current coupon MBS spreads versus the 10-year Treasury rate ending the quarter 8 basis points tighter than pre-COVID-19 spread levels. Specified pools have also continued to perform well as demand for protection from refinancing-driven prepayments remain elevated given historically low mortgage rates. Federal Reserve buying, strong bank deposit growth, broad demand for yield and declining interest rate volatility continue to result in a supportive backdrop for valuations despite elevated gross issuance.

In the RMBS sectors, including CRT, the spread recovery continued up and down the capital structure as better-than-expected data, liquidity and relatively broad-based risk-on sentiment continued to support the rebound in spreads. Despite the continued recovery, spreads for most mortgage sub-sectors continue to remain wide of pre-COVID levels as uncertainty hangs over the market, reflecting a wide range of potential outcomes. While mortgage payment forbearances have been declining, uncertainty around additional consumer relief poses risks to the mortgage sector’s performance. Collateral fundamentals have largely been within or better than the market’s initial expectations, supporting the ongoing spread rally in the RMBS market. The housing market continues to appear to be heading toward a "V-Shaped" recovery, due to strong demand for homes across the U.S, and the home price outlook continues to be favorable into the foreseeable future.

For the third quarter, new-issue RMBS activity was sharply higher at $26.8 billion, nearly doubling the second quarter activity. This supply was met with strong demand with subscription levels often multiples of the offered amounts. However, RMBS issuance is still down about 17% compared to levels a year ago, in part due to the lull in Non-QM activity following COVID-19, but we expect it to rise in the coming quarters.

The CMBS markets generally followed a path similar to that observed in the RMBS market with spreads tightening quarter-over-quarter and investor demand providing support to the new issue market, AAA conduit CMBS spreads, which traded as wide as swap rates plus 3.25% in the first quarter, ending the quarter at approximately swap rates plus 0.95%, roughly in line with pre-COVID-19 levels. Further down in the capital structure, pricing remains wide of pre-COVID levels with a considerable amount of dispersion among deals. During the quarter seven private label conduit deals totaling $5.1 billion and 11 Single-Asset/Single-Borrower deals totaling $7.6 billion priced in the U.S., resulting in year-to-date volume of $42.7 billion, a 27% decline versus the first nine months of 2019.

During the third quarter the percentage of CMBS loans categorized as 30 days or more delinquent declined from 10.32% to 8.92%. Over that same period, the percentage of loans transferred to the special servicer shows a nearly opposite trend, growing from 8.28% up to 10.48%. The reason for this seeming anomaly is that borrowers who reach a forbearance agreement are typically reclassified as current even if the borrower has been granted temporary interest payment relief or is allowed to tap excess reserves to remain current on their mortgage payments. Unsurprisingly, loans secured by hotel properties are showing the most distress with 26.0% of those loans specially serviced at the end of September, followed by retail, with 18.3% of all CMBS loans secured by retail properties in special servicing at the end of the quarter.

In light of the pervasive uncertainties of the COVID-19 pandemic for the U.S. and global economy, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry.

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

The markets for U.S. Treasuries, MBS and other mortgage and fixed income markets experienced severe dislocations in March as a result of the COVID-19 pandemic. To address these issues in the fixed income and funding markets, on March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support smooth market functioning. Since that date, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the CARES Act. The FHFA instructed the GSEs on how to handle servicer advances for loans that back Agency RMBS that enter into forbearance, which limits prepayments during the forbearance period that could have resulted otherwise. Further, the FHFA announced a loan payment deferment plan for Agency multi-family borrowers facing hardship from revenue losses caused by COVID-19, with the condition that these borrowers suspend all evictions for renters unable to pay rent due to the impact of COVID-19.

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

One additional provision of the CARES Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g. Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Combined with expected widespread unemployment stemming from the economic slowdown caused by the pandemic, residential mortgage assets came under extreme spread pressure. The CARES Act also prohibits foreclosures for 60 days and evictions by landlords for 120 days after its enactment. On June 17, 2020, the FHFA announced that Fannie Mae and Freddie Mac will extend their single-family moratorium on foreclosure and evictions until at least August 31, 2020. On August 27, 2020, the FHFA announced an extension of the single-family moratorium on foreclosures and evictions until December 31, 2020. These legislative and agency actions have created uncertainty around the ultimate effects on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation.

The scope and nature of any future actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic and the result of the presidential and Congressional elections in the United States. We cannot predict how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

The current regulatory environment may be impacted by future legislative developments, such as changes to Fannie Mae and Freddie Mac, including their continued existence and their roles in the market. The impact of such potential reforms on our operations remains unclear.

Results of operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our target assets in the marketplace, among other things, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio and other unanticipated events in our markets. Our primary source of net income or loss available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and hedging our investment portfolio, as well as any income or losses from our equity investments in affiliates. Prior to the sale of our 30 Year Fixed Rate Agency RMBS portfolio in March 2020, our net interest income varied primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs. As a result of the global COVID-19 pandemic and our disposition of assets to preserve liquidity, we incurred large realized losses in 2020 and a sharp decline in book value. Additionally, we believe the significant reduction in the size of our investment portfolio will materially limit our earnings going forward.

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$9,717	$40,735	$(31,018)
Interest expense	4,357	21,887	(17,530)
Total Net Interest Income	5,360	18,848	(13,488)

Other Income/(Loss)
Net realized gain/(loss)	(14,431)	(16,132)	1,701
Net interest component of interest rate swaps	(13)	2,179	(2,192)
Unrealized gain/(loss) on real estate securities and loans, net	19,495	11,726	7,769
Unrealized gain/(loss) on derivative and other instruments, net	1,970	3,258	(1,288)
Foreign currency gain/(loss), net	(10)	667	(677)
Other income	—	210	(210)
Total Other Income/(Loss)	7,011	1,908	5,103

Expenses
Management fee to affiliate	1,698	2,346	(648)
Other operating expenses	5,929	6,062	(133)
Restructuring related expenses	1,345	—	1,345
Equity based compensation to affiliate	—	76	(76)
Excise tax	—	186	(186)
Servicing fees	540	416	124
Total Expenses	9,512	9,086	426

Income/(loss) before equity in earnings/(loss) from affiliates	2,859	11,670	(8,811)

Equity in earnings/(loss) from affiliates	17,187	(564)	17,751
Net Income/(Loss) from Continuing Operations	20,046	11,106	8,940
Net Income/(Loss) from Discontinued Operations	—	(1,057)	1,057
Net Income/(Loss)	20,046	10,049	9,997

Gain on Exchange Offer, net	539	—	539
Dividends on preferred stock	(5,563)	(3,720)	(1,843)

Net Income/(Loss) Available to Common Stockholders	$15,022	$6,329	$8,693

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate and the outstanding principal balance on our U.S. Treasury securities, if any.

Interest income decreased from September 30, 2019 to September 30, 2020 primarily due to the significant reduction in the size of our investment portfolio as a result of the global COVID-19 pandemic. The weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, decreased by $2.7 billion from $3.4 billion for the three months ended September

30, 2019 to $744.7 million for the three months ended September 30, 2020. We expect our interest income going forward to be materially lower compared to comparable prior periods as a result of the changes in our investment portfolio as set forth in the tables of the "Investment activities" section below as a result of the COVID-19 pandemic.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio and U.S. Treasury securities, if any.

Interest expense decreased from September 30, 2019 to September 30, 2020 primarily due to the significant reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. The weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period decreased by $2.6 billion from $2.9 billion for the three months ended September 30, 2019 to $255.2 million for the three months ended September 30, 2020. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds. We do not expect our interest expense, set forth in the consolidated statements of operations table above, to be indicative of our future interest expense due to the changes in our financing arrangements described in the "Financing activities" section below.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales and seizures, if any, of real estate securities out of our GAAP investment portfolio, including any associated deficiencies recognized, if any, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, (iii) settlement of derivatives and other instruments, and (iv) prior to the adoption of ASU 2016-13, other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, Note 4 and Note 5 to the "Notes to Consolidated Financial Statements (unaudited)" for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Sale of real estate securities	$(8,477)	$4,589
Sale of loans and loans transferred to or sold from Other assets	(4,795)	122
Settlement of derivatives and other instruments	(1,159)	(17,218)
OTTI	—	(3,625)
Total Net realized gain/(loss)	$(14,431)	$(16,132)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from September 30, 2019 to September 30, 2020, primarily due to the significant reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. For the three months ended September 30, 2020 and September 30, 2019, the net interest component of interest rate swaps was $(13.0) thousand and $2.2 million, respectively. Refer to the "Hedging activities" section below for a discussion of material changes in our interest rate swap portfolio.

Unrealized gain/(loss) on real estate securities and loans, net

During the third quarter of 2020, the Company recognized $19.5 million in net unrealized gains comprised of unrealized gains on securities and unrealized gains on loans of $9.3 million and $10.2 million, respectively.

Unrealized gain/(loss) on derivative and other instruments, net

For the three months ended September 30, 2020, the gains of $2.0 million were comprised of unrealized gains on Excess MSRs and derivatives as a result of the reversal of unrealized losses previously recorded on these assets in connection with the sale or expiration of these positions, offset by unrealized losses on securitized debt.

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

Other income

Other income currently includes certain fees we receive on our loans and CMBS portfolios. Other income decreased from September 30, 2019 to September 30, 2020 due to fees received on our commercial loans during the three months ended September 30, 2019 that we did not receive during the three months ended September 30, 2020.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees decreased from September 30, 2019 to September 30, 2020 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

On April 6, 2020, we executed an amendment to our Management Agreement pursuant to which our Manager agreed to defer our payment of the management fee and reimbursement of expenses beginning with the first quarter of 2020 through September 30, 2020, or such other time as we and the Manager agree. As of September 30, 2020, we paid all deferred management fees related to prior quarters and settled a portion of management fees related to the third quarter through the issuance of common stock to the Manager. The remaining third quarter expense will be paid in the normal course of business. See Note 11 to the "Notes to Consolidated Financial Statements (unaudited)" and the "Liquidity and capital resources" section of this Item 2 below for a further discussion on management fees.

Other operating expenses

These amounts are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses	$1,697	$1,423
Professional fees	729	528
D&O insurance	321	174
Directors' compensation	138	222
Other	118	308
Total Corporate Expenses	3,003	2,655

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	643	145
Professional fees	47	47
Residential mortgage loan related expenses	597	298
Transaction related expenses and deal related performance fees (1)	1,590	2,793
Other	49	124
Total Investment Expenses	2,926	3,407
Total Other operating expenses	$5,929	$6,062

(1)For the three months ended September 30, 2020 and September 30, 2019, total transaction related expenses and deal related performance fees were $2.2 million and $2.8 million, respectively. For the three months ended September 30, 2020, the $2.2 million includes $0.6 million of deferred financing costs that are included within interest expense. For the three months ended September 30, 2019, the $2.8 million excludes $25.1 thousand deferred financing costs that are included within interest expense.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with restructuring our debt and capital structure.

Equity based compensation to affiliate

Equity based compensation to affiliate represents the amortization of the fair value of our restricted stock units granted to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

For the three months ended September 30, 2020 and September 30, 2019, our equity based compensation to affiliate decreased as a result of the remaining restricted stock units vesting during 2020.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations. For the three months ended September 30, 2020, our excise tax decreased primarily due to losses associated with COVID-19.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of September 30, 2020 and September 30, 2019, we owned Residential mortgage loans with a fair value of $429.6 million and $379.4 million, respectively. This increase in the fair value of the Residential mortgage loans was a result of net purchases of Residential mortgage loan pools in 2019 and 2020.

For the three months ended September 30, 2020 and September 30, 2019, our servicing fees increased primarily due to our purchases of residential mortgage loans described above.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans and our investment in AG Arc. The increase from the quarter ended September 30, 2019 to the quarter ended September 30, 2020 primarily pertains to our share of the income at Arc Home coupled with unrealized gains on investments held within affiliated entities. During the current quarter, we recognized $13.4 million of equity in earnings from affiliates related to our investment in AG Arc. The increase in earnings within AG Arc was the result of elevated origination volumes and the related lending revenues experienced at Arc Home.

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

Gain on Exchange Offer, net

We completed an exchange offer (the "Exchange Offer") during the third quarter of 2020. As a result of the Exchange Offer, we exchanged a total of 42,820 shares of Series A Preferred Stock, 31,085 shares of Series B Preferred Stock and 29,355 shares of Series C Preferred Stock for a total of 516,300 shares of common stock. We recognized a gain of $0.5 million in connection with the Exchange Offer, which is net of related expenses. Refer to the "Liquidity and capital resources" section below for more information on the Exchange Offer.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$63,354	$123,126	$(59,772)
Interest expense	32,941	67,011	(34,070)
Total Net Interest Income	30,413	56,115	(25,702)

Other Income/(Loss)
Net realized gain/(loss)	(257,183)	(64,225)	(192,958)
Net interest component of interest rate swaps	910	5,760	(4,850)
Unrealized gain/(loss) on real estate securities and loans, net	(184,770)	101,644	(286,414)
Unrealized gain/(loss) on derivative and other instruments, net	(1,797)	(17,667)	15,870
Foreign currency gain/(loss), net	1,483	667	816
Other income	4	840	(836)
Total Other Income/(Loss)	(441,353)	27,019	(468,372)

Expenses
Management fee to affiliate	5,525	7,091	(1,566)
Other operating expenses	11,253	13,650	(2,397)
Restructuring related expenses	9,949	—	9,949
Equity based compensation to affiliate	163	275	(112)
Excise tax	(815)	464	(1,279)
Servicing fees	1,685	1,203	482
Total Expenses	27,760	22,683	5,077

Income/(loss) before equity in earnings/(loss) from affiliates	(438,700)	60,451	(499,151)

Equity in earnings/(loss) from affiliates	(23,571)	715	(24,286)
Net Income/(Loss) from Continuing Operations	(462,271)	61,166	(523,437)
Net Income/(Loss) from Discontinued Operations	361	(3,284)	3,645
Net Income/(Loss)	(461,910)	57,882	(519,792)

Gain on Exchange Offer, net	539	—	539
Dividends on preferred stock	(16,897)	(10,455)	(6,442)

Net Income/(Loss) Available to Common Stockholders	$(478,268)	$47,427	$(525,695)

Interest income

Interest income decreased from September 30, 2019 to September 30, 2020 primarily due to the significant reduction in the size of our investment portfolio as a result of the global COVID-19 pandemic. The weighted average cost of our GAAP investment portfolio and U.S. Treasury securities, if any, decreased by $1.6 billion from $3.4 billion at September 30, 2019 to $1.8 billion at September 30, 2020. We expect our interest income going forward to be materially lower compared to comparable prior periods as a result of the changes in our investment portfolio as set forth in the tables of the "Investment activities" section below as a result of the COVID-19 pandemic.

Interest expense

Interest expense decreased from September 30, 2019 to September 30, 2020 primarily due to the significant reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. The weighted average financing balance on our GAAP investment portfolio and U.S. Treasury securities, if any, during the period decreased by $1.6 billion from $2.9 billion for the nine months ended September 30, 2019 to $1.3 billion for the nine months ended September 30, 2020. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds. We do not expect our interest expense, set forth in the consolidated statements of operations table above, to be indicative of our future interest expense due to the changes in our financing arrangements described in the "Financing activities" section below.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Sale/seizures of real estate securities and related collateral	$(131,070)	$10,396
Sale of loans and loans transferred to or sold from Other assets	(63,560)	1,070
Settlement of derivatives and other instruments	(62,553)	(58,665)
OTTI	—	(17,026)
Total Net realized gain/(loss)	$(257,183)	$(64,225)

As previously discussed, in order to preserve liquidity and meet margin calls, we sold approximately $3.2 billion of securities and loans during the nine months ended September 30, 2020, a majority of which were sold due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic.

Net interest component of interest rate swaps

Net interest component of interest rate swaps decreased from September 30, 2019 to September 30, 2020 primarily due to the significant reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. For the nine months ended September 30, 2020 and September 30, 2019, the net interest component of interest rate swaps was $0.9 million and $5.8 million, respectively. Refer to the "Hedging activities" section below for a discussion of material changes in our interest rate swap portfolio.

Unrealized gain/(loss) on real estate securities and loans, net

The disruptions of the financial markets due to the COVID-19 pandemic have caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the nine months ended September 30, 2020.

During the nine months ended 2020, the Company recognized $184.8 million in net unrealized losses comprised of unrealized losses on securities and unrealized losses on loans of $145.1 million and $39.7 million, respectively. These losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the Company's response thereto. Included in unrealized losses on both securities and loans are net unrealized gain reversals due to sales during the period totaling $132.0 million. The remaining losses of $52.8 million relate to mark to market losses on securities and loans still held at September 30, 2020.

Unrealized gain/(loss) on derivative and other instruments, net

For the nine months ended September 30, 2020, the losses of $1.8 million was comprised of unrealized losses on derivatives offset by unrealized gains on excess MSRs and securitized debt.

Foreign currency gain/(loss), net

During the nine months ended September 30, 2020, the value of GBP relative to USD decreased, resulting in a gain on the liabilities held in foreign currencies.

Other income

Other income currently includes certain fees we receive on our loans and CMBS portfolios. Other income decreased from September 30, 2019 to September 30, 2020 as a result of origination fees received related to new commercial real estate loans and a premium received on a credit default swap 2019 that we did not receive in 2020.

Management fee to affiliate

Management fees decreased from September 30, 2019 to September 30, 2020 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

On April 6, 2020, we executed an amendment to our Management Agreement pursuant to which our Manager agreed to defer our payment of the management fee and reimbursement of expenses beginning with the first quarter of 2020 through September 30, 2020, or such other time as we and the Manager agree.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses	$5,273	$4,913
Professional fees	1,922	1,437
D&O insurance	669	522
Directors' compensation	529	661
Other	545	762
Total Corporate Expenses	8,938	8,295

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	967	512
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees (1)	—	42
Professional fees	141	139
Residential mortgage loan related expenses	2,176	696
Transaction related expenses and deal related performance fees (1)	(1,256)	3,556
Other	287	410
Total Investment Expenses	2,315	5,355
Total Other operating expenses	$11,253	$13,650

(1)For the nine months ended September 30, 2020 and September 30, 2019, total transaction related expenses and deal related performance fees were $(0.7) million and $3.6 million, respectively. For the nine months ended September 30, 2020, the $(0.7) million includes $0.6 million of deferred financing costs that are included within interest expense. For the nine months ended September 30, 2019, the $3.6 million includes $10.4 thousand of deferred financing costs that are included within interest expense. The decrease in Transaction related expenses and deal related performance fees from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 is primarily a result of accrued deal related performance fees being reversed in the current period due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement.

Equity based compensation to affiliate

For the nine months ended September 30, 2020 and September 30, 2019, our equity based compensation to affiliate remained relatively unchanged.

Excise tax

For the nine months ended September 30, 2020 and September 30, 2019, our excise tax decreased primarily due to losses associated with COVID-19.

Servicing fees

For the nine months ended September 30, 2020 and September 30, 2019, our servicing fees increased primarily due to net purchases of residential mortgage loans described above.

Equity in earnings/(loss) from affiliates

The decrease from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily pertains to our share of the unrealized losses on investments held within affiliated entities.

Book value per share

As of September 30, 2020 and December 31, 2019, our book value per common share was $3.34 and $17.61, respectively.

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares granted to our Manager, and our independent directors under our equity incentive plans as of quarter-end. Book value is calculated using stockholders’ equity less net proceeds of our 8.25% Series A Cumulative Redeemable Preferred Stock ($48.9 million), 8.00% Series B Cumulative Redeemable Preferred Stock ($110.5 million), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ($110.5 million) as the numerator. The liquidation preference for the Series A, Series B and Series C Preferred Stock is $52.8 million, $118.8 million and $118.8 million, respectively. The liquidation preference as of September 30, 2020 includes accumulated and unpaid dividends (whether or not authorized or declared) in the aggregate amount of $11.2 million. Book value does not include any accrual of accumulated, unpaid, or undeclared dividends on our Cumulative Redeemable Preferred Stock. Subsequent to quarter end, the Board of Directors has approved, and the Company has declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on our Preferred Stock as well as the full dividends payable on the preferred stock for the fourth quarter of 2020. The dividends will be paid on December 17, 2020 to holders of record on November 30, 2020. As such, our book value will decrease by the amount of the dividends declared during the fourth quarter. Our book value per share as of September 30, 2020 would be $0.31 lower after deducting the accumulated and unpaid preferred dividends outstanding as of September 30, 2020. Refer to the "Dividends" section below and Note 9 in the "Notes to Consolidated Financing Statements (Unaudited)" for more information on the arrearages related to the preferred stock.

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

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of September 30, 2020 and September 30, 2019 and a reconciliation to our GAAP investment portfolio:

September 30, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.40%	9.13%	5.32%
Cost of Funds (b)	2.76%	4.90%	3.02%
Net Interest Margin	1.64%	4.23%	2.30%
Leverage Ratio (c)	1.8x	(d)	0.9x
September 30, 2019
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.48%	6.51%	4.65%
Cost of Funds (b)	2.50%	4.48%	2.55%
Net Interest Margin	1.98%	2.03%	2.10%
Leverage Ratio (c)	4.6x	(d)	4.6x
(a)Excludes any net TBA position.
(b)Includes cost of non-recourse financing arrangements.
(c)The leverage ratio on our GAAP investment portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(d)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We are not currently disclosing Core Earnings, a non-GAAP financial measure, as we determined that this measure, as we have historically calculated it, would not appropriately capture our business, liquidity, results of operations, financial condition, or our ability to make distributions to our stockholders. We will continue to evaluate whether core earnings or other non-GAAP financial measures would help both management and investors evaluate our operating performance for future periods.

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

During the nine months ended September 30, 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $903.7 million, and at September 30, 2020, our equity capital allocation was 15% to Agency RMBS and 85% to Credit Investments. We have expertise in Agency RMBS, and may choose to allocate additional capital in those assets should the opportunity arise; however, in the near term we expect our capital to be almost entirely allocated to Credit Investments. Overall, our intention is to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes.

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

The following table presents a detailed break-down of our investment portfolio as of September 30, 2020 and December 31, 2019 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Agency RMBS	$254,008	$2,333,626	22.7%	52.8%	3.5x	7.1x
Residential Investments	690,203	1,493,869	61.6%	33.8%	0.2x	2.7x
Commercial Investments	177,108	589,709	15.7%	13.4%	0.9x	2.1x
Total: Investment Portfolio	$1,121,319	$4,417,204	100.0%	100.0%	0.9x	4.1x
Investments in Debt and Equity of Affiliates (b)	$217,643	$373,126	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$903,676	$4,044,078	N/A	N/A	1.8x	4.1x

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

The following table presents a summary of the allocated equity of our investment portfolio as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Allocated Equity		Percent of Equity
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Agency RMBS	$59,470	$295,358	15.2%	34.8%
Residential Investments	236,858	359,923	60.7%	42.4%
Commercial Investments	94,141	193,765	24.1%	22.8%
Total	$390,469	$849,046	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of September 30, 2020 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$237,142	$249,902	$221	$250,123	2.21%	1.17%	5.81
Excess MSR (4)	753,265	5,251	(1,366)	3,885	N/A	4.34%	5.64
Total Agency RMBS	990,407	255,153	(1,145)	254,008	2.21%	1.22%	5.68

Credit Investments:
Residential Investments
Prime (5)	14,104	7,748	614	8,362	3.69%	7.64%	19.38
Alt-A/Subprime (5)	16,471	6,795	2,951	9,746	4.25%	5.25%	15.90
Credit Risk Transfer	15,523	15,523	(3,489)	12,034	4.70%	4.60%	15.87
Non-U.S. RMBS	2,869	3,680	(236)	3,444	6.16%	6.08%	3.66
Interest Only and Excess MSR (4)	200,629	252	145	397	0.55%	16.39%	1.09
Re/Non-Performing Loans	605,264	485,470	(14,224)	471,246	3.72%	5.90%	6.20
Non-QM Loans	1,358,599	165,313	(12,850)	152,463	1.08%	7.10%	4.07
Land Related Financing	32,440	32,265	246	32,511	13.11%	13.22%	1.90
Total Residential Investments	2,245,899	717,046	(26,843)	690,203	2.42%	6.50%	4.61
Commercial Investments
Conduit	4,925	3,844	(781)	3,063	4.78%	11.88%	3.76
Single-Asset/Single-Borrower	50,480	48,937	(10,759)	38,178	4.17%	4.84%	2.53
Freddie Mac K-Series	22,572	10,351	(1,715)	8,636	3.84%	8.98%	10.58
CMBS Interest Only (6)	687,293	4,218	133	4,351	0.10%	7.51%	4.34
Commercial Real Estate Loans (7)	137,081	136,570	(13,690)	122,880	6.50%	6.80%	2.59
Total Commercial Investments	902,351	203,920	(26,812)	177,108	1.38%	6.59%	4.12
Total Credit Investments	3,148,250	920,966	(53,655)	867,311	2.03%	6.52%	4.47
Total: Investment Portfolio	$4,138,657	$1,176,119	$(54,800)	$1,121,319	2.04%	5.32%	4.76
Investments in Debt and Equity of Affiliates	$1,568,557	$228,975	$(11,332)	$217,643	1.70%	9.13%	4.06
Total: GAAP Investment Portfolio	$2,570,100	$947,144	$(43,468)	$903,676	2.21%	4.40%	5.42

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
(6)Comprised of Freddie Mac K-Series interest-only bonds.
(7)Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2019 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$2,125,067	$2,184,190	$57,108	$2,241,298	3.73%	3.17%	5.85
Inverse Interest Only	217,031	37,611	627	38,238	4.37%	6.66%	4.97
Interest Only	259,161	35,333	570	35,903	3.56%	5.02%	4.01
Excess MSR (4)	3,042,841	20,188	(2,001)	18,187	N/A	8.33%	5.56
Total Agency RMBS	5,644,100	2,277,322	56,304	2,333,626	3.77%	3.30%	5.57

Credit Investments:
Residential Investments
Prime (5)	297,932	213,056	28,831	241,887	4.92%	7.44%	11.63
Alt-A/Subprime (5)	141,464	110,605	12,107	122,712	4.40%	6.89%	8.23
Credit Risk Transfer	270,397	270,988	8,967	279,955	5.17%	5.27%	5.66
Non-U.S. RMBS	44,867	54,340	3,391	57,731	3.21%	3.58%	2.53
Interest Only and Excess MSR (4)	244,115	1,592	(376)	1,216	0.77%	7.73%	6.34
Re/Non-Performing Loans	605,844	493,734	16,449	510,183	4.14%	6.48%	6.56
Non-QM Loans	1,141,131	250,087	4,189	254,276	1.69%	5.35%	1.71
Land Related Financing	25,607	25,395	514	25,909	12.27%	12.40%	3.00
Total Residential Investments	2,771,357	1,419,797	74,072	1,493,869	3.53%	6.24%	4.99
Commercial Investments
Conduit	72,318	63,137	209	63,346	4.24%	5.57%	7.72
Single-Asset/Single-Borrower	204,702	199,096	575	199,671	5.09%	5.57%	2.78
Freddie Mac K-Series	235,810	100,427	17,723	118,150	5.01%	11.34%	8.34
CMBS Interest Only (6)	3,650,693	46,606	3,250	49,856	0.23%	6.64%	3.02
Commercial Real Estate Loans (7)	158,686	158,000	686	158,686	6.82%	7.17%	1.92
Total Commercial Investments	4,322,209	567,266	22,443	589,709	0.82%	7.25%	3.33
Total Credit Investments	7,093,566	1,987,063	96,515	2,083,578	1.74%	6.53%	3.98
Total: Investment Portfolio	$12,737,666	$4,264,385	$152,819	$4,417,204	2.34%	4.82%	4.69
Investments in Debt and Equity of Affiliates	$1,676,838	$361,992	$11,134	$373,126	1.82%	6.75%	2.71
Total: GAAP Investment Portfolio	$11,060,828	$3,902,393	$141,685	$4,044,078	2.41%	4.57%	4.94
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
(6)Comprised of Freddie Mac K-Series interest-only bonds.
(7)Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio for the periods presented.

	Fair Value		CPR (1)(2)(3)
Agency RMBS	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
30 Year Fixed Rate (3)	$250,123	$2,241,298	0.9%	8.1%
Inverse Interest Only (3)	—	38,238	—%	11.7%
Interest Only (3)	—	35,903	—%	10.3%
Total/Weighted Average	$250,123	$2,315,439	0.9%	8.2%

(1)Represents the weighted average monthly CPRs published during the year periods ended September 30, 2020 and December 31, 2019 for our in-place portfolio during the same period.
(2)Source: Bloomberg.
(3)CPRs are shown only for securities with fair values as of period end.

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	September 30, 2020	December 31, 2019
Non-Agency RMBS (1)	$124,299	$835,325
CMBS (2)	54,228	431,023
Total Credit securities	178,527	1,266,348

Residential loans (3)	565,904	658,544
Commercial real estate loans	122,880	158,686
Total loans	688,784	817,230

Total Credit Investments	$867,311	$2,083,578
Less: Investments in Debt and Equity of Affiliates	$217,199	$372,571
Total GAAP Credit Portfolio	$650,112	$1,711,007

(1)Includes investments in Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing held in securitized form.
(2)Includes Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.
(3)Includes Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing not held in securitized form.

The following table presents certain information grouped by vintage as it relates to our credit securities portfolio as of September 30, 2020 ($ in thousands). We have also presented a reconciliation to GAAP.

Credit Securities:	Current Face	Amortized Cost	Unrealized Mark-to- Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
2013	$1,102	$759	$41	$800	3.60%	5.55%	19.69
2014	9,514	7,391	(812)	6,579	4.35%	8.88%	8.79
2015	325,756	13,393	4,009	17,402	0.66%	6.43%	2.14
2016	130,461	2,545	612	3,157	0.17%	12.08%	4.59
2017	192,492	7,045	(223)	6,822	0.25%	7.42%	4.05
2018	185,271	23,400	(5,623)	17,777	0.55%	4.56%	5.32
2019	954,123	92,907	(18,064)	74,843	0.96%	8.01%	4.25
2020	527,389	51,826	(679)	51,147	1.01%	15.60%	4.63
Total: Credit Securities	$2,326,108	$199,266	$(20,739)	$178,527	0.75%	9.76%	4.16
Investments in Debt and Equity of Affiliates	$1,330,680	$89,059	$(8,031)	$81,028	0.79%	13.98%	4.10
Total: GAAP Basis	$995,428	$110,207	$(12,708)	$97,499	0.72%	6.25%	4.23

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

The following table presents the fair value of our credit securities portfolio by credit rating as of September 30, 2020 and December 31, 2019 (in thousands):

Credit Rating - Credit Securities (1)	September 30, 2020 (2)	December 31, 2019 (2)
AAA	$633	$4,975
A	—	13,792
BBB	—	65,454
BB	3,143	106,311
B	25,260	226,083
Below B	10,950	103,985
Not Rated	138,541	745,748
Total: Credit Securities	$178,527	$1,266,348
Less: Investments in Debt and Equity of Affiliates	$81,028	$131,955
Total: GAAP Basis	$97,499	$1,134,393
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

September 30, 2020
Non-Agency RMBS			CMBS (1)
State	Fair Value (2)	Percentage (2)	State	Fair Value	Percentage
California	$37,571	33.0%	Texas	$7,867	14.5%
New York	15,443	13.6%	California	6,604	12.2%
Florida	9,499	8.3%	New York	5,983	11.0%
Texas	3,798	3.3%	Florida	4,800	8.9%
Maryland	3,735	3.3%	Arkansas	4,009	7.4%
Other	54,253	38.5%	Other	24,965	46.0%
Total	$124,299	100.0%	Total	$54,228	100.0%
(1)CMBS includes all commercial credit securities, including Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.
(2)Non-Agency RMBS fair value includes $10.5 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

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
(1)CMBS includes all commercial credit securities, including Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.
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

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

September 30, 2020
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$8,362	5.5%	69.1	2.3%
Alt-A/Subprime	9,746	8.7%	159.0	0.1%
Credit Risk Transfer	12,034	7.2%	16.9	0.4%
Non-U.S. RMBS	3,444	4.1%	59.8	1.1%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Conduit	$3,063	10.6%	78.0	8.7%
Single-Asset/Single-Borrower	38,178	—%	26.7	6.1%
Freddie Mac K Series CMBS	8,636	0.2%	23.1	0.0%

December 31, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$241,887	10.6%	136.7	9.8%
Alt-A/Subprime	122,712	12.8%	162.3	17.7%
Credit Risk Transfer	279,955	0.4%	24.5	1.8%
Non-U.S. RMBS	57,731	7.3%	147.8	15.8%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Conduit	$63,346	0.9%	39.0	16.2%
Single-Asset/Single-Borrower	199,671	—%	16.8	7.2%
Freddie Mac K Series	118,150	0.6%	45.3	0.4%

*Sources: Intex, Trepp

In our Re/Non-Performing Loan portfolio, 25% of the overall population has requested COVID related assistance as of September 30, 2020; approximately 42% of the population requesting assistance is being reported as contractually current as of quarter end.

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

Prior to COVID, the three month average monthly default rate, or rate at which a borrower moved from current to 30 days delinquent, was 6.4%. The default rate for September was 4.0%. COVID related delinquencies made up approximately 29% of those defaults in September.

Our Re/Non-Performing Loan valuation process in 2020 has incorporated increased defaults and extended liquidation timelines.

In our Non-QM Loan portfolio, 36% of the overall population has requested COVID related assistance as of September 30, 2020; approximately 57% of the population requesting assistance is being reported as contractually current as of quarter end.

At the end of the forbearance period, the servicer will complete the same steps as described above with regards to Re/Non-Performing Loans.

Prior to COVID, the three month average monthly default rate was 1.3%. The default rate for September was 0.8%. COVID related delinquencies made up approximately 42% of those defaults in September.

Our Non-QM Loan valuation process in 2020 has incorporated increased defaults and extended liquidation timelines.

The following table presents detail on our commercial real estate loan portfolio on September 30, 2020 ($ in thousands).

						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Extended Maturity Date (7)	Location	Collateral Type
Loan G (8)(9)	$56,697	$—	$56,697	$(3,941)	$52,756	5.27%	5.27%	1.80	July 9, 2022	CA	Condo, Retail, Hotel
Loan I (10)(11)	15,211	(173)	15,038	(826)	14,212	11.50%	12.00%	2.47	February 9, 2023	MN	Office, Retail
Loan K (12)	14,173	—	14,173	(1,100)	13,073	10.00%	11.00%	1.27	February 22, 2024	NY	Hotel, Retail
Loan L (12)(13)	51,000	(338)	50,662	(7,823)	42,839	5.40%	5.67%	3.86	July 22, 2024	IL	Hotel, Retail
	$137,081	$(511)	$136,570	$(13,690)	$122,880	6.50%	6.80%	2.59

(1)We have the contractual right to receive a balloon payment for each loan.
(2)See our "Off-balance sheet arrangements" section below for details on our commitments on commercial real estate loans as of September 30, 2020.
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
(8)Loan G is a first mortgage loan.
(9)Loan G has been amended and has been extended to its extended maturity date upon reaching its initial maturity of July 9, 2020. See "Off-balance sheet arrangements" section below for more details regarding commitments.
(10)Loan I is a mezzanine loan.
(11)Subsequent to quarter end, we and the borrower of Loan I entered into a modification agreement to, among other things, extend the term of the Loan, allow for a portion of the interest to be deferred and increase the capital commitment amount by $6.0 million. See "Off-balance sheet arrangements" section below for more details regarding commitments.
(12)Loan K and Loan L are comprised of first mortgage and mezzanine loans.
(13)Subsequent to quarter end, we and the borrower of Loan L entered into a modification agreement to, among other things, require the borrower to pay previously deferred interest in full, defer interest for the following 12-month period and require funding of capital reserves by the borrower.

The following table presents detail on our commercial real estate loan portfolio on December 31, 2019 ($ in thousands).

						Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Coupon (2)	Yield (3)	Life (Years) (4)	Extended Maturity Date (5)	Location	Collateral Type
Loan G (6)	$45,856	$—	$45,856	$—	$45,856	6.46%	6.46%	0.53	July 9, 2022	CA	Condo, Retail, Hotel
Loan H (6)	36,000	—	36,000	—	36,000	5.49%	5.49%	0.19	June 9, 2020	AZ	Office
Loan I (7)	11,992	(184)	11,808	184	11,992	12.21%	14.51%	1.04	February 9, 2023	MN	Office, Retail
Loan J (6)	4,674	—	4,674	—	4,674	6.36%	6.36%	2.12	January 1, 2024	NY	Hotel, Retail
Loan K (8)	9,164	—	9,164	—	9,164	10.71%	11.86%	1.72	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(502)	50,498	502	51,000	6.16%	6.50%	4.63	July 22, 2024	IL	Hotel, Retail
	$158,686	$(686)	$158,000	$686	$158,686	6.82%	7.17%	1.92

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

In 2020, in response to the unprecedented illiquidity and drop in demand for MBS due to the COVID-19 pandemic, which resulted in a significant decline in the value of our assets, which, in turn, resulted in an unusually high number of margin calls from our financing counterparties, we reduced our overall exposure to our financing counterparties by selling a significant portion of our investment portfolio and reducing the amount of our financing arrangements from $3.2 billion to $225.5 million on a GAAP basis and from $3.5 billion to $349.5 million on a Non-GAAP basis, including a reduction in our repurchase agreement balance from $3.2 billion to $186.5 million. Additionally, the Federal Reserve cut the federal funds rate by a total of 150 basis points during the first quarter of 2020. As previously described, we sold our entire portfolio of 30 Year Fixed Rate Agency RMBS in March of 2020.

On March 20, 2020, we notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Subsequent to March 23, 2020, we received notifications of alleged events of default and deficiency notices from several of our financing counterparties. Subject to the terms of the applicable financing arrangement, if we had failed to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may have been able to demand immediate payment by us of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations were not paid, may have been permitted to sell the financed assets and apply the proceeds to our financing obligations and/or take ownership of the assets securing our financing obligations. During this period of market upheaval, we engaged in discussions with our financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed-upon period. On April 10, 2020, we entered into a forbearance agreement for an initial 15 day period, a second forbearance agreement on April 27, 2020, for an extended period ending on June 1, 2020, and a third forbearance agreement on June 1, 2020 for an additional period ending June 15, 2020 (collectively, the "Forbearance Agreement") with certain of our financing counterparties (the "Participating Counterparties"). Pursuant to the terms of the Forbearance Agreement, the Participating Counterparties agreed to forbear from exercising any of their right and remedies in respect of events of default and any and all other defaults under the applicable financing arrangement with us for the duration of the forbearance period specified in the Forbearance Agreement (the "Forbearance Period").

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

Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on deficiencies which are now settled.

We use leverage to finance the purchase of our target assets. In 2020 and 2019, our leverage has primarily been in the form of repurchase agreements, facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We experienced fluctuations in our haircuts that caused us to alter our business and financing strategies for the three and nine months ended September 30, 2020. As previously described, this resulted in us raising liquidity and de-risking our portfolio. Through asset sales and related debt pay-offs, we have reduced the aggregate number of our financing counterparties, bringing the counterparties we have debt outstanding with down from 30 as of December 31, 2019 to 6 as of September 30, 2020.

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

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
September 30, 2020
Non-GAAP Basis	$349,535	$390,361	$461,461
Less: Investments in Debt and Equity of Affiliates	124,031	155,057	216,401
GAAP Basis	$225,504	$235,304	$245,060
June 30, 2020
Non-GAAP Basis	$469,153	$642,182	$939,056
Less: Investments in Debt and Equity of Affiliates	218,055	255,764	276,149
GAAP Basis	$251,098	$386,418	$662,907
March 31, 2020
Non-GAAP Basis	$1,231,231	$2,878,844	$3,904,578
Less: Investments in Debt and Equity of Affiliates	261,374	260,737	280,195
GAAP Basis	$969,857	$2,618,107	$3,624,383
December 31, 2019
Non-GAAP Basis	$3,490,884	$3,703,921	$3,929,708
Less: Investments in Debt and Equity of Affiliates	257,416	240,602	257,830
GAAP Basis	$3,233,468	$3,463,319	$3,671,878
September 30, 2019
Non-GAAP Basis	$3,720,937	$3,301,725	$3,720,937
Less: Investments in Debt and Equity of Affiliates	195,949	238,144	279,478
GAAP Basis	$3,524,988	$3,063,581	$3,441,459
June 30, 2019
Non-GAAP Basis	$3,074,536	$3,166,610	$3,263,481
Less: Investments in Debt and Equity of Affiliates	183,286	216,024	238,045
GAAP Basis	$2,891,250	$2,950,586	$3,025,436
March 31, 2019
Non-GAAP Basis	$3,290,383	$3,069,958	$3,290,383
Less: Investments in Debt and Equity of Affiliates	177,548	174,672	179,524
GAAP Basis	$3,112,835	$2,895,286	$3,110,859
December 31, 2018
Non-GAAP Basis	$2,860,227	$2,851,744	$2,866,872
Less: Investments in Debt and Equity of Affiliates	139,739	125,851	139,739
GAAP Basis	$2,720,488	$2,725,893	$2,727,133
September 30, 2018
Non-GAAP Basis	$2,913,543	$2,862,935	$2,913,543
Less: Investments in Debt and Equity of Affiliates	102,149	92,833	102,149
GAAP Basis	$2,811,394	$2,770,102	$2,811,394
June 30, 2018
Non-GAAP Basis	$2,719,376	$2,792,123	$2,932,186
Less: Investments in Debt and Equity of Affiliates	85,194	170,006	213,489
GAAP Basis	$2,634,182	$2,622,117	$2,718,697

Quarter Ended	Quarter-End Balance	Average Quarterly Balance	Maximum Balance at Any Month-End
March 31, 2018
Non-GAAP Basis	$3,035,398	$2,954,404	$3,043,392
Less: Investments in Debt and Equity of Affiliates	208,819	77,309	208,819
GAAP Basis	$2,826,579	$2,877,095	$2,834,573
December 31, 2017
Non-GAAP Basis	$3,011,591	$2,882,548	$3,011,591
Less: Investments in Debt and Equity of Affiliates	7,184	8,849	9,807
GAAP Basis	$3,004,407	$2,873,699	$3,001,784
September 30, 2017
Non-GAAP Basis	$2,703,069	$2,596,533	$2,746,151
Less: Investments in Debt and Equity of Affiliates	8,517	8,697	8,869
GAAP Basis	$2,694,552	$2,587,836	$2,737,282

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

Recourse and non-recourse financing

We utilize both recourse and non-recourse debt to finance our portfolio. Non-recourse financing includes securitized debt and other non-recourse financing. Recourse financing includes the secured debt from our Manager and other recourse financing. The below table provides detail on the breakout between recourse and non-recourse financing as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Recourse financing	$242,767	$3,490,884
Non-recourse financing	475,993	224,348
Total (1)	$718,760	$3,715,232

Recourse financing - Investments in Debt and Equity of Affiliates	7,024	257,416
Non-recourse financing - Investments in Debt and Equity of Affiliates	117,007	—
Total Investments in Debt and Equity of Affiliates	124,031	257,416

Total: GAAP Basis	$594,729	$3,457,816

(1)As of September 30, 2020, total financing includes $349.5 million of financing arrangements, $359.0 million of securitized debt and $10.3 million of secured debt. As of December 31, 2019, total financing includes $3.5 billion of financing arrangements and $224.3 million of securitized debt.

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

Through asset sales and related debt pay-offs, we have reduced our exposure to various counterparties, bringing the counterparties with debt outstanding down from 30 as of December 31, 2019 to 6 as of September 30, 2020. See Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for a description of our material financing arrangements as of September 30, 2020.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

The following table presents a summary of the financing arrangements on our investment portfolio as of September 30, 2020 and December 31, 2019 (in thousands).

	September 30, 2020	December 31, 2019
Repurchase agreements	$186,469	$3,194,409
Revolving facilities (1)	163,066	296,475
Total: Non-GAAP Basis	$349,535	$3,490,884
Investments in Debt and Equity of Affiliates	124,031	257,416
Total: GAAP Basis	$225,504	$3,233,468
(1)Increasing our borrowing capacity under a majority of our revolving facilities requires consent of the lenders.

The following table presents a summary of the financing arrangements on our Investment Portfolio as of September 30, 2020 ($ in thousands):

	Agency		Credit		Total
Financing Arrangements Maturing Within: (1)	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost	Balance	Weighted Average Funding Cost
30 days or less	$101,284	0.22%	$39,102	2.80%	$140,386	0.94%
31-60 days	—	—	1,155	2.20%	1,155	2.20%
61-90 days	—	—	27,538	4.15%	27,538	4.15%
Greater than 180 days	—	—	180,456	4.21%	180,456	4.21%
Total: Non-GAAP Basis	$101,284	0.22%	$248,251	3.97%	$349,535	2.89%
Investments in Debt and Equity of Affiliates	$—	—	$124,031	4.90%	$124,031	4.90%
Total: GAAP Basis	$101,284	0.22%	$124,220	3.04%	$225,504	1.78%

(1)As of September 30, 2020, our weighted average days to maturity is 301 days and our weighted average original days to maturity is 481 days on a GAAP Basis. As of September 30, 2020, our weighted average days to maturity is 320 days and our weighted average original days to maturity is 711 days on a Non-GAAP Basis.

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

Repurchase agreements

The following table presents, as of September 30, 2020, a summary of the repurchase agreements on our real estate securities ($ in thousands). It also reconciles these items to GAAP:

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
30 days or less	$140,386	0.94%	0.94%	15	15.4%
61-90 days	3,620	4.50%	4.50%	68	48.2%
Greater than 180 days	18,545	5.00%	5.00%	366	39.8%
Total: Non-GAAP Basis	$162,551	1.48%	1.48%	56	18.9%
Investments in Debt and Equity of Affiliates	$22,165	4.92%	4.92%	317	41.1%
Total: GAAP Basis	$140,386	0.94%	0.94%	15	15.4%

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

The decrease in the balance of our repurchase agreements from December 31, 2019 to September 30, 2020 is due primarily to selling collateral in order to meet margin calls.

The following table presents, as of September 30, 2020, a summary of our repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
61-90 days	$23,918	4.10%	4.10%	81	42.7%

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our Re/Non-performing loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
31-60 days	$24,584	3.14%	3.14%	56	33.7%
Greater than 180 days	107,010	3.61%	3.80%	727	19.3%
Total: GAAP Basis	$131,594	3.53%	3.68%	602	22.0%

As of September 30, 2020, we did not have any repurchase agreements on our commercial real estate loans.

The following table presents, as of December 31, 2019, a summary of repurchase agreements on our commercial real estate loans ($ in thousands).

Repurchase Agreements Maturing Within:	Balance	Weighted Average Rate	Weighted Average Funding Cost	Weighted Average Days to Maturity	Weighted Average Haircut
Greater than 180 days	$3,017	4.46%	5.89%	1,097	35.4%

Financing facilities

The following table presents information regarding revolving facilities as of September 30, 2020 and December 31, 2019 ($ in thousands). It also reconciles these items to GAAP.

			September 30, 2020				December 31, 2019
Facility	Investment	Maturity Date	Rate	Funding Cost (1)	Balance	Maximum Aggregate Borrowing Capacity	Rate	Funding Cost (1)	Balance
Revolving facility B (2)(3)(4)	Re/Non-performing loans	June 28, 2021	—%	—%	$—	$—	3.80%	3.80%	$21,546
Revolving facility C (2)(3)	Commercial loans	August 10, 2023	2.31%	2.79%	61,200	100,000	3.85%	4.01%	89,956
Revolving facility D (2)(3)(5)	Non-QM loans	October 1, 2021	5.00%	5.00%	98,462	98,462	3.61%	4.02%	177,899
Revolving facility E (2)	Re/Non-performing loans	November 25, 2020	2.20%	2.20%	1,155	1,155	3.73%	3.73%	1,808
Revolving facility F (2)	Re/Non-performing loans	July 25, 2021	2.00%	2.00%	2,249	14,120	3.55%	3.55%	5,266
Total: Non-GAAP Basis					$163,066	$213,737			$296,475
Investments in Debt and Equity of Affiliates					$101,866	$113,737			$184,973
Total: GAAP Basis					$61,200	$100,000			$111,502

(1)Funding costs represent the stated rate inclusive of any deferred financing costs.
(2)Under the terms of our financing agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Increasing our borrowing capacity under this facility requires consent of the lender.
(4)During the second quarter of 2020, Revolving facility B was paid off.
(5)Refer to the "MATT Financing Arrangement Restructuring" Section below for additional information.

Other financing transactions

In 2014, we entered into a resecuritization transaction, pursuant to which we created a special purpose entity ("SPE") to facilitate the transaction. We determined that the SPE was a variable interest entity ("VIE") and that the VIE should be consolidated by us under ASC 810-10. The transferred assets were recorded as a secured borrowing (the "Consolidated December 2014 VIE"). See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on Consolidated December 2014 VIE. As of September 30, 2020, we did not hold any interest in the December 2014 VIE.

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

In August 2019 and September 2020, we entered into securitization transactions of certain of our residential mortgage loans, pursuant to which we created SPEs to facilitate the transactions. We determined that the SPEs were VIEs and that the VIEs should be consolidated by us under ASC 810-10. The transferred assets were recorded as secured borrowings (the "Consolidated August 2019 VIE" and the "Consolidated September 2020 VIE"). See Note 2 and Note 4 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on the Consolidated August 2019 VIE and the Consolidated September 2020 VIE.

The following table details certain information related to the Consolidated August 2019 VIE and September 2020 VIE as of September 30, 2020 and December 31, 2019 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
September 30, 2020
August 2019 VIE	Residential mortgage loans	$248,023	$220,590	3.71%	4.80%	6.97
	Securitized debt (2)	206,434	195,499	2.96%	2.97%	5.13
September 2020 VIE	Residential mortgage loans	249,071	199,610	3.58%	5.46%	6.72
	Securitized debt (2)	163,487	163,487	2.98%	3.00%	2.09
December 31, 2019
August 2019 VIE	Residential mortgage loans	263,956	255,171	3.96%	5.11%	7.66
	Securitized debt (2)	217,455	217,118	2.92%	2.86%	5.00

(1)Weighted average life is based on projected life. Typically, actual maturities of investments and loans are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)As of September 30, 2020 and December 31, 2019, we have recorded secured financing of $359.0 million and $217.1 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. We recorded the proceeds from the issuance of the secured financing in the "Cash Flows from Financing Activities" section of the consolidated statement of cash flows at the time of securitization.

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

September 30, 2020	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$699,707	$390,469	1.8x
Financing arrangements through affiliated entities	124,031
Non-recourse financing arrangements	(475,993)
Economic Leverage	$347,745	$390,469	0.9x

December 31, 2019	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$3,441,451	$849,046	4.1x
Financing arrangements through affiliated entities	257,416
Non-recourse financing arrangements	(224,348)
Economic Leverage	$3,474,519	$849,046	4.1x

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

As previously described, due to market volatility caused by the COVID-19 pandemic, we executed on various asset sales in an effort to create additional liquidity and de-risk our portfolio. As a result of these asset sales and related debt pay-offs, we have reduced the number of financing counterparties we have, bringing the overall number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 6 as of September 30, 2020 with debt outstanding of $349.5 million, inclusive of financing arrangements through affiliated entities. These agreements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

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

See "Financing arrangements on our investment portfolio" section above for information on the contractual maturity of our financing arrangements at September 30, 2020 and December 31, 2019.

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

The following table presents information at September 30, 2020 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Credit Suisse AG, Cayman Islands Branch - Non-GAAP	$73,637	128	18.9%
Non-GAAP Adjustments (a)	(35,252)	(85)	(9.1)%
Credit Suisse AG, Cayman Islands Branch - GAAP	$38,385	43	9.8%
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

The following table summarizes certain information on our non-hedge derivatives and other instruments (in thousands) as of the dates indicated.

		September 30, 2020		December 31, 2019
Notional amount of non-hedge derivatives and other instruments:	Notional Currency	Notional Amount	Weighted Average Life (Years)	Notional Amount	Weighted Average Life (Years)
Pay Fix/Receive Float Interest Rate Swap Agreements (1)(2)	USD	$180,000	6.18	$1,943,281	4.25
Payer Swaptions	USD	—	—	650,000	0.42
Short positions on British Pound Futures (3)	GBP	3,000	0.21	6,563	0.21
Short positions on Euro Futures (4)	EUR	—	—	1,500	0.21
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

As of September 30, 2020, our interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about our interest rate swaps as of September 30, 2020 ($ in thousands). We did not hold any interest rate swap positions within our investments in debt and equity of affiliates as of September 30, 2020.

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2025	$136,000	0.34%	0.13%	4.95
2030	44,000	0.68%	0.12%	9.96
Total/Wtd Avg	$180,000	0.42%	0.13%	6.18

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. The primary differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii)

the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in September of the following year. We estimate that we do not have any undistributed taxable income as of September 30, 2020. Refer to the "Results of operations" section above for more detail.

On March 27, 2020, we announced that our Board of Directors approved a suspension of our quarterly dividends on our common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common dividends that normally would have been declared in March 2020 and the preferred dividend that would have been declared in May 2020, in order to conserve capital and preserve liquidity. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. As a result, we did not declare or accrue quarterly dividends on our Common or Preferred Stock during the three months ended September 30, 2020. Pursuant to the terms of our Preferred Stock, all unpaid dividends on our preferred stock accrue without interest and, if dividends on our preferred stock are in arrears, we cannot pay cash dividends on our common stock. Refer to Note 12 in the "Notes to Consolidated Financing Statements (Unaudited)" for more information on our preferred stock. Refer to the "Book value per share" section above for a discussion of the treatment of accumulated, unpaid, or undeclared preferred dividends on our book value.

Subsequent to quarter end, the Company announced that its Board of Directors has approved, and we have declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. The dividends will be paid on December 17, 2020 to holders of record on November 30, 2020. As of September 30, 2020, our book value does not include any accrual of accumulated, unpaid, or undeclared dividends on our Cumulative Redeemable Preferred Stock. As such, our book value will decrease by the amount of the dividends declared during the fourth quarter. Our book value per share as of September 30, 2020 would be $0.31 lower after deducting the accumulated and unpaid preferred dividends outstanding as of September 30, 2020.

The following table details the aggregate and per-share amounts of arrearages in cumulative, unpaid, and undeclared preferred dividends as of September 30, 2020 (in thousands, except per share data):

Class of Stock	Dividend Per Preferred Share in Arrears	Amount of Preferred Dividend in Arrears
8.25% Series A	$1.03126	$2,091
8.00% Series B	1.00	4,569
8.000% Series C	1.00	4,571
Total		$11,231

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

No common stock dividends were declared during the three months or the nine months ended September 30, 2020. The following tables detail our common stock dividends during the nine months ended September 30, 2019:

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
Total			$1.45

The following table details our preferred stock dividends on our 8.25% Series A, 8.00% Series B, and 8.000% Series C Preferred Stock during the nine months ended September 30, 2020 and September 30, 2019.

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
2/15/2019	2/28/2019	3/18/2019	0.51563	0.50	—
5/17/2019	5/31/2019	6/17/2019	0.51563	0.50	—
8/16/2019	8/30/2019	9/17/2019	0.51563	0.50	—

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs. Our principal sources of cash as of September 30, 2020 consisted of proceeds from sales of assets in an effort to prudently manage our portfolio through unprecedented market volatility resulting from the global pandemic of the COVID-19 virus, borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At September 30, 2020, we had $82.4 million of liquidity, which consisted of $44.6 million of cash and $37.8 million of unencumbered assets available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

On March 20, 2020, we notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Subsequent to March 23, 2020, we received notifications of alleged events of default and deficiency notices from several of our financing counterparties. Subject to the terms of the applicable financing arrangement, if we had failed to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may have been able to demand immediate payment by us of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations were not paid, may have been permitted to sell the financed assets and apply the proceeds to our financing obligations and/or take ownership of the assets securing our financing obligations. During this period of market upheaval, we engaged in discussions with our financing counterparties and entered into the Forbearance Agreement. During the Forbearance Period, we did not have any obligation to make any margin payments as it related to the Participating Counterparties. As described above, on June 10, we entered into a Reinstatement Agreement with the Participating Counterparties and the JPM Reinstatement Agreement which reinstates each Bilateral Agreement. As a result, we will be responsible for making any future margin payments with respect to any financing arrangements relating to these agreements.

As of September 30, 2020, we have met all margin calls. Refer to Note 13 in the "Notes to Consolidated Financial Statements (Unaudited)" for more information on deficiencies which have since been settled.

Cash Flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2020 and September 30, 2019 (in thousands),

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$125,369	$84,358	$41,011

Net cash provided by (used in) operating activities (1)	(2,284)	32,797	(35,081)
Net cash provided by (used in) investing activities (2)	2,491,879	(1,197,068)	3,688,947
Net cash provided by (used in) financing activities (3)	(2,565,086)	1,147,672	(3,712,758)

Net change in cash, cash equivalents and restricted cash	(75,491)	(16,599)	(58,892)
Effect of exchange rate changes on cash	(178)	82	(260)
Cash, cash equivalents, and restricted cash, End of Period	$49,700	$67,841	$(18,141)
(1)Cash used in or provided by operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2020 and September 30, 2019, respectively. There was a significant reduction in our investment portfolio size in 2020 as a result of the global COVID-19 pandemic and increased expenses primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement
(2)Cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to sales of investments and principal repayments of investments less purchases of investments. Cash used by investing activities for the nine months ended September 30, 2019 was primarily attributable to purchases of investments less sales of investments and principal repayments of investments. The difference period over period is primarily due to significant sales in 2020 as a result of the global COVID-19 pandemic.

(3)Cash used in financing activities for the nine months ended September 30, 2020 was primarily attributable to repayments of financing arrangements and dividend payments offset by borrowings under financing arrangements. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to borrowing of financing arrangements offset by offset by repayment of borrowings under financing arrangements and dividend payments. The difference period over period is primarily due to a reduction in financing arrangements as a result of significant sales in 2020 due to the global COVID-19 pandemic.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). For the three and nine months ended September 30, 2020, we sold 0.4 million and 1.4 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.2 million and $4.7 million. For the three and nine months ended September 30, 2019, we sold 0.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. As of September 30, 2020, we have sold approximately 2.8 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $32.3 million, with $67.7 million available to be issued.

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

Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock issuance

On September 17, 2019, we completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share (the "Series C Preferred Stock") and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option. We received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of our Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. Refer to the "Dividends" section above for more detail on arrearages.

Exchange Offer

On August 14, 2020, we announced the commencement of an offer to exchange newly issued shares of common stock for up to 250,470 shares of our Series A Preferred Stock, up to 556,600 shares of our Series B Preferred Stock, and up to 556,600 shares of our Series C Preferred Stock. The Exchange Offer expired on September 11, 2020. Based on the final count provided by the Exchange Agent, American Stock Transfer & Trust Company, LLC, a total of 42,820 shares of Series A Preferred Stock, 31,085 Series B Preferred Stock and 29,355 Series C Preferred Stock were validly tendered and not properly withdrawn prior to the expiration of the Exchange Offer. We accepted all such 103,260 validly tendered shares of preferred stock, and issued in exchange a total of 516,300 shares of Common Stock in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. After settlement, we had outstanding 2,027,180 shares of Series A Preferred Stock, 4,568,915 shares of Series B Preferred Stock and 4,570,645 shares of Series C Preferred Stock.

Common Stock Issuance to the Manager

On September 24, 2020, we issued (i) 1,215,370 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter management fee will be paid in the normal course of business. Refer to "Contractual obligations - Management agreement" section below for more information on this transaction.

Contractual obligations

Management agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum.

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and nine months ended September 30, 2020, we incurred management fees of approximately $1.7 million and $5.5 million, respectively. For the three and nine months ended September 30, 2019, we incurred management fees of approximately $2.3 million and $7.1 million, respectively. As of September 30, 2020 and December 31, 2019, we have recorded management fees payable of $1.2 million and $2.7 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses which are incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $5.9 million and $11.3 million of Other operating expenses for the three and nine months ended September 30, 2020, respectively, we have accrued $2.3 million and $6.2 million, respectively, representing a reimbursement of expenses. Of the $6.1 million and $13.7 million of Other operating expenses for the three and nine months ended September 30, 2019, respectively, we have recorded $1.6 million and $5.5 million, respectively, representing a reimbursement of expenses. As of September 30, 2020 and December 31, 2019, we recorded a reimbursement payable to the Manager of $2.2 million and $2.5 million, respectively.

On April 6, 2020, we executed an amendment to the management agreement with the Manager pursuant to which the Manager agreed to defer our payment of the management fee and reimbursement of expenses, effective Q1 2020 through September 30, 2020, or such other time as we and the Manager agreed. As of September 30, 2020, the Company has reimbursed the Manager for expenses through the second quarter of 2020. Expenses related to the third quarter will be paid in the normal course of business.

On September 24, 2020, we executed an amendment with the Manager (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the accrued base management fee in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to accept (i) 1,215,370 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter management fee will be paid in the normal course of business.

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

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our Annual Meeting, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2020, 1,901,106 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 204,688 and 40,250 shares of restricted common stock to our independent directors and Manager, respectively, and 120,000 restricted stock units to our Manager under our equity incentive plans. As of September 30, 2020, all the shares of restricted common stock granted to our Manager and independent directors have vested and all restricted stock units granted to our Manager have vested. The units do not entitle the recipient the rights of a holder of our common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units.

Unfunded commitments

See our "Off-balance sheet arrangements" section below and Note 13 of the "Notes to Consolidated Financial Statements" for detail on our unfunded commitments as of September 30, 2020.

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

Other

As of September 30, 2020 and December 31, 2019, we are obligated to pay accrued interest on our financing arrangements in the amount of $0.3 million and $10.8 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to the repayment of financing arrangements in conjunction with the sales of various assets by us and the seizures of various assets by financing counterparties in 2020.

Off-balance sheet arrangements

We may enter into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We may also enter into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of September 30, 2020, we did not hold any TBA positions.

Our investments in debt and equity of affiliates are primarily comprised of real estate securities, Excess MSRs, loans, our interest in AG Arc, and certain derivatives. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Agency Excess MSR	$444	$—	$444	$555	$—	$555
Total Agency RMBS	444	—	444	555	—	555

Re/Non-Performing Loans (1)	39,284	(6,854)	32,430	87,216	(56,811)	30,405
Non-QM Loans (2)	152,463	(117,007)	35,456	254,276	(200,257)	54,019
Land Related Financing	25,452	—	25,452	16,979	—	16,979
Total Residential Investments	217,199	(123,861)	93,338	358,471	(257,068)	101,403

Freddie Mac K-Series	—	—	—	12,237	—	12,237
CMBS Interest Only	—	—	—	1,863	—	1,863
Total Commercial	—	—	—	14,100	—	14,100
Total Credit Investments	217,199	(123,861)	93,338	372,571	(257,068)	115,503
Total Investments excluding AG Arc	217,643	(123,861)	93,782	373,126	(257,068)	116,058

AG Arc, at fair value	41,436	—	41,436	28,546	—	28,546

Cash and Other assets/(liabilities) (3)	4,925	(1,454)	3,471	12,953	(1,246)	11,707

Investments in debt and equity of affiliates	$264,004	$(125,315)	$138,689	$414,625	$(258,314)	$156,311
(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)Certain Non-QM Loans as well as positions held in securitized form are presented net of non-recourse securitized debt. As of September 30, 2020, Non-QM Loans excludes loans with an unpaid principal balance of $24.5 million whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from the trust that are 90 days or more delinquent. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(3)Includes financing arrangements on real estate owned as of September 30, 2020 and December 31, 2019 of $(0.2) million and $(0.3) million, respectively.

The table below details our additional commitments as of September 30, 2020 (in thousands):

Commitment Type	Date of Commitment	Total Commitment	Funded	Remaining Funding
Commercial loan G (a)(b)	July 26, 2018	$78,806	$56,697	$22,109
Commercial loan I (a)(c)	January 23, 2019	20,000	15,211	4,789
Commercial loan K (a)	February 22, 2019	20,000	14,173	5,827
LOTS (d)	Various	39,361	24,191	15,170
Total		$158,167	$110,272	$47,895
(a)We entered into commitments on commercial loans relating to construction projects. See "Investment activities" section above for further details.
(b)Paydowns of $5.7 million on Commercial loan G during the quarter decreased the total commitment from $84.5 million to $78.8 million. We expect to receive financing of approximately $14.4 million on our remaining commitment, which would cause our remaining equity commitment to be approximately $7.7 million. This financing is not committed and actual financing could vary significantly from our expectations.
(c)Subsequent to quarter end, we and the borrower of Loan I entered into a modification agreement to, among other things, extend the term of the Loan, allow for a portion of the interest to be deferred and increase the capital commitment amount by $6.0 million.
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

Red Creek

In connection with our investments in Re/Non-Performing Loans and non-QM loans, we may engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, we also engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. Beginning in September 2019, we engaged the Asset Manager as the asset manager for our non-QM loans. We pay the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third party valuation firm for our Re/Non-Performing Loans and non-QM loans. In the third quarter of 2019, the third party assessment of asset management fees resulted in our updating the fee amount for our Re/Non-Performing Loans. We also utilized the third party valuation firm to establish the fee level for non-QM loans in the third quarter of 2019. For the three and nine months ended September 30, 2020, the fees paid by us to the Asset Manager totaled $0.6 million and $2.1 million. For the three and nine months ended September 30, 2019, the fees paid by us to the Asset Manager totaled $0.1 million and $0.4 million, respectively. These fees include amounts paid directly by us and amounts paid by trustees in securitizations that we own residual interests in.

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

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value as Arc Home of September 30, 2020 and December 31, 2019.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of September 30, 2020 and December 31, 2019, these Excess MSRs had fair values of approximately $3.9 million and $18.2 million, respectively. See below "Other Transactions with affiliates" and

Note 5 to the "Notes to Consolidated Financial Statements (unaudited)" for details regarding the sale of a portion of Excess MSRs during the third quarter of 2020.

In connection with our investments in Excess MSRs purchased through Arc Home, we pay an administrative fee to Arc Home. For the three and nine months ended September 30, 2020, the administrative fees paid by us to Arc Home totaled $42.0 thousand and $0.2 million, respectively. For the three and nine months ended September 30, 2019, the administrative fees paid by us to Arc Home totaled $0.1 million and $0.2 million, respectively.

During the third quarter of 2020, Arc Home began selling Non-QM loans to a private fund under the management of Angelo Gordon. Arc Home sold $4.6 million of unpaid principal balance of Non-QM loans to this affiliate of the Manager in September 2020.

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

In July 2020, in accordance with the Company’s Affiliated Transactions Policy, we sold certain real estate securities to an affiliate of the Manager (the "July 2020 Acquiring Affiliate"). As of the date of the trade, the real estate securities sold to the July 2020 Acquiring Affiliate had a total fair value of $1.9 million. The July 2020 Acquiring Affiliate purchased the real estate securities through a BWIC. Prior to our submission of the BWIC, the July 2020 Acquiring Affiliate submitted its bid for the real estate securities to us. The July 2020 Acquiring Affiliate’s pre-submission of its bid allowed us to confirm third-party market pricing and best execution.

In August 2020, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated non-QM loan securitization, in which non-QM loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. We have a 44.6% interest in the retained subordinate tranches.

In August 2020, we, alongside private funds under the management of Angelo Gordon, sold our Ginnie Mae Excess MSR portfolio to Arc Home for total proceeds of $18.9 million. The portfolio had a total unpaid principal balance of $3.1 billion. Our share of the total proceeds approximated $8.5 million, representing its approximate 45% ownership interest. Arc Home subsequently sold its Ginnie Mae MSR portfolio to a third party.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our target assets and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using derivative instruments to adjust interest rate sensitivity of our target assets and borrowings. Our hedging techniques can be highly complex, and the value of our target assets and derivatives may be adversely affected as a result of changing interest rates. Given current market volatility and historically low interest rates and the fact that we removed our interest rate sensitive assets from our portfolio, as of September 30, 2020, we did not have any hedges in place to mitigate the risk of rising interest rates.

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

The following chart details information about our duration gap as of September 30, 2020:

Duration (1)	Years
Agency RMBS	1.12
Residential Loans (2)	1.07
Hedges	(1.32)
Subtotal	0.87

Credit Investments, excluding Residential Loans (2)	0.52
Duration Gap	1.39
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Loans include Re/Non Performing Loans, Non-QM Loans and Land Related Financing.

The following tables quantify the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates, which existed as of September 30, 2020. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2020, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(2.5)%	(0.9)%	1.4%
50	(1.6)%	(0.6)%	1.0%
25	(0.8)%	(0.3)%	0.5%
(25)	0.7%	0.2%	(0.6)%
(50)	1.3%	0.5%	(1.5)%
(75)	1.8%	0.6%	(2.4)%

(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of September 30, 2020.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

We are at times subject to various legal proceedings arising in the ordinary course of business. In addition, in the ordinary course of business, we can be and are involved in governmental and regulatory examinations, information gathering requests, investigations, proceedings and settlements. As of the date of this report, we are not party to any litigation or legal proceedings, or to our knowledge, any threatened litigation or legal proceedings, which we believe, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York). On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed on Form 8-K, filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, and to resolve all claims by either party under the repurchase agreements, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. On June 11, 2020, the Company repaid the secured promissory note due to RBC in full. The Company has recognized this settlement in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As a result, as of September 30, 2020, the Company has satisfied all of its payment obligations to RBC under the settlement agreement and promissory note, and, as previously reported, the federal lawsuit has been voluntarily dismissed with prejudice.

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

The novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, liquidity, results of operations, financial condition, and ability to make distributions to our stockholders.
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

We experienced declines in the value of our target assets as well as adverse developments with respect to the cost and terms of financing available to us, and received margin calls, default notices and deficiency letters from certain of our financing counterparties. Additionally, we expect over the near and long term that the economic impacts of the pandemic may impact the financial stability of the mortgage loans and mortgage loan borrowers underlying the residential and commercial securities and loans that we own and, as a result, the number of borrowers who become delinquent or default on their loans may increase significantly. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets. Forced sales of the securities and other assets that secure our repurchase and other financing arrangements have been, and will likely continue to be, on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us. To the extent conditions worsen, or revert to conditions experienced at the end of the first and beginning of the second quarter, we expect there to be a materially negative effect on our results of operations, and, in turn, cash available for distribution to our stockholders and on the value of our assets.

In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the CARES Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. The Federal Reserve lowered interest rates in response to COVID-19 pandemic concerns. These market interest rate declines have negatively affected our results of operations for prior periods and may continue to negatively affect our results of operations for future periods.

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

Many jurisdictions are now open with social distancing measures implemented to curtail the spread of COVID-19, but we cannot predict the length of time that it will take for a meaningful economic recovery to take place. We also cannot predict whether or not these openings or lower temperatures in fall and winter will lead to additional surges in new cases of COVID-19 causing governmental authorities to reimpose quarantines, lockdowns or travel restrictions, which could further materially and adversely affect our results and financial condition.

Our inability to access funding or the terms on which funding is available could have a material adverse effect on our results of operations and financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

We have reduced the aggregate number of our financing counterparties from 30 as of December 31, 2019 to 6 as of September 30, 2020. Although we believe this reduction in financing counterparties will reduce our exposure to margin calls, the reduction of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our risk to heightened counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, late in the first quarter of 2020, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties, resulting in us having to pay cash or additional securities to satisfy margin calls that were well beyond historical norms. These trends have had and, if continued, could continue to have a material adverse impact on our liquidity and could lead to significant losses.

We expect that the economic and market disruptions caused by COVID-19 may adversely impact the financial condition of the borrowers of our loans and the loans that underlie our investment securities and limit our ability to grow our business.

We are subject to risks related to residential mortgage loans, commercial mortgage loans, and mezzanine loans. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 may adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our residential MBS (“RMBS”), commercial MBS (“CMBS”) and commercial loan investments. As a result, we anticipate that the number of borrowers who become delinquent or default on their financial obligations may increase significantly, and in addition to borrowers who are seeking to defer the payment of principal and/or interest or other payments on certain of the loans that we own. When a residential mortgage loan is delinquent, or in default, forbearance or foreclosure, we may be required to advance payments for taxes and insurance associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. Such increased levels of payment delinquencies, defaults, foreclosures, forbearance arrangements or losses would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders, and any such impact may be material. Moreover, a number of states have implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or operating partner in the event of a default or failure to meet its financial obligations to us. In addition, our portfolio includes commercial loans collateralized by hotel, retail and other asset classes which have been significantly negatively impacted by the ongoing COVID-19 pandemic and various governmental and consumer responses to the pandemic, including government-mandated closures and travel restrictions. While we believe the principal amount of our loans are generally adequately protected by the value of the underlying collateral, there can be no assurance that we will realize the entire principal value of certain investments or that the value of the underlying collateral will continue to protect our investment.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we announced on March 27, 2020 that our board of directors elected to suspend the payment of quarterly dividends on our common stock and our 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of the date of this report, we have not yet reinstated quarterly dividends on shares of our common stock; although subsequent to quarter end, we announced that our Board of Directors has approved, and we had declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on our preferred stock that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively, to holders of record on November 30, 2020. No assurance can be given that we will be able to reinstate quarterly dividends on our common stock or make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time. Under the terms governing our series of preferred stock, we cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

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

During the nine months ended September 30, 2020, we experienced a significant amount of realized and unrealized losses on our assets. Although the fair values of our assets have stabilized in the three months ended September 30, 2020, there can be no assurances that a future decline in the September 30 fair value of our investments as a result of COVID-19 may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Negative impacts on our business caused by COVID-19 may cause us to default on certain financial covenants contained in our financing arrangements.

The repurchase agreements that finance a portion of our investment portfolio, and repurchase agreements we enter into in the future likely will contain financial covenants. The negative impacts on our business caused by COVID-19 have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

If we fail to meet or satisfy any of these covenants, an event of defaultt could be declaredvunder these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and the financing counterparties could elect to declare the repurchase price due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. As a result, a default on any of our financing agreements could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, the majority of our Manager's personnel are working remotely at least a few days a week. If our Manager's personnel are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

We cannot predict the effect that evolving government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, evolving policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.

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
We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of our borrowings under our financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount borrowed. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. In addition, some collateral may be more illiquid than other instruments in which we invest, which typically have more stringent margin requirements in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat, or occurrence of, a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we have and expect to have and our size, we may incur substantial losses upon the threat or occurrence of a margin call as occurred in the first quarter of 2020 as a result of the COVID-19 pandemic.

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

In order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). Although we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements as of September 30, 2020 and December 31, 2019, loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to the section entitled Exchange Offer under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our offer to exchange newly issued shares of common stock for up to 250,470 shares of our Series A Preferred Stock, up to 556,600 shares of our Series B Preferred Stock, and up to 556,600 shares of our Series C Preferred Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

In order to conserve capital and preserve liquidity, on March 27, 2020, our Board of Directors approved a suspension of our quarterly dividends on our common stock, 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, beginning with the common dividends that normally would have been declared in March 2020 and the preferred dividend that would have been declared in May 2020. As a result, we did not declare or accrue quarterly dividends on our Common or Preferred Stock during the three months ended September 30, 2020 and June 30, 2020. Pursuant to the terms of our Preferred Stock, all unpaid dividends on our preferred stock accrue without interest and such accumulated and unpaid dividend must be satisfied before any cash dividends can be paid to the holders of our common stock.

As of September 30, 2020, the amount of accrued and unpaid dividends on our Series A, Series B and Series C Preferred Stock is $2.1 million, $4.6 million and $4.6 million, respectively. Refer to Note 9 of the "Notes to the Consolidated Financial Statements" for details regarding arrearages on our Series A, Series B and Series C Preferred Stock and Note 12 of the "Notes to the Consolidated Financial Statements" for further detail on our Series A, Series B and Series C Preferred Stock.

Subsequent to quarter end, the Company announced that its Board of Directors has approved, and the Company has declared and set apart for payment on December 17, 2020, the next regular payment date, all accrued and unpaid cash dividends on its 8.25% Series A Cumulative Redeemable Preferred Stock, 8.00% Series B Cumulative Redeemable Preferred Stock, and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. The dividends will be paid on December 17, 2020 to holders of record on November 30, 2020.

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

*10.59
2020 Equity Incentive Plan, dated as of April 15, 2020, by and between AG Mortgage Investment Trust, Inc. and its affiliates, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2020.**

*10.60
Form of Award Agreement Under the AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, dated as of April 15, 2020, incorporated by reference to Exhibit 10.60 on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2020.**

*10.61
Second Amendment to the Management Agreement, dated September 24, 2020, by and between AG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2020.

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

AG MORTGAGE INVESTMENT TRUST, INC.

November 6, 2020	By:	/s/ David N. Roberts
David N. Roberts
Chief Executive Officer (principal executive officer)

November 6, 2020	By:	/s/ Brian C. Sigman
Brian C. Sigman
Chief Financial Officer and Treasurer (principal financial officer)

November 6, 2020	By:	/s/ Anthony Rossiello
Anthony Rossiello
Controller (principal accounting officer)