Form 10-K
period 2020-12-31
AG Mortgage Investment Trust, Inc.
filed 2021-02-23
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2020 was $104,445,844.

As of February 15, 2021, there were 41,456,349 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

AG MORTGAGE INVESTMENT TRUST, INC.

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us, and our views on certain macroeconomic trends, and the impact of the novel coronavirus ("COVID-19"). When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, we intend to identify forward-looking statements.

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the uncertainty and economic impact of the COVID-19 pandemic and of responsive measures implemented by various governmental authorities, businesses and other third-parties;
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
•conditions in the market for Agency RMBS, Residential Investments, and Commercial Investments;
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
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended; and
•the other factors described in this Annual Report, including those set forth under the captions "Risk Factors," "Business," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above in this Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

Our company

AG Mortgage Investment Trust, Inc. ("we," "us," "the Company" or "our") is a hybrid mortgage REIT that opportunistically invests in a diversified risk-adjusted portfolio of Credit Investments and Agency RMBS. Our Credit Investments include Residential Investments and Commercial Investments. The Company was incorporated in Maryland on March 1, 2011 and commenced operations in July 2011 after the successful completion of our initial public offering.

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

Our investment portfolio

Our investment portfolio is comprised of our Credit Investments and Agency RMBS. Our Credit Investments include Residential Investments and Commercial Investments. These investments are described in more detail below.

Residential Investments

The Residential Investments that we own include RMBS that are not issued or guaranteed by Ginnie Mae or a GSE, as well as RMBS that are collateralized by non-U.S. mortgages. We collectively refer to these investments as our Non-Agency RMBS. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities, or are non-U.S. mortgages. Our Non-Agency RMBS include investment grade and non-investment grade fixed and floating-rate securities.

Residential Investments also include:

•Re/Non-Performing Loans (described below);
•Non-QM Loans (described below); and
•Land Related Financing (described below).

Re/Non-Performing Loans include:

•RPLs or NPLs in securitized form issued by an entity in which we own an equity interest and that we hold alongside other private funds under the management of Angelo Gordon. The securitizations typically take the form of equity and various classes of notes. These investments are included in the "RMBS" and "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.
•RPLs or NPLs we hold through interests in certain consolidated trusts. These investments are secured by residential real property, including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

Non-QM Loans include:

•Residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's (the "CFPB") safe harbor provision for "qualifying mortgages," or "QM," that we hold alongside other private funds under the management of

Angelo Gordon. These investments are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section of Part II, Item 7 for more detail), and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.
•Non-QM Loans in securitized form that are issued by MATT. The securitizations typically take the form of various classes of notes. These investments are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Land Related Financing includes first mortgage loans we originate to third-party land developers and home builders for purposes of the acquisition and horizontal development of land. These loans may be held through our unconsolidated subsidiaries or in securitized form. These loans are included either in the "Investments in debt and equity of affiliates" or in the "RMBS" line items on our consolidated balance sheets.

Commercial Investments

Our Commercial Investments include:

•Fixed and floating rate commercial mortgage-backed securities ("CMBS") secured by commercial mortgage loans to multiple borrowers ("Conduit") or secured by a single commercial mortgage loan which is backed by a single asset (usually a large commercial property) or by a pool of cross collateralized mortgage obligations to a single borrower or related borrowers ("Single-Asset/Single-Borrower");
•Interest Only securities (CMBS backed by interest-only strips);
•Commercial real estate loans secured by commercial real property, including first mortgages and mezzanine loans for construction or redevelopment of a property; and
•CMBS, Interest-Only securities and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans. (“Freddie Mac K-Series” or “K-Series”).

Agency RMBS

Our investment portfolio includes residential mortgage-backed securities ("RMBS"). Certain of the assets in our RMBS portfolio have a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We refer to these securities as Agency RMBS ("Agency RMBS"). Our Agency RMBS includes fixed rate securities held as mortgage pass-through securities, as well as excess mortgage servicing rights ("Excess MSRs"). Excess MSRs are interests in mortgage servicing rights ("MSR"), representing a portion of the interest payment collected from a pool of mortgage loans, net of a basic servicing fee paid to the mortgage servicer. An MSR provides a mortgage servicer with the right to service a mortgage loan or a pool of mortgages in exchange for a portion of the interest payments made on the mortgage or the underlying mortgages.

Investment classification

Throughout this report, (1) we use the terms "credit portfolio" and "credit investments" to refer to our Residential Investments and Commercial Investments inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form that we purchase from an affiliate (or affiliates) of the Manager), Non-QM Loans (exclusive of those in securitized form), Land Related Financing (exclusive of loans in securitized form), and commercial real estate loans, collectively, as our "loans"; (3) we use the term "credit securities" to refer to our credit portfolio, excluding Excess MSRs and loans; and (4) we use the term "real estate securities" or "securities" to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our "investment portfolio" refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

We also use the term "GAAP investment portfolio" which consists of (i) our Agency RMBS, exclusive of (x) to-be-announced securities ("TBAs"), if any, and (y) any investment classified as "Other assets" on our consolidated balance sheets (our "GAAP Agency RMBS portfolio"), and (ii) our credit portfolio, exclusive of (x) all investments held within affiliated entities and (y) any investments classified as "Other assets" on our consolidated balance sheets (our "GAAP credit portfolio"). See Note 2 to the "Notes to Consolidated Financial Statements" for a discussion of our investments held within affiliated entities. For a reconciliation of our investment portfolio to our GAAP investment portfolio, see the GAAP Investment Portfolio Reconciliation Table included in Part II, Item 7 of this Annual Report on Form 10-K.

This presentation of our investment portfolio is consistent with how our management evaluates our business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition.

Arc Home LLC

We, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of our indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). Arc Home, through its wholly-owned subsidiary, originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans and retains the mortgage servicing rights associated with the loans that it originates. From time to time, Arc Home may sell originated loans to us or other private funds under the management of Angelo Gordon. See Note 10 to the "Notes to Consolidated Financial Statements" for additional financial information regarding transactions with affiliates.

Discontinued operations

On November 15, 2019, we sold our portfolio of single-family rental properties to a third-party. We reclassified the operating results of our single-family rental properties segment to discontinued operations and excluded the income associated with the portfolio from continuing operations for all periods presented. See Note 13 to the "Notes to Consolidated Financial Statements" for additional financial information regarding our discontinued operations.

Our strategies

Our investment strategy

We invest in Residential, Agency, and Commercial Investments, with a primary intended focus on residential mortgage loans with the intent to securitize Residential Investments as market conditions permit. We rely on the experience of our Manager’s personnel to direct our investments. Our Manager’s investment philosophy is based on a rigorous and disciplined approach to credit analysis and is focused on fundamental in-depth research, taking a conservative valuation approach. Our Manager makes investment decisions based on a variety of factors, including expected risk-adjusted returns, yields, relative value, credit fundamentals, vintage of collateral, prepayment speeds, supply and demand trends, general economic and market sector trends, the shape of the yield curve, liquidity, availability of adequate financing, borrowing costs, macroeconomic conditions, and maintaining our REIT qualification and our exemption from registration under the Investment Company Act.

Our financing and hedging strategy

We generate income principally from the yields earned on our investment portfolio and, to the extent that leverage is deployed, on the difference between (i) the yields earned on our investments and (ii) the sum of our borrowing and hedging costs. We use leverage to increase potential returns to our stockholders and to fund the acquisition of our investment portfolio. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio. We expect to finance our investments using a variety of financing sources including financing arrangements and securitized debt.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments. We currently finance the acquisition of certain assets within our portfolio with repurchase agreements and financing facilities (collectively "Financing arrangements"). Due to market volatility caused by the COVID-19 pandemic, we executed on various asset sales during 2020 in an effort to create additional liquidity and de-risk our portfolio. As a result of these asset sales and related debt pay-offs, we have reduced the number of our financing counterparties, bringing the overall number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 5 as of December 31, 2020 with debt outstanding of $0.7 billion, inclusive of financing arrangements through affiliated entities.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in U.S. Treasury securities. In addition, we may utilize Eurodollar Futures, U.S. Treasury Futures, British Pound Futures and Euro Futures (collectively, "Futures"). Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. As of December 31, 2020, we had entered into $417.0 million notional amount of interest rate swaps that have variable maturities between August 25, 2025 and January 4, 2031 on a GAAP and non-GAAP basis and $3.3 million notional amount of short positions on British Pound Futures that have a maturity of March 15, 2021.

Risk management strategy

The primary components of our risk management strategy are:

•Disciplined adherence to risk-adjusted return. Our Manager deploys capital when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s management team has extensive experience implementing this approach.
•Concurrent evaluation of interest rate and credit risk. Our Manager seeks to balance our portfolio with both credit risk-intensive assets and interest rate risk-intensive assets. Both of these primary risk types are evaluated against a common risk-adjusted return framework.
•Active hedging and rebalancing of portfolio. Our Manager periodically evaluates our portfolio against pre-established risk tolerances and will take corrective action through asset sales, asset acquisitions, and dynamic hedging activities to bring the portfolio back within these risk tolerances. We believe this approach generates more attractive long-term returns than an approach that either attempts to hedge away a majority of the interest rate or credit risk in the portfolio at the time of acquisition, on the one end of the risk spectrum, or a highly speculative approach that does not attempt to hedge any of the interest rate or credit risk in the portfolio, on the other end of the risk spectrum.
•Opportunistic approach to increased risk. Our Manager’s investment strategy is to preserve our ability to extend our risk-taking capacity during periods of changing market fundamentals.

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

Our Investment Policies include the following guidelines, among others:
•No investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;
•No investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and
•Our investments will be in our target assets, as described below.

Our Investment Policies may be changed by our Board of Directors without the approval of our stockholders.

Our target assets

Our target asset classes and the principal investments in which we invest include a diversified portfolio of residential and commercial mortgage assets, with a primary intended focus on residential mortgage loans. Our Board of Directors has adopted a set of investment guidelines that outline our target assets and other criteria which are used by our Manager to evaluate specific investment opportunities as well as our overall portfolio composition. Our Manager makes day-to-day determinations as to the timing and percentage of our assets that will be invested in each of the approved asset classes. These decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any one of our approved asset classes at any given time. We may change our strategy and policies without a vote of our stockholders. We believe that the diversification of our portfolio of assets and the flexibility of our strategy combined with our Manager’s and its affiliates’ experience will enable us to achieve attractive risk-adjusted returns.

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

Investment opportunities in our target assets are generally allocated among us and the Angelo Gordon funds and accounts that are eligible to purchase target assets, on a pro rata basis based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us or such Angelo Gordon funds or accounts, respectively. In addition to capital availability, Angelo Gordon considers the following additional factors, among others, when assigning investment opportunities among us and its other clients:

• existing ownership and target position size;
• investment objective or strategies;
• risk or investment concentration parameters;
• supply or demand for an investment at a given price level;
• cash availability and liquidity requirements;
• regulatory restrictions;
• minimum investment size;
• relative size or "buying power;"
• regulatory and tax considerations, including the impact on our status under the Investment Company Act and
REIT status; and
• such other factors as may be relevant to a particular transaction.

In addition, our Manager may be precluded from transacting in particular investments in certain situations, including but not limited to situations where Angelo Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which Angelo Gordon or any of its affiliates possesses material, non-public information. Consistent with Angelo Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to meet regulatory requirements, client guidelines and/or contractual obligations. Angelo Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, Angelo Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by Angelo Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by Angelo Gordon change and develop over time, additional issues and considerations may affect Angelo Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities. To the extent permitted by law, Angelo Gordon is permitted to bunch or aggregate orders or to elect not to bunch or aggregate orders for a particular client account with orders for other accounts, notwithstanding that the effect of such bunching, aggregation or lack thereof may operate to the disadvantage of some clients.

Operating and regulatory structure

REIT qualification

We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

Conducting our operations so as not to be considered an investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in Agency RMBS mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans or debt and equity tranches of Non-Agency and Commercial RMBS (in each case to the extent such interest are not retained interest in securitizations consisting of mortgage loans that were owned by us and such securitizations were not sponsored by us in order to obtain financing to acquire additional mortgage loans), certain real estate companies and assets not related to real estate.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds, and other entities. In addition, there may be numerous REITs and specialty finance companies with similar asset acquisition objectives. These other REITs and specialty finance companies increase competition for the available supply of our target assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

Human Capital Resources

We are managed by our Manager pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. In addition, all of our officers are employees of Angelo Gordon or its affiliates. We have no employees. Angelo Gordon has over 550 employees. Angelo Gordon has advised us that investing in and fostering a diverse and inclusive workforce is a key pillar in operating its business. By supporting, recognizing, and investing in the employees who do work for our Manager, we believe that Angelo Gordon is able to attract and retain the highest quality talent for our benefit.

Available information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.agmit.com. We make available free of charge, through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov and can also be found on our website at www.agmit.com. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and stockholders may lose some or all of their investment. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect us.

Summary Risk Factors

Risks Related to our Company, Business, and Operations
•The COVID-19 pandemic has had and may continue to have a material adverse effect on our business.
•The mortgage loans we acquire or that underlie our MBS exposes us to significant credit risk that could negatively affect the value of those investments.
•We may engage in securitization transactions relating to residential mortgage loans which exposes us to potentially material risks.
•Our Manager’s due diligence of potential investments may be insufficient, which could lead to investment losses.
•Our Manager’s investment models may be incorrect either due to inaccurate models or incorrect third-party data, which could lead to investment losses.
•We may experience periods of significant illiquidity for our assets, which could adversely impact our business.
•Valuations of our investments may at times be unavailable or unreliable.
•Disruptive, exogenous geopolitical or other macroeconomic events could lead to declines in the fair value of our investments which could materially and adversely affect our business.
•We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
•Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.
•The failure of servicers to effectively service the mortgage loans in our portfolio and the MSRs in Arc Home's portfolio may materially and adversely affect us, and market disruptions caused by COVID-19 may make it more difficult for the loan servicers to perform a variety of services for us, which may adversely impact our business and financial results.
•Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could negatively affect our profitability and our ability to make distributions.
•Arc Home is highly dependent upon programs administered by the Agencies, and changes in the Agencies’ servicing or origination guidelines or overall operations could have a material adverse effect on Arc Home’s business.
•An economic slowdown or a deterioration of the housing market could increase both interest expense on servicing advances and operating expenses and could cause a reduction in income from, and the value of, Arc Home’s servicing portfolio.
Risks Related to our Non-Agency Residential Investments
•Our investments in Non-QM Loans subject us to legal, regulatory and other risks.
Risks Related to our Agency Assets
•Changes in prepayment rates may adversely affect the return on our investments.
•Prepayment rates are difficult to predict, and market conditions may disrupt the historical correlation between interest rate changes and prepayment trends.
Risks Related to Financing Activities
•Our business strategy involves the use of leverage, and we may become overleveraged or not achieve what we believe is optimal leverage, which may materially adversely affect our liquidity, results of operations or financial condition.
•The securitization process expose us to risks, which could result in losses to us.
•Our financing arrangements contain restrictive operating covenants.
•If a counterparty to our repurchase transaction defaults on its obligation to resell or return the underlying security back to us at the end of the transaction term, we may lose money on such financing arrangement.
•Our rights under our repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the financing arrangements, which may allow our lenders to repudiate our financing arrangements.
•Pursuant to the terms of borrowings under our financing arrangements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
•Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
Risks Related to our Commercial Investments
•Commercial real estate-related investments that are secured by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.
Risks Related to our Management and our Relationships with our Manager and its Affiliates
•We are dependent upon our Manager, its affiliates and their key personnel and may not find a suitable replacement if the management agreement with our Manager is terminated or such key personnel are no longer available to us, which would materially and adversely affect us.
•The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.
•Our governance and operational structure could result in conflicts of interest.
•We may enter into transactions to purchase or sell investments with entities or accounts managed by our Manager or its affiliates.
•Our Board of Directors has approved very broad investment policies for our Manager, may change such policies without stockholder consent, and does not review or approve each investment or financing decision made by our Manager.
•The management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio because it is based on our stockholders’ equity, adjusted for certain non-cash and other items, and not on our performance.
•Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our investments.
•Termination of our management agreement would be costly and, in certain cases, not permitted.
•Our Manager may terminate our management agreement, which could materially adversely affect our business.
•We have engaged Red Creek Asset Management LLC, an affiliate of our Manager (the "Asset Manager") to manage certain of our residential mortgage loans. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.
Risks Related to Taxation
•Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.
•Complying with the REIT requirements can be difficult and may cause us to be forced to liquidate assets or to forego otherwise attractive opportunities.
•The REIT distribution requirements could adversely affect our ability to execute our business strategies.
•Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.
•The failure of assets subject to repurchase agreements to be treated as owned by us for U.S. federal income tax purposes could adversely affect our ability to qualify as a REIT.
•Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
•Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests.
•New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
•Complying with the REIT requirements may limit our ability to hedge effectively.
•Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.
•Our ability to make cash distributions to our stockholders may be adversely affected by COVID-19.
•The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
•The share ownership limits applicable to us that are imposed by the Code for REITs and our charter may restrict our business combination opportunities.
Risks Related to our Organization and Strategy
•Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.
•If we were required to register with the CFTC as a Commodity Pool Operator, it could materially adversely affect our business, financial condition and results of operations.
•Certain provisions of Maryland law could inhibit a change in our control.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions taken not in your best interest.
Risks Related to U.S. Government Programs
•The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.
•We are subject to the risk that agencies of and entities sponsored by the U.S. government may not be able to fully satisfy their guarantees of Agency RMBS or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.
•The implementation of the Single Security Initiative may adversely affect our results and financial condition.

•Mortgage loan modification and refinancing programs may adversely affect the value of, and our returns on, mortgage-backed securities and residential mortgage loans.

Risks Related to our Company, Business, and Operations

The COVID-19 pandemic has had and may continue to have a material adverse effect on our business.

The COVID-19 pandemic continues to cause significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business.

In particular, we experienced significant declines in the value of our target assets as well as adverse developments with respect to the cost and terms of financing available to us, and received margin calls, default notices and deficiency letters from certain of our financing counterparties well in excess of historical norms. These conditions were particularly acute during the first and second quarters of 2020 at the onset on the pandemic. Additionally, we expect over the near and long term that the economic impacts of the pandemic may impact the financial condition of the mortgage loans and mortgage loan borrowers underlying the residential and commercial securities and loans that we own and, as a result, the number of borrowers who become delinquent or default on their loans may increase. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets. Moreover, a number of states have implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower in the event of a default or failure to meet its financial obligations to us.

Forced sales of the securities and other assets that secure our repurchase and other financing arrangements have been on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us. These conditions would have a materially negative effect on our results of operations, and, in turn, cash available for distribution to our stockholders and on the value of our assets.

In response to these conditions created by the COVID-19 pandemic, the U.S. government has implemented unprecedented financial support and relief measures to support the economy and the continued functioning of the financial markets. However, the success of such measures cannot be predicted, and we can offer no assurance that these programs will be effective, sufficient or otherwise have a positive impact on our business.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business, including Foreclosure moratoriums.

The mortgage loans we acquire or that underlie our MBS exposes us to significant credit risk that could negatively affect the value of those investments.

As of December 31, 2020, our residential loan portfolio was one of our primary asset classes, and we expect to continue to seek investment opportunities primarily focused on residential whole loans in the near term. We are exposed to significant credit risk primarily through direct investments in residential real estate loans and the ownership of MBS backed by residential loans. Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest, as well as the risk discussed below.

No U.S. Government Guarantee or Structural Credit Enhancement. We acquire residential mortgage loans including reperforming loans, nonperforming loans (the borrower is severely delinquent), and Non-QM Loans, which are subject to significant risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential mortgage loan is directly exposed to losses resulting from a default by the borrower. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any cost or delay involved in the foreclosure or liquidation process may increase losses. The value of residential mortgage loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, tax and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property.

Enhanced Non-QM Loan Risks. As of December 31, 2020, a significant portion of our residential loan portfolio is Non-QM Loans. Non-QM Loans are generally loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a "Qualified Mortgage" in accordance with guidelines adopted by the Consumer Financial Protection Bureau, or CFPB, and may be considered to be lower credit quality. The ownership of Non-QM Loans will also subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB and by mortgagors, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans. See the Risk Factor captioned “We may acquire and sell from time to time Non-QM Loans, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results” in this 2020 Form 10-K for more details.

Greater General Credit Risks. In addition, credit losses on residential mortgage loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss.

All of the risks discussed above could negatively impact the value of our investments and have a material adverse effect on our business. These risks may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

We may engage in securitization transactions relating to residential mortgage loans which exposes us to potentially material risks.

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Engaging in securitization transactions and other similar transactions generally requires us to accumulate loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, and we may have to hold them on our consolidated balance sheet and therefor are retaining risk associated with mark-to-market recourse financing.

Pursuant to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations (the "Risk Retention Rules"), when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the "Sunset Date"). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. If we pledge our interest in Required Credit Risk as collateral on financing that is full recourse to us and the lender takes possession of the underlying collateral, we may not be in compliance with the Risk Retention Rules and it is uncertain as to what the consequences may be. Our Required Credit Risk could subject us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

Additional risks include:

Risks relating to repurchase agreements. Our inability to securitize these loans would require us to secure financing in the form of repurchase agreements. Repurchase agreements may be shorter term in nature as compared to the financing term achieved by way of securitization and will subject us to the risk of margin calls and the risk that we may not be able to refinance these repurchase agreements when they mature. These risks may have an adverse impact on our business and our liquidity. See the Risk Factor captioned “Pursuant to the terms of borrowings under our financing arrangements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.” in this 2020 Form 10-K for more details.

Risks relating to underwriting and due diligence. Prior to acquiring loans or other assets for securitizations, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third-parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters that could lead to losses. Additionally, servicers can perform loan modifications, which could potentially impact the value of our securities.

Risks relating to marketing and disclosure documentation. When engaging in securitization transactions, we may prepare marketing and disclosure documentation. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third-party investors or otherwise incur litigation costs. Additionally, we may retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We may contractually agree to indemnify these service providers against various third-party claims and associated losses they may suffer in connection with the provision of services to us and/or the securitization trust.

Our Manager’s due diligence of potential investments may be insufficient, which could lead to investment losses.

Our Manager values our target assets based on loss-adjusted yields, taking into account estimated future defaults on the mortgage loans and other investments, and the estimated impact of those defaults on expected future cash flows. These default estimates are based in part on our Manager’s assessment of the strengths and weaknesses of the originators, borrowers, and the underlying property values, as well as other factors. Our Manager’s default estimates may not prove accurate, which could lead to investment losses (particularly as related to investments with significant credit risk, as discussed above). This risk may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

Our Manager’s investment models may be incorrect either due to inaccurate models or incorrect third-party data, which could lead to investment losses.

Given the complexity of certain of our investments and strategies, our Manager must rely heavily on analytical models (both proprietary models developed by our Manager and those supplied by third-parties) as well as models and data supplied by third-parties ("Third-Party Data"). When this information or analysis proves to be incorrect, any decisions made in reliance thereon expose us to potential risks. For example, by relying on this potentially faulty information or analysis, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging may prove to be unsuccessful.

Some of the analytical models used by our Manager, such as mortgage prepayment models, mortgage default models, and models providing risk sensitivities (e.g., duration) rely on predictive assumptions which could prove to be incorrect. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third-parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models accurately to reflect future periods.

Many of the models we use include LIBOR as an input. The expected transition away from LIBOR may require changes to models and may change the underlying economic relationships being modeled. We may incorrectly value LIBOR-based instruments because our models do not currently properly account for LIBOR cessation. See the Risk Factor captioned “Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR..” in this 2020 Form 10-K for more details.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. Third-party data may be more prone to inaccuracies in light of the unprecedented conditions created by the COVID-19 pandemic because the catalyst for these conditions (i.e., a global pandemic) is an event unparalleled in modern history and therefore is unpredictable. However, even if the input of market data is correct,

"model prices" often differ substantially from prices that could be achieved in a market transaction, especially for securities that are illiquid and have complex characteristics or embedded structural leverage, such as derivative securities.

These risks may lead to investment losses (particularly as related to investments with significant credit risk, as discussed above).

We may experience periods of significant illiquidity for our assets, which could adversely impact our business.

Future market developments or disruptions, including adverse developments in financial and capital markets, could reduce the liquidity in the markets of the assets that we own. For example, upon the onset of the volatility created by the COVID-19 pandemic, we were unable efficiently to liquidate certain assets to raise capital, and residential whole loans present more acute liquidity risks as they are generally more cumbersome to sell (unlike MBS, which normally trade in an active market). Such decreased liquidity can cause us to sell our assets at a price lower than we would normally sell them or cause us to hold our assets longer than we would normally hold them. In addition, such illiquidity could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time and at distressed sale prices. These conditions could adversely impact our business.

Valuations of our investments may at times be unavailable or unreliable.

The values of some of our investments may not be readily determinable. We measure the fair value of these investments in accordance with guidance set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 820-10, "Fair Value Measurements and Disclosures." Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on our Manager's good faith judgment of the price at which an investment can be sold between willing buyers and sellers. If we were to liquidate a particular asset, the realized value may be more than or less than the fair value that we ascribe to that asset.

Our Manager’s determination of the fair value of our investments often depends on inputs provided by third-party dealers and pricing services. Valuations of certain securities in which we invest are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Wide disparities in asset valuations may be more pronounced during periods when market participants are engaged in distressed sales, as was experienced in the early stage of the market volatility related to COVID-19. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Disruptive, exogenous geopolitical or other macroeconomic events could lead to declines in the fair value of our investments which could materially and adversely affect our business.

During 2020, we experienced a significant amount of realized and unrealized losses on our assets as a result of the volatile conditions created by the COVID-19 pandemic. Similarly disruptive exogenous events may occur in the future. The subsequent disposition or sale of such impacted assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. These risks may be more pronounced for investments with significant credit risk, as discussed above. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic, diversification or concentration limitations except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or suffers adverse developments. In addition, adverse economic conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can further increase the correlation of non-performance and foreclosure risks among our investments.

Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.

Our business is highly dependent on the communications and information systems of our Manager. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption. System breaches in particular are evolving. Computer malware, viruses, computer hacking, phishing attacks, ransomware, and other electronic security breaches have become more frequent and more sophisticated. The result of these incidents may include disrupted operations, delays or other problems in our securities trading activities, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships, and or all of which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

As our reliance on technology has increased, so have the risks posed to our information systems, including those provided by the Manager and third-party service providers. We may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems on which we or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. Our Manager and its affiliates are and will continue to be from time to time the target of attempted cyber and other security threats. We rely on our Manager to continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. There is no guarantee that these efforts will be successful. Even with all reasonable security efforts, not every breach can be prevented or even detected. Further, in response to the outbreak of the COVID-19 pandemic, the majority of our Manager's personnel are working remotely at least a few days a week, which may increase the risk of cyber-security incidents and cyber-attacks.

The failure of servicers to effectively service the mortgage loans in our portfolio and the MSRs in Arc Home's portfolio may materially and adversely affect us, and market disruptions caused by COVID-19 may make it more difficult for the loan servicers to perform a variety of services for us, which may adversely impact our business and financial results.

In connection with our business of acquiring and holding residential mortgage loans and investing in RMBS, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the loans underlying our RMBS to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as forbearance, workouts, modifications, foreclosures, short sales and sales of foreclosed property.

Servicer quality. Servicer quality is of prime importance in the performance of residential mortgage loans, RMBS and MSRs. Both default frequency and default severity of loans may depend upon the quality of the servicer. Servicers may not be vigilant in encouraging borrowers to make their monthly payments, may take longer to liquidate non-performing assets, or less competent in disposing REO properties. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our portfolio, any mortgage loans we own or any MSRs Arc Home owns could negatively impact the value of our investments and our performance.

Servicer default. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to its servicing activities. The servicer also has a contractual obligation to obey all laws and regulations (including federal, state, and local laws and regulations) and to act in accordance with applicable servicing standards; however, as we do not control these servicers, we cannot be sure that they are acting in accordance with their contractual and legal obligations or applicable law. The servicer's failure to comply with these obligations could expose us to regulatory scrutiny and litigation risk. If a third-party servicer fails to perform its duties under the securitization documents or its duties to us, this may result in a material increase in delinquencies or losses on the MBS or mortgage loans we own or the MSRs Arc Home owns or in a fine or adverse finding from a regulatory authority. Any such servicing failures and resulting delinquencies or losses may impact the value of the MBS, mortgage loans or MSRs, and we may incur losses on our investment. If a third-party servicer fails to perform its contractual duties to us, this may result in fines or adverse action from a regulatory authority if the ownership of loans is tied to the servicing of those loans.

Transfer of Servicing. Servicing transfers may occur for various reasons, including because servicers often go out of business. This transfer takes time, and loans may become delinquent because of confusion or lack of attention, which could cause us to incur losses that may materially and adversely affect us. In addition, when servicing is transferred, servicing fees may increase, which may have an adverse effect on the RMBS held by us or the MSRs held by Arc Home.

COVID-19 effect on servicing activities. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our RMBS investments. As a result, we anticipate that the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans and the loans that underlie our RMBS or if any such servicer experiences financial distress.

COVID-19 effect on servicer liquidity. The COVID-19 pandemic and the resulting economic disruption it has caused may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments as a result of the COVID-19 pandemic. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could negatively affect our profitability and our ability to make distributions.

Our investment portfolio contains a significant allocation to residential mortgage loans and RMBS. An investment in such assets will generally decline in value if interest rates increase, particularly long-term interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." In a normal yield curve environment, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets.

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

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase due to the slowing of the prepayment rate. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the financing arrangements we enter into to finance the purchase of our investments.

Arc Home is highly dependent upon programs administered by the Agencies, and changes in the Agencies’ servicing or origination guidelines or overall operations could have a material adverse effect on Arc Home’s business.

Arc Home sells a majority of its mortgage loans to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac remain in conservatorship, and a path forward to emerge from conservatorship is unclear. Their roles could be reduced, modified or eliminated, and the nature of their guarantees could be limited or eliminated relative to historical measurements. Any discontinuation of, or significant reduction in, the role or operation of these agencies, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets could materially and adversely affect Arc Home’s business, which in turn would have a negative impact on our results.

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

Higher delinquencies also increase Arc Home’s cost to service loans as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because Arc Home recognizes servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also generally leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in our GSE servicing portfolio will result in lower revenue because Arc Home collects servicing fees from GSEs only on performing loans.

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

The risks associated with an economic slowdown or a deterioration of the housing or lending markets are more pronounced due to the conditions created by the COVID-19 pandemic.

Any of the foregoing could adversely affect Arc Home’s business, which in turn would have a negative impact on our results.

Risks Related to our Non-Agency Residential Investments

Our investments in Non-QM Loans subject us to legal, regulatory and other risks.

We believe our primary risks related to Non-Agency residential assets are credit-related risks (see “Risks Related to our Company, Business, and Operations” above). In addition, the ownership of Non-QM Loans (currently our primary targeted asset class) will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the "ability-to-repay" rules ("ATR Rules") under the Truth-in-Lending Act and "qualified mortgage" regulations. The ATR Rules specify the characteristics of a "qualified mortgage" and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The "safe harbor" under the ATR Rules applies to a covered transaction that meets the definition of "qualified mortgage" and is not a "higher-priced covered transaction." For any covered transaction that meets the definition of a "qualified mortgage" and is not a "higher-priced covered transaction," the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds.

Non-QM Loans, such as residential mortgage loans with a debt-to-income ratio exceeding 43%, are among the loan products we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. For example, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of Non-QM Loans. Borrowers under Non-QM Loans may be more likely than borrowers under qualified loans to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

Risks Related to our Agency Investments

Changes in prepayment rates may adversely affect the return on our investments.

Our investment portfolio includes securities backed by pools of mortgage loans which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, it exposes us to prepayment or extension risk, respectively. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case as other factors can affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and other factors.

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

Our success depends, in part, on our ability predict prepayment behavior under a variety of economic conditions and particularly the relationship between changing interest rates and the rate of prepayments. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. To a large extent our analysis is based on models that are dependent on a number of assumptions and inputs. Many of the assumptions we use are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. There is risk that our assumptions prove to be incorrect. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes. Prepayment rates are also impacted by other factors beyond interest rates, such as when borrowers sell their property and use the proceeds to prepay their mortgage, or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property.

The impact of each of these factors on prepayment rates is difficult to predict and may negatively impact our ability to assess the market value of our investment portfolio, implement hedging strategies and/or implement techniques to reduce our prepayment rate volatility, which could adversely affect our financial condition and results of operations.

Risks Related to Financing Activities

Our business strategy involves the use of leverage, and we may become overleveraged or not achieve what we believe is optimal leverage, which may materially adversely affect our liquidity, results of operations or financial condition.

We use leverage as a strategy to increase the return on our assets. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the COVID-19 pandemic. We may not be able to achieve our desired leverage ratio for a number of reasons, including if:

•our lenders require that we pledge additional collateral to cover our borrowings;
•our lenders do not make financing arrangements available to us at acceptable rates;
•certain of our lenders exit the repurchase market; or
•we determine that the leverage would expose us to excessive risk.

In addition, the use of leverage exposes us to other significant risks, including:

Change of collateral valuation. The amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding financing. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts (as defined below) increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

Significant margin calls could have a material adverse effect on our business. For example, as a result of the COVID-19 outbreak, late in the first quarter of 2020, we observed a mark-down of a substantial portion of our assets by our repurchase agreement counterparties, resulting in us having to pay cash or additional securities to satisfy margin calls that were well beyond historical norms. This eventually resulted in us seeking temporary forbearance from our counterparties, which resulted in significant losses.

Financing terms. Our ability to fund our purchases of target assets may be impacted by our ability to secure financing arrangements on acceptable terms and renew or roll these financing arrangements. The terms we receive on such financings are influenced by the demand for similar funding by our competitors, including other REITs, specialty finance companies and other financial entities. Many of our competitors are significantly larger than us, have greater financial resources and significantly larger balance sheets than we do. Any sizable interest rate shock or disruption in secondary mortgage markets resulting in the failure of one or more of our largest competitors may have a materially adverse effect on our ability to access or maintain short-term financing for our target assets. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities.

Adverse change in financing counterparties. We have reduced the aggregate number of our financing counterparties from 30 as of December 31, 2019 to 5 as of December 31, 2020. The reduction of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our risk to heightened counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings. Such counterparties have and may continue to impose more onerous conditions when rolling such financings. If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

COVID-19 effects. Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced in connection with the COVID-19 pandemic. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. Many mortgage REITs, including us, experienced this during the initial stages of the COVID-19 pandemic and related market dislocations. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability.

The securitization process expose us to risks, which could result in losses to us.

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

We also bear the risk that we would not be able to obtain new short-term repurchase agreements or would not be able to renew short-term repurchase agreements after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. If we are unable to obtain and renew short-term repurchase agreements or to consummate securitizations to finance the selected investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. These financing arrangements require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans' compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof. A breach of a representation or warranty could adversely affect our results of operations and liquidity and give rise to material litigation.

Certain of our financing arrangements are rated by one or more rating agencies, and we may sponsor financing facilities in the future that are rated by credit agencies. The related agency or rating agencies may suspend rating notes at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

Our financing arrangements contain restrictive operating covenants.

As of December 31, 2020, we, either directly or through our equity method investments in affiliates, have outstanding master repurchase agreements or loan agreements with multiple counterparties. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. The negative impacts on our business caused by COVID-19 have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future. Future lenders may impose similar or more onerous restrictions.

If we fail to meet or satisfy any covenant, supplemental term or representation and warranty, an event of default could be declared under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral, enforce their respective interests against existing collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default and cross-acceleration provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. As a result, a default on any of our financing agreements could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

If a counterparty to our repurchase transaction defaults on its obligation to resell or return the underlying security back to us at the end of the transaction term, we may lose money on such financing arrangement.

When we engage in financing arrangements, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell or return the same securities back to us (whether due to insolvency of the lender or otherwise) we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2020, we had greater than 5% stockholders' equity at risk on a GAAP basis and non-GAAP basis with three repurchase agreement counterparties: BofA Securities, Inc., Credit Suisse AG, Cayman Islands Branch, and Barclays Capital Inc.

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

We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under our financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. Our fixed-rate collateral are generally more susceptible to margin calls as periods of increased interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the conditions created by the COVID-19 pandemic.

Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our repurchase facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Funding Rate, or SOFR. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, another is SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk difference between LIBOR and SOFR may negatively affect our net interest margin. Any of these alternative methods may result in interest rates that are higher than if the LIBOR Rate was available in its current form, which could have a material adverse effect on our net interest margin. In addition, the manner and timing of the shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments.

Any additional changes announced by the FCA, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result.

Risks Related to our Commercial Investments

Commercial real estate-related investments that are secured by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of factors that include:

•overall macroeconomic conditions in the area in which the properties underlying the mortgages are located;
•tenant mix and the success of tenant businesses;
•property location, condition and management decisions;
•competition from comparable types of properties; and
•changes in law that increase operating expenses or limit rents that may be charged.

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

Risks Related to our Management and our Relationship with our Manager and its Affiliates

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

The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.

All of our officers and our non-independent directors are employees of Angelo Gordon or its affiliates. The management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third-party and the terms, including the fees payable to our Manager, may not be as favorable to us. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates invest in real estate and other securities and loans, and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain employees of our Manager and its affiliates who are our officers also may serve as officers and/or directors of these other entities. We may compete with entities affiliated with our Manager for certain target assets. From time to time, affiliates of our Manager focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity. To the extent such other investment vehicles acquire or divest of the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.

We have broad investment guidelines, and we have co-invested and may co-invest with Angelo Gordon funds in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager or its affiliates. There can be no assurance that any procedural protection will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

We are subject to Angelo Gordon’s investment allocation policy, which specifically addresses some of the conflicts relating to our investment opportunities. However, there is no assurance that this policy will be adequate to address all of the conflicts that may arise, or address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us.

Our Manager and Angelo Gordon and their respective employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, Angelo Gordon, either for its own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees of our Manager and its affiliates may also invest in other entities managed by other Angelo Gordon entities which are eligible to purchase target assets. See Part I, Item 1 "Business - Investment Policies" for additional information related to target assets. Angelo Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). Angelo Gordon and its affiliates may at certain times simultaneously seek to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another Angelo Gordon client or affiliate is already invested or has co-invested. Such transactions may differ across Angelo Gordon clients or affiliates. These instances may result in conflicts of interest, which may adversely affect our operations.

Some of our officers may hold executive or management positions with other entities managed by affiliates of our Manager, and some of our officers and directors may own equity interests or limited partnership interests in such entities. The owners of the Manager or its affiliates may be entitled to receive profit from the management fee we pay to our Manager either in the form of distributions by our Manager or increased value of their ownership interests (whether direct or indirect) in the Manager. Such ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for such entities than they do for us.

We may enter into transactions to purchase or sell investments with entities or accounts managed by our Manager or its affiliates.

Our Manager may make, or may be required to make, investment decisions on our behalf where our trading counterparty is an entity affiliated with or an account managed by our Manager or its affiliates. Although we have adopted an Affiliated Transactions Policy, which specifically addresses the requirements of these types of trades, there is no assurance that this policy will ensure the most favorable outcome for us or will be adequate to address all of the conflicts that may arise. There is no assurance that the terms of such transactions would be as favorable to us as transacting in the open market with unaffiliated third-parties. As the investment programs of the various entities and accounts managed by our Manager and its affiliates change over time, additional issues and considerations may affect our Affiliated Transactions Policy and our Manager’s expectations with respect to such transactions, which could adversely affect our operations.

Our Board of Directors has approved very broad investment policies for our Manager, may change such policies without stockholder consent, and does not review or approve each investment or financing decision made by our Manager.

Our Board of Directors determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders, such as reduction in the size of our GAAP investment portfolio. For example, 2020 was marked by unprecedented conditions caused by the COVID-19 pandemic, and as a result of and in response to these conditions, we significantly reduced the size and composition of our investment portfolio during 2020.

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

Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary’s stockholders or partners for any act or omission by our Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any act or omission of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.

Termination of our management agreement would be costly and, in certain cases, not permitted.

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2020, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

Depository institutions that finance our investments may require that AG REIT Management, LLC remain as our Manager under the management agreement and that certain key personnel of our Manager continue to service our business. If AG REIT Management, LLC ceases to be our Manager or one or more of our Manager’s key personnel are no longer servicing our business, it may constitute an event of default, and the depository institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we may be required to curtail our asset acquisitions and/or dispose of assets at an inopportune time.

We have engaged Red Creek Asset Management LLC, an affiliate of our Manager (the "Asset Manager") to manage certain of our residential mortgage loans. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.

In connection with our investments in Non-QM Loans, residential mortgage loans, and Re/Non-Performing Loans, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Non-QM Loans, residential mortgage loans and Re/Non-Performing Loans. We pay separate arm’s-length asset management fees as assessed and confirmed by a third-party valuation firm for (i) Non-QM Loans, (ii) non-performing loans and (iii) re-performing loans, in each case, to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations as we normally would with unaffiliated third-parties. As such, the terms may not be as favorable to us as they otherwise might have been.

Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner that is intended to qualify us as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of such laws are limited. Maintaining our qualification as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

Our ability to satisfy the asset tests depends upon the characterization and fair values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will maintain our qualification as a REIT, no assurance can be given that we will so qualify for any particular year.

We also own an interest in an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." The Subsidiary REIT is subject to the same REIT requirements that are applicable to us. If the Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries ("TRS").

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

Complying with the REIT requirements can be difficult and may cause us to be forced to liquidate assets or to forego otherwise attractive opportunities.

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

We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payment of interest or principal on such assets. We may also acquire distressed debt investments that may be subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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

Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests.

We have purchased and sold and may in the future purchase and sell Agency RMBS through TBAs and have recognized and may in the future recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat our TBAs under which we contract to purchase a to-be-announced Agency RMBS ("long TBAs") as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on a legal opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our Manager regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments, commitments and strategies, which could also affect the tax considerations of an investment in our stock.

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

Our ability to make cash distributions to our stockholders may be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Under IRS guidance, “publicly offered” REITs (i.e., REITs required to file annual and periodic reports with the SEC under the Exchange Act) are also permitted to make elective cash/stock dividends (i.e., dividends paid in a mixture of stock and cash), with a minimum percentage of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, common stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

The share ownership limits applicable to us that are imposed by the Code for REITs, and our charter may restrict our business combination opportunities.

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

We conduct our operations so that we maintain an exemption from the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). We believe that we are not an investment company as defined in Section 3(a)(1)(A) or 3(a)(1)(C).

The operations of many of our wholly-owned or majority-owned subsidiaries are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Our interests in those subsidiaries do not constitute "investment securities" for purposes of Section 3(a)(1)(C). Section 3(c)(5)(C) exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the the SEC generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" (the “55% test”) and at least another 25% in additional qualifying assets or in "real estate-related" assets (the “80% test”) (with no more than 20% comprised of miscellaneous assets). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to determine compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

The method we use to classify our and our subsidiaries’ assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued decades ago. No assurance can be given that the SEC or its staff will concur with our classification of our or our subsidiaries’ assets. In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage-related vehicles. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies primarily owning real estate-related assets, including more specific or different guidance regarding these exemptions from the SEC, will not change in a manner that adversely affects our operations. To the extent of such additional guidance regarding Section 3(c)(5)(C) or any of the other matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly.

Qualification for exemption from the definition of an investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act. Either of these outcomes could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

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

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares.
•We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions. Pursuant to the statute, our Board of Directors has, by resolution, exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. The "control share" provisions of the MGCL provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a "control share acquisition" (defined as the acquisition of "control shares," subject to certain exceptions) has no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, and by our officers and our directors who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. There can be no assurance that this provision will not be amended or eliminated in the future.
•The "unsolicited takeover" provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions taken not in your best interest.

Our charter limits the liability of our present and former directors and officers to us and to our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action.

Our charter authorizes us, and our bylaws require us, to indemnify, and advance expenses to, each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Risks Related to U.S. Government Programs

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Fannie Mae or Freddie Mac. In 2008 Congress and the U.S. Treasury undertook a series of actions to stabilize financial markets, generally, and Fannie Mae and Freddie Mac, in particular. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs.

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

The problems faced by Fannie Mae and Freddie Mac that resulted in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. The gradual recovery of the housing market has made Fannie Mae and Freddie Mac profitable again and increased the uncertainty about their futures. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, the amount and type of Agency RMBS available for investment would drastically reduce, affecting our ability to acquire Agency RMBS.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the continued backing of Fannie Mae and Freddie Mac by the U.S. Treasury and any additional credit support it may provide in the future to the GSEs (as defined below) could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS portfolio and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

Any new law affecting these GSEs may exacerbate market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. It is also possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

The recent U.S. elections may result in changes in federal policy with significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac).

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

As conservator of Fannie Mae and Freddie Mac, the Federal Housing Finance Agency ("FHFA") may disaffirm or repudiate (subject to certain limitations for qualified financial contracts) contracts that Freddie Mac or Fannie Mae entered into prior to the FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The Housing and Economic Recovery Act of 2008, or HERA, requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA’s appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by the FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. The FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If the FHFA were to transfer Freddie Mac's or Fannie Mae’s guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party. If the new party does not guarantee these Agency RMBS, we are subject to credit loss on the Agency RMBS which could negatively affect liquidity, net income and book value.

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

In November of 2019, the FHFA released a Request For Input regarding pooling practices and other topics relating to aligning the prepayment speeds of UMBS issued by each of the Enterprises. There is no certainty about what, if any, change may result from the Request For Input. Some of the proposals described in the Request For Input, if implemented, could negatively impact the Agency RMBS market and could make it more difficult for us to comply with our Investment Company Act exemption.

Mortgage loan modification and refinancing programs may adversely affect the value of, and our returns on, mortgage-backed securities and residential mortgage loans.

The U.S. government, through the Federal Reserve, the Federal Housing Administration ("FHA"), the FHFA and the Federal Deposit Insurance Corporation ("FDIC"), has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. Similar modification programs are also offered by several large non-GSE financial institutions.

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

In addition, the CARES Act includes programs related to mortgage loan forbearance and loan modification to qualifying borrowers who have difficulty making their loan payments, and the FHA and FHFA have implemented a number of federal programs designed to assist homeowners, including foreclosure moratoriums. It is anticipated that as a result of financial difficulties due to the COVID-19 pandemic, borrowers will continue to request forbearance or other relief with respect to their mortgage payments. Further, across the country, moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic. It is anticipated that other forbearance programs, foreclosure moratoriums or other programs or mandates will be imposed or extended, including those that will impact mortgage related assets. These forbearance and foreclosure moratorium programs may adversely affect the value of, and the returns on, mortgage-backed securities and residential mortgage loans that we own or may purchase.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the NYSE under the symbol "MITT." As of February 15, 2021, there were 41,456,349 shares of common stock outstanding and approximately 37 registered holders of our common stock. The 37 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Sales Prices
2020	High	Low
First Quarter	$16.70	$2.00
Second Quarter	7.89	1.46
Third Quarter	3.70	2.52
Fourth Quarter	3.66	2.51

2019	High	Low
First Quarter	$18.49	$15.62
Second Quarter	17.32	15.25
Third Quarter	16.51	14.86
Fourth Quarter	16.05	14.67

2020
Declaration Date	Record Date	Payment Date	Dividend Per Share
12/22/2020	12/31/2020	1/29/2021	$0.03

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
12/13/2019	12/31/2019	1/31/2020	0.45
Total			$1.90

Although we intend to continue to declare quarterly dividends, no assurances can be made as to the amount of any future dividend. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors," among others. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent upon, among other things, our earnings, our financial condition, Maryland law, and our capital requirements, as well as any other factor deemed relevant by our Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Code that a real estate investment trust distribute to shareholders at least 90% of its real estate investment trust taxable income and (ii) the amount of our available cash.

Equity compensation plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other resources, including our Manager and personnel of our Manager and its affiliates. The total number of shares that may be made subject to awards under our Equity Incentive Plan is 2,000,000 shares. Awards under our equity incentive plan are forfeitable until they become vested.

The following table presents certain information about our equity incentive plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders	—	$—	1,879,680
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,879,680

On February 22, 2021, our Board of Directors approved a stock repurchase program (the "Preferred Repurchase Program") pursuant to which our Board of Directors granted a repurchase authorization to acquire shares of the our 8.25% Series A Cumulative Redeemable Preferred Stock, our 8.00% Series B Cumulative Redeemable Preferred Stock and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock having an aggregate value of up to $20 million.

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

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance Sheet Data:
Real estate securities, at fair value:
Agency	$518,352	$2,315,439	$1,988,280	$2,247,161	$1,057,664
Non-Agency	38,406	717,470	625,350	1,004,256	1,043,017
ABS	—	—	21,160	40,958	21,232
CMBS	56,788	416,923	261,385	220,169	211,653
Residential mortgage loans, at fair value	435,441	417,785	186,096	18,890	38,196
Commercial loans, at fair value	111,549	158,686	98,574	57,521	60,069
Commercial loans held for sale, at fair value	13,959	—	—	—	—
Investments in debt and equity of affiliates	150,667	156,311	84,892	99,696	72,216
Excess mortgage servicing rights, at fair value	3,158	17,775	26,650	5,084	413
Cash and cash equivalents	47,926	81,692	31,579	15,200	52,470
Total assets	1,400,045	4,347,817	3,548,926	3,789,295	2,628,645
Financing arrangements	564,047	3,233,468	2,720,488	3,004,407	1,900,510
Securitized debt, at fair value	355,159	224,348	10,858	16,478	21,492
Dividend payable	1,243	14,734	14,372	13,392	13,158
Stockholders' equity	409,705	849,046	656,011	714,259	655,876

	Year Ended
(in thousands, except per share data)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Statement of Operations Data:

Net Interest Income
Interest income	$74,525	$171,660	$156,475	$128,845	$123,006
Interest expense	36,945	90,108	70,502	43,722	33,785
Total Net Interest Income	37,580	81,552	85,973	85,123	89,221

Other Income/(Loss)
Net realized gain/(loss)	(256,522)	(50,822)	(39,450)	(13,986)	(10,391)
Net interest component of interest rate swaps	731	7,736	2,230	(7,763)	(6,010)
Unrealized gain/(loss) on real estate securities and loans, net	(159,466)	83,832	(20,940)	45,529	2,673
Unrealized gain/(loss) on derivative and other instruments, net	(10,347)	(312)	(13,538)	19,813	8,613
Foreign currency gain/(loss), net	1,528	(2,512)	—	—	—

Expenses
Management fee to affiliate	7,181	9,825	9,544	9,835	9,809
Other operating expenses	14,513	18,638	14,885	10,965	10,291
Restructuring Related Expenses	10,200	—	—	—	—
Excise tax	(815)	531	1,500	1,500	1,513
Servicing fees	2,224	1,619	433	234	404

Equity in earnings/(loss) from affiliates	(1,629)	7,644	15,593	12,622	1,519

Net Income/(Loss) from Continuing Operations	(421,585)	97,338	3,504	118,558	63,683
Net Income/(Loss) from Discontinued Operations	666	(4,416)	(1,936)	—	—
Net Income/(Loss)	(420,919)	92,922	1,568	118,558	63,683

Gain on Exchange Offers, net	10,574	—	—	—	—

Dividends on preferred stock (1)	(20,549)	(16,122)	(13,469)	(13,469)	(13,469)

Net Income/(Loss) Available to Common Stockholders	$(430,894)	$76,800	$(11,901)	$105,089	$50,214

Share Data:
Earnings/(Loss) Per Share - Basic
Continuing Operations	$(12.26)	$2.52	$(0.35)	$3.77	$1.80
Discontinued Operations	0.02	(0.13)	(0.07)	—	—
Total Earnings/(Loss) Per Common Share	$(12.24)	$2.39	$(0.42)	$3.77	$1.80

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(12.26)	$2.52	$(0.35)	$3.77	$1.80
Discontinued Operations	0.02	(0.13)	(0.07)	—	—
Total Earnings/(Loss) Per Common Share	$(12.24)	$2.39	$(0.42)	$3.77	$1.80

Dividends Declared Per Share of Common Stock	$0.03	$1.90	$1.975	$2.00	$1.90
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

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Credit Investments and Agency RMBS. Our Credit Investments include Residential Investments and Commercial Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a REIT, for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Prior to December 31, 2019, we conducted our business through the following segments; (i) Securities and Loans and (ii) Single-Family Rental Properties. On November 15, 2019, we sold our portfolio of single-family rental properties and no longer separate our business into segments. We reclassified the operating results of our Single-Family Rental Properties segment to discontinued operations and excluded the income associated with the portfolio from continuing operations for all periods presented. See Note 13 to the "Notes to Consolidated Financial Statements" for additional financial information regarding our discontinued operations.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although many of the government restrictions were relaxed over the summer and early fall of 2020, these conditions, or some level thereof, are expected to continue over the near term and may continue throughout 2021, depending on state and local outbreaks and the success of availability of an effective vaccine.

Beginning in mid-March 2020, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements. We entered into three consecutive forbearance agreements, pursuant to which the forbearing counterparties agreed not to exercise any of their rights or remedies under their applicable financing arrangement with us through June 15, 2020. On June 10, 2020, we exited forbearance, terminating the last remaining forbearance agreement, and entered into a reinstatement agreement, pursuant to which each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements and reinstate our financing arrangements described in more detail below under the "Financing arrangements" heading of this Part II, Item 7.

In an effort to manage our portfolio through this unprecedented turmoil in the financial markets, to improve liquidity, and preserve capital, we executed the following during the year ended December 31, 2020.

•Reduced GAAP investment portfolio from $4.0 billion at December 31, 2019 to $1.2 billion at December 31, 2020 and investment portfolio on a non-GAAP basis from $4.4 billion at December 31, 2019 to $1.4 billion at December 31, 2020 through sales, directly or as a result of financing counterparty seizures.
•Reduced financing arrangement balance on a GAAP basis from $3.2 billion at December 31, 2019 to $564.0 million at December 31, 2020 and financing arrangements on a non-GAAP basis from $3.5 billion at December 31, 2019 to $680.8 million at December 31, 2020.
•Reduced mark-to-market recourse financing from $3.5 billion at December 31, 2019 to $580.1 million at December 31, 2020.
◦Increased non mark-to-market non-recourse financing from $224.3 million at December 31, 2019 to $466.3 million at December 31, 2020.
•Reduced our GAAP leverage ratio and Economic Leverage Ratio from 4.1x and 4.1x at December 31, 2019, respectively, to 2.4x and 1.5x at December 31, 2020, respectively.
•Unwound entire portfolio of pay-fixed, receive-variable interest rate swaps held directly and through investments in debt and equity of affiliates during the first quarter, recognizing net realized losses of $(65.4) million on a GAAP basis as a result of the market disruption caused by the pandemic.

We also executed the following during the year ended December 31, 2020:

•We purchased $0.5 billion of Agency RMBS and $60.2 million of Residential Mortgage Loans.
•We participated in a non-rated securitization, in which Residential Mortgage Loans with a fair value of $199.6 million were securitized, converting financing from recourse financing that was mark-to-market with respect to margin calls to non-recourse financing that is no longer mark-to-market with respect to margin calls.
•We, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third-parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. We have a 44.6% interest in the retained subordinate tranches.

Reconciliations of GAAP and non-GAAP financial measures appear below.

The full impact of COVID-19 on the mortgage REIT industry, the credit markets and, consequently, our financial condition and results of operations for future periods is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States and global public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or vaccination for COVID-19, (v) the impact of government interventions, and (vi) the negative impact on our borrowers, asset values and cost of capital.

Market conditions

While 2020 began with an improved interest rate environment for our business and industry as a whole, the impact of the global response to the COVID-19 pandemic on the financial markets resulted in unprecedented market disruption in the first two quarters of the year. Beginning in the middle of the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets experienced significant volatility as a result of the spread of COVID-19. That caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. After a series of rate cuts in 2019, the U.S. Federal Reserve responded to the effects of the COVID-19 pandemic with a series of large-scale actions, including cutting the Fed Funds target rate by 150 basis points, back to the zero bound. The Fed also committed in March 2020 to unlimited purchases of U.S. Treasuries and Agency RMBS, in a round of quantitative easing known as QE4. Combined with significant fiscal stimulus enacted by Congress, these actions seemed to stabilize broader market conditions by late in the second quarter. Subsequently, risk assets generally rallied through the balance of the year as fundamentals became more clear and risk appetite amongst market participants returned.

During the fourth quarter of 2020, the financial markets continued a cautious recovery from the unprecedented dislocation caused by the COVID-19 outbreak and the resultant economic shutdown across much of the U.S. economy. We believe several factors have contributed to this recovery, including support from the U.S. Federal Reserve, capital flows into fixed income assets and generally improving economic data. The Federal Reserve has expressed continued commitment to the broad array of programs it implemented in the immediate wake of the COVID-19 crisis, which are all designed to support the financial markets and facilitate economic recovery, including unlimited purchases of Agency RMBS and U.S. Treasuries, as well as purchases in certain segments of the corporate credit market. The Federal Reserve signaled that it intends to maintain low interest rates for the foreseeable future. Additionally, continuing bond fund inflows throughout the quarter have provided further technical support to the credit markets.

We believe that risks for the mortgage- and asset-backed sectors have been balanced against collateral fundamentals that have generally exceeded the market’s expectations since March and April 2020, as markets conditions improve. The latest survey of home price indices in the fourth quarter point to an annual increase of around 9% for 2020, as limited supply of new and existing homes and strong demand continued to drive price appreciation. We expect that the mortgage and consumer sectors will continue to benefit from the unemployment support and stimulus disbursements, which were included in the Bipartisan-Bicameral Omnibus COVID Relief Deal bill, which was passed by Congress in December 2020.

Credit Assets. Overall, the factors discussed above contributed to increasingly tighter spreads over the course of the quarter, particularly the lower tranches of credit-related assets. For example, Credit Risk Transfer ("CRT") mezzanine spreads were around 15 basis points tighter while subordinate spreads tightened around 100 basis points. Benchmark new-issue triple-A spreads mostly tightened around 10 basis points, except for Non-QM triple-A rated tranches which were roughly 40 basis points tighter. As a result, primary spreads are approaching pre-pandemic levels for several sectors, including Non-QM RMBS, which ended the year around five basis points tighter than February 2020 spreads. Limited supply contributed to the strong oversubscription levels for newly issued RMBS, which fell 26% compared to the prior quarter as the election likely sidelined some issuers. Overall, issuance in the fourth quarter brought full-year 2020 RMBS volumes to around $95 billion, which was around 25% lower compared to 2019.

Agency MBS. Agency MBS continued their strong performance in the fourth quarter, with generic current coupon MBS spreads versus the 10-year Treasury rate tightening 29 basis points on the quarter and tightening 37 basis points over the full year, to spreads not seen since the third round of quantitative easing from the Federal Reserve in 2012. Specified pools have also continued to perform well as demand for protection from refinancing-driven prepayments remains elevated given historically low mortgage rates. Federal Reserve buying, strong bank deposit growth, broad demand for yield and low interest rate volatility continue to result in a supportive backdrop for valuations despite elevated gross issuance. While structured credit spreads have rallied from their March extremes, spreads for most RMBS and some ABS sub-sectors remain wide of pre-pandemic levels as ongoing risks over the implications of high unemployment due to COVID-19 hang over the market.

CMBS. With respect to the CMBS market, markets conditions varied throughout the year. In September and October of 2020 the significant rally in CMBS prices experienced earlier in the year seemed to be losing momentum, likely due to concerns regarding COVID-19 infections and political uncertainties. Conditions improved in November of 2020, likely due to positive news regarding a COVID-19 vaccine and the broad election results. Later in the month, the CMBS market experience significant pressure based on guidance provided by the National Association of Insurance Commissioners. However, there was significant demand to absorb these sales, permitting the CMBS market to end the year on a positive note.

Regarding CMBS valuations over the course of 2020, we estimate that CMBS conduit AAA bonds started the year at approximately swaps plus 95 basis points, tightened to the mid-80s by February 2020 before widening into the mid-300s at the height of the pandemic-related panic, and subsequently tightened back to around swaps plus 80 to end the year. The moves in BBB- bonds were even more dramatic, starting the year in the mid-300s, tightening to the low 300s before gapping out to well over swaps plus 1,000 basis points, and then ending the year in the low 400s range. Delinquency data by property type also provides an interesting perspective on this difficult year. The industrial sector fared best, with delinquencies rising from 1.4% to a peak of just 1.8% and then falling to 1.2% at year-end. Office and multifamily properties largely followed similar patterns, with delinquencies ending the year around 2.2% and 2.9%, respectively. Retail was negatively affected, with delinquencies rising from 4.4% to as high as 18% and ending the year at 13%. Hotels were most impacted, with delinquencies rising from 1.5% to 24% and ending the year at 20%. Notably, when hotel loans in special servicing or on servicer watchlists are included in this metric, approximately 70% of all securitized loans in that space showed some level of distress at their peak in 2020.

In light of various market uncertainties, in particular the pervasive uncertainties of the COVID-19 pandemic for the U.S. and global economy, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry and/or our Company.

Results of Operations for the Fiscal Year 2020 and 2019

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

In particular, our results of operations for 2020 were significantly impacted by the conditions created by the COVID-19 pandemic. Prior to the pandemic, our net interest income varied primarily as a result of changes in market interest rates, prepayment speeds, as measured by the Constant Prepayment Rate ("CPR") on the Agency RMBS in our investment portfolio, and our funding and hedging costs. However, we sold our 30 Year Fixed Rate Agency RMBS portfolio in March 2020 to raise liquidity. As a result, we incurred large realized losses in 2020 and a sharp decline in book value. Additionally, we believe the significant reduction in the size of our investment portfolio will materially limit our earnings going forward.

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2020	December 31, 2019
Statement of Operations Data:
Net Interest Income
Interest income	$74,525	$171,660	$(97,135)
Interest expense	36,945	90,108	(53,163)
Total Net Interest Income	37,580	81,552	(43,972)

Other Income/(Loss)
Net realized gain/(loss)	(256,522)	(50,822)	(205,700)
Net interest component of interest rate swaps	731	7,736	(7,005)
Unrealized gain/(loss) on real estate securities and loans, net	(159,466)	83,832	(243,298)
Unrealized gain/(loss) on derivative and other instruments, net	(10,347)	(312)	(10,035)
Foreign currency gain/(loss), net	1,528	(2,512)	4,040
Other income	6	1,182	(1,176)
Total Other Income/(Loss)	(424,070)	39,104	(463,174)

Expenses
Management fee to affiliate	7,181	9,825	(2,644)
Other operating expenses	14,513	18,638	(4,125)
Restructuring related expenses	10,200	—	10,200
Equity based compensation to affiliate	163	349	(186)
Excise tax	(815)	531	(1,346)
Servicing fees	2,224	1,619	605
Total Expenses	33,466	30,962	2,504

Income/(loss) before equity in earnings/(loss) from affiliates	(419,956)	89,694	(509,650)

Equity in earnings/(loss) from affiliates	(1,629)	7,644	(9,273)
Net Income/(Loss) from Continuing Operations	(421,585)	97,338	(518,923)
Net Income/(Loss) from Discontinued Operations	666	(4,416)	5,082
Net Income/(Loss)	(420,919)	92,922	(513,841)

Gain on Exchange Offers, net	10,574	—	10,574

Dividends on preferred stock	(20,549)	(16,122)	(4,427)

Net Income/(Loss) Available to Common Stockholders	$(430,894)	$76,800	$(507,694)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate.

Interest income decreased from December 31, 2019 to December 31, 2020 primarily due to the significant reduction in the size of our investment portfolio as a result of the global COVID-19 pandemic. The weighted average cost of our GAAP investment portfolio decreased by $2.0 billion from $3.6 billion for the year ended December 31, 2019 to $1.6 billion for the year ended December 31, 2020. We expect our interest income going forward to be materially lower compared to comparable prior periods as a result of the changes in our investment portfolio set forth in the tables of the "Investment activities" section below as a result of the COVID-19 pandemic.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense decreased from December 31, 2019 to December 31, 2020 primarily due to the significant reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic. The weighted average financing balance on our GAAP investment portfolio during the period decreased by $2.0 billion from $3.1 billion for the year ended December 31, 2019 to $1.1 billion for the year ended December 31, 2020. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds. We do not expect our interest expense, set forth in the consolidated statements of operations table above, to be indicative of our future interest expense due to the changes in our financing arrangements described in the "Financing activities" section below.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales and seizure, of real estate securities out of our GAAP investment portfolio, including any associated deficiency recognized, (ii) sale of loans out of our GAAP investment portfolio, transfer of loans from our GAAP investment portfolio to real estate owned, which is included within our Other assets line item on our consolidated balance sheets, and sale of Other assets, (iii) settlement of derivatives and other instruments, and (iv) prior to the adoption of ASU 2016-13, other-than-temporary-impairment ("OTTI") charges recorded during the period. See Note 2, Note 3, and Note 4 to the "Notes to Consolidated Financial Statements" for further discussion on OTTI. The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Sales/Seizures of real estate securities	$(130,567)	$29,858
Sales of loans and loans transferred to or sold from Other assets	(63,285)	1,042
Settlement of derivatives and other instruments	(62,670)	(64,181)
OTTI	—	(17,541)
Total Net realized gain/(loss)	$(256,522)	$(50,822)

As previously discussed, in order to preserve liquidity and meet margin calls, we sold approximately $3.2 billion of securities and loans during the year ended December 31, 2020, a majority of which were sold due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic, which is the primary driver of the variances presented in the table above.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from December 31, 2019 to December 31, 2020, primarily due to the significant reduction in the size of our investment portfolio and related financing as a result of the global COVID-19 pandemic.

Unrealized gain/(loss) on real estate securities and loans, net

For the year ended December 31, 2020, the loss of $159.5 million consisted of unrealized losses on securities of $136.8 million and unrealized losses on loans of $22.7 million during the year.

Unrealized gain/(loss) on derivative and other instruments, net

For the year ended December 31, 2020, the $10.3 million loss consisted of unrealized losses on certain derivatives and securitized debt, offset by unrealized gains on Excess MSRs.

Foreign currency gain/(loss), net

Foreign currency gain/(loss), net pertains to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period.

During the year ended December 31, 2020, our liabilities held in foreign currencies generated gains as the result of a decrease in the value of GBP relative to USD.

Other income

Other income currently includes certain fees we receive on our loans and CMBS portfolios. Other income decreased from December 31, 2019 to December 31, 2020 as a result of origination fees received on our loans during 2019 and a premium received on a credit default swap during 2019 that we did not receive in 2020.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees decreased from December 31, 2020 to December 31, 2019 primarily due to an decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

On April 6, 2020, we executed an amendment to our Management Agreement pursuant to which our Manager agreed to defer our payment of the management fee and reimbursement of expenses beginning with the first quarter 2020 through September 30, 2020, or such other time as we and the Manager agreed. As of December 31, 2020, we have paid all deferred management fees related to earlier periods and settled $4.3 million of management fees through the issuance of common stock to the Manager. See Note 10 to the "Notes to Consolidated Financial Statements" and the "Liquidity and capital resources" section of this Item 7 below for a further discussion on management fees.

Other operating expenses

These amounts primarily comprise professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Non Investment Related Expenses
Affiliate reimbursement - Operating expenses	$6,320	$6,873
Professional Fees	2,472	1,982
D&O insurance	1,063	697
Directors' compensation	680	880
Other	711	1,034
Total Corporate Expenses	11,246	11,466

Investment Related Expenses (1)
Affiliate expense reimbursement - Deal related expenses	1,116	609
Affiliate expense reimbursement - Transaction related expenses and deal related performance fees (2)	—	42
Professional fees	188	186
Residential mortgage loan related expenses	2,876	1,312
Transaction related expenses and deal related performance fees (2)	(1,235)	4,491
Other	322	532
Total Investment Expenses	3,267	7,172
Total Other operating expenses	$14,513	$18,638
(1)We recognize certain upfront costs and fees relating to investments for which the fair value option has been elected in current period earnings as incurred and do not defer those costs. Refer to Note 2 to the "Notes to Consolidated Financial Statements" for more information regarding this policy.

(2)For the years ended December 31, 2020 and December 31, 2019, total transaction related expenses and deal related performance fees were $(0.6) million and $4.5 million, respectively. For the year ended December 31, 2020, the $(0.6) million was comprised of $(1.2) million per the chart above as well as $0.6 million of deferred financing costs that are included within interest expense. For the year ended December 31, 2019, the $4.5 million consisted of $42.0 thousand and $4.5 million per the chart above as well as a de minimis amount of deferred financing costs that are included within interest expense. The decrease in Transaction related expenses and deal related performance fees from the year ended December 31, 2019 to the year ended December 31, 2020 is primarily a result of accrued deal-related performance fees being reversed in the current period due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement and the Reinstatement Agreement.

Equity based compensation to affiliate

Equity based compensation to affiliate represents amortization of the fair value of our restricted stock units issued to our Manager, less the present value of dividends expected to be paid on the underlying shares through the requisite period.

For the years ended December 31, 2020 and December 31, 2019, our equity based compensation to affiliate decreased as a result of the remaining restricted stock units vesting during 2020.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

For the years ended December 31, 2020 and December 31, 2019 our excise tax decreased primarily due to losses associated with COVID-19.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of December 31, 2020, and December 31, 2019, we owned Residential mortgage loans with a fair value of $435.4 million and $417.8 million, respectively. This increase in the fair value of the Residential mortgage loans we own pertains to the net purchases of Residential mortgage loan pools in 2019 and 2020.

For the years ended December 31, 2020 and December 31, 2019, our servicing fees increased primarily due to our net purchases of residential mortgage loans described above.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments comprise real estate securities, loans and our investment in AG Arc. The decrease from the year ended December 31, 2020 to the year ended December 31, 2019 primarily pertains to unrealized losses on investments held within affiliated entities, offset by our share of income generated by Arc Home. During the year ended December 31, 2020, we recognized $23.3 million of equity in earnings from affiliates related to our investment in AG Arc. The increase in earnings within AG Arc was the result of elevated origination volumes and the related lending revenues experienced at Arc Home. See Note 2 to the "Notes to Consolidated Financial Statements" for additional information on equity in earnings/(loss) from affiliates.

Discontinued operations

On November 15, 2019, we sold our portfolio of single-family rental properties to a third-party at a price of approximately $137 million. We recognized a gain of $0.2 million as a result of the transaction. We reclassified the operating results of the single-family rental properties segment to discontinued operations and excluded the income from continuing operations for all periods presented.

Gain on Exchange Offers, net

We completed a public exchange offer and two privately negotiated exchange offers (collectively, the "Exchange Offers") during the the year ended December 31, 2020. As a result of the Exchange Offers, we exchanged a total of 253,482 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 435,272 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 716,822 shares of our and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") for a total of 5,095,934 shares of common stock and cash consideration of $8.0 million. We recognized a gain of $10.6 million in connection with the Exchange Offers, which is net of related expenses. Refer to the "Liquidity and capital resources" section below for more information on the Exchange Offers.

Results of Operations for Fiscal Year 2019 and 2018

For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.

Book value per share

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager, and our independent directors under our equity incentive plans as of quarter-end. As of December 31, 2020, the net proceeds for the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock is $43.8 million, $100.8 million and $93.9 million, respectively. As of December 31, 2020, the liquidation preference for the issued and outstanding Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock is $45.4 million, $104.1 million and $97.1 million, respectively.

As of December 31, 2020 and December 31, 2019, our book value per common share calculated using stockholders’ equity less net proceeds on our preferred stock as the numerator was $4.13 and $17.61, respectively. As of December 31, 2020 and December 31, 2019, our adjusted book value per common share calculated using stockholders’ equity less the liquidation preference of our preferred stock as the numerator was $3.94 and $17.33, respectively.

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

Net interest margin and leverage ratio

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio or our investment portfolio, respectively, both of which exclude cash held by us and any net TBA position. The weighted average yield on our Agency RMBS portfolio and our credit portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of year-end. The calculation of weighted average yield is weighted on fair value at year-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at year-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps. Both elements of cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio or our investment portfolio and securitized debt at year-end.

As our capital allocation shifts, our weighted average yields and weighted average cost of funds will also shift. Our Agency Investments, given their liquidity and high credit quality, are eligible for higher levels of leverage, while our Credit

Investments, with less liquidity and/or more exposure to credit risk and prepayment, utilize lower levels of leverage. As a result, our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Prior to March 2020, we generally maintained a leverage ratio range of 4.0 to 5.0 times to finance our investment portfolio, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency Investments we hold, the higher our leverage ratio is, while the higher percentage of Credit Investments we hold, the lower our leverage ratio is. As previously mentioned, in an effort to prudently manage our portfolio through unprecedented market volatility and to preserve long-term stockholder value, we completed the sale of our 30 Year Fixed Rate Agency securities during the first quarter of 2020. We believe the resulting capital allocation impacts the weighted average yield, weighted average cost of funds and leverage ratio as illustrated below.

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio. See the "Financing activities" section below for more detail on our leverage ratio.

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of December 31, 2020 and December 31, 2019 and a reconciliation to our GAAP investment portfolio:

December 31, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.73%	7.78%	4.36%
Cost of Funds (b)	1.82%	4.87%	2.09%
Net Interest Margin	1.91%	2.91%	2.27%
Leverage Ratio (c)	2.4x	(d)	1.5x

December 31, 2019
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.57%	6.75%	4.82%
Cost of Funds (b)	2.23%	3.94%	2.35%
Net Interest Margin	2.34%	2.81%	2.47%
Leverage Ratio (c)	4.1x	(d)	4.1x
(a)Excludes any net TBA position.
(b)Includes cost of non-recourse financing arrangements. Non-recourse financing arrangements include securitized debt.
(c)The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(d)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on real estate securities, loans, derivatives and other investments, inclusive of our investment in AG Arc, (b) net realized gains/(losses) on the sale or termination of such instruments, and (c) any OTTI, (ii) any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) accrued deal-related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, (vi) beginning with the third quarter of 2019, concurrent with a change in our business, any foreign currency gain/(loss) relating to monetary assets and liabilities, (vii) beginning with the fourth quarter of 2019 and applied retrospectively, concurrent with a change in our business, income from discontinued operations, and (viii) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (viii) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition or disposition of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations.

As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors as it enables them to evaluate our current core performance using the same methodology that management uses to operate the business. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the years ended December 31, 2020 and December 31, 2019 is set forth below (in thousands, except per share data):

	Year Ended
	December 31, 2020	December 31, 2019
Net Income/(loss) available to common stockholders	$(430,894)	$76,800
Add (Deduct):
Net realized (gain)/loss	256,522	50,822
Unrealized (gain)/loss on real estate securities and loans, net	159,466	(83,832)
Unrealized (gain)/loss on derivative and other instruments, net	10,347	312
Transaction related expenses and deal related performance fees (1)	(613)	4,517
Equity in (earnings)/loss from affiliates	1,629	(7,644)
Net interest income and expenses from equity method investments (2)	38,025	6,005
Foreign currency (gain)/loss, net	(1,528)	2,512
Net (income)/loss from discontinued operations	(666)	4,416
(Gains) from Exchange Offers, net	(10,574)	—
Dollar roll income	322	1,012
Other income	—	(27)
Core Earnings	$22,036	$54,893

Core Earnings, per Diluted Share	$0.63	$1.70
(1)Refer to changes in Interest expense and Other operating expenses in our "Results of Operations" section above for a breakout of transaction related expenses and deal related performance fees for the years ended December 31, 2020 and December 31, 2019.
(2)For the years ended December 31, 2020 and December 31, 2019, $(3.9 million) or $(0.11) per share and $(8.5 million) or $(0.26) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings per diluted share.

We did not disclose Core Earnings during the first three quarters of 2020 as we determined that this measure, as we have historically calculated it, did not appropriately capture our business, liquidity, results of operations, financial condition, or our ability to make distributions to our stockholders. During the fourth quarter of 2020 we began disclosing Core Earnings in conjunction with the reinstatement of our dividends on our common stock and preferred stock.

Investment activities

Overall, our intention is to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. Historically, our investment portfolio has consisted of Agency RMBS, Residential Investments and Commercial Investments. Our capital allocation to each of these investments is set forth in more detail below. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. The risk-reward profile of our investment opportunities changes continuously with the market, with labor, housing and economic fundamentals, and with U.S. monetary policy, among others. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time as we opportunistically deploy capital.

During the year ended December 31, 2020, we reduced the size of our GAAP investment portfolio from $4.0 billion to $1.2 billion, and at December 31, 2020, our equity capital allocation was 19.7% to Agency RMBS and 80.3% to credit investments. We have expertise in Agency RMBS, and may choose to allocate additional capital in those assets should the opportunity arise; however, in the near term we expect our capital to be almost entirely allocated to Credit Investments.

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

Our credit investments are subject to risk of loss with regard to principal and interest payments. We evaluate each investment in our credit portfolio based on the characteristics of the underlying collateral, the securitization structure, expected return, geography, collateral type, and the cost and availability of financing, among others. We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team and a quarterly credit review process for each investment that examines the need for a potential reduction in accretable yield, missed or late contractual payments, significant declines in collateral performance, prepayments, projected defaults, loss severities and other data that may indicate a potential issue in our ability to recover our capital from the investment. These processes are designed to enable our Manager to evaluate and proactively to manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets. Therefore, potential future losses may also stem from issues with our investments that are not identified by our credit reviews.

The following table presents a detailed break-down of our investment portfolio as of December 31, 2020 and December 31, 2019 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Agency RMBS	$521,843	$2,333,626	37.4%	52.8%	6.1x	7.1x
Residential Investments	691,478	1,493,869	49.5%	33.8%	0.2x	2.7x
Commercial Investments	182,296	589,709	13.1%	13.4%	0.9x	2.1x
Total: Investment Portfolio	$1,395,617	$4,417,204	100.0%	100.0%	1.5x	4.1x
Investments in Debt and Equity of Affiliates (b)	$217,964	$373,126	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$1,177,653	$4,044,078	N/A	N/A	2.4x	4.1x
(a)The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart below). Cash posted as collateral has been allocated pro-rata by each respective asset class's Economic Leverage amount. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements. The leverage ratio on our Agency RMBS includes any net receivables on TBA. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.
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

The following table presents a summary of the allocated equity of our investment portfolio as of December 31, 2020 and December 31, 2019 ($ in thousands):

	Allocated Equity		Percent of Equity
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Agency RMBS	$80,854	$295,358	19.7%	34.8%
Residential Investments	229,183	359,923	56.0%	42.4%
Commercial Investments	99,668	193,765	24.3%	22.8%
Total	$409,705	$849,046	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2020 ($ in thousands):

					Weighted Average
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Coupon (2)	Yield	Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$494,307	$516,675	$1,677	$518,352	2.10%	1.17%	5.55
Excess MSR (4)	642,377	4,986	(1,495)	3,491	N/A	3.80%	6.08
Total Agency RMBS	1,136,684	521,661	182	521,843	2.10%	1.19%	5.85

Credit Investments:
Residential Investments
Prime (5)	15,093	8,012	653	8,665	3.68%	8.97%	12.99
Alt-A/Subprime (5)	16,287	6,910	4,586	11,496	4.25%	12.52%	9.70
Credit Risk Transfer	13,880	13,880	(572)	13,308	4.71%	4.70%	5.86
Non-U.S.RMBS	2,435	3,141	(41)	3,100	6.45%	6.41%	4.59
Interest Only and Excess MSR (4)	191,362	265	55	320	0.53%	3.44%	0.70
Re/Non-Performing Loans	582,329	470,440	8,125	478,565	3.62%	6.49%	6.17
Non-QM Loans	1,271,998	156,109	(2,909)	153,200	1.08%	4.95%	1.29
Land Related Financing	22,824	22,824	—	22,824	14.59%	14.59%	0.84
Total Residential Investments	2,116,208	681,581	9,897	691,478	2.37%	6.51%	2.76

Commercial Investments
Conduit	4,925	3,901	(606)	3,295	4.62%	11.89%	3.51
Single-Asset/Single-Borrower	50,480	48,986	(8,796)	40,190	4.15%	4.81%	2.27
Freddie Mac K-Series	22,572	10,510	(1,510)	9,000	3.83%	9.00%	10.32
CMBS Interest Only (6)	687,077	4,116	187	4,303	0.10%	6.93%	4.12
Commercial Real Estate Loans (7)	142,167	141,655	(16,147)	125,508	4.60%	4.96%	2.33
Total Commercial Investments	907,221	209,168	(26,872)	182,296	1.10%	5.30%	3.88
Total Credit Investments	3,023,429	890,749	(16,975)	873,774	1.87%	6.26%	3.10
Total: Investment Portfolio	$4,160,113	$1,412,410	$(16,793)	$1,395,617	1.91%	4.36%	3.85
Investments in Debt and Equity of Affiliates	$1,466,453	$216,450	$1,514	$217,964	1.67%	7.78%	1.68
Total: GAAP Investment Portfolio	$2,693,660	$1,195,960	$(18,307)	$1,177,653	2.01%	3.73%	5.03
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
(4)Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE are included within Agency RMBS. Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE are included within Residential Investments.
(5)Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 739 and 687, respectively.

(6)Comprised of Freddie Mac K-Series interest-only bonds.
(7)Yield on Commercial Real Estate Loans includes any exit fees. Refer to Note 4 to the "Notes of the Consolidated Financial Statements" section for more detail on what is included in our "Commercial Loans" line item on our consolidated balance sheet.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2019 (in thousands):

					Weighted Average
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Coupon (2)	Yield	Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$2,125,067	$2,184,190	$57,108	$2,241,298	3.73%	3.17%	5.85
Inverse Interest Only	217,031	37,611	627	38,238	4.37%	6.66%	4.97
Interest Only	259,161	35,333	570	35,903	3.56%	5.02%	4.01
Excess MSR (4)	3,042,841	20,188	(2,001)	18,187	N/A	8.33%	5.56
Total Agency RMBS	5,644,100	2,277,322	56,304	2,333,626	3.77%	3.30%	5.57

Credit Investments:
Residential Investments
Prime (5)	297,932	213,056	28,831	241,887	4.92%	7.44%	11.63
Alt-A/Subprime (5)	141,464	110,605	12,107	122,712	4.40%	6.89%	8.23
Credit Risk Transfer	270,397	270,988	8,967	279,955	5.17%	5.27%	5.66
Non-U.S. RMBS	44,867	54,340	3,391	57,731	3.21%	3.58%	2.53
Interest Only and Excess MSR (4)	244,115	1,592	(376)	1,216	0.77%	7.73%	6.34
Re/Non-Performing Loans	605,844	493,734	16,449	510,183	4.14%	6.48%	6.56
Non-QM Loans	1,141,131	250,087	4,189	254,276	1.69%	5.35%	1.71
Land Related Financing	25,607	25,395	514	25,909	12.27%	12.40%	3.00
Total Residential Investments	2,771,357	1,419,797	74,072	1,493,869	3.53%	6.24%	4.99
Commercial Investments
Conduit	72,318	63,137	209	63,346	4.24%	5.57%	7.72
Single-Asset/Single-Borrower	204,702	199,096	575	199,671	5.09%	5.57%	2.78
Freddie Mac K-Series	235,810	100,427	17,723	118,150	5.01%	11.34%	8.34
CMBS Interest Only (6)	3,650,693	46,606	3,250	49,856	0.23%	6.64%	3.02
Commercial Real Estate Loans (7)	158,686	158,000	686	158,686	6.82%	7.17%	1.92
Total Commercial Investments	4,322,209	567,266	22,443	589,709	0.82%	7.25%	3.33
Total Credit Investments	7,093,566	1,987,063	96,515	2,083,578	1.74%	6.53%	3.98
Total: Investment Portfolio	$12,737,666	$4,264,385	$152,819	$4,417,204	2.34%	4.82%	4.69
Investments in Debt and Equity of Affiliates	$1,676,838	$361,992	$11,134	$373,126	1.82%	6.75%	2.71
Total: GAAP Investment Portfolio	$11,060,828	$3,902,393	$141,685	$4,044,078	2.41%	4.57%	4.94
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
(4)Excess MSRs whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE are included within Agency RMBS. Excess MSRs whose underlying collateral is securitized in a trust not held by a U.S. government agency or GSE are included within Residential Investments
(5)Non-Agency RMBS with credit scores above 700, between 700 and 620 and below 620 at origination are classified as Prime, Alt-A, and Subprime, respectively. The weighted average credit scores of our Prime and Alt-A/Subprime Non-Agency RMBS were 719 and 674, respectively.
(6)Comprised of Freddie Mac K-Series interest-only bonds.

(7)Yield on Commercial Real Estate Loans includes any exit fees. Refer to Note 4 to the "Notes of the Consolidated Financial Statements" section for more detail on what is included in our "Commercial Loans" line item on our consolidated balance sheet.

The following table presents the fair value ($ in thousands) and the CPR experienced on our GAAP Agency RMBS portfolio for the year ends presented:

	Fair Value		CPR (1)(2)
Agency RMBS	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
30 Year Fixed Rate	$518,352	$2,241,298	2.7%	8.1%
Inverse Interest Only (3)	—	38,238	—%	11.7%
Interest Only (3)	—	35,903	—%	10.3%
Total/Weighted Average	$518,352	$2,315,439	2.7%	8.2%
(1)Represents the weighted average monthly CPRs published during the year for our in-place portfolio during the same period.
(2)Source: Bloomberg.
(3)CPRs are shown only for securities with fair values as of period end.

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands) for the year ends presented:

	Fair Value
	December 31, 2020	December 31, 2019
Non-Agency RMBS (1)	$128,131	$835,325
CMBS (2)	56,788	431,023
Total Credit securities	184,919	1,266,348

Residential loans (3)	563,347	658,544
Commercial real estate loans	125,508	158,686
Total loans	688,855	817,230

Total Credit Investments	$873,774	$2,083,578
Less: Investments in Debt and Equity of Affiliates	$217,547	$372,571
Total GAAP Credit Portfolio	$656,227	$1,711,007
(1)Includes Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing held in securitized form.
(2)Includes Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.
(3)Includes Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing not held in securitized form.

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2020 and December 31, 2019 (in thousands):

Credit Rating - Credit Securities (1)	December 31, 2020 (2)	December 31, 2019 (2)
AAA	$630	$4,975
A	—	13,792
BBB	—	65,454
BB	9,037	106,311
B	25,318	226,083
Below B	17,046	103,985
Not Rated	132,888	745,748
Total: Credit Securities	$184,919	$1,266,348
Less: Investments in Debt and Equity of Affiliates	$89,725	$131,955
Total: GAAP Basis	$95,194	$1,134,393
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

December 31, 2020
Non-Agency RMBS			CMBS
State	Fair Value (1)	Percentage (1)	State	Fair Value	Percentage
California	$40,593	32.5%	Texas	$6,454	11.4%
New York	17,742	14.2%	New York	6,264	11.0%
Florida	10,982	8.8%	California	4,801	8.5%
Texas	4,216	3.4%	Florida	4,014	7.1%
New Jersey	4,028	3.2%	Missouri	2,753	4.8%
Other	50,570	37.9%	Other	32,502	57.2%
Total	$128,131	100.0%	Total	$56,788	100.0%
(1)Non-Agency RMBS fair value includes $3.1 million of investments where there were no data regarding the underlying collateral. These positions were excluded from the percent calculation.

December 31, 2019
Non-Agency RMBS			CMBS
State	Fair Value (1)	Percentage (1)	State	Fair Value	Percentage
California	$174,569	24.5%	California	$52,647	12.2%
Florida	62,796	8.8%	New York	46,317	10.7%
New York	57,931	8.1%	Texas	45,619	10.6%
Texas	33,890	4.8%	Florida	45,032	10.4%
New Jersey	23,736	3.3%	New Jersey	31,396	7.3%
Other	482,403	50.5%	Other	210,012	48.8%
Total	$835,325	100.0%	Total	$431,023	100.0%
(1)Non-Agency RMBS fair value includes $123.0 million of investments where there were no data regarding the underlying collateral. These positions were excluded from the percent calculation.

See Note 4 to the "Notes to Consolidated Financial Statements" for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

December 31, 2020
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$8,665	4.0%	26.4	2.9%
Alt-A/Subprime	11,496	9.5%	95.0	0.1%
Credit Risk Transfer	13,308	6.8%	5.3	0.4%
Non-U.S. RMBS	3,100	2.4%	41.4	1.3%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Conduit	$3,295	10.6%	81.0	8.7%
Single-Asset/Single-Borrower	40,190	—%	29.2	6.1%
Freddie Mac K Series	9,000	0.2%	25.9	—%

December 31, 2019
Non-Agency RMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Prime	$241,887	10.6%	136.7	9.8%
Alt-A/Subprime	122,712	12.8%	162.3	17.7%
Credit Risk Transfer	279,955	0.4%	24.5	1.8%
Non-U.S. RMBS	57,731	7.3%	147.8	15.8%

CMBS*
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Conduit	$63,346	0.9%	39.0	16.2%
Single-Asset/Single-Borrower	199,671	—%	16.8	7.2%
Freddie Mac K Series	118,150	0.6%	45.3	0.4%
*Sources: Intex, Trepp

In our Re/Non-Performing Loan portfolio, 28% of the overall population has requested COVID-19-related assistance as of December 31, 2020; approximately 48% of the population requesting assistance is being reported as contractually current as of year end as this population no longer owes any past due payments.

At the end of the initial forbearance period, those borrowers who can make their regular monthly scheduled payment will do so and the payment terms of the forbearance amounts will be negotiated (reinstatement, repayment or deferral). For those borrowers who cannot make their scheduled payment, the servicer will initiate phone contact with such borrowers to determine income status and ability to make future mortgage payments. The servicer will collect documents (where allowed by state laws) to initiate further forbearance or loss mitigation strategies for those borrowers who cannot make their regularly scheduled mortgage payments at the end of the initial forbearance period. On February 9, 2021, the FHFA announced that it was extending the maximum time a borrower can be in COVID-19 forbearance to 15 months, up from 12 months previously. The FHFA also announced that it had extended its moratorium on foreclosure on single-family homes through March 31, 2021. As guidelines continue to evolve, the servicers will adapt their practices accordingly.

Prior to March 2020, the three month average monthly default rate, or rate at which a borrower moved from current to 30 days delinquent, was 6.4%. The default rate for the fourth quarter of 2020 was 4.8%. COVID-19 related delinquencies made up approximately 33% of those defaults in the fourth quarter of 2020.

Our Re/Non-Performing Loan valuation process in 2020 has incorporated increased defaults and extended liquidation timelines.

In our Non-QM Loan portfolio, 34% of the overall population has requested COVID-19 related assistance as of December 31, 2020; approximately 67% of the population requesting assistance is being reported as contractually current as of year end as this population no longer owes any past due payments.

At the end of the forbearance period, the servicer will complete the same steps as described above with regards to Re/Non-Performing Loans.

Prior to March 2020, the three month average monthly default rate was 1.3%. The default rate for the fourth quarter of 2020 was 0.8%. COVID-19 related delinquencies made up approximately 38% of those defaults in the fourth quarter of 2020.

Financing activities

We use leverage to finance the purchase of our target assets. In 2020 and 2019, our leverage has primarily been in the form of repurchase agreements, credit facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We experienced fluctuations in our haircuts that caused us to alter our business and financing strategies for the year ended December 31, 2020. As previously described, this resulted in us raising liquidity and de-risking our portfolio. Through asset sales and related debt pay-offs, we have reduced the aggregate number of our financing counterparties, bringing the counterparties we have debt outstanding with down from 30 as of December 31, 2019 to 5 as of December 31, 2020.

Our repurchase agreements are accounted for as financings and require the repurchase of the transferred securities or loans or repayment of the advance at the end of each agreement’s term, typically 30 to 90 days. If we maintain the beneficial interest in the specific assets pledged during the term of the borrowing, we receive the related principal and interest payments. If we do not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, the lender will remit to us the related principal and interest payments. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty.

We have also entered into revolving facilities to purchase certain loans in our investment portfolio. These facilities typically have longer stated maturities than repurchase agreements. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Additionally, these facilities contain representations, warranties, covenant, including financial covenant, events of default and indemnities that are customary for agreements of these types.

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

Forbearance and Reinstatement Agreements

Prior to the recent turmoil in the financial markets, we sought to achieve a balanced and diverse funding mix to finance our assets and operations, which included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer term repurchase agreement borrowings, and longer term financings, such as securitizations and revolving facilities, with terms longer than one year. We have explored, and will continue to explore, additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, issuances of equity or debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

In 2020, in response to the unprecedented illiquidity and drop in demand for MBS due to the COVID-19 pandemic, which resulted in a significant decline in the value of our assets and, in turn, an unusually high number of margin calls from our financing counterparties, we reduced our overall exposure to our financing counterparties by selling a significant portion of our investment portfolio and reducing the amount of our financing arrangements. As previously described, we sold our entire portfolio of 30 Year Fixed Rate Agency RMBS in March of 2020.

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

On June 10, 2020, we entered into a Reinstatement Agreement with the Participating Counterparties, pursuant to which the parties agreed to terminate the Forbearance Agreement, and each Participating Counterparty agreed to permanently waive all existing and prior events of default under our financing agreements (each, a "Bilateral Agreement") and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and the Company. As a result of the termination of the Forbearance Agreement and entry into the Reinstatement Agreement, default interest on our outstanding borrowings under each Bilateral Agreement has ceased to accrue as of June 10, 2020 and the interest rate was the non-default rate of interest or pricing rate, as set forth in the applicable Bilateral Agreements; all cash margin has been applied to outstanding balances we owe, and the DTC repo tracker coding for each Bilateral Agreement has been reinstated, thereby allowing principal and interest payments on the underlying collateral to flow to and be used by us, just as it was before the prior forbearance agreements were put in place. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the various forbearance agreements have been terminated and released. We also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent. Additionally, the Reinstatement Agreement provides a set of financial covenants that override and replace the financial covenants in each Bilateral Agreement and sets forth various reporting requirements from the Company to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. In connection with the negotiation and execution of the Reinstatement Agreement, we entered into certain amendments to the Bilateral Agreements with certain of the Participating Counterparties to reflect current market terms. In general, the amendments reflect increased haircuts and higher coupons.

On June 10, 2020, we also entered a separate reinstatement agreement with JPMorgan Chase Bank (the "JPM Reinstatement Agreement") on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of our existing financing arrangements as of the date of this report.

Refer to Note 12 in the "Notes to Consolidated Financial Statements" for more information on deficiencies that are now settled.

Recourse and non-recourse financing

We utilize both recourse and non-recourse debt to finance our portfolio. Non-recourse financing includes securitized debt and other non-recourse financing. Recourse financing includes the secured debt from our Manager, as further described in the "Contractual obligations–Secured debt" section below, and other recourse financing. The below table provides detail on the breakout between recourse and non-recourse financing as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Recourse financing	$580,037	$3,490,884
Non-recourse financing	466,294	224,348
Total (1)	$1,046,331	$3,715,232

Recourse financing - Investments in Debt and Equity of Affiliates	5,597	257,416
Non-recourse financing - Investments in Debt and Equity of Affiliates (2)	111,135	—
Total Investments in Debt and Equity of Affiliates	116,732	257,416

Total: GAAP Basis	$929,599	$3,457,816
(1)As of December 31, 2020, total financing includes $680.8 million of financing arrangements, collateralized by various asset types in our investment portfolio; $355.2 million of securitized debt, collateralized by Re/Non-Performing Loans; and $10.4 million of secured debt. As of December 31, 2019, total financing includes $3.5 billion of financing arrangements and $224.3 million of securitized debt.
(2)On January 29, 2021, we and private funds under the management of Angelo Gordon entered into an amendment with respect to our Restructured Financing Arrangement in MATT. The amendment serves to convert the existing financing to a mark-to-market facility that is recourse to us and the private funds managed by Angelo Gordon that invest in MATT.

Financing arrangements on our investment portfolio

The following table presents a summary of the financing arrangements on our investment portfolio as of December 31, 2020 and December 31, 2019 ($ in thousands).

	December 31, 2020						December 31, 2019
			Weighted Average		Collateral (1)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Repurchase Agreements on Agency RMBS
30 Year Fixed Rate	$435,893	Jan 2021	0.21%	0.04	$459,684	$460,949	$2,047,739
Inverse Interest Only	—	N/A	—	—	—	—	31,761
Interest Only	—	N/A	—	—	—	—	29,778
	435,893		0.21%	0.04	459,684	460,949	2,109,278

Repurchase Agreements on Credit Investments
Residential
Non-Agency RMBS (2)	37,744	Jan 2021 - Oct 2021	3.72%	0.43	87,607	92,111	637,893
Residential Loans (3)	25,590	Mar 2021	2.38%	0.21	44,520	46,571	131,594
	63,334		3.18%	0.34	132,127	138,682	769,487
Commercial
CMBS (4)	24,881	Jan 2021 - Feb 2021	2.66%	0.04	51,961	42,669	312,627
Commercial Real Estate Loans	—	N/A	—	—	—	—	3,017
	24,881		2.66%	0.04	51,961	42,669	315,644

Total Repurchase Agreements	524,108		0.69%	0.07	643,772	642,300	3,194,409

Revolving Facilities (5)(6)(7)
Commercial Real Estate Loans (8)(9)	63,133	Aug 2023	2.79%	2.60	110,114	96,862	89,956
Residential Loans (10)(11)	93,529	July 2021-Oct 2021	4.94%	0.74	105,957	104,383	204,751
Real Estate Owned (12)	9	July 2021	1.94%	0.56	22	22	1,768
Total Revolving Facilities	156,671		4.07%	1.49	216,093	201,267	296,475

Total: Non-GAAP Basis	$680,779		1.47%	0.40	$859,865	$843,567	$3,490,884
Investments in Debt and Equity of Affiliates	$116,732		4.87%	0.73	$169,577	$167,863	$257,416
Total: GAAP Basis	$564,047		0.76%	0.33	$690,288	$675,704	$3,233,468
(1)We also had $1.5 million of cash pledged under repurchase agreements as of December 31, 2020, which included $45.0 thousand pledged under repurchase agreements held at Investments in Debt and Equity of Affiliates.
(2)Includes repurchase agreements on Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing held in securitized form.
(3)These amounts represent certain of our retained interests in securitizations. Refer to "Other financing transactions" below for more information on the August 2019 VIE and September 2020 VIE.
(4)Includes repurchase agreements on Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.
(5)All revolving facilities listed above are interest only until maturity.
(6)Under the terms of our financing agreements, our financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(7)Increasing the Company's borrowing capacity under these facilities requires consent of the lender.
(8)The funding cost on this facility is inclusive of the impact of deferred financing costs. The stated rate was 2.30% as of December 31, 2020.
(9)The borrowing capacity on the commercial loan revolving facility is $100 million.
(10)Includes financing on Re/Non-Performing Loans and Non-QM Loans not held in securitized form.
(11)As of December 31, 2020, there are two revolving facilities used to finance residential loans, including one which is also used to finance Real Estate Owned. As of December 31, 2019, there were four revolving facilities used to finance residential loans, two of which were also used to finance real estate owned. Two of these facilities paid off during 2020.

Through asset sales and related debt pay offs, we have reduced our exposure to various counterparties, bringing the counterparties with debt outstanding down from 30 as of December 31, 2019 to 5 as of December 31, 2020. See Note 6 to the "Notes to Consolidated Financial Statements" for a description of our material financing arrangements as of December 31, 2020.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each repurchase agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

Other financing transactions

In addition to our financing arrangements, we also finance our Re/Non-performing loans with securitized debt. From time to time, we enter into securitization transactions of certain Re/Non-performing loans where special purpose entities ("SPEs") are created to facilities the transactions. These SPEs are considered variable interest entities ("VIEs"), which should be consolidated under ASC 810-10. As of December 31, 2020 and December 31, 2019, we have recorded secured financing in connection with these VIEs of $355.2 million and $224.4 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. See Note 2, Note 3, and Note 4 to the "Notes to Consolidated Financial Statements" for more detail on securitized debt and our consolidated VIEs.

Leverage

We define GAAP leverage as the sum of (1) our GAAP financing arrangements, net of any restricted cash posted on such financing arrangements, (2) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (3) securitized debt, at fair value. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the previous sentence, and any fully non-recourse financing arrangements and (iii) our net TBA position (at cost). Our calculations of GAAP leverage and Economic Leverage exclude financing arrangements and net receivables/payables on unsettled trades pertaining to U.S. Treasury securities due to the highly liquid and temporary nature of these investments.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio back to GAAP ($ in thousands).

December 31, 2020	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$979,303	$409,705	2.4x
Financing arrangements through affiliated entities	116,688
Non-recourse financing arrangements (1)	(466,294)
Economic Leverage	$629,697	$409,705	1.5x
(1) Non-recourse financing arrangements include securitized debt.

December 31, 2019	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$3,441,451	$849,046	4.1x
Financing arrangements through affiliated entities	257,416
Non-recourse financing arrangements (1)	(224,348)
Economic Leverage	$3,474,519	$849,046	4.1x
(1) Non-recourse financing arrangements include securitized debt.

The amount of leverage, or debt, we may deploy for particular assets depends upon our Manager’s assessment of the credit and other risks of those assets, and also depends on any limitation placed upon us through covenants contained in our financing arrangements. We generate income principally from the yields earned on our investments and, to the extent that leverage is deployed, on the difference between the yields earned on our investments and our cost of borrowing and the cost of any hedging activities. Subject to maintaining both our qualification as a REIT for U.S. federal income tax purposes and our Investment Company Act exemption, to the extent leverage is deployed, we may use a number of sources to finance our investments.

As previously described, due to market volatility caused by the COVID-19 pandemic, we executed on various asset sales in an effort to create additional liquidity and de-risk our portfolio. As a result of these asset sales and related debt pay-offs, we have reduced the number of financing counterparties we have, bringing the overall number of counterparties with debt outstanding down from thirty (30) as of December 31, 2019 to five (5) as of December 31, 2020 with debt outstanding of $0.7 billion, inclusive of financing arrangements through affiliated entities. These agreements generally include customary representations, warranties, and covenants but may also contain more restrictive supplemental terms and conditions. Although specific to each lending agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios.

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

During the second quarter of 2020, we entered into the Forbearance Agreement pursuant to which the consent of the Participating Counterparties was required in order for us to increase our leverage. As described above, upon entering in to the Reinstatement Agreement, we are no longer subject to the restrictive covenants set forth in the Forbearance Agreement, though the Reinstatement Agreement limits our Recourse Indebtedness to Stockholder's Equity (both as defined therein) leverage ratio to no greater than 3:1.

The following table presents information at December 31, 2020 with respect to each counterparty that provides us with financing for which we had greater than 5% of our stockholders’ equity at risk ($ in thousands).

Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch - Non-GAAP	$67,704	130	16.5%
Non-GAAP Adjustments (a)	(41,399)	(95)	(10.1)%
Credit Suisse AG, Cayman Islands Branch - GAAP	$26,305	35	6.4%

BofA Securities, Inc.	$28,091	19	6.9%
Barclays Capital Inc.	24,890	15	6.1%
(a)Represents stockholders' equity at risk, weighted average maturity and percentage of stockholders' equity from financing arrangements held in investments in debt and equity of affiliates.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in U.S. Treasury securities. In addition, we may utilize Eurodollar Futures, U.S. Treasury Futures, British Pound Futures and Euro Futures (collectively, "Futures"). In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. See Note 7 in the "Notes to Consolidated Financial Statements" for more information.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of December 31, 2020. Refer to the "Results of operations" section above for more detail.

On March 27, 2020, we announced that our Board of Directors approved a suspension of our quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic, as well as a suspension of the quarterly dividend on the common stock, beginning with the dividend that normally would have been declared in March 2020. Under the terms of the Articles Supplementary governing our series of preferred stock, we cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

On December 17, 2020, we paid our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. On December 22, 2020, our Board of Directors declared a dividend of $0.03 per common share for the fourth quarter 2020. The dividend was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020.

The following tables detail the Company's common stock dividends during the years ended December 31, 2020 and December 31, 2019:

2020
Declaration Date	Record Date	Payment Date	Dividend Per Share
12/22/2020	12/31/2020	1/29/2021	$0.03

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
12/13/2019	12/31/2019	1/31/2020	0.45
Total			$1.90

The following tables detail our preferred stock dividends during the years ended December 31, 2020 and December 31, 2019:

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
11/6/2020	11/30/2020	12/17/2020	1.54689	1.50	1.50
Total			$2.06252	$2.00	$2.00

2019			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/15/2019	2/28/2019	3/18/2019	$0.51563	$0.50	$—
5/17/2019	5/31/2019	6/17/2019	0.51563	0.50	—
8/16/2019	8/30/2019	9/17/2019	0.51563	0.50	—
11/15/2019	11/29/2019	12/17/2019	0.51563	0.50	0.50
Total			$2.06252	$2.00	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs. Our principal sources of cash as of December 31, 2020 consisted of proceeds from sales of assets in an effort to prudently manage our portfolio through unprecedented market volatility resulting from the COVID-19 global pandemic, borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At December 31, 2020, we had $54.2 million of liquidity, which consisted of $47.9 million of cash and $6.3 million of unencumbered assets available to support our liquidity needs. Refer to the "Contractual obligations" section of this Part II, Item 7 for additional obligations that could impact our liquidity.

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

On March 20, 2020, we notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Subsequent to March 23, 2020, we received notifications of alleged events of default and deficiency notices from several of our financing counterparties. Subject to the terms of the applicable financing arrangement, if we had failed to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may have been able to demand immediate payment by us of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations were not paid, may have been permitted to sell the financed assets and apply the proceeds to our financing obligations and/or take ownership of the assets securing our financing obligations. During this period of market upheaval, we engaged in discussions with our financing counterparties and entered into the Forbearance Agreement. During the Forbearance Period, we did not have any obligation to make any margin payments as it related to the Participating Counterparties. As described above, on June 10, 2020, we entered into a Reinstatement Agreement with the Participating Counterparties and the JPM Reinstatement Agreement which reinstates each Bilateral Agreement. As a result, we will be responsible for making any future margin payments with respect to any financing arrangements relating to these agreements.

As of December 31, 2020, we have met all margin calls. Refer to Note 12 in the "Notes to Consolidated Financial Statements" for more information on deficiencies which have since been settled.

Cash Flows

The below details changes to our cash, cash equivalents, and restricted cash for the years ended December 31, 2020 and December 31, 2019 (in thousands).

	Years Ended
	December 31, 2020	December 31, 2019	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$125,369	$84,358	$41,011

Net cash provided by (used in) operating activities (1)	4,156	65,238	(61,082)
Net cash provided by (used in) investing activities (2)	2,193,455	(746,963)	2,940,418
Net cash provided by (used in) financing activities (3)	(2,260,500)	722,695	(2,983,195)

Net change in cash, cash equivalents and restricted cash	(62,889)	40,970	(103,859)
Effect of exchange rate changes on cash	(162)	41	(203)
Cash, cash equivalents, and restricted cash, End of Period	$62,318	$125,369	$(63,051)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the years ended December 31, 2020 and December 31, 2019, respectively. There was a significant reduction in our investment portfolio size in 2020 as a result of the global COVID-19 pandemic and increased expenses primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement.
(2)Cash provided by investing activities for the year ended December 31, 2020 was primarily attributable to sales of investments and principal repayments of investments less purchases of investments. Cash used by investing activities for the year ended December 31, 2019 was primarily attributable to purchases of investments less sales of investments and principal repayments of investments. The difference period over period is primarily due to significant sales in 2020 as a result of the global COVID-19 pandemic.
(3)Cash used in financing activities for the year ended December 31, 2020 was primarily attributable to repayments of financing arrangements and dividend payments offset by borrowings under financing arrangements. Cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to borrowing of financing arrangements offset by offset by repayment of borrowings under financing arrangements and dividend payments. The difference period over period is primarily due to a reduction in financing arrangements as a result of significant sales in 2020 due to the global COVID-19 pandemic.

Equity distribution agreement

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of our securities, including capital stock (the "2018 Registration Statement"). For the year ended December 31, 2020, we sold 2.1 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $7.1 million. For the year ended December 31, 2019, we sold 503.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. Since inception of the program, the Company has sold approximately 3.6 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $34.7 million.

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

Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock issuance

On September 17, 2019, we completed a public offering of 4,000,000 shares of Series C Preferred Stock and subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' over-allotment option with a liquidation preference of $25.00 per share. We received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible to shares of our common stock. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, will be equal to 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.476% per annum. Shares of our Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December.

Exchange Offers

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

On September 30, 2020, we agreed to issue an aggregate of 3,679,634 shares of our common stock and agreed to pay aggregate cash consideration of $6.3 million in exchange for 210,662 shares of Series A Preferred Stock, 404,187 shares of Series B Preferred Stock, and 427,467 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement entered into on September 30, 2020 with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On October 2, 2020, we agreed to issue an aggregate of 900,000 shares of our common stock and agreed to pay aggregate cash consideration of $1.7 million in exchange for 260,000 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement entered into on October 2, 2020 with existing holders of the Series C Preferred Stock. After the transaction closed, the Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series. After the settlement of all three exchanges, we had outstanding 1,816,518 shares of Series A Preferred Stock, 4,164,728 shares of Series B Preferred Stock and 3,883,178 shares of Series C Preferred Stock.

We subsequently determined that, pursuant to the Articles Supplementary establishing the terms of the Preferred Stock, we were not permitted to pay cash as partial consideration to acquire such Preferred Stock unless full cumulative dividends on the Preferred Stock had been declared and paid or declared and a sum sufficient for the payment thereof set apart for payment covering all past dividend periods. Upon review and consideration of the above exchange transactions, certain provisions of our charter, and the declaration and payment of the Preferred Stock dividends on December 17, 2020, the Board decided to ratify the above exchange transactions.

Common Stock Issuance to the Manager

On September 24, 2020, we issued (i) 1,215,370 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter 2020. The shares of common stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter management fee was paid in the normal course of business. Refer to "Contractual obligations - Management agreement" section below for more information on this transaction.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage and available borrowing arrangements, we believe the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operations and our available borrowing capacity will be sufficient to enable us to meet our anticipated liquidity requirements, including funding our investment activities, paying fees under our management agreement, funding our distributions to stockholders and paying general corporate expenses.

Contractual obligations

Management agreement

On June 29, 2011, we entered into an agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum.

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the years ended December 31, 2020 and December 31, 2019, we have incurred management fees of $7.2 million and $9.8 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $14.5 million and $18.6 million of Other operating expenses for the years ended December 31, 2020 and December 31, 2019, respectively, we have accrued $7.4 million and $7.5 million, respectively, representing a reimbursement of expenses. As of December 31, 2020 and December 31, 2019, we recorded a reimbursement payable to the Manager of $1.8 million and $2.5 million, respectively.

On April 6, 2020, we executed an amendment to the management agreement with the Manager pursuant to which the Manager agreed to defer our payment of the management fee and reimbursement of expenses, effective the first quarter of 2020 through September 30, 2020, or such other time as we and the Manager agreed. As of December 31, 2020, the Company has reimbursed the Manager for expenses through the fourth quarter of 2020.

On September 24, 2020, we executed an amendment with the Manager (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the accrued base management fee in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to purchase (i) 1,215,370 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

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

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our Annual Meeting, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2020, 1,879,680 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 226,114 and 120,320 shares of restricted common stock to our independent directors under our equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and our 2020 Equity Incentive Plan, respectively. As of December 31, 2020, all the shares of restricted common stock granted to our independent directors have vested. Further, since our IPO, we have issued 40,250 shares of restricted common stock to our Manager and 120,000 restricted stock units to our Manager under our 2011 Equity Incentive Plans.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements" for details on our commitments as of December 31, 2020.

MATT Financing Arrangement Restructuring

On April 3, 2020, we, alongside private funds under the management of Angelo Gordon, restructured our financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement requires all principal and interest on the underlying assets in MATT be used to pay down principal and interest on the outstanding financing arrangement. As of April 3, 2020, the Restructured Financing Arrangement is not a mark-to-market facility and is non-recourse to us. The Restructured Financing Arrangement provides for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by us of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty will be entitled to 35% of the remaining equity in the assets. We evaluated this restructuring and concluded it was an extinguishment of debt. MATT has chosen to make a fair value election on the new financing arrangement, and we will treat this arrangement consistently with this election. The Restructured Financing Arrangement was amended subsequent to quarter end. Refer to Note 16 of the "Notes to Consolidated Financial Statements" for further details.

Other

As of December 31, 2020 and December 31, 2019, we are obligated to pay accrued interest on our financing arrangements in the amount of $1.3 million and $10.8 million, respectively, inclusive of accrued interest accounted for through investments in debt and equity of affiliates, and exclusive of accrued interest on any financing utilized through AG Arc. The change in accrued interest on our financing arrangements was due primarily to the repayment of financing arrangements in conjunction with the sales of various assets by us and the seizures of various assets by financing counterparties in 2020.

Off-balance sheet arrangements

We may enter into long TBA positions to facilitate the future purchase or sale of Agency RMBS. We may also enter into short TBA positions to hedge Agency RMBS. We record TBA purchases/shorts and sales/covers on the trade date and present the amount net of the corresponding payable or receivable until the settlement date of the transaction. As of December 31, 2020, we had no TBA positions.

Our investments in debt and equity of affiliates primarily consist of real estate securities, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates. The below table details our investments in debt and equity of affiliates as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Agency Excess MSR	$417	$—	$417	$555	$—	$555
Total Agency RMBS	417	—	417	555	—	555

Re/Non-Performing Loans (1)	41,523	(5,588)	35,935	87,216	(56,811)	30,405
Non-QM Loans (2)	153,200	(111,135)	42,065	254,276	(200,257)	54,019
Land Related Financing	22,824	—	22,824	16,979	—	16,979
Total Residential Investments	217,547	(116,723)	100,824	358,471	(257,068)	101,403

Freddie Mac K-Series	—	—	—	12,237	—	12,237
CMBS Interest Only	—	—	—	1,863	—	1,863
Total Commercial Investments	—	—	—	14,100	—	14,100
Total Credit Investments	217,547	(116,723)	100,824	372,571	(257,068)	115,503
Total Investments excluding AG Arc	217,964	(116,723)	101,241	373,126	(257,068)	116,058

AG Arc, at fair value	45,341	—	45,341	28,546	—	28,546

Cash and Other assets/(liabilities) (3)	5,279	(1,194)	4,085	12,953	(1,246)	11,707

Investments in debt and equity of affiliates	$268,584	$(117,917)	$150,667	$414,625	$(258,314)	$156,311
(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)Certain Non-QM Loans as well as positions held in securitized form are presented net of non-recourse securitized debt. As of December 31, 2020, Non-QM Loans excludes loans with an unpaid principal balance of $17.3 million whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from the trust that are 90 days or more delinquent. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(3)Includes financing arrangements on real estate owned as of December 31, 2020 and December 31, 2019 of $(9.4) thousand and $(0.3) million, respectively.

For additional information on our commitments as of December 31, 2020, refer to Note 12 of the "Notes to Consolidated Financial Statements."

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

Certain related person transactions

Our Board of Directors has adopted a policy regarding the approval of any "related person transaction," which is any transaction or series of transactions in which (i) we or any of our subsidiaries is or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a "related person" (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary or Assistant Secretary any related person transaction and all material facts about the transaction. Our Secretary or Assistant Secretary, in consultation with outside counsel, to the extent appropriate, would then assess and promptly communicate that information to the audit committee of our

Board of Directors. Based on its consideration of all of the relevant facts and circumstances, the audit committee will review, approve or ratify such transactions as appropriate. The audit committee will not approve or ratify a related person transaction unless it shall have determined that such transaction is in, or is not inconsistent with, our best interests and does not represent a conflict of interest. If we become aware of an existing related person transaction that has not been approved under this policy, the transaction will be referred to the audit committee which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Grants of restricted common stock

See "Share-based compensation" section above for detail on our grants of restricted common stock and restricted stock units.

Red Creek

In connection with our investments in Re/Non-Performing Loans and Non-QM Loans, we engage asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, we engaged Red Creek Asset Management LLC ("Asset Manager"), an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our Re/Non-Performing Loans. Beginning in September 2019, we engaged the Asset Manager as the asset manager for our Non-QM Loans. We pay the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm for our Re/Non-Performing Loans and Non-QM Loans. In the third quarter of 2019, the third-party assessment of asset management fees resulted in our updating the fee amount for our Re/Non-Performing Loans. We also utilized the third-party valuation firm to establish the fee level for Non-QM Loans in the third quarter of 2019. For the years ended December 31, 2020 and December 31, 2019, the fees paid by us to the Asset Manager, totaled $2.7 million and $0.9 million, respectively. These fees include amounts paid directly by us and amounts paid by trustees in securitizations in which we own residual interests.

Arc Home

On December 9, 2015, we, alongside private funds under the management of Angelo Gordon, through AG Arc, formed Arc Home, a Delaware limited liability company. Arc Home originates conforming, Government, Jumbo, Non-QM and other non-conforming residential mortgage loans and retains the mortgage servicing rights associated with the loans it originates.

Our investment in Arc Home, which is conducted through AG Arc, one of our indirect subsidiaries, is reflected on the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. See "Off-balance sheet arrangements" section above for the fair value of AG Arc as of December 31, 2020 and December 31, 2019.

Arc Home may sell loans to us or to affiliates of our Manager. Arc Home may also enter into agreements with us, third-parties, or affiliates of our Manager to sell Excess MSRs on the mortgage loans that it either purchases from third-parties or originates. We, directly or through our subsidiaries, have entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of its MSRs and as of December 31, 2020 and December 31, 2019, these Excess MSRs had fair values of approximately $3.5 million and $18.2 million, respectively. See below "Other Transactions with affiliates" and Note 10 to the "Notes to Consolidated Financial Statements" for details regarding the sale of a portion of Excess MSRs during the third quarter of 2020.

In connection with our investments in Excess MSRs purchased through Arc Home, we paid an administrative fee to Arc Home. For the years ended December 31, 2020 and December 31, 2019, the administrative fees paid by us to Arc Home totaled $0.2 million and $0.3 million, respectively.

During 2020, Arc Home began selling Non-QM Loans to a private fund under the management of Angelo Gordon. Arc Home sold $57.4 million of unpaid principal balance of Non-QM Loans to this affiliate of the Manager during 2020.

Mortgage Acquisition Trust I LLC

See our "MATT Financing Arrangement Restructuring" section above.

LOT SP I LLC and LOT SP II LLC

Refer to Note 12 of the "Notes to Consolidated Financial Statements."

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

Other transactions with affiliates

Our Board of Directors has adopted a policy regarding the approval of any "affiliated transaction," which is any transaction or series of transactions in which Angelo Gordon arranges for the purchase and sale of a security or other investment between or among us, on the one hand, and an entity or entities under Angelo Gordon’s management, on the other hand (an "Affiliated Transaction"). In order for us to enter into an Affiliated Transaction, the Affiliated Transaction must be approved by our Chief Risk Officer and the Chief Compliance Officer of Angelo Gordon. For most instruments, if market bids are available, the trading desk will request external bids from the market while simultaneously submitting an internal bid to Compliance and/or Risk. If the highest bid is an external bid, the security or other instrument will be sold to the external bidder and no affiliated transaction will take place. If the highest bid is the internal bid, the price will be the midpoint between the internal bid and the highest external bid. If market bids are not available or prove to be impracticable in Angelo Gordon's reasonable judgment, appropriate pricing will generally be based on a valuation analysis prepared by a third-party. Our Affiliated Transactions are reviewed by our Audit Committee on a quarterly basis to confirm compliance with the policy.

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

In June 2019, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third-parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $42.9 million as of June 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

In July 2019, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the "July 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the July 2019 Selling Affiliate had a total fair value of $2.0 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

In September 2019, we, alongside private funds managed by Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third-parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $28.7 million as of September 30, 2019. We have a 44.6% interest in the retained subordinate tranches.

In October 2019, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities from an affiliate of the Manager (the "October 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the October 2019 Selling Affiliate had a total fair value of $2.2 million. The October 2019 Selling Affiliate sold the real estate securities through a BWIC. Prior to our submission of the BWIC by the October 2019 Selling Affiliate, we submitted our bid for the real estate securities to the October 2019 Selling Affiliate. The pre-submission of our bid allowed us to confirm third-party market pricing and best execution.

In November 2019, we, alongside private funds managed by Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $322.1 million were securitized. Certain senior tranches in the securitization were sold to third-parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $21.4 million as of December 31, 2019. We have a 44.6% interest in the retained subordinate tranches.

In February 2020, we, alongside private funds managed by Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $348.2 million were securitized. Certain senior tranches in the securitization were sold to third-parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $26.6 million as of March 31, 2020. We have a 44.6% interest in the retained subordinate tranches.

In July 2020, in accordance with our Affiliated Transactions Policy, we sold certain real estate securities to an affiliate of the Manager (the "July 2020 Acquiring Affiliate"). As of the date of the trade, the real estate securities sold to the July 2020 Acquiring Affiliate had a total fair value of $1.9 million. The July 2020 Acquiring Affiliate purchased the real estate securities through a BWIC. Prior to our submission of the BWIC, the July 2020 Acquiring Affiliate submitted its bid for the real estate securities to us. The July 2020 Acquiring Affiliate’s pre-submission of its bid allowed us to confirm third-party market pricing and best execution.

In August 2020, we, alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third-parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. We have a 44.6% interest in the retained subordinate tranches.

In August 2020, we, alongside private funds under the management of Angelo Gordon, sold our Ginnie Mae Excess MSR portfolio to Arc Home for total proceeds of $18.9 million. The portfolio had a total unpaid principal balance of $3.5 billion. Our share of the total proceeds approximated $8.5 million, representing our approximate 45% ownership interest. Arc Home subsequently sold its Ginnie Mae MSR portfolio to a third-party.

In October 2020, in accordance with our Affiliated Transactions Policy, we acquired certain real estate securities and Excess MSRs from an affiliate of the Manager (the "October 2020 Selling Affiliate"). As of the date of the trade, the real estate securities and Excess MSRs acquired from the October 2020 Selling Affiliate had a total fair value of $0.5 million and $20.0 thousand, respectively. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by third-party pricing vendors. The third-party pricing vendors allowed us to confirm third-party market pricing and best execution.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimate and assumption inherently less certain than would be the case absent the current and potential impacts of the COVID-19 pandemic.

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies are believed to include (i) Valuation of financial instruments, (ii) Accounting for real estate securities, (iii) Accounting for loans,

(iv) Interest income recognition, and (v) Financing arrangements.

See Note 2 to the "Notes to Consolidated Financial Statements" for more detail on these critical accounting policies. These policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon third-party pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair value, whenever available. For more information on our fair value measurements, see Note 5 to the "Notes to Consolidated Financial Statements". For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements."

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Compliance with Investment Company Act and REIT tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this report. Accordingly, we monitor our compliance with each of the 40% test, the 55% test, and the 80% test of the Investment Company Act in order to maintain our exempt status. As of December 31, 2020, we determined that we maintained compliance with each of the 40% test, the 55% test, and the 80% test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2020. We also calculate that a sufficient portion of our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2020. Overall, we believe that we met the REIT income and asset tests. We also believe that we met all other REIT requirements, including the ownership of our stock and the distribution of our taxable income. Therefore, for the year ended December 31, 2020, we believe that we qualified as a REIT under the Code.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk relate to interest rates, liquidity, prepayment rates, real estate, credit and basis risk. While we do not seek to avoid risk completely, we seek to assume risk that can be reasonably quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Many of these risks have become particularly heightened due to the COVID-19 pandemic and related economic and market conditions, as noted above in Item 1A. - "Risk Factors."

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

Generally, in a rising interest rate environment, the fair value of our real estate securities and loan portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our real estate securities and loan portfolios with fixed-rate coupons would be expected to decrease in value more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon assets tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon assets. Fixed-rate assets currently represent a majority of our portfolio.

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

We calculate estimated effective duration (i.e., the price sensitivity to changes in risk-free interest rates) to measure the impact of changes in interest rates on our portfolio value. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same securities. We allocate the net duration by asset type based on the interest rate sensitivity. Duration does not include our investment in AG Arc LLC.

The following chart details information about our duration gap as of December 31, 2020:

Duration (1)	Years
Agency RMBS	1.73
Hedges	(2.20)
Subtotal	(0.47)

Residential Loans (2)	0.80
Credit Investments, excluding Residential Loans (2)	0.25
Duration Gap	0.58
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Loans include Re/Non Performing Loans, Non-QM Loans and Land Related Financing.

The following table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of December 31, 2020. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2020, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
+75	-2.4%	-0.7%	1.1%
+50	-1.4%	-0.4%	0.9%
+25	-0.6%	-0.2%	0.5%
-25	0.3%	0.1%	-0.7%
-50	0.4%	0.1%	-1.6%
-75	0.3%	0.1%	-2.6%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of December 31, 2020.

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

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term financings primarily in the form of financing arrangements. Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a substantial cushion of cash and unpledged real estate securities and loans in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) maintaining relationships with a broad number of financing counterparties and (ii) monitoring the ongoing financial stability of our financing counterparties.

As discussed throughout this report, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets have negatively affected and are expected to continue to negatively affect our liquidity. During the three months ended March 31, 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020 we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

In response to these conditions, we sold assets, reduced the amount of our outstanding financing arrangements and the number of our financing counterparties, and entered into forbearance agreements with our largest financing counterparties. As previously described, on June 10, 2020, we entered into a Reinstatement Agreement, pursuant to which the parties thereto agreed to terminate the Forbearance Agreement and to permanently waive all existing and prior events of default under our financing agreements and to reinstate each Bilateral Agreement, as each may be amended by agreement. For additional information related to the Forbearance Agreement and the Reinstatement Agreement, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing activities" of this report.

Liquidity risk – financing arrangements

We pledge real estate securities or mortgage loans and cash as collateral to secure our financing arrangements. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our financing arrangements at their scheduled maturities, which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007, 2009 and more recently in March of 2020, our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty. This would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements" section below, differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, CMBS, Excess MSR, and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Real estate value risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing or commercial real estate); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our RMBS and CMBS portfolios as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments. Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio.

Credit risk

We are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency asset in our portfolio, including residential and commercial mortgage loans as well as Non-Agency RMBS, CMBS, Excess MSRs and Interest Only investments related to Non-Agency and CMBS. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread have caused and are likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans, mezzanine loans and RMBS and CMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Part II – Item 1A. Risk Factors” in this report for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers or operating partners.

Basis risk

Basis risk refers to the possible decline in book value triggered by the risk of incurring losses on the fair value of Agency RMBS as a result of widening market spreads between the yields on Agency RMBS and the yields on comparable duration Treasury securities. The basis risk associated with fluctuations in fair value of Agency RMBS may relate to factors impacting the mortgage and fixed income markets other than changes in benchmark interest rates, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other hedges to protect against moves in interest rates, such instruments will generally not protect our net book value against basis risk.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AG Mortgage Investment Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Investments in Certain Residential Mortgage Loans, Commercial Loans, and Non-QM Loans

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in residential mortgage loans, commercial loans, and non-qualified mortgage (Non-QM) loans are measured at fair value. The Company’s consolidated balances as of December 31, 2020 for residential mortgage loans and commercial loans were $435.4 million and $125.5 million, respectively. The Company’s consolidated balances in residential mortgage (referred to as Re/Non-Performing) loans and Non-QM loans held through their investment in debt and equity of affiliates were $41.5 million and $153.2 million, respectively, as of December 31, 2020. When possible, management determines fair value using third-party data sources. Management may also base its valuation on prices obtained from a third-party pricing service to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio on a periodic basis. Management uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, and, for commercial loans, loan-to-value ratios.

The principal considerations for our determination that performing procedures relating to the fair value of investments in certain residential mortgage loans, commercial loans, and Non-QM loans is a critical audit matter are (i) the significant judgment by management to develop the fair value measurements of residential mortgage loans, commercial loans, and Non-QM loans, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and, for commercial loans, loan-to-value ratios, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the residential mortgage loans, commercial loans, and Non-QM loans, including controls over the prices received from an independent third-party pricing service, data inputs, and significant assumptions. These procedures also included, among others (i) developing an independent estimate of the value for certain investments by obtaining independent pricing from third party vendors and comparing those prices to prices used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of residential mortgage loans, commercial loans, and Non-QM loans and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the data provided by management and (ii) independently developing the assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and, for commercial loans, loan-to-value ratios by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2021
We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Real estate securities, at fair value:
Agency - $460,949 and $2,234,921 pledged as collateral, respectively	$518,352	$2,315,439
Non-Agency - $28,653 and $682,828 pledged as collateral, respectively (1)	38,406	717,470
CMBS - $42,669 and $413,922 pledged as collateral, respectively	56,788	416,923
Residential mortgage loans, at fair value - $46,571 and $171,224 pledged as collateral, respectively (1)	435,441	417,785
Commercial loans, at fair value - $0 and $4,674 pledged as collateral, respectively	111,549	158,686
Commercial loans held for sale, at fair value	13,959	—
Investments in debt and equity of affiliates	150,667	156,311
Excess mortgage servicing rights, at fair value	3,158	17,775
Cash and cash equivalents	47,926	81,692
Restricted cash	14,392	43,677
Other assets	9,407	21,905
Assets held for sale - Single-family rental properties, net	—	154
Total Assets	$1,400,045	$4,347,817

Liabilities
Financing arrangements	$564,047	$3,233,468
Securitized debt, at fair value (1)	355,159	224,348
Dividend payable	1,243	14,734
Payable on unsettled trades	51,136	—
Other liabilities	18,755	24,675
Liabilities held for sale - Single-family rental properties, net	—	1,546
Total Liabilities	990,340	3,498,771
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock, 1,817 and 2,070 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively ($45,413 and $51,750 aggregate liquidation preference, respectively)	43,808	49,921
8.00% Series B Cumulative Redeemable Preferred Stock, 4,165 and 4,600 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively ($104,118 and $115,000 aggregate liquidation preference, respectively)	100,762	111,293
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 3,883 and 4,600 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively ($97,079 and $115,000 aggregate liquidation preference, respectively)	93,908	111,243
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 41,434 and 32,742 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	414	327
Additional paid-in capital	688,871	662,183
Retained earnings/(deficit)	(518,058)	(85,921)
Total Stockholders' Equity	409,705	849,046

Total Liabilities & Stockholders' Equity	$1,400,045	$4,347,817
 The accompanying notes are an integral part of these consolidated financial statements.

(1)See Notes 3 and 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2020	December 31, 2019
Net Interest Income
Interest income	$74,525	$171,660
Interest expense	36,945	90,108
Total Net Interest Income	37,580	81,552

Other Income/(Loss)
Net realized gain/(loss)	(256,522)	(50,822)
Net interest component of interest rate swaps	731	7,736
Unrealized gain/(loss) on real estate securities and loans, net	(159,466)	83,832
Unrealized gain/(loss) on derivative and other instruments, net	(10,347)	(312)
Foreign currency gain/(loss), net	1,528	(2,512)
Other income	6	1,182
Total Other Income/(Loss)	(424,070)	39,104

Expenses
Management fee to affiliate	7,181	9,825
Other operating expenses	14,513	18,638
Restructuring related expenses	10,200	—
Equity based compensation to affiliate	163	349
Excise tax	(815)	531
Servicing fees	2,224	1,619
Total Expenses	33,466	30,962

Income/(loss) before equity in earnings/(loss) from affiliates	(419,956)	89,694

Equity in earnings/(loss) from affiliates	(1,629)	7,644
Net Income/(Loss) from Continuing Operations	(421,585)	97,338
Net Income/(Loss) from Discontinued Operations	666	(4,416)
Net Income/(Loss)	(420,919)	92,922

Gain on Exchange Offers, net (Note 11)	10,574	—

Dividends on preferred stock (1)	(20,549)	(16,122)

Net Income/(Loss) Available to Common Stockholders	$(430,894)	$76,800

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(12.26)	$2.52
Discontinued Operations	0.02	(0.13)
Total Earnings/(Loss) Per Share of Common Stock	$(12.24)	$2.39

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(12.26)	$2.52
Discontinued Operations	0.02	(0.13)
Total Earnings/(Loss) Per Share of Common Stock	$(12.24)	$2.39

Weighted Average Number of Shares of Common Stock Outstanding
Basic	35,191	32,192
Diluted	35,191	32,203
(1) The year ended December 31, 2019 includes cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of December 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2019	28,744	$287	$49,921	$111,293	$—	$595,412	$(100,902)	$656,011
Net proceeds from issuance of common stock	3,953	40	—	—	—	66,023	—	66,063
Net proceeds from issuance of preferred stock	—	—	—	—	111,243	—	—	111,243
Grant of restricted stock and amortization of equity based compensation	45	—	—	—	—	748	—	748
Common dividends declared	—	—	—	—	—	—	(62,172)	(62,172)
Preferred Series A dividends declared	—	—	—	—	—	—	(4,269)	(4,269)
Preferred Series B dividends declared	—	—	—	—	—	—	(9,200)	(9,200)
Preferred Series C dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	92,922	92,922
Balance at December 31, 2019	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046

Balance at January 1, 2020	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046
Net proceeds from issuance of common stock	3,449	35	—	—	—	11,298	—	11,333
Grant of restricted stock and amortization of equity based compensation	147	1	—	—	—	581	—	582
Common dividends declared	—	—	—	—	—	—	(1,243)	(1,243)
Preferred Series A dividends declared	—	—	—	—	—	—	(3,877)	(3,877)
Preferred Series B dividends declared	—	—	—	—	—	—	(8,547)	(8,547)
Preferred Series C dividends declared	—	—	—	—	—	—	(8,125)	(8,125)
Exchange Offers (Note 11)	5,096	51	(6,113)	(10,531)	(17,335)	14,809	10,574	(8,545)
Net Income/(Loss)	—	—	—	—	—	—	(420,919)	(420,919)
Balance at December 31, 2020	41,434	$414	$43,808	$100,762	$93,908	$688,871	$(518,058)	$409,705

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net income/(loss)	$(420,919)	$92,922
Net (income)/loss from discontinued operations	(666)	4,416
Net income/(loss) from continuing operations	$(421,585)	$97,338
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	(5,212)	(4,673)
Net realized (gain)/loss	256,522	50,822
Unrealized (gain)/loss on real estate securities and loans, net	159,466	(83,832)
Unrealized (gain)/loss on derivative and other instruments, net	10,347	312
Foreign currency (loss) gain, net	(1,528)	2,512
Equity based compensation to affiliate	163	349
Equity based compensation expense	419	399
(Income) loss from equity method investments, net of distributions received	11,057	6,045
Change in operating assets/liabilities:
Other assets	8,872	(1,886)
Other liabilities	(13,639)	87
Net cash provided by (used in) continuing operating activities	4,882	67,473
Net cash provided by (used in) discontinued operating activities	(726)	(2,235)
Net cash provided by (used in) operating activities	4,156	65,238

Cash Flows from Investing Activities
Purchase of real estate securities	(502,801)	(2,090,705)
Purchase of residential mortgage loans	(541,823)	(263,997)
Purchase of commercial loans	(10,560)	(31,173)
Origination of commercial loans	(22,694)	(71,446)
Purchase of U.S. treasury securities	—	(81,917)
Investments in debt and equity of affiliates	(46,363)	(93,606)
Proceeds from sale of real estate securities	2,731,163	1,240,701
Proceeds from sale of residential mortgage loans	393,950	12,780
Proceeds from sale of commercial loans	36,935	—
Proceeds from sale of excess mortgage servicing rights	8,038	—
Proceeds from sales of U.S. treasury securities	—	82,048
Distributions received in excess of income from investments in debt and equity of affiliates	30,614	16,143
Principal repayments on real estate securities	111,703	385,865
Principal repayments on excess mortgage servicing rights	2,818	4,015
Principal repayments on residential mortgage loans	63,882	29,370
Principal repayments on commercial loans	6,369	43,217
Net proceeds from (payment made on) reverse repurchase agreements	—	11,499
Net proceeds from (payment made on) sales of securities borrowed under reverse repurchase agreements	30	(11,479)
Net settlement of interest rate swaps and other instruments	(72,484)	(63,996)
Net settlement of TBAs	4,610	1,261
Cash flows provided by (used in) other investing activities	68	(1,027)
Net cash provided by (used in) continuing investing activities	2,193,455	(882,447)
Net cash provided by (used in) discontinued investing activities	—	135,484
Net cash provided by (used in) investing activities	2,193,455	(746,963)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	7,018	66,063
Net proceeds from issuance of preferred stock	—	111,243
Cash paid on Exchange Offers	(8,007)	—
Borrowings under financing arrangements	14,689,972	47,397,506
Repayments of financing arrangements	(17,014,635)	(46,887,803)

	Year Ended
	December 31, 2020	December 31, 2019
Borrowings under secured debt	20,000	—
Repayments of secured debt	(10,000)	—
Proceeds from issuance of securitized debt	166,487	224,923
Principal repayments on securitized debt	(29,312)	(6,901)
Net collateral received from (paid to) derivative counterparty	—	(1,465)
Net collateral received from (paid to) repurchase counterparty	(46,740)	(293)
Dividends paid on common stock	(14,734)	(61,809)
Dividends paid on preferred stock	(20,549)	(15,769)
Net cash provided by continuing financing activities	(2,260,500)	825,695
Net cash provided by discontinued financing activities	—	(103,000)
Net cash provided by (used in) financing activities	(2,260,500)	722,695

Net change in cash and cash equivalents, and restricted cash	(62,889)	40,970
Cash and cash equivalents, and restricted cash, Beginning of Year	125,369	84,358
Effect of exchange rate changes on cash	(162)	41
Cash and cash equivalents, and restricted cash, End of Year	$62,318	$125,369

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$46,322	$94,989
Cash paid for income tax	$1,051	$1,483
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$51,136	$—
Common stock dividends declared but not paid	$1,243	$14,734
Exchange Offers (Note 11)	$33,979	$—
Holdback receivable on sale of excess MSRs	$422	$—
Management fees paid using Common Stock in lieu of cash	$4,315	$—
Decrease of securitized debt	$7,091	$3,617
Transfer of real estate securities in satisfaction of repurchase agreements	$345,066	$—
Change in repurchase agreements from transfer of real estate securities	$344,685	$—
Transfer from residential mortgage loans to other assets	$3,856	$2,883
Transfer from investments in debt and equity of affiliates to CMBS	$11,769	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year Ended
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$47,926	$81,692
Restricted cash	14,392	43,677
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$62,318	$125,369

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

The Company’s Non-Agency RMBS and CMBS portfolios are generally not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government, or are collateralized by non-U.S. mortgages and are therefore subject to credit risk.

Collectively, the Company refers to Agency RMBS, Non-Agency RMBS, CMBS asset types as "real estate securities" or "securities."

Residential mortgage loans refer to performing, re-performing and non-performing loans collateralized by a first lien mortgage on residential mortgaged property located in any of the 50 states of the United States or in the District of Columbia. Commercial loans are collateralized by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates. The Company refers to its residential and commercial mortgage loans as "mortgage loans" or "loans."

Excess MSRs refer to the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust held by a U.S. government agency or GSE ("Agency Excess MSR").

Agency investments include Agency RMBS and Agency Excess MSRs, and credit investments include Non-Agency RMBS, CMBS, and loans.

Prior to December 31, 2019, the Company conducted its business through the following segments; (i) Securities and Loans and (ii) Single-Family Rental Properties. On November 15, 2019, the Company sold its portfolio of single-family rental properties ("SFR portfolio") to a third-party and no longer separated its business into segments. The sale of the Company's SFR portfolio has met the criteria for discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets and the related operating results are presented as income/(loss) from discontinued operations on the consolidated statement of operations. See Note 13 for further details.

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a privately-held, SEC-registered investment adviser, pursuant to a management agreement. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although many of the government restrictions were relaxed over the summer and early fall of 2020, these conditions, or some level thereof, are expected to continue over the near term and may continue throughout 2021, depending on state and local outbreaks and the success of availability of an effective vaccine.

Beginning in mid-March 2020, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. Refer to Note 2 "Financing arrangements" for further details related to the impact to the Company as a result of these economic conditions.

The full impact of COVID-19 on the mortgage REIT industry, the credit markets and, consequently, our financial condition and results of operations for future periods is uncertain and cannot be predicted at the current time as it depends on several factors beyond our control including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States and global public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or vaccination for COVID-19, (v) the impact of government interventions, and (vi) the negative impact on our borrowers, asset values and cost of capital.

2. Summary of significant accounting policies

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period presentation, primarily the inclusion of additional detail on certain asset classes within the real estate securities portfolio given the Company's reduction in portfolio size. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents includes cash invested in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2020, the Company held $47.9 million of cash and cash equivalents, none of which were cash equivalents. As of December 31, 2019, the Company held $81.7 million of cash and cash equivalents, of which $53.2 million were cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

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

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value is determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using third-party data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities," ASC 325-40, "Beneficial Interests in Securitized Financial Assets," or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Real estate securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." Purchases and sales of real estate securities are recorded on the trade date.

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

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses". This new guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value, with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under previous standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's unrealized and realized gain/(loss) amounts. As the Company measures its debt securities and loans at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Accounting for loans

Investments in loans are recorded in accordance with ASC 310-10, "Receivables." The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all loan activities will be recorded in a similar manner. As such, loans are recorded at fair value on the consolidated balance sheets and any periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss) on real estate securities and loans, net." The Company recognizes certain upfront costs and fees relating to loans for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25. Purchases and sales of loans are recorded on the settlement date, concurrent with the completion of due diligence and the removal of any contingencies. Prior to the settlement date, the Company will include commitments to purchase loans within the Commitments and Contingencies footnote to the financial statements.

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

Residential Mortgage Loans

At purchase, the Company may aggregate its residential mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30. Mortgage loans that are delinquent 60 or more days are considered non-performing.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference. The adjustment is accounted for as a change in estimate in conformity with ASC 250, "Accounting Changes and Error Corrections" with the amount of periodic accretion adjusted over the remaining life of the loan. Refer to the "Recent Accounting Pronouncements" section below for more information on impairment recognition prior to the adoption of ASU 2016-13.

Commercial Loans

Commercial loans are classified as held for sale upon the Company determining that it intends to sell or liquidate the loan in the short-term and certain criteria have been met. Commercial loans meeting all criteria for reclassification are presented separately on the consolidated balance sheets in the "Commercial Loans Held for Sale" line item. Estimated costs incurred to sell a loan are included within the fair value of the loan.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, loans and its interest in AG Arc LLC. These types of investments may also be held directly by the Company. These entities have chosen to make a fair value election on their financial instruments and certain financing arrangements pursuant to ASC 825; as such, the Company will treat these financial instruments and financing arrangements consistently with this election.

On December 9, 2015, the Company, alongside private funds managed by Angelo Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). In June 2016, Arc Home closed on the acquisition of a Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae seller/servicer of residential mortgages. Through this subsidiary, Arc Home originates conforming, Government, Jumbo, Non-QM, and other non-conforming residential mortgage loans and retains the mortgage servicing rights associated with the loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary. As a result, income or losses recognized by the Company from its investment in AG Arc are recorded in "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly "Non-QM" loans, which are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau. Non-QM Loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year.

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing").

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheet and the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations (in thousands).

	December 31, 2020				December 31, 2019
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
Non-QM Loans (1)	$153,200	$(111,135)	$42,065	$(26,511)	$254,276	$(200,257)	$54,019	$6,024
Land Related Financing	22,824	—	22,824	2,620	16,979	—	16,979	844
Other (2)	41,940	(5,588)	36,352	(998)	101,871	(56,811)	45,060	10,426
Real Estate Securities and Loans, at fair value	$217,964	$(116,723)	$101,241	$(24,889)	$373,126	$(257,068)	$116,058	$17,294
AG Arc, at fair value	45,341	—	45,341	23,260	28,546	—	28,546	(9,650)
Cash and Other assets/(liabilities)	5,279	(1,194)	4,085	—	12,953	(1,246)	11,707	—
Investments in debt and equity of affiliates	$268,584	$(117,917)	$150,667	$(1,629)	$414,625	$(258,314)	$156,311	$7,644
(1)As of December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $17.3 million whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(2)Certain loans held in securitized form are presented net of non-recourse securitized debt.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company entered into a resecuritization transaction in 2014 (the "December 2014 VIE") which resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization were transferred. The transferred assets were recorded as a secured borrowing. The Company has chosen to make a fair value election pursuant to ASC 825 for its secured borrowings. As of December 31, 2020, the Company did not hold any interest in the December 2014 VIE. In connection with the deconsolidation that occurred during the current period, the Company recorded a realized gain of $2.1 million. See Note 3 below for more detail.

The Company transferred certain of its CMBS in the third quarter of 2018 from certain of its non-wholly owned subsidiaries into a newly formed wholly owned entity so the Company could obtain financing on these real estate securities (the "August 2018 VIE"). The Company determined that the August 2018 VIE should be consolidated. As of December 31, 2020, the Company did not hold any interest in the August 2018 VIE. In connection with the deconsolidation that occurred during the current period the Company recorded a loss of $8.3 million. See Note 3 below as well as the "Investments in debt and equity of affiliates" section above for more detail.

The Company entered into securitization transactions of certain of its re-performing residential mortgage loans, which resulted in the Company consolidating the respective VIEs that were created to facilitate these transactions and to which the underlying assets in connection with these securitizations were transferred (the "August 2019 VIE" and the "September 2020 VIE"). Based on the evaluations of each VIE, the Company concluded that the VIEs should be consolidated and, as a result, transferred assets of these VIEs were determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the August 2019 VIE and September 2020 VIE. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," whereby the Company determines whether the fair value of the assets or liabilities of the August 2019 VIE and September 2020 VIE are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the August 2019 VIE and September 2020 VIE are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 4 for more detail regarding these VIEs. Refer to Note 5 related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

From time to time the Company purchases residual positions where it consolidates the securitization and the positions are recorded on the Company's books as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

The Company may periodically enter into transactions in which it transfers assets to a third-party. Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest income recognition

Interest income on the Company’s real estate securities portfolio and loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities or loans. The Company has elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all securities and loans accounted for under the fair value option in accordance with ASC 825, "Financial Instruments". As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities or loans in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs," ASC 320-10 or ASC 325-40, as applicable. Total interest income is recorded in the "Interest income" line item on the consolidated statement of operations.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally Non-Agency RMBS, CMBS, interest-only securities and Excess MSRs). In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

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

Financing arrangements

The Company finances the acquisition of certain assets within its portfolio through the use of financing arrangements. Financing arrangements include repurchase agreements and revolving facilities. Repurchase agreements and revolving facilities are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and revolving facilities approximates fair value.

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of assets pledged under repurchase agreements and revolving facilities, lenders may require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2020 and December 31, 2019, the Company had met all margin call requirements.

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

Refer to Note 12 for more information on deficiencies, all of which have been settled.

Dividends on Preferred Stock

Holders of the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.25%, 8.00% and 8.000% per annum, respectively, of the $25.00 per share liquidation preference for each series. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR plus a spread of 6.476% per annum. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The undeclared and unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its common stock. See Note 11 for further detail on the Company’s Preferred Stock.

Accounting for derivative financial instruments

The Company enters into derivative contracts as a means of mitigating interest rate risk or foreign currency risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2020 and December 31, 2019, the Company did not have any interest rate

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Deal related performance fees

The Company may incur deal related performance fees, payable to Arc Home and third-party operators, on certain of its CMBS, Excess MSRs, and Land Related Financing. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are incurred and are included in the "Other operating expenses" and "Equity in earnings/(loss) from affiliates" line items on the consolidated statement of operations.

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

Compensation cost related to restricted common shares and restricted stock units issued to the Company’s directors and the Manager are measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Restricted stock units issued to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. Restricted stock units are measured at fair value reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at an assumed risk free rate.

Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses". This guidance significantly changes how entities will measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The guidance replaces the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. It requires entities to record credit allowances for available-for-sale debt securities rather than reduce the carrying amount, as it currently is under the other-than temporary impairment model. The new guidance also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities and loans measured at fair value with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under previously existing standards. As the new guidance eliminates the accounting for other than temporary impairment, this guidance had an impact on the Company's unrealized and realized gain/(loss) amounts. As the Company measures its debt securities and loans at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements. See the "Accounting for real estate securities" and "Interest income recognition" sections above for more detail.

In March 2020, FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. This ASU was effective upon its issuance on March 12, 2020 and applies to all entities that have contracts, hedging relationships and other transactions that reference LIBOR and certain other reference rates that are expected

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
to be discontinued. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, this ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2020 and December 31, 2019 ($ in thousands). The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

December 31, 2020				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$494,307	$22,368	$516,675	$1,794	$(117)	$518,352	2.10%	1.17%

Credit Investments:
Residential Investments
Prime	15,093	(7,081)	8,012	663	(10)	8,665	3.68%	8.97%
Alt-A/Subprime	16,287	(9,377)	6,910	4,586	—	11,496	4.25%	12.52%
Credit Risk Transfer	13,880	—	13,880	15	(587)	13,308	4.71%	4.70%
Non-U.S. RMBS	2,435	706	3,141	51	(92)	3,100	6.45%	6.41%
Non-Agency RMBS Interest Only (2)	157,590	(157,513)	77	207	(48)	236	0.53%	NM
Re/Non-Performing Securities	1,690	(238)	1,452	149	—	1,601	5.25%	14.05%
Total Residential Investments:	206,975	(173,503)	33,472	5,671	(737)	38,406	2.01%	8.50%
Commercial Investments
Conduit	4,925	(1,024)	3,901	—	(606)	3,295	4.62%	11.89%
Single-Asset/Single-Borrower	50,480	(1,494)	48,986	668	(9,464)	40,190	4.15%	4.81%
Freddie Mac K-Series CMBS	22,572	(12,062)	10,510	47	(1,557)	9,000	3.83%	9.00%
CMBS Interest Only (3)	687,077	(682,961)	4,116	256	(69)	4,303	0.10%	6.93%
Total Commercial Investments:	765,054	(697,541)	67,513	971	(11,696)	56,788	0.44%	6.04%
Total Credit Investments:	972,029	(871,044)	100,985	6,642	(12,433)	95,194	0.65%	7.04%

Total	$1,466,336	$(848,676)	$617,660	$8,436	$(12,550)	$613,546	1.18%	2.08%
(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.
(2)Non-Agency RMBS Interest Only includes only two investments. The overall impact of the investments' yields on the Company's portfolio is immaterial.
(3)Comprised of Freddie Mac K-Series interest-only bonds.

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

The following tables detail the weighted average life of our real estate securities as of December 31, 2020 and December 31, 2019 ($ in thousands):

December 31, 2020	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$31,166	$39,588	1.81%
Greater than one year and less than or equal to five years	181,947	181,209	2.29%	20,131	21,634	0.33%
Greater than five years and less than or equal to ten years	336,405	335,466	2.00%	20,310	20,808	0.36%
Greater than ten years	—	—	—	23,587	18,955	4.18%
Total	$518,352	$516,675	2.10%	$95,194	$100,985	0.65%
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

For the year ended December 31, 2020, the Company sold 343 securities for total proceeds of $2.7 billion, recording realized gains of $54.5 million and realized losses of $180.4 million. For the year ended December 31, 2019, the Company sold 90 securities for total proceeds of $1.2 billion, recording realized gains of $34.6 million and realized losses of $4.7 million.

Variable interest entities

The following table details certain information related to the December 2014 VIE and August 2018 VIE as further described in Note 2 as of December 31, 2019 (in thousands). As of December 31, 2020, the Company did not hold any interest in these VIEs.

December 31, 2019
Assets
Real estate securities, at fair value:
Non-Agency	$13,838
CMBS	94,500
Other assets	808
Total assets	$109,146

Liabilities
Financing arrangements	$70,712
Securitized debt, at fair value	7,230
Other liabilities	3,553
Total liabilities	$81,495

The holders of the consolidated tranche of the December 2014 VIE, shown within the Non-Agency line item above, had no recourse to the general credit of the Company and the Company had no obligation to provide any other explicit or implicit support to the December 2014 VIE. Except for restricted cash, shown within the Other assets line item above, assets held by the August 2018 VIE were not restricted and could have been used to settle any obligations of the Company as of December 31, 2019. The liabilities of the August 2018 VIE were recourse to the Company and could be satisfied with assets of the Company as of December 31, 2019. As the Company does not hold any interest in the August 2018 VIE as of December 31, 2020, the liabilities of the August 2018 VIE are no longer recourse to the Company.

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
(3)As of December 31, 2019, the fair market value of the total resecuritized asset is included in the Company's consolidated balance sheets as "Non-Agency."

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

For the year ended December 31, 2020, the Company sold 2,412 loans for total proceeds of $397.9 million, recording realized gains of $1.9 million and realized losses of $59.3 million. For the year ended December 31, 2019, the Company sold 79 loans for total proceeds of $12.8 million, recording realized gains of $1.0 million and realized losses of $0.2 million.

The table below details information regarding the Company’s residential mortgage loan portfolio as of December 31, 2020 and December 31, 2019 ($ in thousands). The gross unrealized gains/(losses) stated in the tables below represents inception to date unrealized gains/(losses).

				Gross Unrealized			Weighted Average
As of	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
December 31, 2020 (2)	$500,980	$(69,007)	$431,973	$13,640	$(10,172)	$435,441	3.58%	5.69%	6.67
December 31, 2019 (3)	464,041	(55,219)	408,822	9,065	(102)	417,785	4.09%	5.72%	7.36
(1)This is based on projected life. Typically, actual maturities of residential mortgage loans are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)As of December 31, 2020, the Company’s residential mortgage loan portfolio was comprised of 3,273 conventional loans with original loan balances between $5.6 thousand and $3.4 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $37.1 million.
(3)As of December 31, 2019, the Company’s residential mortgage loan portfolio was comprised of 3,413 conventional loans with original loan balances between $3.8 thousand and $3.4 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $35.6 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The table below details information regarding the Company’s re-performing and non-performing residential mortgage loans as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Re-Performing	$312,733	$347,359	$330,234	$357,678
Non-Performing	113,976	134,129	87,551	106,363
Other (1)	8,732	19,492	—	—
	$435,441	$500,980	$417,785	$464,041
(1)Represents residual positions where the Company consolidates a securitization and the positions are recorded on the Company's books as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

As described in Note 2, prior to the adoption of ASU 2016-13, the Company evaluated loans for OTTI on at least a quarterly basis. Please refer to Note 2 for the Company's treatment of OTTI. For the year ended December 31, 2019, the Company recognized $0.2 million of OTTI on certain loan pools, which is included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The Company recorded the $0.2 million of OTTI where the fair values of the loan pools were less than their carrying amounts. The $0.2 million related to a loan pool with an unpaid principal balance of $153.2 million, a fair value of $144.8 million and an average fair value of $74.8 million for the year ended December 31, 2019. The Company recognized $1.5 million of interest income on the loan pools where OTTI was taken during the year ended December 31, 2019.

The Company’s mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s mortgage loan portfolio as of December 31, 2020 and December 31, 2019, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	December 31, 2020	December 31, 2019
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	17%	19%
Florida	11%	11%
New York	10%	9%
New Jersey	6%	6%

The Company records interest income on an effective interest basis. The accretable discount is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan. The following is a summary of the changes in the accretable portion of discounts for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Beginning Balance	$168,877	$79,610
Additions	160,132	108,275
Accretion	(27,683)	(16,169)
Reclassifications from/(to) non-accretable difference	(10,295)	2,411
Disposals	(120,740)	(5,250)
Ending Balance	$170,291	$168,877

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Variable interest entities

The following table details certain information related to the assets and liabilities of the August 2019 VIE and September 2020 VIE, as further described in Note 2, as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Assets
Residential mortgage loans, at fair value	$426,604	$255,171
Restricted cash	2,110	—
Other assets	3,705	898
Total assets	$432,419	$256,069

Liabilities
Financing arrangements	$25,590	$24,584
Securitized debt, at fair value	355,159	217,118
Other liabilities	519	596
Total liabilities	$381,268	$242,298

The following table details additional information regarding loans and securitized debt related to the August 2019 VIE and September 2020 VIE as of December 31, 2020 and December 31, 2019 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
December 31, 2020
August 2019 VIE	Residential mortgage loans	$238,487	$222,282	3.79%	5.44%	6.86
	Securitized debt	197,955	196,338	2.97%	3.01%	5.20
September 2020 VIE	Residential mortgage loans	$242,859	$204,322	3.37%	5.80%	6.70
	Securitized debt	158,676	158,821	2.98%	2.98%	2.17
December 31, 2019
August 2019 VIE	Residential mortgage loans	$263,956	$255,171	3.96%	5.11%	7.66
	Securitized debt	217,455	217,118	2.92%	2.86%	5.00
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

Commercial loans

For the year ended December 31, 2020, the Company sold two commercial loans, for total proceeds of $36.9 million, recording realized losses of $6.5 million. For the year ended December 31, 2019, the Company did not sell any commercial loans. Refer to Note 16 for more information on sales subsequent to year end.

During the fourth quarter of 2020, the Company and the borrower of Loan L entered into a modification agreement to, among other things, require the borrower to pay previously deferred interest in full, defer interest for the following 12-month period and require funding of capital reserves by the borrower. The loan was placed on non-accrual status upon modification. As a result of the modification, the loan is classified as a troubled debt restructuring under GAAP.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present detail on the Company’s commercial loan portfolio as of December 31, 2020 and December 31, 2019 ($ in thousands). The gross unrealized gains/(losses) columns in the tables below represent inception to date unrealized gains/(losses).

December 31, 2020						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Extended Maturity Date (7)	Location	Collateral Type
Commercial Loans, at fair value
Loan G (8)(9)	$59,451	$—	$59,451	$(3,940)	$55,511	5.27%	5.27%	1.54	July 9, 2022	CA	Condo, Retail, Hotel
Loan K (10)	15,787	—	15,787	(1,100)	14,687	10.00%	10.83%	1.27	February 9, 2024	NY	Hotel, Retail
Loan L (10)	51,000	(337)	50,663	(9,312)	41,351	N/A	N/A	3.61	July 22, 2024	IL	Hotel, Retail
	126,238	(337)	125,901	(14,352)	111,549	3.73%	4.05%	2.34
Commercial Loans Held for Sale, at fair value
Loan I (11)(12)	15,929	(175)	15,754	(1,795)	13,959	11.50%	12.23%	2.22	February 9, 2023	MN	Office, Retail
Total	$142,167	$(512)	$141,655	$(16,147)	$125,508	4.60%	4.96%	2.33
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Refer to Note 12 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of December 31, 2020.
(3)Pricing is reflective of marks on unfunded commitments.
(4)Each commercial loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities of commercial mortgage loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan G is a first mortgage loan.
(9)Loan G has been amended and has been extended to its extended maturity date upon reaching its initial maturity of July 9, 2020. Subsequent to year end, the Company sold Loan G. Refer to Note 16 for more information.
(10)Loan K and Loan L are comprised of first mortgage and mezzanine loans.
(11)Loan I is a mezzanine loan.
(12)During the fourth quarter, the Company and the borrower of Loan I entered into a modification agreement to, among other things, extend the term of the Loan, allow for a portion of the interest to be deferred and increase the capital commitment amount by $6.0 million. This loan was classified as held for sale during the fourth quarter in accordance with the Company's accounting policy as detailed in Note 2. Subsequent to year end, the Company sold Loan I. Refer to Note 16 for more information.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5. Fair value measurements

As described in Note 2, the fair value of financial instruments that are recorded at fair value is determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, management determines fair value using third-party data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

Values for the Company’s securities, Excess MSRs, securitized debt of the December 2014 VIE and derivatives are based upon prices obtained from third-party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

In determining the fair value of the Company's mortgage loans and securitized debt relating to the August 2019 VIE and the September 2020 VIE, the Company considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates. Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair values established for mortgage loans held by the Company may differ from the fair values that would have been established if a ready market existed for these mortgage loans.

Management may also base its valuation on prices obtained from a third-party pricing service provider to assess and corroborate the valuation of a selection of investments in the Company’s loan portfolio and the Company's investment in Arc Home on a periodic basis. These third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager.

TBA instruments are similar in form to the Company’s Agency RMBS portfolio, and the Company therefore estimates fair value based on similar methods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Cash equivalents may include investments in money market funds that invest primarily in short term U.S. Treasury and Agency securities. These cash equivalent instruments are valued at their market quoted prices, which generally approximate cost plus accrued interest.

Refer to Note 2 for more information on changes regarding the Company's leveling policy.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$518,352	$—	$518,352
Credit Investments:
Non-Agency RMBS (1)	—	35,070	3,100	38,170
Non-Agency RMBS Interest Only	—	236	—	236
CMBS (2)	—	52,485	—	52,485
CMBS Interest Only	—	4,303	—	4,303
Residential mortgage loans	—	2,134	433,307	435,441
Commercial loans	—	—	125,508	125,508
Excess mortgage servicing rights	—	—	3,158	3,158
AG Arc (3)	—	—	45,341	45,341
Total Assets Measured at Fair Value	$—	$612,580	$610,414	$1,222,994

Liabilities:
Securitized debt	$—	$—	$(355,159)	$(355,159)
Derivative liabilities	—	(68)	—	(68)
Total Liabilities Measured at Fair Value	$—	$(68)	$(355,159)	$(355,227)
(1)Non-Agency RMBS is comprised of Prime, Alt-A/Subprime, Non-US RMBS, and Re/Non-Performing Securities.
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2020 and December 31, 2019.

Refer to the tables below for details on transfers between the Level 3 and Level 2 categories under ASC 820. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency, which are detailed in Note 2. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended December 31, 2020 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$630,115	$1,074	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	(210,709)	(1,074)	(170,816)	(22,055)	—	—	—	—	7,230
Purchases/Reclassifications	1,559	—	3,540	—	536,710	33,254	20	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	(166,487)
Capital distributions	—	—	—	—	—	—	—	(6,466)	—
Proceeds from sales/redemptions	(362,199)	—	(148,111)	(21,995)	(393,876)	(36,924)	(8,460)	—	—
Proceeds from settlement	(12,636)	—	(9,367)	—	(63,882)	(6,369)	—	—	29,312
Total net gains/(losses) (2)
Included in net income	(43,030)	—	(41,812)	(3,942)	(63,430)	(23,139)	(6,177)	23,261	(866)
Ending Balance	$3,100	$—	$—	$—	$433,307	$125,508	$3,158	$45,341	$(355,159)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2020 (3)	$(106)	$—	$—	$—	$(6,593)	$(16,669)	$(2,564)	$23,261	$(866)
(1)Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2020, the Company transferred 50 Non-Agency RMBS securities, 2 Non-Agency Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities and 1 Securitized Debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. For the year ended December 31, 2020, the Company transferred 1 securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Refer to Note 2 for more information on changes regarding the Company's leveling policy.
(2)Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(59,812)
Unrealized gain/(loss) on derivative and other instruments, net	(3,254)
Net realized gain/(loss)	(119,330)
Equity in earnings/(loss) from affiliates	23,261
Total	$(159,135)
(3)Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$(23,368)
Unrealized gain/(loss) on derivative and other instruments, net	(3,430)
Equity in earnings/(loss) from affiliates	23,261
Total	$(3,537)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2019 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	ABS	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$491,554	$3,099	$21,160	$211,054	$50,331	$186,096	$98,574	$26,650	$20,360	$(10,858)
Transfers (1):
Transfers into level 3	87,070	—	—	—	—	—	—	—	—	—
Transfers out of level 3	(57,140)	—	—	(5,280)	—	—	—	—	—	—
Purchases/Reclassifications	261,847	—	1,632	208,871	5,123	263,110	102,619	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	—	(65,171)
Capital contributions	—	—	—	—	—	—	—	—	17,836	—
Proceeds from sales/redemptions	(115,616)	—	(14,183)	(25,792)	(2,632)	(12,780)	—	—	—	—
Proceeds from settlement	(59,274)	—	(9,446)	(38,162)	—	(30,422)	(43,217)	—	—	3,618
Total net gains/(losses) (2)
Included in net income	21,674	(2,025)	837	15,875	(4,830)	11,781	710	(8,875)	(9,650)	(4)
Ending Balance	$630,115	$1,074	$—	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2019 (3)	$11,984	$(529)	$—	$12,430	$(4,704)	$10,689	$710	$(6,240)	$(9,650)	$(4)
(1)Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2019, the Company transferred 14 Non-Agency RMBS securities into the Level 3 category from the Level 2 category and 6 Non-Agency RMBS securities and 2 CMBS security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2)Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$33,256
Unrealized gain/(loss) on derivative and other instruments, net	(8,879)
Net realized gain/(loss)	10,766
Equity in earnings/(loss) from affiliates	(9,650)
Total	$25,493
(3)Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

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

Asset Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	8.05% - 8.05% (8.05%)
Non-Agency RMBS	$1,601	Discounted Cash Flow	Projected Collateral Prepayments	5.46% - 5.46% (5.46%)
			Projected Collateral Losses	5.37% - 5.37% (5.37%)
			Projected Collateral Severities	'-20.89% - -20.89% (-20.89%)
	$1,499	Consensus Pricing	Offered Quotes	91.59 - 91.59 (91.59)
			Yield	4.50% - 10.00% (5.01%)
Residential Mortgage Loans	$426,709	Discounted Cash Flow	Projected Collateral Prepayments	4.30% - 9.31% (7.28%)
			Projected Collateral Losses	1.66% - 5.75% (2.58%)
			Projected Collateral Severities	-9.29% - 49.43% (15.68%)
	$6,598	Consensus Pricing	Offered Quotes	82.03 - 106.29 (99.96)
			Yield	10.95% - 39.54% (14.09%)
Commercial Loans	$125,508	Discounted Cash Flow	Credit Spread	1001 bps - 3304 bps (1279 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
			Loan-to-Value	43.60% - 97.50% (62.04%)
			Yield	9.00% - 9.70% (9.08%)
Excess Mortgage Servicing Rights	$3,073	Discounted Cash Flow	Projected Collateral Prepayments	11.11% - 15.51% (12.49%)
	$85	Consensus Pricing	Offered Quotes	0.25 - 0.25 (0.25)
AG Arc	$45,341	Comparable Multiple	Book Value Multiple	1.05x - 1.05x (1.05x)

Liability Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.45% - 5.50% (2.98%)
Securitized debt	$(355,159)	Discounted Cash Flow	Projected Collateral Prepayments	5.90% - 8.20% (7.17%)
			Projected Collateral Losses	1.94% - 3.46% (2.62%)
			Projected Collateral Severities	12.70% - 20.03% (16.75%)
(1)Amounts are weighted based on fair values.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	1.71% - 100.00% (5.99%)
Non-Agency RMBS	$625,537	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 100.00% (14.60%)
			Projected Collateral Losses	0.00% - 100.00% (2.93%)
			Projected Collateral Severities	0.00% - 100.00% (21.37%)
	$4,578	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
			Yield	27.50% - 27.50% (27.50%)
Non-Agency RMBS Interest Only	$1,074	Discounted Cash Flow	Projected Collateral Prepayments	18.00% - 18.00% (18.00%)
			Projected Collateral Losses	2.00% - 2.00% (2.00%)
			Projected Collateral Severities	35.00% - 35.00% (35.00%)
			Yield	0.00% - 13.89% (6.33%)
CMBS	$366,566	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 0.00% (0.00%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	'-2.57% - 9.86% (4.19%)
CMBS Interest Only	$47,992	Discounted Cash Flow	Projected Collateral Prepayments	99.00% - 100.00% (99.93%)
			Projected Collateral Losses	0.00% - 0.00% (0.00%)
			Projected Collateral Severities	0.00% - 0.00% (0.00%)
			Yield	4.00% - 8.25% (4.81%)
Residential Mortgage Loans	$364,107	Discounted Cash Flow	Projected Collateral Prepayments	4.81% - 9.04% (7.78%)
			Projected Collateral Losses	1.64% - 4.94% (2.36%)
			Projected Collateral Severities	'-7.32% - 36.91% (23.15%)
	$53,678	Recent Transaction	Cost	N/A
			Yield	6.16% - 10.76% (6.86%)
Commercial Loans	$60,164	Discounted Cash Flow	Credit Spread	440 bps - 900 bps (510 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
	$98,522	Consensus Pricing	Offered Quotes	100.00 - 100.00 (100.00)
Excess Mortgage Servicing Rights			Yield	8.50% - 11.60% (9.20%)
	$17,633	Discounted Cash Flow	Projected Collateral Prepayments	9.35% - 16.90% (12.36%)
	$142	Consensus Pricing	Offered Quotes	0.01 - 0.40 (0.40)
AG Arc	$28,546	Comparable Multiple	Book Value Multiple	1.0x - 1.0x (1.0x)

Liability Class	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.98% - 4.70% (3.54%)
Securitized debt	$(72,415)	Discounted Cash Flow	Projected Collateral Prepayments	10.00% - 10.04% (10.04%)
			Projected Collateral Losses	2.04% - 3.50% (2.19%)
			Projected Collateral Severities	20.13% - 45.00% (22.61%)
(1)Amounts are weighted based on fair values.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2019.

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

Also, as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The valuations of commercial loans also require significant judgments, which include assumptions regarding capitalization rates, re-performance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
lenders and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of December 31, 2020 and December 31, 2019 ($ in thousands).

	December 31, 2020						December 31, 2019
			Weighted Average		Collateral (1)(2)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Agency RMBS	$435,893	Jan 2021	0.21%	0.04	$459,684	$460,949	$2,109,278
Non-Agency RMBS	14,550	Jan 2021 - Apr 2021	2.34%	0.08	24,009	28,653	565,450
CMBS	24,881	Jan 2021 - Feb 2021	2.66%	0.04	51,961	42,669	312,627
Residential Mortgage Loans	25,590	Mar 2021	2.38%	0.21	44,520	46,571	131,594
Commercial Loans	—	N/A	—	—	—	—	3,017
Total Repurchase Agreements	$500,914		0.51%	0.05	$580,174	$578,842	$3,121,966

Revolving Facilities (3)(4)
Commercial Loans (5)(6)(7)	$63,133	Aug 2023	2.79%	2.60	$110,114	$96,862	$89,956
Residential Mortgage Loans (8)	—	N/A	—	—	—	—	21,546
Total Revolving Facilities	$63,133		2.79%	2.60	$110,114	$96,862	111,502
Total Financing Arrangements	$564,047		0.76%	0.33	$690,288	$675,704	$3,233,468
(1)The Company also had $1.4 million of cash pledged under repurchase agreements as of December 31, 2020.
(2)The amounts pledged as collateral under Residential Mortgage Loans represent certain of the Company's retained interests in securitizations. Refer to Note 4 for more information on the August 2019 VIE and September 2020 VIE.
(3)All revolving facilities listed above are interest only until maturity.
(4)Under the terms of the Company’s financing agreements, the Company's financial counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(5)Increasing the Company's borrowing capacity under this facility requires consent of the lender.
(6)The funding cost on this facility is inclusive of the impact of deferred financing costs. The stated rate was 2.30% as of December 31, 2020.
(7)The borrowing capacity on the commercial loan revolving facility is $100 million.
(8)During the second quarter of 2020, this facility was paid off.

The following table presents contractual maturity information about the Company's borrowings under repurchase agreements and revolving facilities at December 31, 2020 (in thousands).

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Repurchase Agreements
Agency RMBS	$435,893	$—	$—	$—	$435,893
Non-Agency RMBS	9,166	4,340	1,044	—	14,550
CMBS	18,534	6,347	—	—	24,881
Residential Mortgage Loans	—	25,590	—	—	25,590
Total Repurchase Agreements	$463,593	$36,277	$1,044	$—	$500,914

Revolving Facilities
Commercial Loans	$—	$—	$—	$63,133	$63,133

Total Financing Arrangements	$463,593	$36,277	$1,044	$63,133	$564,047

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Repurchase agreements

A vast majority of the Company's financing arrangements have historically been effectuated through repurchase agreements. The Company pledges certain real estate securities and loans as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The Company calculates haircuts on its financing arrangements by dividing the equity on each borrowing by the current fair value of each investment. Repurchase agreements are accounted for as financings and require the repurchase of the transferred assets at the end of each agreement’s term, typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value due to their short-term maturities or floating rate coupons. If the Company maintains the beneficial interest in the specific assets pledged during the term of the borrowing, it receives the related principal and interest payments. If the Company does not maintain the beneficial interest in the specific assets pledged during the term of the borrowing, it will have the related principal and interest payments remitted to it by the lender. Interest rates on these borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time the Company may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. If the fair value of pledged assets declines due to changes in market conditions or the publishing of monthly security paydown factors, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s repurchase agreements disclosed in the tables below represent the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. Under the terms of the Company’s master repurchase agreements, the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us.

Counterparties

The Company has reduced its exposure to various counterparties, bringing the total number of counterparties with debt outstanding down from 30 as of December 31, 2019 to 5 as of December 31, 2020.

The following tables present information at December 31, 2020 and December 31, 2019 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

December 31, 2020
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$28,091	19	6.9%
Credit Suisse AG, Cayman Islands Branch	26,305	35	6.4%
Barclays Capital Inc.	24,890	15	6.1%

December 31, 2019
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Barclays Capital Inc	$77,334	277	9.1%
Citigroup Global Markets Inc.	50,263	22	5.9%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. As of December 31, 2020, the Company is in compliance with all of its financial covenants.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Other assets
Interest receivable	$2,962	$13,548
Derivative assets, at fair value	—	2,282
Other assets	5,538	4,378
Due from broker	907	1,697
Total Other assets	$9,407	$21,905

Other liabilities
Interest payable	$853	$10,941
Derivative liabilities, at fair value	68	411
Due to affiliates (1)	14,041	5,226
Accrued expenses	2,521	6,175
Taxes payable	—	815
Due to broker	1,272	1,107
Total Other liabilities	$18,755	$24,675
(1)Refer to Note 10 for more information related to the secured debt and other outstanding payables to affiliates.

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

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at December 31, 2020 and December 31, 2019 (in thousands).

Derivatives and Other Instruments	Designation	Balance Sheet Location	December 31, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	Non-Hedge	Other assets	$—	$199
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	Non-Hedge	Other liabilities	(68)	(411)
Payer Swaptions	Non-Hedge	Other assets	—	2,083
(1)As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. As of December 31, 2019, the Company applied a reduction in fair value of $10.8 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	December 31, 2020	December 31, 2019
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$417,000	$1,848,750
Payer Swaptions	USD	—	650,000
Short positions on British Pound Futures (1)	GBP	3,313	6,563
Short positions on Euro Futures (2)	EUR	—	1,500
(1)Each British Pound Future contract embodies £62,500 of notional value.
(2)Each Euro Future contract embodies €125,000 of notional value.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of December 31, 2020 and December 31, 2019. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of December 31, 2020, the Company pledged cash of $10.8 million as collateral against certain derivatives. Of the $10.8 million of cash pledged as collateral against certain derivatives, $1.1 million represents amounts related to variation margin. As of December 31, 2019, the Company pledged real estate securities with a fair value of $3.0 million and cash of $32.1 million as collateral against certain derivatives. Of the $32.1 million of cash pledged as collateral against certain derivatives, $8.5 million represents amounts related to variation margin. The Company’s counterparties posted a de minimis amount of cash as collateral against certain derivatives as of December 31, 2019.
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

As of December 31, 2020, the Company’s interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of December 31, 2020 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2025	$296,000	0.39%	0.23%	4.76
2026	20,000	0.45%	0.24%	5.01
2030	86,000	0.76%	0.23%	9.77
2031	15,000	0.95%	0.24%	10.01
Total/Wtd Avg	$417,000	0.49%	0.23%	5.99

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

The following tables present information about the Company’s TBAs for the years ended December 31, 2020 and December 31, 2019 (in thousands):

For the Year Ended December 31, 2020
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$—	$728,000	$(728,000)	$—	$—	$—	$—	$—

For the Year Ended December 31, 2019
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
TBAs - Long	$—	$1,994,500	$(1,994,500)	$—	$—	$—	$—	$—
TBAs - Short	$—	$485,000	$(485,000)	$—	$—	$—	$—	$—

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Gains/(losses) related to derivatives and other instruments

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$(10,276)	$(641)
Eurodollar Futures	—	1,001
Swaptions	354	1,325
U.S. Treasury Futures	—	(145)
British Pound Futures	38	(102)
Euro Futures	20	(20)
U.S. Treasuries	—	82
	(9,864)	1,500
Included within Net realized gain/(loss)
Interest Rate Swaps	(65,368)	(62,147)
Eurodollar Futures	—	(1,122)
Swaptions	(2,437)	(1,514)
U.S. Treasury Futures	—	(31)
British Pound Futures	259	(605)
Euro Futures	68	(7)
TBAs (1)	4,610	1,262
U.S. Treasuries	31	(18)
	(62,837)	(64,182)
Total income/(loss)	$(72,701)	$(62,682)
(1)For the year ended December 31, 2020, gains and losses from purchases and sales of TBAs consisted of $0.3 million of net TBA dollar roll net interest income and net gains of $4.3 million due to price changes. For the year ended December 31, 2019, gains and losses from purchases and sales of TBAs consisted of $1.0 million of net TBA dollar roll net interest income and net gains of $0.3 million due to price changes.

8. Earnings per share

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2020 and December 31, 2019 (in thousands, except per share data):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator:
Net Income/(Loss) from Continuing Operations	$(421,585)	$97,338
Gain on Exchange Offers, net (Note 11)	10,574	—
Dividends on preferred stock	(20,549)	(16,122)
Net income/(loss) from continuing operations available to common stockholders	(431,560)	81,216
Net Income/(Loss) from Discontinued Operations	666	(4,416)
Net Income/(Loss) available to common stockholders	$(430,894)	$76,800

Denominator:
Basic weighted average common shares outstanding	35,191	32,192
Dilutive effect of restricted stock units	—	11
Diluted weighted average common shares outstanding	35,191	32,203

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(12.26)	$2.52
Discontinued Operations	0.02	(0.13)
Basic Earnings/(Loss) Per Share of Common Stock:	$(12.24)	$2.39

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(12.26)	$2.52
Discontinued Operations	0.02	(0.13)
Diluted Earnings/(Loss) Per Share of Common Stock:	$(12.24)	$2.39

The Company had no unvested restricted stock units as of December 31, 2020 and 20 thousand unvested restricted outstanding stock units as of December 31, 2019.

Restricted stock units issued to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding.

The following tables detail the Company's common stock dividends during the years ended December 31, 2020 and December 31, 2019:

2020
Declaration Date	Record Date	Payment Date	Dividend Per Share
12/22/2020	12/31/2020	1/29/2021	$0.03

2019
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/15/2019	3/29/2019	4/30/2019	$0.50
6/14/2019	6/28/2019	7/31/2019	0.50
9/6/2019	9/30/2019	10/31/2019	0.45
12/13/2019	12/31/2019	1/31/2020	0.45
Total			$1.90

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables detail our preferred stock dividends during the years ended December 31, 2020 and December 31, 2019:

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
11/6/2020	11/30/2020	12/17/2020	1.54689	1.50	1.50
Total			$2.06252	$2.00	$2.00

2019			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/15/2019	2/28/2019	3/18/2019	$0.51563	$0.50	$—
5/17/2019	5/31/2019	6/17/2019	0.51563	0.50	—
8/16/2019	8/30/2019	9/17/2019	0.51563	0.50	—
11/15/2019	11/29/2019	12/17/2019	0.51563	0.50	0.50
Total			$2.06252	$2.00	$0.50

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

For the year ended December 31, 2019, the Company elected to satisfy the REIT distribution requirements in part with a dividend paid in 2020. Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the years ended December 31, 2020 and December 31, 2019, the Company recorded excise tax expense of $(0.8) million and $0.5 million, respectively. The reversal of the previously accrued excise tax expense during the current year is a result of losses resulting from market conditions associated with the COVID-19 pandemic. In conjunction with the payment due as of December 31, 2019, the Company accrued an excise tax payable of $0.8 million, which as included in the "Other liabilities" line item on the consolidated balance sheet.

The Company files tax returns in several U.S. jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Cash distributions declared by the Company that do not exceed its current or accumulated earnings and profits will be considered ordinary income to stockholders for income tax purposes unless all or a portion of a distribution is designated by the Company as a capital gain dividend. Distributions in excess of the Company’s current and accumulated earnings and profits will be characterized as return of capital or capital gains. For the year ended December 31, 2020, all distributions were in the form of preferred dividends and were characterized as return of capital. For the year ended December 31, 2019, all income distributed was in the form of common and preferred dividends and was characterized as ordinary income.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2020 and December 31, 2019. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2020 and December 31, 2019, no event of termination had occurred. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement.

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

For the years ended December 31, 2020 and December 31, 2019, the Company incurred management fees of $7.2 million and $9.8 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the management fee effective the first quarter of 2020 through September 30, 2020.

On September 24, 2020, the Company and the Manager executed another amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the accrued base management fee owed to it in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to accept (i) 1,215,370 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

Termination fee

The termination fee, payable upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, will be equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2020 and December 31, 2019, no event of termination of the management agreement had occurred.

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

Of the $14.5 million and $18.6 million of Other operating expenses for years ended December 31, 2020 and December 31, 2019, the Company has incurred $7.4 million and $7.5 million, respectively, representing a reimbursement of expenses. The Manager did not waive any expense reimbursements for the years ended December 31, 2020 and December 31, 2019.

Secured debt

On April 10, 2020, in connection with the first Forbearance Agreement, the Company issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to the Company. Additionally, on April 27, 2020, in connection with the second Forbearance Agreement, the Company and the Manager entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to the Company. The $10 million loan made by the Manager on April 10, 2020 is payable on March 31, 2021, and the $10 million loan made on April 27, 2020 was repaid in full with interest when it matured on July 27, 2020. The unpaid balance of the Note accrues interest at a rate of 6.0% per annum. Interest on the Note is payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note. The Note and accrued interest on the Note are included within the due to affiliates amount, which is included within the "Other Liabilities" line item in the consolidated balance sheets. See Note 7 for a breakout of the "Other liabilities" line item.

Restricted stock grants

Effective on April 15, 2020 upon the approval of the Company's stockholders at its Annual Meeting, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2020, 1,879,680 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 226,114 and 120,320 shares of restricted common stock to its independent directors under its equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and its 2020 Equity Incentive Plan, respectively. As of December 31, 2020, all the shares of restricted common stock granted to its independent directors have vested. Further, since its IPO, the Company has issued 40,250 shares of restricted common stock and 120,000 restricted stock units to its Manager under its 2011 equity incentive plans.

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	113,656	$18.91	108,624	$19.52
Granted (1)	126,785	3.56	25,030	15.97
Canceled/forfeited	—	—	—	—
Unrestricted	(20,009)	18.53	(19,998)	18.53
Outstanding at end of year	220,432	$10.85	113,656	$18.91
Unvested at end of year	—	$—	20,009	$18.53
(1)The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date. The grant date fair value of restricted stock units is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2020 and December 31, 2019, 146,794 and 45,028 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2020, the Company had no unrecognized compensation expense related to restricted stock units. The total fair value of restricted shares and units vested was approximately $0.8 million for the years ended December 31, 2020 and December 31, 2019 based on the closing price of the stock on the vesting date and grant date, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Equity based compensation expense of $0.6 million and $0.7 million was capitalized during the years ended December 31, 2020 and December 31, 2019, respectively, associated with the amortization of restricted stock and restricted stock units.

Director compensation

The Company pays a $160,000 annual base director’s fee to each independent director. Base director’s fees are paid 50% in cash and 50% in restricted common stock. Beginning January 1, 2021, the annual base director's fee for each independent director decreased to $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board. Beginning in 2019, the Company increased the annual fee paid to the lead independent director from $15,000 to $25,000. On March 25, 2020 and June 19, 2020, the Company's Board of Directors decreased from 5 independent directors to 4 independent directors and from 4 independent directors to 3 independent directors, respectively. On December 1, 2020, the Company's Board of Directors increased from 3 independent directors to 4 independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential and commercial real estate assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of December 31, 2020 and December 31, 2019.

The Company’s investment in AG Arc is reflected on the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of December 31, 2020 and December 31, 2019.

Arc Home may sell loans to the Company, to third-parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third-parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third-parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of December 31, 2020 and December 31, 2019, these Excess MSRs had fair value of approximately $3.5 million and $18.2 million, respectively. See below "Transactions with affiliates" for details regarding the sale of a portion of the Company's Excess MSRs during the third quarter of 2020.

During 2020, Arc Home began selling Non-QM Loans to a private fund under the management of Angelo Gordon. Arc Home sold $57.4 million of unpaid principal balance of Non-QM Loans to this affiliate of the Manager during 2020.

On August 29, 2017, the Company, alongside private funds under the management of Angelo Gordon, entered into the MATH LLC Agreement, which requires that MATH fund a capital commitment of $75.0 million to MATT. This commitment was increased by $25.0 million to $100.0 million on March 28, 2019 and by $5.0 million to $105.0 million on August 23, 2019 with amendments to the MATH LLC Agreement. On April 3, 2020, the financing arrangements within MATT were restructured as described below and the previously mentioned commitment was removed. The Company has an approximate 44.6% interest in MATH.

On April 3, 2020, the Company, alongside private funds under the management of Angelo Gordon, restructured its financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement requires all principal and interest on the underlying assets in MATT be used to pay down principal and interest on the outstanding financing arrangement. As of April 3, 2020, the Restructured Financing Arrangement is no longer a mark-to-market facility with respect to margin calls and is non-recourse to the Company. The Restructured Financing Arrangement provides for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by the Company of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty (which is a non-affiliate) will be entitled to 35%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
of the remaining equity in the assets. The Company evaluated this restructuring and concluded it was an extinguishment of debt. MATT has chosen to make a fair value election on this financing arrangement and the Company will treat this arrangement consistently with this election. The Restructured Financing Arrangement was amended subsequent to quarter end. Refer to Note 16 for further details.

The Company's investment in LOTS require it to fund various commitments in connection with the origination of Land Related Financing. Refer to Note 12 for additional information. The Company has an approximate 47.5% and 50% interest in LOTS I and LOTS II, respectively.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and Non-QM Loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its Non-QM Loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm for its Re/Non-Performing Loans and Non-QM Loans. In the third quarter of 2019, the third-party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third-party valuation firm to establish the fee level for Non-QM Loans in the third quarter of 2019. For the years ended December 31, 2020 and December 31, 2019, the fees paid by the Company to the Asset Manager totaled $2.7 million and $0.9 million, respectively.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. For years ended December 31, 2020 and December 31, 2019, the administrative fees paid by the Company to Arc Home totaled $0.2 million and $0.3 million, respectively.

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

In June 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $408.0 million were securitized. Certain senior tranches in the securitization were sold to third-parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $42.9 million as of June 30, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

In July 2019, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the "July 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the July 2019 Selling Affiliate had a total fair value of $2.0 million. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In September 2019, the Company, alongside private funds under the management of Angelo Gordon, participated, through its unconsolidated ownership interest in MATT, in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair market value of $415.1 million were securitized. Certain senior tranches in the securitization were sold to third-parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair market value of $28.7 million as of September 30, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

In October 2019, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities from an affiliate of the Manager (the "October 2019 Selling Affiliate"). As of the date of the trade, the real estate securities acquired from the October 2019 Selling Affiliate had a total fair value of $2.2 million. The October 2019 Selling

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Affiliate sold the real estate securities through a BWIC. Prior to the submission of the BWIC by the October 2019 Selling Affiliate, the Company submitted its bid for real estate securities to the October 2019 Selling Affiliate. The Company’s pre-submission of its bid allowed the Company to confirm third-party market pricing and best execution.

In November 2019, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $322.1 million were securitized. Certain senior tranches in the securitization were sold to third-parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $21.4 million as of December 31, 2019. The Company has a 44.6% interest in the retained subordinate tranches.

In February 2020, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $348.2 million were securitized. Certain senior tranches in the securitization were sold to third-parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $26.6 million as of March 31, 2020. The Company has a 44.6% interest in the retained subordinate tranches.

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

In August 2020, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $226.0 million were securitized. Certain senior tranches in the securitization were sold to third-parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $24.3 million as of September 30, 2020. The Company has a 44.6% interest in the retained subordinate tranches.

In August 2020, the Company, alongside private funds under the management of Angelo Gordon, sold its Ginnie Mae Excess MSR portfolio to Arc Home for total proceeds of $18.9 million. The portfolio had a total unpaid principal balance of $3.5 billion. The Company's share of the total proceeds approximated $8.5 million, representing its approximate 45% ownership interest. Arc Home subsequently sold its Ginnie Mae MSR portfolio to a third-party.

In October 2020, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and Excess MSRs from an affiliate of the Manager (the "October 2020 Selling Affiliate"). As of the date of the trade, the real estate securities and Excess MSRs acquired from the October 2020 Selling Affiliate had a total fair value of $0.5 million and $20.0 thousand, respectively. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

11. Equity

Stock repurchase program

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the years ended December 31, 2020 and December 31, 2019 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement, described below. For the year ended December 31, 2020, the Company sold 2.1 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $7.1 million. For the year ended December 31, 2019, the Company sold 503.7 thousand shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $8.6 million. Since inception of the program, the Company has sold approximately 3.6 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $34.7 million.

Shelf registration statement

On May 2, 2018, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Common stock offering

On February 14, 2019, the Company completed a public offering of 3,000,000 shares of its common stock and subsequently issued an additional 450,000 shares pursuant to the underwriters' exercise of their over-allotment option at a price of $16.70 per share. Net proceeds to the Company from the offering were approximately $57.4 million, after deducting estimated offering expenses.

Preferred stock

The Company completed a public offering of 4,000,000 shares of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share (the "Series C Preferred Stock") on September 17, 2019. The Company subsequently issued 600,000 shares of Series C Preferred Stock pursuant to the underwriters' exercise of their over-allotment option. The Company received total gross proceeds of $115.0 million and net proceeds of approximately $111.2 million, net of underwriting discounts, commissions and expenses. The Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are convertible to shares of the Company’s common stock. Holders of the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at the respective stated rate per annum before holders of the common stock are entitled to receive any cash dividends. The dividend rate of the Series A Preferred Stock and Series B Preferred Stock is 8.25% and 8.00% per annum, respectively, of the $25.00 per share liquidation preference. The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR plus a spread of 6.476% per annum. Shares of the Company’s Series A Preferred Stock and Series B Preferred Stock are currently redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Shares of the Company's Series C Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 17, 2024, or earlier under certain circumstances intended to preserve its qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December. The Company's Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Company's Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock voting together as a single class with the holders of all other classes or series of its preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Company's Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
apart for payment. In addition, certain material and adverse changes to the terms of any series of the Company's Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of the Company's Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock whose terms are being changed.

Dividends

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

On December 17, 2020, the Company paid its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. On December 22, 2020, the Company's Board of Directors declared a dividend of $0.03 per common share for the fourth quarter 2020. The dividend is payable on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. Refer to Note 8 for more information on dividends paid during the period.

Exchange offers

On August 14, 2020, the Company announced the commencement of an offer to exchange newly issued shares of common stock for up to 250,470 shares of its Series A Preferred Stock, up to 556,600 shares of its Series B Preferred Stock, and up to 556,600 shares of its Series C Preferred Stock. This offer had an expiration date of September 11, 2020. Based on the final count provided by the Exchange Agent, American Stock Transfer & Trust Company, LLC, a total of 42,820 shares of Series A Preferred Stock, 31,085 Series B Preferred Stock and 29,355 Series C Preferred Stock were validly tendered and not properly withdrawn prior to the expiration of the offer. The Company accepted all such 103,260 validly tendered shares of preferred stock, and issued in exchange a total of 516,300 shares of common stock in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. After settlement, the company had outstanding 2,027,180 shares of Series A Preferred Stock, 4,568,915 shares of Series B Preferred Stock, and 4,570,645 shares of Series C Preferred Stock.

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

On October 2, 2020, the Company agreed to issue an aggregate of 900,000 shares of its common stock and agreed to pay aggregate cash consideration of $1.7 million in exchange for 260,000 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement entered into on October 2, 2020 with existing holders of the Series C Preferred Stock. After the transaction closed, the Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series. After the settlement of all three exchanges, the Company had outstanding 1,816,518 shares of Series A Preferred Stock, 4,164,728 shares of Series B Preferred Stock and 3,883,178 shares of Series C Preferred Stock.

Common stock issuance to the Manager

On September 24, 2020, the Company issued (i) 1,215,370 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business. Refer to Note 10 for more information on this transaction.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, other than as set forth below, the Company was not involved in any material legal proceedings.

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York). On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed in a Form 8-K filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, and to resolve all claims by either party under the repurchase agreements, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. On June 11, 2020, the Company repaid the secured promissory note due to RBC in full. The Company has recognized this settlement in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As a result, as of December 31, 2020, the Company has satisfied all of its payment obligations to RBC under the settlement agreement and promissory note, and, as previously reported, the federal lawsuit has been voluntarily dismissed with prejudice.

As of December 31, 2020, the Company has also recorded a loss of $11.6 million related to deficiencies asserted by other counterparties. The Company has recognized these losses in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As of August 2020, the Company resolved and settled all deficiency claims with lenders.

The below table details the Company's outstanding commitments as of December 31, 2020 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Commercial loan G (a)(b)	July 26, 2018	$78,806	$60,111	$18,695
Commercial loan I (a)(c)	January 23, 2019	26,000	15,929	10,071
Commercial loan K (a)	February 22, 2019	20,000	15,787	4,213
LOTS (d)	Various	34,153	21,247	12,906
Total		$158,959	$113,074	$45,885
(a)The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.
(b)Paydowns of $5.7 million on Commercial loan G during the year decreased the total commitment from $84.5 million to $78.8 million. Subsequent to year end, the Company sold Commercial loan G to an unrelated third-party. See Note 16 for additional information.
(c)During the fourth quarter, the Company and the borrower of Commercial loan I entered into a modification agreement to, among other things, extend the term of the Loan, allow for a portion of the interest to be deferred and increase the capital commitment amount by $6.0 million. Subsequent to year end, the Company sold Commercial loan I to an unrelated third-party. See Note 16 for additional information.
(d)Refer to Note 10 "Related Party Transactions" for more information regarding LOTS.

13. Discontinued Operations and Assets and Liabilities Held for Sale

In November 2019, the Company signed a purchase and sale agreement whereby it agreed to sell its portfolio of single-family rental properties to a third-party at a price of approximately $137 million as the portfolio was under-performing. The Company recognized a gain of $0.2 million as a result of the transaction. The Company reclassified the operating results of its single-family rental properties segment as discontinued operations and excluded it from continuing operations for all periods presented.

The Company held assets of $0.2 million and liabilities of $1.5 million related to discontinued operations as of December 31, 2019. The Company did not hold any assets or liabilities related to discontinued operations as of December 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The table below presents the Company's results of operations for the years ended December 31, 2020 and December 31, 2019, respectively, for the single-family rental properties segment's discontinued operations as reported separately as net income (loss) from discontinued operations, net of tax (in thousands). In 2020, the Company reversed certain previously accrued expenses related to discontinued operations.

	Year Ended
	December 31, 2020	December 31, 2019
Interest expense	$—	$5,187

Other Income/(Loss)
Rental income	—	11,209
Net realized gain/(loss)	—	150
Other income	—	258
Total Other Income/(Loss)	—	11,617

Expenses
Other operating expenses	(80)	180
Property depreciation and amortization	—	4,110
Property operating expenses	(586)	6,556
Total Expenses	(666)	10,846

Net Income/(Loss) from Discontinued Operations	$666	$(4,416)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Investments in unconsolidated equity method affiliates

The Company has determined that AG Arc and MATH are significant subsidiaries as a result of having met certain thresholds on an individual basis during the year ended December 31, 2020. The Company has provided a summary of financial information on its unconsolidated equity method affiliates, including separate financial information related to these significant subsidiaries, as detailed below.

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020				December 31, 2019
	Arc Home (1)	MATH (2)	Other	Total
Assets
Real estate securities and loans, at fair value	$293,710	$343,576	$294,357	$931,643	$1,539,217
Mortgage servicing rights and excess mortgage servicing rights, at fair value	56,481	—	933	57,414	113,155
Cash and cash equivalents	41,781	754	11,438	53,973	39,390
Other assets (3)	86,687	3,838	3,112	93,637	192,477
Total Assets	$478,659	$348,168	$309,840	$1,136,667	$1,884,239

Liabilities
Financing arrangements	$290,009	$249,237	$35,774	$575,020	$807,902
Securitized debt, at fair value	—	—	96,579	96,579	144,810
Other liabilities (3)	88,650	1,109	301	90,060	217,301
Total Liabilities	378,659	250,346	132,654	761,659	1,170,013

Total Members' Equity
Members' equity (1)	97,938	97,822	177,186	372,946	711,285
Noncontrolling preferred interests	2,062	—	—	2,062	2,941
Total Member's equity	100,000	97,822	177,186	375,008	714,226

Total Liabilities & Members' Equity	$478,659	$348,168	$309,840	$1,136,667	$1,884,239

The Company's Investments in debt and equity of affiliates	$45,341	$43,619	$61,707	$150,667	$156,311
(1)The Company has an approximate 44.6% interest in AG Arc. Arc Home is a wholly owned subsidiary of AG Arc. The Company's investment in AG Arc of $45.3 million includes its pro-rata allocation of Members' equity disclosed in the table above and additional net assets held at AG Arc of $3.7 million.
(2)The Company has an approximate 44.6% interest in MATH.
(3)Arc Home, as an issuer, has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold or loans in pools it acquired in an MSR purchase (generally loans that are more than 90 days past due). When Arc Home determines there is more than a trivial benefit to repurchase the loans, it records the loans on its consolidated balance sheets as an asset and a corresponding liability. As of December 31, 2020, $58.7 million of loans eligible to be repurchased are recorded with Other assets and Other liabilities.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended
	December 31, 2020				December 31, 2019
	Arc Home (1)	MATH (2)	Other	Total
Net Interest Income
Interest income	$6,550	$30,113	$36,504	$73,167	$82,810
Interest expense	16,779	24,442	7,969	49,190	51,455
Total Net Interest Income	(10,229)	5,671	28,535	23,977	31,355

Other Income
Net realized gain/(loss)	119,786	(21,858)	(2,660)	95,268	25,478
Net interest component of interest rate swaps	—	101	—	101	(872)
Unrealized gain (loss) on real estate securities and loans, net	(13,171)	(15,959)	(73,003)	(102,133)	30,645
Unrealized gain/(loss) on derivative and other instruments, net	(26,003)	(25,326)	1,948	(49,381)	264
Other income	40,022	1	12,042	52,065	40,928
Total Other Income	120,634	(63,041)	(61,673)	(4,080)	96,443

Expenses
Other operating expenses	61,494	2,118	15,804	79,416	66,705

Net Income/(Loss)	48,911	(59,488)	(48,942)	(59,519)	61,093

Net Income/(Loss) Attributable to Noncontrolling Preferred Interests	248	—	—	248	(263)

Net Income/(Loss) Attributable to Controlling Interest of Unconsolidated Equity Method Investments	$49,159	$(59,488)	$(48,942)	$(59,271)	$60,830

The Company's Equity in earnings/(loss) from affiliates	$23,260	$(26,511)	$1,622	$(1,629)	$7,644
(1)The Company has an approximate 44.6% interest in AG Arc. Arc Home is a wholly owned subsidiary of AG Arc. The Company's equity in earnings/(loss) from AG Arc includes its pro-rata share of Net Income/(Loss) disclosed in the table above and additional net income recorded at AG Arc of $3.0 million.
(2)The Company has an approximate 44.6% interest in MATH.

Refer to Note 2 for more detail on the Company’s investments in unconsolidated equity method affiliates.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
15. Quarterly results (Unaudited)

Summarized quarterly results of operations were as follows (in thousands, except for per share data):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Statement of Operations Data:
Net Interest Income
Interest income	$40,268	$13,369	$9,717	$11,171
Interest expense	19,971	8,613	4,357	4,004
Total Net Interest Income	20,297	4,756	5,360	7,167

Other Income/(Loss)
Net realized gain/(loss)	(151,143)	(91,609)	(14,431)	661
Net interest component of interest rate swaps	923	—	(13)	(179)
Unrealized gain/(loss) on real estate securities and loans, net	(313,897)	109,632	19,495	25,304
Unrealized gain/(loss) on derivative and other instruments, net	5,686	(9,453)	1,970	(8,550)
Foreign currency gain/(loss), net	1,649	(156)	(10)	45
Other income	3	1	—	2
Total Other Income/(Loss)	(456,779)	8,415	7,011	17,283

Expenses
Management fee to affiliate	2,149	1,678	1,698	1,656
Other operating expenses	842	4,482	5,929	3,260
Restructuring Related Expenses	1,500	7,104	1,345	251
Equity based compensation to affiliate	88	75	—	—
Excise tax	(815)	—	—	—
Servicing fees	579	566	540	539
Total Expenses	4,343	13,905	9,512	5,706

Income/(loss) before equity in earnings/(loss) from affiliates	(440,825)	(734)	2,859	18,744
Equity in earnings/(loss) from affiliates	(44,192)	3,434	17,187	21,942
Net Income/(Loss) from Continuing Operations	(485,017)	2,700	20,046	40,686
Net Income/(Loss) from Discontinued Operations	—	361	—	305
Net Income/(Loss)	(485,017)	3,061	20,046	40,991

Gain on Exchange Offers, net (Note 11)	—	—	539	10,035
Dividends on preferred stock (1)	(5,667)	(5,667)	(5,563)	(3,652)

Net Income/(Loss) Available to Common Stockholders	$(490,684)	$(2,606)	$15,022	$47,374

Earnings/(Loss) Per Share - Basic
Continuing Operations	$(14.98)	$(0.09)	$0.44	$1.15
Discontinued Operations	—	0.01	—	0.01
Total Earnings/(Loss) Per Share of Common Stock	$(14.98)	$(0.08)	$0.44	$1.16

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$(14.98)	$(0.09)	$0.44	$1.15
Discontinued Operations	—	0.01	—	0.01
Total Earnings/(Loss) Per Share of Common Stock	$(14.98)	$(0.08)	$0.44	$1.16
(1) The three months ended September 30, 2020 and June 30, 2020 include cumulative and undeclared dividends of $5.6 million and $5.7 million on the Company's preferred stock as of September 30, 2020 and June 30, 2020, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Statement of Operations Data:
Net Interest Income
Interest income	$41,490	$40,901	$40,735	$48,534
Interest expense	22,094	23,030	21,887	23,097
Total Net Interest Income	19,396	17,871	18,848	25,437

Other Income/(Loss)
Net realized gain/(loss)	(20,583)	(27,510)	(16,132)	13,403
Net interest component of interest rate swaps	1,781	1,800	2,179	1,976
Unrealized gain/(loss) on real estate securities and loans, net	46,753	43,165	11,726	(17,812)
Unrealized gain/(loss) on derivative and other instruments, net	(10,086)	(10,839)	3,258	17,355
Foreign currency gain/(loss), net	—	—	667	(3,179)
Other income	414	216	210	342
Total Other Income/(Loss)	18,279	6,832	1,908	12,085

Expenses
Management fee to affiliate	2,345	2,400	2,346	2,734
Other operating expenses	3,781	3,807	6,062	4,988
Equity based compensation to affiliate	126	73	76	74
Excise tax	92	186	186	67
Servicing fees	371	416	416	416
Total Expenses	6,715	6,882	9,086	8,279

Income/(loss) before equity in earnings/(loss) from affiliates	30,960	17,821	11,670	29,243
Equity in earnings/(loss) from affiliates	(771)	2,050	(564)	6,929
Net Income/(Loss) from Continuing Operations	30,189	19,871	11,106	36,172
Net Income/(Loss) from Discontinued Operations	(1,034)	(1,193)	(1,057)	(1,132)
Net Income/(loss)	29,155	18,678	10,049	35,040

Dividends on preferred stock (1)	(3,367)	(3,367)	(3,720)	(5,667)

Net Income/(Loss) Available to Common Stockholders	$25,788	$15,311	$6,329	$29,373

Earnings/(Loss) Per Share - Basic
Continuing Operations	$0.87	$0.50	$0.22	$0.93
Discontinued Operations	(0.03)	(0.03)	(0.03)	(0.03)
Total Earnings/(Loss) Per Share - Basic	$0.84	$0.47	$0.19	$0.90

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$0.87	$0.50	$0.22	$0.93
Discontinued Operations	(0.03)	(0.03)	(0.03)	(0.03)
Total Earnings/(Loss) Per Share - Diluted	$0.84	$0.47	$0.19	$0.90
 (1) The three months ended September 30, 2019 and December 31, 2019 include cumulative and undeclared dividends of $0.4 million on the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock as of September 30, 2019 and December 31, 2019, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
16. Subsequent Events

On January 29, 2021, the Company, alongside private funds under the management of Angelo Gordon, entered into an amendment with respect to its Restructured Financing Arrangement in MATT. The amendment serves to convert the existing financing to a mark-to-market facility that is recourse to the Company and the private funds managed by Angelo Gordon that invest in MATT. Upon amending the agreement, the Company settled the premium recapture fee with the financing counterparty.

On February 4, 2021, the Company sold Commercial Loan G for proceeds of $58.8 million, eliminating future funding commitments of $18.7 million outstanding as of December 31, 2020.

On February 12, 2021, the Company sold Commercial Loan I for proceeds of $15.7 million, eliminating future funding commitments of $10.1 million outstanding as of December 31, 2020.

Subsequent to quarter end, the Company purchased or, subject to certain conditions, agreed to purchase Non-QM Loans of $73.4 million, of which $27.8 million was sourced from Arc Home. The Company expects to finance these purchases under an existing financing arrangement at an advance rate of approximately 85%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As part of a review and assessment of the effectiveness of our corporate governance documents, on February 17, 2021, our Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors, approved a Second Amended and Restated Code of Business Conduct and Ethics (the “Ethics Code”). The Ethics Code maintains the essential principles and standards contained in the prior ethics code and includes additional guidance with respect to topics previously addressed in the Ethics Code, including insider trading, conflicts of interest, discrimination and harassment, disclosure policy and reporting illegal and unethical behavior. Technical, administrative and other non-substantive revisions were also made to the Ethics Code. The amendments to the Ethics Code do not result in any waiver to any officer, director or employee of ours, explicit or implicit, from any provision of the ethics code as in effect prior to our Board of Director’s action to amend and restate the Ethics Code. The Ethics Code is applicable to all directors, officers, and employees of the Company and its subsidiaries and affiliates.

The Ethics Code is attached as Exhibit 14.1 to this Form 10-K. The Code will also be available at our website at http://www.agmortgageinvestmenttrust.com/corporate-governance/highlights.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.Financial Statements.

2.Schedules to Financial Statements.

All consolidated financial statement schedules have been omitted because they are either inapplicable or not deemed material, or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of Annual Report on Form 10-K.

3.Exhibits:

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

*10.3	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

*10.4
Equity Distribution Agreement, dated May 5, 2017, by and among the Company and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of Form 8-K, filed with the Securities and Exchange Commission on May 8, 2017.

*10.5
Equity Distribution Agreement, dated May 5, 2017, by and among the Company and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 1.2 of Form 8-K, filed with the Securities and Exchange Commission on May 8, 2017.

*10.6
Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

*10.7
Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 1.2 of Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

*10.8
First Amendment to Management Agreement, dated April 6, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the "Company") and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2020.

*10.9
Secured Promissory Note, dated April 10, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the "Company") and AG REIT Management, LLC, incorporated by reference to Exhibit 10.2 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.10
Security and Collateral Agency Agreement, dated April 10, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorporated by reference to Exhibit 10.3 on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020.

*10.11
Amendment No. 1 to Secured Promissory Note, dated April 27, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the "Company") and AG REIT Management, LLC, incorporated by reference to Exhibit 10.2 on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2020.

*10.12
Amendment No. 1 to Security Agreement, dated April 27, 2020, by and between AG Mortgage Investment Trust, Inc. a Maryland corporation (the “Company”) and Participating Counterparties, incorporated by reference to Exhibit 10.3 on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2020.

*10.13
2020 Equity Incentive Plan, dated as of April 15, 2020, by and between AG Mortgage Investment Trust, Inc. and its affiliates, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on June 23, 2020.**

*10.14
Form of Award Agreement Under the AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, dated as of April 15, 2020, incorporated by reference to Exhibit 10.60 on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2020.**

Exhibit No.	Description

*10.15
Second Amendment to the Management Agreement, dated September 24, 2020, by and between AG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2020.

14.1	AG Mortgage Investment Trust, Inc. Second Amended and Restated Code of Business Conduct and Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

*     Fully or partly previously filed.

**     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

February 22, 2021	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

February 22, 2021	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 22, 2021	By:	/s/ DAVID N. ROBERTS
David Roberts Director, Chief Executive Officer and President

February 22, 2021	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello Chief Financial Officer

February 22, 2021	By:	/s/ THOMAS DURKIN
Thomas Durkin Director, Chief Investment Officer

February 22, 2021	By:	/s/ DEBRA HESS
Debra Hess Director

February 22, 2021	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

February 22, 2021	By:	/s/ PETER LINNEMAN
Peter Linneman Director

February 22, 2021	By:	/s/ DIANNE HURLEY
Dianne Hurley Director